Form 10-Q
period 1995-03-26
HUTCHINSON TECHNOLOGY INC
filed 1995-05-08
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            MARCH 26, 1995
                               -------------------------------------------------
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------     ---------------------
Commission File Number                     0-14709
                       ---------------------------------------------

                       HUTCHINSON TECHNOLOGY INCORPORATED
     ----------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                MINNESOTA                                     41-0901840
     --------------------------------                    ------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

                 40 WEST HIGHLAND PARK, HUTCHINSON, MINNESOTA 55350
     ----------------------------------------------------------------------
          (Address of principal executive offices)           (Zip code)

                                (612) 587-3797
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     ----------------------------------------------------------------------
       (Former name, address or fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X       No
      ---------      ---------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 2, 1995 the registrant had 5,350,650 of Common Stock issued and outstanding.

- --------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS.

                       HUTCHINSON TECHNOLOGY INCORPORATED
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                             (Dollars in thousands)


                                                     March 26,      September 25,

                                                       1995             1994
                                                    ----------      -------------
ASSETS

Current Assets:

   Cash and cash equivalents                           $23,066            $18,570

   Securities available for sale                         1,164               - -

   Receivables, net                                     36,701             39,115

   Inventories                                          15,947              9,529

   Prepaid taxes and other expenses                      4,612              3,611
                                                    ----------      -------------

         Total current assets                           81,490             70,825

Property, plant and equipment, net                      80,053             77,887

Other assets                                             4,086              2,436
                                                    ----------      -------------

                                                      $165,629           $151,148
                                                    ----------      -------------
                                                    ----------      -------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:

   Current maturities of long-term debt                 $2,380             $2,380

   Accounts payable and accrued expenses                 9,862              7,327

   Accrued compensation                                 12,634              8,686

   Accrued income taxes                                  3,080                436
                                                    ----------      -------------

         Total current liabilities                      27,956             18,829

Long-tem debt                                           36,360             37,700
                                                    ----------      -------------

Shareholders' investment:
   Common stock, $.02 par value, 15,000,000 shares
 authorized, 5,350,000 and 5,333,000 issued and
 outstanding                                               107                107
   Additional paid-in capital                           39,480             39,215

   Retained earnings                                    61,726             55,297
                                                    ----------      -------------

         Total shareholders' investment                101,313             94,619
                                                    ----------      -------------

                                                      $165,629           $151,148
                                                    ----------      -------------
                                                    ----------      -------------


See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (In thousands, except per share data)


                                               Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                             ------------------------     ------------------------
                                              March 26,     March 27,     March 26,      March 27,

                                                1995          1994          1995           1994
                                             ----------     ---------     ---------      ---------
Net sales                                      $67,889       $58,636       $131,384      $105,593

Cost of sales                                   52,650        48,929        103,157        91,636
                                             ---------      --------      ---------      --------

   Gross profit                                 15,239         9,707         28,227        13,957

Research and development
   expenses                                      2,892         2,053          5,718         4,120

Selling, general and
   administrative expenses                       6,669         5,587         13,357        11,173
                                             ---------      --------      ---------      --------

   Income (loss) from operations                 5,678         2,067          9,152        (1,336)

Other income                                       303           261            633           639

Interest expense                                  (699)          (11)        (1,325)          (25)
                                             ---------      --------      ---------      --------

   Income (loss) before income taxes             5,282         2,317          8,460          (722)

Provision (benefit) for income taxes             1,198           513          2,031          (185)
                                             ---------      --------      ---------      --------

   Net income (loss)                            $4,084        $1,804         $6,429         ($537)
                                             ---------      --------      ---------      --------
                                             ---------      --------      ---------      --------

Net income (loss) per common
   and common equivalent share                   $0.75         $0.33          $1.18        ($0.10)
                                             ---------      --------      ---------      --------
                                             ---------      --------      ---------      --------

Weighted average common and
   common equivalent shares
   outstanding                                   5,446         5,451          5,440         5,332
                                             ---------      --------      ---------      --------
                                             ---------      --------      ---------      --------


See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)


                                                                             Twenty-Six Weeks Ended
                                                                             -------------------------

                                                                             March 26,       March 27,

                                                                               1995            1994
                                                                             ---------       ---------
Operating activities:

  Net income (loss)                                                           $6,429           ($537)

  Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:

         Depreciation and amortization                                        13,022          10,489

         Deferred tax benefit                                                 (1,668)         (1,007)

         Loss (gain) on disposal of assets                                       147            (107)

         Change in operating assets and liabilities (Note 7)                   4,122         (10,916)
                                                                            ---------       ---------

                    Cash provided by (used for) operating activities          22,052          (2,078)
                                                                            ---------       ---------

Investing activities:

   Capital expenditures                                                      (15,317)        (17,467)

   Sales of marketable securities                                                 --           3,547

   Purchases of marketable securities                                         (1,164)             --
                                                                            ---------       ---------

                    Cash (used for) investing activities                     (16,481)        (13,920)
                                                                            ---------       ---------

Financing activities:

   Repayments of long-term debt                                               (1,340)         (1,340)

   Net proceeds from issuance of long-term debt                                   --          13,500

   Net proceeds from issuance of common stock                                    265              24
                                                                            ---------       ---------

                    Cash provided by (used for) financing activities          (1,075)         12,184
                                                                            ---------       ---------

Net increase (decrease) in cash and cash equivalents                           4,496          (3,814)

Cash and cash equivalents at beginning of period                              18,570           4,860
                                                                            ---------       ---------

          Cash and cash equivalents at end of period                         $23,066          $1,046
                                                                            ---------       ---------
                                                                            ---------       ---------


See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

(1)  ACCOUNTING POLICIES
The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements include normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K ("Annual Report"). The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

(2)  BUSINESS AND CUSTOMERS
The Company is the world's leading supplier of suspension assemblies for rigid disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the rigid disk drive industry. The Company also is evaluating other product opportunities in the medical market and does not expect any significant medical revenues in fiscal 1995. A breakdown of customer sales is as follows:


                               Thirteen Weeks Ended      Twenty-Six Weeks Ended
                               ----------------------    -----------------------
                               March 26,    March 27,      March 26,   March 27,

Percentage of Net Sales          1995         1994           1995        1994
- -----------------------        ---------    ---------    -----------   ---------

Five Largest Customers              84%         79%            85%         77%

   Seagate Technology               34          26             36          25

   Read-Rite                        20          34             21          34

   Yamaha                           11           7             12           6

   IBM                              11           5              9           4

   SAE Magnetics                     8           7              7           8


Sales returns and allowances for the twenty-six weeks ended March 26, 1995 were $1,430,000 compared to $1,889,000 for the comparable period in fiscal 1994.

(3)  CASH AND CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments with original maturities of ninety days or less.

(4)  SECURITIES AVAILABLE FOR SALE
Securities available for sale at March 26,1995 consisted of U.S. Treasury bills with a market value and cost of $1,164,000. The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

(5)  INVENTORIES
All inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:


                                                   March 26,      September 25,

                                                     1995             1994
                                                  ----------      -------------

         Raw materials                               $4,053           $4,339

         Work in process                              4,079            3,139

         Finished goods                               8,219            2,581

         LIFO reserve                                  (404)            (530)
                                                  ----------      -----------

                                                    $15,947           $9,529
                                                  ----------      -----------
                                                  ----------      -----------


(6)  NET INCOME (LOSS) PER SHARE
Net income (loss) per share, which is approximately equivalent on both a primary and fully diluted basis, is based, to the extent dilutive, on the weighted average number of common and common equivalent shares outstanding.

(7)  INCOME TAXES
Income taxes have been provided based upon the estimated effective tax rate for the fiscal year. On September 27, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". The cumulative effect of adopting SFAS 109 had no material effect on the Company's consolidated results of operations.

The following table details the components of deferred tax assets:


                                                    March 26,     September 25,

                                                      1995            1994
                                                  -----------     -------------
Current deferred tax assets

       Related to sales and accounts receivables       $953              $687

       Related to inventories                         2,343             1,568

       Accruals and other reserves                      967               935
                                                  ----------      ------------

                                                      4,263             3,190

Long-term deferred tax assets

       Related to property, plant and equipment       1,301              (105)

       Tax credits                                    5,356             3,875

       Valuation allowance                           (2,947)           (1,601)
                                                  ----------      ------------

                                                      3,710             2,169
                                                  ----------      ------------

Total deferred tax assets                            $7,973            $5,359
                                                  ----------      ------------
                                                  ----------      ------------


The following table lists the types of tax credits available to the Company, and their expiration dates:


                                                             Year of
Carryforward                         Amount                  Expiration
- --------------                      ---------            -----------------

   Research and development            $817                  2008 - 2010

   Alternative minimum tax            4,539              Does not expire


The Company determined that the realization of certain of these tax credits did not meet the recognition criteria under SFAS No. 109 and, accordingly, a valuation allowance has been established.

(8)  SUPPLEMENTARY CASH FLOW INFORMATION


                                                       Twenty-Six Weeks Ended
                                                      ------------------------
                                                      March 26,      March 27,

                                                        1995           1994
                                                      ---------      ---------
Changes in operating assets and liabilities:

         Receivables, net                              $2,414        ($10,557)

         Inventories                                   (6,418)         (1,246)

         Prepaid taxes and other                       (1,001)           (316)

         Accounts payable and accrued liabilities       6,483             951

         Accrued income taxes                           2,644             252
                                                      --------       ---------

                                                       $4,122        ($10,916)
                                                      --------       ---------
                                                      --------       ---------

Cash paid for:

         Interest (net of amount capitalized)          $1,603             $65

         Income taxes                                   2,000             929


Capitalized interest for the twenty-six weeks ended March 26, 1995 was $254,000 compared to $568,000 for the comparable period in fiscal 1994.

(9)  ADDITIONAL LONG-TERM DEBT
On April 20, 1994 the Company obtained $30,000,000 through the placement of senior unsecured notes bearing a fixed 7.46% interest rate and requiring semi-annual principal payments of $1,875,000 beginning August 15, 1996. Notes of $20,000,000, $5,000,000 and $5,000,000 were placed with Teachers Insurance and Annuity Association of America, Central Life Assurance Company and Modern Woodmen of America, respectively.

                       HUTCHINSON TECHNOLOGY INCORPORATED
    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 26, 1995 VS. THIRTEEN WEEKS ENDED MARCH 27, 1994. Net sales for the thirteen weeks ended March 26, 1995 increased $9,253,000 or 16% over the comparable period in fiscal 1994. The Company shipped approximately 16 million more suspension assemblies over the comparable period in fiscal 1994.

Gross profit for the second quarter of fiscal 1995 increased $5,532,000 or 57% over the comparable period in fiscal 1994 and gross profit as a percent of net sales increased from 17% to 22%. The increase in gross profit and gross profit as a percent of net sales was primarily due to higher sales volume and improving manufacturing efficiencies resulting in higher production, noted above.

Research and development expenses for the second quarter of fiscal 1995 were $2,892,000, an increase of $839,000 or 41% as compared to the same period in fiscal 1994. The higher expenses were primarily due to increased labor expenses. The majority of the research and development expenses are attributable to the development of new suspension assembly types to meet customers' changing requirements.

Selling, general and administrative expenses for the thirteen weeks ended March 26, 1995 increased $1,082,000 or 19% from the comparable period in fiscal 1994. The increased expenses were primarily due to a $583,000 increase in profit sharing expense and a $208,000 increase in labor expenses. As a percent of net sales, selling, general and administrative expenses remained at 10%.

Other income for the thirteen weeks ended March 26, 1995 increased $42,000 from the comparable period in fiscal 1994. Interest income increased by $313,000, offset by a $300,000 reduction in licensing income. Interest expense increased $688,000 as a result of higher outstanding debt and lower capitalization of interest expense.

The income tax provision for the thirteen weeks ended March 26, 1995 was based on an estimated effective tax rate for the fiscal year of 24% which was below the statutory federal rate primarily due to the large portion of sales that qualify for the benefit of the Company's Foreign Sales Corporation.

Net income for the second quarter of fiscal 1995 was $4,084,000, an increase of $2,280,000 over the comparable period in fiscal 1994. The increase was primarily due to the increased suspension assembly sales volume and manufacturing efficiencies, noted above.

TWENTY-SIX WEEKS ENDED MARCH 26, 1995 VS. TWENTY-SIX WEEKS ENDED MARCH 27, 1994. Net sales for the twenty-six weeks ended March 26, 1995 increased $25,791,000 or 24% over the comparable period in fiscal 1994. The Company shipped approximately 40 million more suspension assemblies over the comparable period in fiscal 1994.

Gross profit for the twenty-six weeks ended March 26, 1995 increased $14,270,000 or 102% over the comparable period in fiscal 1994 and gross profit as a percent of net sales increased from 13% to 21%. The increase in gross profit and gross profit as a percent of net sales was primarily due to higher sales volume and improving manufacturing efficiencies resulting in higher production, noted above.

Research and development expenses for the twenty-six weeks ended March 26, 1995 increased $1,598,000 or 39% as compared to the same period in fiscal 1994. The higher expenses were primarily due to increased labor expenses. The majority of the research and development expenses are attributable to the development of new suspension assembly types to meet customers' changing requirements.

Selling, general and administrative expenses for the twenty-six weeks ended March 26, 1995 increased $2,184,000 or 20% from the comparable period in fiscal 1994. The increased expenses were primarily due to a $939,000 increase in profit sharing expense and a $405,000 increase in labor expenses. As a percentage of net sales, selling, general and administrative expenses decreased from 11% to 10%.

Other income for the twenty-six weeks ended March 26, 1995 decreased $6,000 from the comparable period in fiscal 1994. A $712,000 decrease in licensing income was offset partially by a $548,000 increase in interest income. Interest expense increased $1,300,000 as a result of higher outstanding debt and lower capitalization of interest expense.

The income tax provision for the twenty-six weeks ended March 26, 1995 was based on an estimated effective tax rate for the fiscal year of 24% which was below the statutory federal rate primarily due to the large portion of sales that qualify for the benefit of the Company's Foreign Sales Corporation.

Net income for the twenty-six weeks ended March 26, 1995 was $6,429,000 compared to a net loss of $537,000 for the comparable period in fiscal 1994. The increase was primarily due to higher sales volume and improving manufacturing efficiencies, noted above.

LIQUIDITY AND CAPITAL RESOURCES

Principal sources of liquidity are cash flow from operations, cash balances and additional financing capacity. The Company's cash and cash equivalents increased to $23,066,000 at March 26, 1995 compared to $18,570,000 at September 25, 1994. The Company provided $22,052,000 from operating activities during the twenty-six weeks ended March 26, 1995.

Cash used for capital expenditures for the twenty-six weeks ended March 26, 1995 totaled $15,317,000, a decrease of $2,150,000 from the comparable period in fiscal 1994. The higher expenditures in fiscal 1994 were primarily for additional manufacturing equipment at the Company's facilities in Hutchinson and Sioux Falls and the expansion of the Company's manufacturing plant in Hutchinson. The Company anticipates, but is not contractually committed to, aggregate fiscal 1995 expenditures of approximately $40,000,000 for manufacturing and support equipment at its manufacturing facilities and office space at the Hutchinson site. Financing of these capital expenditures will be principally from internally generated funds, cash balances and/or additional financing capacity.

The Company maintains a $15,000,000 unsecured working capital line of credit agreement with Harris Trust and Savings Bank and Norwest Bank Minnesota, National Association. At March 26, 1995 the Company had no borrowings under this agreement. The $1,340,000 annual principal installment of the $10,000,000 senior unsecured notes placed in fiscal 1989 was paid during the first quarter of fiscal 1995. The $940,000 annual principal installment of the $7,000,000 senior unsecured notes placed in fiscal 1987 is due during the fourth quarter of fiscal 1995. The first $1,875,000 semi-annual installment of the $30,000,000 senior unsecured notes placed in fiscal 1994 is due during the fourth quarter of fiscal 1996. The Company's debt agreements contain various restrictive covenants. As of March 26 1995, the Company was in compliance with all such covenants.

The Company believes that its cash and cash equivalents, cash to be generated from operations, its existing bank facilities and additional financing capacity will be sufficient to meet the Company's current and long-term liquidity, debt installments, and capital requirements.

MARKET TRENDS AND CERTAIN CONTINGENCIES

Due to the dynamic nature of the disk drive industry, the Company has historically experienced significant, unforeseen increases and decreases in demand for certain or all of its components. Also, the introduction of new types or sizes of read/write heads and new disk drive designs tends to decrease customers' yields with the result that the Company may experience a temporary elevation of demand for some types of suspension assemblies. The advent of new heads and new drive designs may require rapid development and implementation of new suspension types which may temporarily reduce the Company's manufacturing yields and efficiencies. There can be no assurance that such changes will not continue to affect the Company.

The Company expects that the expanding use of smaller computers, increasingly complex software and the emergence of new applications for disk storage that have contributed to the historical year-to-year increases in disk drive production will continue for the foreseeable future. However, the Company believes demand for drives will continue to be subject, as it has in the past, to rapid short-term changes resulting from, among other things, changes in disk drive inventory levels, responses to competitive price changes and unpredicted high or low market acceptance of new drive models.

In August of 1988, the Company and hundreds of other corporations were informed that they are "potentially responsible parties" under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) as generators of hazardous waste disposed of at a waste site in Gary, Indiana. In December of 1989, the Company settled its potential liability under a cost recovery action by paying $9,000 of the surface cleanup costs (estimated to have been more than $2,000,000 in the aggregate). The settlement did not resolve the potential liability, if any, of the Company for future cleanup costs relating to soil and ground water contamination.

The United States Environmental Protection Agency (USEPA) notified the Company in September 1993 of its further potential liability for reimbursement of the cost of future additional cleanup of the Gary, Indiana site, in connection with the Company's status as a "potentially responsible party" under CERCLA. The Company responded to the USEPA that it is willing to cooperate with the agency to resolve its potential liability regarding this site, and informing the USEPA that the Company previously had entered into a settlement agreement with other potentially responsible parties, under which the Company may be entitled to indemnification for some or all of the liabilities referred to in the USEPA notice.

To the Company's knowledge, no formal investigation or assessment has been done of the magnitude of the soil and ground water contamination at the Gary, Indiana site and there are no formal estimates of which the Company is aware concerning the total cleanup cost.

In October of 1992, the Company was notified that it may be liable for investigation and remediation expenses incurred pursuant to CERCLA for a facility located in Greer, South Carolina. The notification indicated that nearly 600 entities shipped wastes to the site between 1987 and 1991, and identified the Company as a "potentially responsible party" at the site. In December of 1992, the Company joined a group of many other corporations as "potentially responsible parties" to initiate voluntary surface cleanup at the site. The Company's contribution to the cost of the surface cleanup preliminarily is estimated at $8,500.

The Company and certain users of the Company's products have from time to time received, and may in the future receive, communications from third parties asserting patents against the Company or its customers which may relate to certain of the Company's products or to products which include the

Company's products as a component. Although the Company has not been a party to any material intellectual property litigation, certain of its customers have been sued on patents having claims closely related to products sold by the Company. In the event any third party were to make a valid infringement claim and a license were not available on terms acceptable to the Company, the Company's operating results could be adversely affected.

The Company is party to certain other claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect the Company's current or future financial position or results of operations.

                           PART II.  OTHER INFORMATION
             ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's 1995 Annual Meeting of Shareholders held on January 25th, 1995, the shareholders approved the following:

     (a) a proposal to ratify the appointment of Arthur Andersen LLP to serve as independent public accountants of the Company for the fiscal year ending September 24, 1995. The proposal received 4,959,824 votes for, and 13,995 votes against, ratification. There were 21,122 abstentions and no broker non-votes.

     (b) the election of directors to serve until their successors are duly elected. Each nominated director was elected as follows:

                     Director - Nominee          Votes For     Votes Withheld
                     -------------------------  ----------    ---------------
                     Jeffrey W. Green            4,969,546             25,395

                     Wayne M. Fortun             4,969,406             25,535

                     W. Thomas Brunberg          4,959,391             35,550

                     James E. Donaghy            4,960,741             34,200

                     Harry C. Ervin, Jr.         4,966,906             28,035

                     Richard N. Rosett           4,966,096             28,845

     (c) a proposal to amend the Hutchinson Technology Incorporated 1988 Stock Option Plan (the "Plan") to increase the number of shares authorized for issuance under the Plan from 750,000 to 1,000,000 and to limit to 100,000 the number of shares for which any single employee may be granted options in any one calendar year. The proposal received 4,093,666 votes for, and 813,614 votes against, the amendment. There were 79,882 abstentions and 7,779 broker non-votes.

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a) EXHIBITS.

4.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-98270), as amended by Articles of Amendment dated January 27, 1988 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1987, File No. 0-14709).

4.2       Restated By-Laws of the Company (incorporated by reference to Exhibit
          4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1988, File No. 0-14709), and amendment adopted on March 5, 1991 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, File No. 0-14709).

4.3 Notes Purchase Agreement, dated July 9, 1987, providing for the placement of $7,000,000 of senior unsecured notes with certain financial institutions (incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1987, File No. 0-14709), Amendment No. 1 to Notes Purchase Agreement dated October 28, 1988 (incorporated by reference to Exhibit
          4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1988, File No. 0-14709), Amendment No. 2 to Notes Purchase Agreement dated April 30, 1990 (incorporated by reference to
          Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1990, File No. 0-14709), Amendment dated as of April 6, 1993 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1993, File No. 0-14709), and Amendment dated as of April 18, 1994 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709).

4.4 Notes Purchase Agreement dated October 28, 1988, providing for the placement of $10,000,000 of senior unsecured notes with certain financial institutions (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1988, File No. 0-14709), Amendment No. 1 to Notes Purchase Agreement dated April 30, 1990 (incorporated by reference to
          Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1990, File No. 0-14709), Amendment dated as of April 6, 1993 (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1993, File No. 0-14709), and Amendment dated as of April 18, 1994 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709).

4.5 Interest Rate and Currency Exchange Agreement between the Company and Harris Trust and Savings Bank, dated as of March 26, 1992 (incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1992, File No. 0-14709), First Amendment to Interest Rate and Currency Exchange Agreement between the Company and Harris Trust and Savings Bank dated as of April 8, 1993 (incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1993, File No. 0-14709), Amendment to Interest Rate and Currency Exchange Agreement dated as of September 7, 1993 (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1993, File No. 0-14709), Second Amendment to Interest Rate and Currency Exchange Agreement dated as of November 30, 1993 (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), and Third Amendment to Interest Rate and Currency Exchange Agreement dated as of March 24, 1994 (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709).

4.6 Trust Indenture between the City of Hutchinson, Minnesota and National City Bank of Minneapolis, as Trustee, dated as of March 1, 1993 (incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1993, File No. 0-14709).

4.7 Loan Agreement between the City of Hutchinson, Minnesota and the Company, dated as of March 1, 1993 (incorporated by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1993, File No. 0-14709).

4.8 Reimbursement Agreement between the Company and Harris Trust and Savings Bank, dated as of March 1, 1993 (incorporated by reference to Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1993, File No. 0-14709), Amendment to Reimbursement Agreement dated as of November 30, 1993 (incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), Amendment to Reimbursement Agreement dated as of March 24, 1994 (incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), and Third Amendment to Reimbursement Agreement effective as of March 31, 1994.

4.9 Credit Agreement between the Company, Harris Trust and Savings Bank and Norwest Bank Minnesota, National Association, dated as of November 12, 1993 (incorporated by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1993, File No. 0-14709), Amendment No. 1 to Credit Agreement effective as of March 23, 1994 (incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), Second Amendment to Credit Agreement effective as of March 31, 1994 (incorporated by reference to Exhibit
          4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), and Amendment No. 3 to Credit Agreement effective as of January 31, 1995.

4.10 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $20,000,000 of senior unsecured notes with Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709).

4.11 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $5,000,000 of senior unsecured notes with Central Life Assurance Company (incorporated by reference to Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709).

4.12 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $5,000,000 of senior unsecured notes with Modern Woodmen of America (incorporated by reference to Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709).

10.1 Employment Agreement between the Company and Wayne M. Fortun, dated as of April 7, 1986 (incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 16, 1986, File No. 0-14709).

10.2 Lease with Right of First Refusal from Donald Wendorff and Laura Wendorff to the Company dated September 18, 1990 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, File No. 0-14709).

10.3 Technology and Manufacturing Agreement dated as of November 12, 1992 between the Company and Suncall Corporation (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1992, File No. 0-14709), and Amendment to Technology and Manufacturing Agreement dated as of January 8, 1994 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 26, 1993, File No. 0-14709).

10.4 Distribution Agreement dated as of November 12, 1992 between the Company and Suncall Corporation (incorporated by reference to Exhibit
          10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1992, File No. 0-14709), and Addendum to Distribution Agreement dated as of August 12, 1993 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1993, File No. 0-14709).

10.5 1988 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1988, File No. 0-14709), Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1993, File No. 0-14709), and Amendment to the 1988 Stock Option Plan.

10.6 Building Lease dated April 1988 and Amendment to Building Lease dated August 29, 1988 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1988, File No. 0-14709), Second Amendment to Building Lease dated as of September 18, 1989, relating to the Company's Sioux Falls, South Dakota facility (incorporated by reference to Exhibit
          10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, File No. 0-14709), Third Amendment to Building Lease dated September 19, 1991, relating to the Company's Sioux Falls, South Dakota facility (incorporated by reference to
          Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1991, File No. 0-14709), and Fourth Amendment to Commercial Lease dated September 29, 1992, relating to the Company's Sioux Falls, South Dakota facility (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1992, File No. 0-14709).

10.7 Hutchinson Technology Incorporated 401-K Plan and related 401-K Trust (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, File No. 0-14709).

10.8 Directors' Retirement Plan effective as of January 1, 1992 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1992, File No. 0-14709).

10.9 Description of Bonus Program for Key Employees of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1992, File No. 0-14709).

11        Statement Regarding Computation of Net Income (Loss) Per Share.

b) REPORTS ON FORM 8-K.

          No reports were filed on Form 8-K during the thirteen weeks ended March 26, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HUTCHINSON TECHNOLOGY INCORPORATED

Date:  May 8, 1995                  By   /s/Jeffrey W. Green
      -------------                   ------------------------------------
                                      Jeffrey W. Green

                                      Chairman of the Board of Directors,

                                      Chief Executive Officer

Date:  May 8, 1995                  By   /s/John A. Ingleman
      -------------                   ------------------------------------
                                      John A. Ingleman

                                      Vice President, Chief Financial Officer,

                                      Secretary and Treasurer

                                INDEX TO EXHIBITS


    Exhibit
       No.                                                                 Page
    --------                                                              -------
        4.8    Third Amendment to Reimbursement Agreement           Electronically Filed

        4.9    Amendment No. 3 to Credit Agreement                  Electronically Filed

       10.5    Amendment to 1988 Stock Option Plan                  Electronically Filed

       11      Statement Regarding Computation of Net Income        Electronically Filed
               (Loss) Per Share

       27      Financial Data Schedule                              Electronically Filed