Form 10-Q
period 1995-06-25
HUTCHINSON TECHNOLOGY INC
filed 1995-08-04
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               JUNE 25, 1995
                              ------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------     -------------------

Commission File Number             0-14709
                         -----------------------

                       HUTCHINSON TECHNOLOGY INCORPORATED
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                   41-0901840
        --------------------------------    ----------------------------
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)          Identification No.)

               40 WEST HIGHLAND PARK, HUTCHINSON, MINNESOTA 55350
        ----------------------------------------------------------------
            (Address of principal executive offices)      (Zip code)

                                 (612) 587-3797
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

        ----------------------------------------------------------------
       (Former name, address or fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
   ---------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 31, 1995 the registrant had 5,410,295 of Common Stock issued and outstanding.
- -------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS.
                       HUTCHINSON TECHNOLOGY INCORPORATED
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                             (Dollars in thousands)

                                                                     June 25,  September 25,
                                                                       1995        1994
                                                                 ------------ --------------
ASSETS

Current Assets:

 Cash and cash equivalents                                            $25,891     $18,570

 Securities available for sale                                          2,167         - -

 Receivables, net                                                      42,355      39,115

 Inventories                                                           14,670       9,529

 Prepaid taxes and other expenses                                       4,461       3,611
                                                                 -------------  ------------

     Total current assets                                              89,544      70,825

Property, plant and equipment, net                                     83,468      77,887

Other assets                                                            5,734       2,436
                                                                 -------------  ------------

                                                                     $178,746    $151,148
                                                                 -------------  ------------
                                                                 -------------  ------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:

 Current maturities of long-term debt                                  $2,380      $2,380

 Accounts payable and accrued expenses                                 10,873       7,327

 Accrued compensation                                                  14,426       8,686

 Accrued income taxes                                                   5,809         436
                                                                 -------------  ------------

     Total current liabilities                                         33,488      18,829

Long-term debt and other                                               37,760      37,700
                                                                 -------------  ------------

Shareholders' investment:

 Common stock, $.02 par value, 15,000,000 shares authorized,
  5,362,000 and 5,333,000 issued and outstanding                          107         107

 Additional paid-in capital                                            39,677      39,215

 Retained earnings                                                     67,714      55,297
                                                                 -------------  ------------

     Total shareholders' investment                                   107,498      94,619
                                                                 -------------  ------------

                                                                     $178,746    $151,148
                                                                 -------------  ------------
                                                                 -------------  ------------


See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (In thousands, except per share data)


                                     Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                   --------------------------   ---------------------------
                                     June 25,       June 26,      June 25,       June 26,
                                       1995           1994          1995           1994
                                   ----------    ----------    -----------    -----------
Net sales                             $81,892       $62,787       $213,276       $168,380

Cost of sales                          59,997        51,442        163,154        143,078
                                   ----------    ----------    -----------    -----------

 Gross profit                          21,895        11,345         50,122         25,302

Research and development
 expenses                               5,700         2,142         11,418          6,262

Selling, general and
 administrative expenses                8,082         5,885         21,439         17,058
                                   ----------    ----------    -----------    -----------

 Income from operations                 8,113         3,318         17,265          1,982

Other income                              457           176          1,090            815

Interest expense                        (684)         (375)        (2,009)          (400)
                                   ----------    ----------    -----------    -----------

 Income before income taxes             7,886         3,119         16,346          2,397

Provision for income taxes              1,898           811          3,929            626
                                   ----------    ----------    -----------    -----------

 Net income                            $5,988        $2,308        $12,417         $1,771
                                   ----------    ----------    -----------    -----------
                                   ----------    ----------    -----------    -----------

Net income per common
 and common equivalent share            $1.09         $0.42          $2.28          $0.33
                                   ----------    ----------    -----------    -----------
                                   ----------    ----------    -----------    -----------

Weighted average common and
 common equivalent shares
 outstanding                            5,492         5,455          5,458          5,447
                                   ----------    ----------    -----------    -----------
                                   ----------    ----------    -----------    -----------


See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)


                                                   Thirty-Nine Weeks Ended
                                                 ---------------------------
                                                     June 25,       June 26,
                                                       1995           1994
                                                 ------------   ------------
Operating activities:

 Net income                                          $12,417         $1,771

 Adjustments to reconcile net income to
  cash provided by operating activities:

    Depreciation and amortization                     20,374         17,111

    Deferred tax benefit                              (3,167)        (1,202)

    Loss on disposal of assets                           260            160

    Change in operating assets and liabilities
    (Note 7)                                           6,770        (10,197)
                                                 ------------   ------------

         Cash provided by operating activities        36,654          7,643
                                                 ------------   ------------
Investing activities:

 Capital expenditures                                (26,188)       (25,142)

 Sales of marketable securities                          913          3,547

 Purchases of marketable securities                   (3,080)            --
                                                 ------------   ------------

         Cash (used for) investing activities        (28,355)       (21,595)
                                                 ------------   ------------
Financing activities:

 Repayments of long-term debt                         (1,440)       (14,940)

 Net proceeds from issuance of long-term debt             --         43,500

 Net proceeds from issuance of common stock              462             31
                                                 ------------   ------------
         Cash provided by (used for) financing
         activities                                     (978)        28,591
                                                 ------------   ------------

Net increase in cash and cash equivalents              7,321         14,639

Cash and cash equivalents at beginning of period      18,570          4,860
                                                 ------------   ------------
         Cash and cash equivalents at end of
         period                                      $25,891        $19,499
                                                 ------------   ------------
                                                 ------------   ------------


See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


(1)  ACCOUNTING POLICIES
The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements include normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The Company anticipates adopting SFAS 121 in fiscal year 1997 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company.

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


                             Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                           -------------------------     ------------------------
                            June 25,       June 26,       June 25,     June 26,
Percentage of Net Sales       1995           1994           1995         1994
- -----------------------    ----------     ----------     ----------   ----------
Five Largest Customers           86%            79%            86%          78%
   Seagate Technology            35             33             36           28
   Read-Rite                     18             24             20           30
   Yamaha                        15              9             13            7
   IBM                           10              6              9            5
   SAE Magnetics                  8              7              8            8

Sales returns and allowances for the thirty-nine weeks ended June 25, 1995 were $1,994,000 compared to $2,267,000 for the comparable period in fiscal 1994.

(3)  CASH AND CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments with original maturities of ninety days or less.

(4)  SECURITIES AVAILABLE FOR SALE
Securities available for sale at June 25,1995 consisted of U.S. Treasury bills with a market value and cost of $2,167,000. The Company follows the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

(5)  INVENTORIES
All inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:


                                              June 25,    September 25,
                                                1995           1994
                                           -------------  -------------

      Raw materials                              $3,571         $4,339
      Work in process                             3,931          3,139
      Finished goods                              7,572          2,581
      LIFO reserve                                 (404)          (530)
                                           -------------  -------------
                                                $14,670         $9,529
                                           -------------  -------------
                                           -------------  -------------


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

The following table details the components of deferred tax assets:


                                              June 25,    September 25,
                                                1995           1994
                                           -------------  -------------
Current deferred tax assets
      Related to sales and accounts
       receivables                                 $973           $687
      Related to inventories                      2,031          1,568
      Accruals and other reserves                 1,269            935
                                           -------------  -------------
                                                  4,273          3,190
Long-term deferred tax assets
      Related to property, plant and
       equipment                                  2,849           (105)
      Tax credits                                 4,316          3,875
      Valuation allowance                        (1,829)        (1,601)
                                           -------------  -------------
                                                  5,336          2,169
                                           -------------  -------------
Total deferred tax assets                        $9,609         $5,359
                                           -------------  -------------
                                           -------------  -------------


The following table lists the types of tax credits available to the Company, and their expiration dates:


                                                        Year of
Carryforward                           Amount          Expiration
- ------------                  ---------------     ---------------
 Research and development                $963         2009 - 2011
 Alternative minimum tax                3,353     Does not expire


The Company determined that the realization of certain of these tax credits did not meet the recognition criteria under SFAS 109 and, accordingly, a valuation allowance has been established.

(8)  SUPPLEMENTARY CASH FLOW INFORMATION


                                                    Thirty-Nine Weeks Ended
                                                ------------------------------
                                                   June 25,         June 26,
                                                     1995             1994
                                                -------------    -------------
Changes in operating assets and liabilities:
    Receivables, net                                 ($3,240)        ($11,668)
    Inventories                                       (5,141)          (2,236)
    Prepaid taxes and other                           (1,008)             (10)
    Accounts payable and accrued liabilities           9,286            2,680
    Accrued income taxes                               5,373            1,037
    Other non-current liabilities                      1,500               --
                                                -------------    -------------
                                                      $6,770         ($10,197)
                                                -------------    -------------
                                                -------------    -------------
Cash paid for:
   Interest (net of amount capitalized)                 $226              $15
   Income taxes                                        2,800            1,425


Capitalized interest for the thirty-nine weeks ended June 25, 1995 was $360,000 compared to $922,000 for the comparable period in fiscal 1994.

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

                       HUTCHINSON TECHNOLOGY INCORPORATED
    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 25, 1995 VS. THIRTEEN WEEKS ENDED JUNE 26, 1994.
Net sales for the thirteen weeks ended June 25, 1995 increased $19,105,000 or 30% over the comparable period in fiscal 1994. The Company shipped approximately 25 million more suspension assemblies over the comparable period in fiscal 1994.

Gross profit for the third quarter of fiscal 1995 increased $10,550,000 or 93% over the comparable period in fiscal 1994 and gross profit as a percent of net sales increased from 18% to 27%. The increase in gross profit and gross profit as a percent of net sales was primarily due to improving manufacturing efficiencies and higher sales volume, noted above.

The majority of the research and development expenses are attributable to the development of new suspension assembly types to meet customers' changing requirements. Research and development expenses for the third quarter of fiscal 1995 were $5,700,000, an increase of $3,558,000 or 166% as compared to the same period in fiscal 1994. The increase was primarily due to the technology sharing agreement with IBM to develop trace suspension assemblies (see Liquidity and Capital Resources below).

Selling, general and administrative expenses for the thirteen weeks ended June 25, 1995 increased $2,197,000 or 37% from the comparable period in fiscal 1994. The increased expenses were primarily due to a $1,001,000 increase in labor expenses and a $611,000 increase in profit sharing expense. As a percent of net sales, selling, general and administrative expenses increased from 9% to 10%.

Other income for the thirteen weeks ended June 25, 1995 increased $281,000 from the comparable period in fiscal 1994. The increase was primarily due to an increase in interest income as a result of a higher average investment balance. Interest expense increased $309,000 as a result of higher outstanding debt and lower capitalization of interest expense.

The income tax provision for the thirteen weeks ended June 25, 1995 was based on an estimated effective tax rate for the fiscal year of 24% which was below the statutory federal rate primarily due to the large portion of sales that qualify for the benefit of the Company's Foreign Sales Corporation.

Net income for the third quarter of fiscal 1995 was $5,988,000, an increase of $3,680,000 over the comparable period in fiscal 1994. The increase was primarily due to improving manufacturing efficiencies and higher sales volume, noted above.

THIRTY-NINE WEEKS ENDED JUNE 25, 1995 VS. THIRTY-NINE WEEKS ENDED JUNE 26, 1994. Net sales for the thirty-nine weeks ended June 25, 1995 increased $44,896,000 or 27% over the comparable period in fiscal 1994. The Company shipped approximately 65 million more suspension assemblies over the comparable period in fiscal 1994.

Gross profit for the thirty-nine weeks ended June 25, 1995 increased $24,820,000 or 98% over the comparable period in fiscal 1994 and gross profit as a percent of net sales increased from 15% to 24%. The increase in gross profit and gross profit as a percent of net sales was primarily due to improving manufacturing efficiencies and higher sales volume, noted above.

The majority of the research and development expenses are attributable to the development of new suspension assembly types to meet customers' changing requirements. Research and development expenses for the thirty-nine weeks ended June 25, 1995 increased $5,156,000 or 82% as compared to the same period in fiscal 1994. The higher expenses were primarily due to the technology sharing agreement, noted above, and increased labor expenses of $1,387,000.

Selling, general and administrative expenses for the thirty-nine weeks ended June 25, 1995 increased $4,381,000 or 26% from the comparable period in fiscal 1994. The increased expenses were primarily due to a $1,550,000 increase in profit sharing expense and a $1,405,000 increase in labor expenses. As a percent of net sales, selling, general and administrative expenses remained at 10%.

Other income for the thirty-nine weeks ended June 25, 1995 increased $275,000 from the comparable period in fiscal 1994. A $1,083,000 increase in interest income, as a result of a higher average investment balance, was offset partially by a $776,000 decrease in licensing income. Interest expense increased $1,609,000 as a result of higher outstanding debt and lower capitalization of interest expense.

The income tax provision for the thirty-nine weeks ended June 25, 1995 was based on an estimated effective tax rate for the fiscal year of 24% which was below the statutory federal rate primarily due to the large portion of sales that qualify for the benefit of the Company's Foreign Sales Corporation.

Net income for the thirty-nine weeks ended June 25, 1995 was $12,417,000 compared to $1,771,000 for the comparable period in fiscal 1994. The increase was primarily due to improving manufacturing efficiencies and higher sales volume, noted above.

LIQUIDITY AND CAPITAL RESOURCES

Principal sources of liquidity are cash flow from operations, cash balances and additional financing capacity. The Company's cash and cash equivalents increased to $25,891,000 at June 25, 1995 compared to $18,570,000 at September 25, 1994. The Company provided $36,654,000 from operating activities during the thirty-nine weeks ended June 25, 1995.

Cash used for capital expenditures for the thirty-nine weeks ended June 25, 1995 totaled $26,188,000, an increase of $1,046,000 from the comparable period in fiscal 1994. The Company anticipates, but is not contractually committed to,
(i) aggregate fiscal 1995 expenditures of approximately $40,000,000 for manufacturing and support equipment at its manufacturing facilities and for office space at the Hutchinson site, and (ii) aggregate fiscal 1996 expenditures of approximately $80,000,000 for manufacturing and support equipment at its manufacturing facilities and for manufacturing space. Financing of these capital expenditures will be principally from internally generated funds, cash balances and/or additional financing capacity.

The Company maintains a $15,000,000 unsecured working capital line of credit agreement with Harris Trust and Savings Bank and Norwest Bank Minnesota, National Association. At June 25, 1995 the Company had no borrowings under this agreement. The $1,340,000 annual principal installment of the $10,000,000 senior unsecured notes placed in fiscal 1989 was paid during the first quarter of fiscal 1995. The $940,000 annual principal installment of the $7,000,000 senior unsecured notes placed in fiscal 1987 is due during the fourth quarter of fiscal 1995. The first $1,875,000 semi-annual installment of the $30,000,000 senior unsecured notes placed in fiscal 1994 is due during the fourth quarter of fiscal 1996. The Company's debt agreements contain various restrictive covenants. As of June 25, 1995, the Company was in compliance with all such covenants.

The Company has entered into a Technology Transfer and Development Agreement (the "Development Agreement") and a Patent License Agreement with IBM. Under the Development Agreement, IBM will make available to the Company the results of many years of research by IBM into a new type of suspension, called a "trace suspension assembly" or "TSA". The Company and IBM will pursue joint research and development efforts to complete the commercialization of TSA designs. The Company itself already has devoted substantial efforts independent of IBM to the research and development of TSAs, and will contribute its existing TSA technology to the joint effort. Under the Development Agreement the Company is required to make periodic payments over the next four years totalling $2,500,000, all of which has been reflected as a one-time expense in the thirteen weeks ended June 25, 1995. Upon shipment of a specified cumulative quantity of TSAs, the Company will be required to pay additional fixed sums totalling $5,500,000 over four years, all of which will be charged as a one-time expense in the period the specified quantity of TSAs are shipped.

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

The Company expects that the expanding use of smaller computers, increasingly complex software and the emergence of new applications for disk storage that have contributed to the historical year-to-year increases in disk drive production will continue for the foreseeable future. However, the Company believes demand for drives will continue to be subject, as it has in the past, to rapid short-term changes resulting from, among other things, changes in disk drive inventory levels, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. As heads become still smaller, as with pico-sized heads, or require more leads, as with those of magneto-resistive (MR) design, the Company believes trace suspension assemblies will be of increasing importance.

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

NEW ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The Company anticipates adopting SFAS 121 in fiscal year 1997 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company.

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


4.4 Notes Purchase Agreement, dated October 28, 1988, providing for the placement of $10,000,000 of senior unsecured notes with certain financial institutions (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1988, File No. 0-14709), Amendment No. 1 to Notes Purchase Agreement dated April 30, 1990 (incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1990, File No. 0-14709), Amendment dated as of April 6, 1993 (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1993, File No. 0-14709), and Amendment dated as of April 18, 1994 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709).

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

4.8 Reimbursement Agreement between the Company and Harris Trust and Savings Bank, dated as of March 1, 1993 (incorporated by reference to Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1993, File No. 0-14709), Amendment to Reimbursement Agreement dated as of November 30, 1993 (incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), Amendment to Reimbursement Agreement dated as of March 24, 1994 (incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), Third Amendment to Reimbursement Agreement effective as of March 31, 1994 (incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 1995, File No. 0-14709), and Fourth Amendment to Reimbursement Agreement effective as of March 27, 1995.

4.9 Credit Agreement between the Company, Harris Trust and Savings Bank and Norwest Bank Minnesota, National Association, dated as of November 12, 1993 (incorporated by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1993, File No. 0-14709), Amendment No. 1 to Credit Agreement effective as of March 23, 1994 (incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), Second Amendment to Credit Agreement effective as of March 31, 1994 (incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), Amendment No. 3 to Credit Agreement effective as of January 31, 1995 (incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 1995, File No. 0-14709), and Amendment No. 4 to Credit Agreement effective as of March 27, 1995.

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

10.5 1988 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1988, File No. 0-14709), Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1993, File No. 0-14709), and Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 1995, File No. 0-14709).

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

10.10 Technology Transfer and Development Agreement, effective as of September 1, 1994, between Hutchinson Technology Incorporated and International Business Machines Corporation.

10.11 Patent License Agreement, effective as of September 1, 1994, between Hutchinson Technology Incorporated and International Business Machines Corporation.

11    Statement Regarding Computation of Net Income (Loss) Per Share.

27    Financial Data Schedule.

b) REPORTS ON FORM 8-K.

      No reports were filed on Form 8-K during the thirteen weeks ended June 25, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HUTCHINSON TECHNOLOGY INCORPORATED


Date:   July 31, 1995                   By   /s/Jeffrey W. Green
     --------------------                    ----------------------------------
                                             Jeffrey W. Green
                                             Chairman of the Board of Directors,
                                             Chief Executive Officer


Date:  July 31, 1995                    By   /s/John A. Ingleman
     --------------------                    ----------------------------------
                                             John A. Ingleman
                                             Vice President, Chief Financial
                                             Officer,
                                             Secretary and Treasurer

                                INDEX TO EXHIBITS

Exhibit
No.                                                               Page
- -------                                                          ------


 4.8    Fourth Amendment to Reimbursement Agreement             Electronically
                                                                  Filed



 4.9    Amendment No. 4 to Credit Agreement                     Electronically
                                                                  Filed



10.10   Technology Transfer and Development Agreement           Electronically
                                                                  Filed



10.11   Patent License Agreement                                Electronically
                                                                   Filed



  11    Statement Regarding Computation of Net                  Electronically
              Income (Loss) Per Share                             Filed



  27    Financial Data Schedule                                 Electronically
                                                                  Filed