Form 10-K405
period 1995-09-24
HUTCHINSON TECHNOLOGY INC
filed 1995-12-12
CIK 772897

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended                         Commission File
             September 24, 1995                             Number 0-14709

                       HUTCHINSON TECHNOLOGY INCORPORATED
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                    MINNESOTA                     41-0901840
        -------------------------------         ---------------
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)         Identification No.)

        40 West Highland Park
        Hutchinson, Minnesota                          55350
     ----------------------------------               -------
    (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (612)587-3797

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $.02 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of November 28, 1995 was $268,279,525, based on the closing sale price for the Company's Common Stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

     As of November 28, 1995, the registrant had 5,447,300 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended September 24, 1995 are incorporated by reference in Part II. Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held January 24, 1996 are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

     Hutchinson Technology Incorporated (the "Company") was incorporated in 1965 in Minnesota. The Company is the world's leading supplier of suspension assemblies for rigid magnetic disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company is a supplier to nearly all domestic and many foreign-based users of suspension assemblies, including Applied Magnetics, Conner Peripherals, IBM, Maxtor, Quantum, Read-Rite, SAE Magnetics, Seagate Technology, Western Digital and Yamaha. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the rigid magnetic disk drive industry. The Company also is evaluating other product opportunities in the medical market and does not expect any significant medical revenues in fiscal 1996.

PRODUCTS

     The Company's current products can be categorized as follows:

       -  suspension assemblies, and

       -  other, consisting primarily of etched and stamped components.

     The following table shows for each of fiscal 1995, 1994 and 1993 the relative contribution to net sales in millions of dollars and percentages of each of such product categories:


                                         Fiscal 1995       Fiscal 1994       Fiscal 1993
                                         -----------       -----------       -----------
                                        Amount      %     Amount      %     Amount      %
                                        ------      -     ------      -     ------      -
Suspension
 assemblies. . . . . . . . . . . .      $292.1    97%     $231.1    97%     $186.5    94%
Other. . . . . . . . . . . . . . .         7.9     3         7.7     3        12.2     6

                                        ------    ---     ------    ---     ------    ---

      Total Net Sales. . . . . . .      $300.0   100%     $238.8   100%     $198.7   100%

                                        ------    ---     ------    ---     ------    ---
                                        ------    ---     ------    ---     ------    ---


SUSPENSION ASSEMBLIES

     The growing complexity of computer applications requires more data or software program steps than can be economically stored in the computer's semiconductor main memory. The additional required data storage capacity is provided primarily by rigid magnetic disk drives which are the most cost-effective devices for storing large amounts of data that must be retrieved quickly. A typical 3.5" disk drive contains two rigid disks attached to a motor assembly which rotates the disks at high speeds in extremely close proximity to four magnetic recording heads, each of which is attached to a suspension assembly.

     Suspension assemblies are a critical component of disk drive performance and reliability, with nearly all performance improvements in storage capacity sought by disk drive manufacturers requiring corresponding advances in suspension assemblies. One of the major determinants of disk drive data storage capacity is the microscopic height at which the magnetic head "flies" above the disk. Suspension assemblies hold the magnetic recording heads in position and are a significant factor in controlling the critical flying height of the head above the disk. A typical nominal flying height is less than two millionths of an inch (a sheet of paper is approximately 3,000 millionths of an inch thick or more than 1,500 times the typical nominal flying height). Flying height is to a large extent determined by the magnitude of the force exerted by the suspension assembly on the recording head and by the location of the point on the recording head at which the assembly imposes the force.

     A suspension assembly consists of two or three components that are laser welded together. Alignment, adjustment, and freedom from imperfections and contaminants are of critical importance, and therefore the photoetching of the components, the laser-welding operations which fuse the components together, and subsequent processing steps are subject to stringent specifications and controls. See "Production Processes" below.

     The design of suspension assemblies is driven by the increasing performance requirements of new disk drives, principally reduced data access time, increased data storage density, and smaller form factors. Technologically advanced drives generally require suspension assemblies with specialized design and greater precision. The Company has developed significant proprietary capabilities in the design and production of suspension assemblies for both current and emerging disk drive designs.

   OTHER

     The Company also manufactures etched and stamped components. Presently the Company is engaged in the development of certain medical devices; however, there can be no assurance that the Company's efforts will result in a marketable product or that such products will ever generate significant revenues.

PRODUCTION PROCESSES

     The Company's products require several manufacturing processes, each dependent on different technical disciplines, to ensure the high degree of precision and process control necessary to meet strict customer tolerance and other requirements. The Company has developed sophisticated manufacturing processes and controls, and related equipment, which are essential to the precision and reliability of its products. The manufacturing processes employed by the Company include photoetching, stamping, precision forming, laser-welding and proprietary cleaning. The Company monitors and controls these processes through real-time statistical process analysis, and continuously tracks critical parameters and takes corrective action as needed.

     The Company's production processes require the storage, use, and disposal of a variety of chemicals which are considered hazardous under applicable federal and state laws. Accordingly, the Company is subject to a variety of regulatory requirements for the handling of such materials. If an accident were to result in significant personal injury or environmental damage, the Company's operations and financial performance could be adversely affected.

RAW MATERIALS AND SOURCES OF SUPPLY

     The Company's critical raw material needs are available through multiple sources of supply, with one exception. Certain types of photoresist, a liquid compound used in the photoetching process, are available from only one supplier. To protect against the adverse effect of a short-term supply disruption, the Company maintains several weeks' supply of photoresist. If for any reason the Company were unable to continue to obtain photoresist in the necessary quantities, production would be adversely affected.

CUSTOMERS AND MARKETING

     The Company's products are sold principally through its own ten-member sales force operating primarily from its headquarters in Hutchinson, Minnesota. The Company has one technical representative in Europe serving its European customers, and, through a subsidiary, four technical representatives in Singapore serving its southern Pacific Rim customers. The Company's products are sold to original equipment manufacturers for use in their products and to subassemblers who sell to original equipment manufacturers. The Company's sales force is organized by customer. Company salespeople typically initiate contacts with both the customer's purchasing agent and its engineers. The Company's engineers and sales force actively participate in the selling process and in maintaining customer relationships.

     The Company is a supplier to nearly all domestic and many foreign-based manufacturers of rigid magnetic disk drives and recording heads used in such drives. The following table shows the Company's five largest customers for fiscal 1995 as a percentage of net sales.


               Seagate Technology Incorporated . . .       36 %
               Read-Rite Corporation . . . . . . . .       19
               Yamaha Corporation. . . . . . . . . .       13
               SAE Magnetics, Ltd. . . . . . . . . .        9
               IBM . . . . . . . . . . . . . . . . .        9

Sales to the Company's five largest customers constituted 86%, 75% and 69% of net sales for fiscal 1995, 1994, and 1993, respectively. Significant portions of the Company's revenue may be indirectly attributable to large manufacturers of disk drives, such as Conner Peripherals, Quantum, and Western Digital, which purchase recording head assemblies from recording head manufacturers utilizing the Company's suspension assemblies.

     The Company expects to continue to depend upon a limited number of customers for a majority of its sales, given the relatively small number of rigid magnetic disk drive and recording head manufacturers. The Company's financial performance could be adversely affected by reduced requirements of its major customers.

     Sales to foreign-based enterprises totalled $46,075,000 in fiscal 1995, $29,394,000 in fiscal 1994 and $29,281,000 in fiscal 1993. Sales to foreign subsidiaries of U.S. corporations totalled $54,398,000 in fiscal 1995, $14,126,000 in fiscal 1994 and $4,375,000 in fiscal 1993. The majority of these foreign location sales were to the Pacific Rim region. In addition, the Company had significant sales to U.S. corporations which used the Company's products in their offshore manufacturing sites.

BACKLOG

     The Company's sales are generally made pursuant to purchase orders rather than long-term contracts. The Company's backlog of purchase orders was approximately $55,200,000 at September 24, 1995, as compared to $41,200,000 at September 25, 1994. Such purchase orders may be changed or cancelled by customers on short notice without penalty. In addition, the Company believes that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Accordingly, the Company does not believe that backlog should be considered indicative of sales for any future period.

COMPETITION

     The Company believes that the principal factors of competition in the suspension assembly market include time-to-market, product quality, design expertise, reliability of supply and price. The Company estimates that in fiscal 1995 it produced a majority of all suspension assemblies sold to rigid magnetic disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. The Company's competitors include Magnacomp Corporation, K.R. Precision Co. and Nippon Hatsujo Kogyo Co. Certain users of suspension assemblies, such as Applied Magnetics, also may have or may develop the ability to fabricate their own suspension assemblies. Although there can be no assurance that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies, management of the Company believes that the number of entities that have the technical capability and capacity for producing suspension assemblies in large volumes will remain small.

     Other types of computer memory systems, such as semiconductor memories and optical memories, may become competitive with certain rigid magnetic disk drive applications, and thereby affect the demand for certain of the Company's products. However, semiconductor memories are not expected to be price competitive with disk drives and optical memories are inherently much slower than rigid magnetic disk drives. Accordingly, the Company believes that such technologies will not materially impact the market for rigid magnetic disk drives in the near future.

ENGINEERING AND PROCESS DEVELOPMENT

     As of September 24, 1995, the Company employed 620 engineers and technicians who are responsible for the implementation of new technologies as well as process and product development and improvements. Expenditures for these activities in fiscal 1995, 1994 and 1993 amounted to approximately $32,567,000, $25,663,000 and $24,552,000, respectively. Of those amounts, the
Company classified approximately $15,041,000, $8,626,000 and $9,846,000, respectively, as research and development expenditures.

     The Company's current research and development efforts are principally directed to continuing the development and prototype production of new high precision suspension assemblies to meet the changing form factor and performance standards required for disk drives. The Company has entered into a Technology Transfer and Development Agreement (the "Development Agreement") and a Patent License Agreement with IBM. Under the Development Agreement, IBM will make available to the Company the results of many years of research by IBM into a new type of suspension, called an integrated lead suspension. The Company and IBM will pursue joint research and development efforts to complete the commercialization of integrated lead suspension designs. The Company itself already has devoted substantial efforts independent of IBM to the research and development of "TRACE-TM-suspension assemblies", or "TSA-TM- suspension assemblies", and will contribute its existing TSA technology to the joint effort. Under the Development Agreement, the Company is required to make periodic payments over the next four fiscal years totalling $2,500,000, all of which was reflected as a one-time expense during the third quarter of fiscal 1995. Upon shipment of a specified cumulative quantity of integrated lead suspensions, the Company will be required to pay additional fixed sums totalling $5,500,000 over four fiscal years. This sum will be charged as a one-time expense in the period the specified quantity of integrated lead suspensions are shipped, which may occur in fiscal 1996.

     The Company also is engaged in the development of certain medical devices, including a probe for the measurement of tissue vitality. In view of the early stage of development of these devices, there can be no assurance that the Company's efforts will result in a marketable product or that such products will ever generate significant revenues.

INTELLECTUAL PROPERTY

     Certain equipment, processes, information, and knowledge generated by the Company and utilized in the manufacture of its products are regarded as proprietary by the Company and are protectable under applicable trade secret, copyright, and unfair competition laws. In addition, where the Company believes it has made inventions in manufacturing equipment, products and processes for making products where patents might enhance the Company's position, patents have been and will continue to be sought and obtained in the U.S. and abroad. The Company currently holds twenty-one U.S. patents, and has more than thirty patent applications pending in the U.S., relating to its proprietary suspension assembly products and manufacturing equipment and processes relating to their manufacture. The Company believes that although the patents it holds and may obtain will continue to be of value, they will not independently determine the Company's success, which depends principally upon its engineering and manufacturing skills.

     Within the Company, intellectual property protection of trade secrets is achieved through physical security measures at the Company's facilities as well as through nondisclosure/noncompete agreements with all employees and confidentiality agreements with consultants, strategic suppliers, and customers. In the absence of judicial determination, there can be no certainty as to the degree of protection afforded by these practices and laws.

     In addition to the Development Agreement and the Patent License Agreement with IBM discussed in "Engineering and Process Development" above, the Company also has entered into licensing and cross-licensing agreements under the Company's patents and patent applications allowing certain competitors to produce certain of the Company's products in return for either royalty payments or cross-license rights.

     The Company and certain users of the Company's products have from time to time received, and may in the future receive, communications from third parties asserting patents against the Company or its customers which may relate to certain of the Company's manufacturing equipment or products or to products which include the Company's products as a component. Although the Company has not been a party to any material intellectual property litigation, certain of its customers have been sued on patents having claims closely related to products sold by the Company. In the event any third party were to make a valid infringement claim and a license were not available on terms acceptable to the Company, the Company's operating results could be adversely affected.

EMPLOYEES

     As of September 24, 1995, the Company had 4,858 regular employees, 3,269 of whom were working at the Company's Hutchinson, Minnesota facility, 1,578 of whom were working at the Company's Sioux Falls, South Dakota facility, three of whom were working in Eau Claire, Wisconsin and eight of whom were working overseas. The Company's ability to conduct its business would be impaired if a significant number of its specialized employees were to leave and could not be replaced by comparable personnel. However, turnover of specialized employees, including key management personnel, historically has been low. The locations of the Company's facilities and the broad span and complexity of technology encompassed by the Company's products and processes limit the number of qualified engineering and other candidates for key positions. The Company expects that internal training will continue to be the primary avenue for the development of key employees.

     None of the Company's employees is subject to a collective bargaining agreement, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

     The Company's executive offices, primary manufacturing facilities and training center are located in four buildings on a 163-acre site in Hutchinson, Minnesota, the largest of which has floor area of approximately 450,000 square feet. The Company also leases a 20,000 square foot warehouse and a 7,000 square foot fabrication shop near the Hutchinson site.

     The Company also operates a manufacturing facility in Sioux Falls, South Dakota, in connection with which it leases a building of approximately 94,000 square feet and a training center of approximately 5,000 square feet.

     A portion of a building in Minnetonka, Minnesota, located near Minneapolis, is leased by the Company and used for office space. The Company also leases sales offices in Singapore and the Netherlands. The Company is negotiating a lease for a portion of a building of approximately 80,000 square feet located in Plymouth, Minnesota which will be used for office space, manufacturing space and a logistics center.

     The Company is in the process of constructing a manufacturing facility of approximately 156,000 square feet in Eau Claire, Wisconsin, and anticipates beginning construction of a photoetching facility in Eau Claire in fiscal 1996.

ITEM 3. LEGAL PROCEEDINGS

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

     The United States Environmental Protection Agency (USEPA) notified the Company in September 1993 of its further potential liability for reimbursement of the cost of future additional cleanup of the Gary, Indiana site, in connection with the Company's status as a "potentially responsible party" under CERCLA. The Company responded to the USEPA that it is willing to cooperate with the agency in resolving its potential liability regarding this site, and informing the USEPA that the Company previously had entered into a settlement agreement with other potentially responsible parties, under which the Company may be entitled to indemnification for some or all of the liabilities referred to in the USEPA notice. The Company and a number of other parties currently are negotiating with the USEPA regarding the terms of a proposed further settlement of all remaining potential site liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are:

          Name                 Age             Position
          ----                 ---             --------

     Jeffrey W. Green          55              Chairman, Chief Executive
                                               Officer and Director

     Wayne M. Fortun           46              President, Chief Operating
                                               Officer and Director

     John A. Ingleman          49              Vice President, Chief
                                               Financial Officer,
                                               Treasurer and Secretary

     Richard C. Myers          55              Vice President of Administration

     Beatrice A. Graczyk       47              Vice President of
                                               Disk Drive Components
                                               Operations

     Larry G. Moehring         46              Vice President of
                                               Disk Drive Components
                                               Assembly Operations

     LeRoy E. Olson            59              Vice President of
                                               Disk Drive Components
                                               Operations Development

     R. Scott Schaefer         42              Vice President of
                                               Disk Drive Components
                                               Business Development

     Rebecca A. Albrecht       42              Vice President of
                                               Human Resources

     Executive officers are elected annually by the Board of Directors and serve a one-year period or until their successors are elected.

     Mr. Green is a co-founder of the Company and has served as a director since the Company's formation in 1965. He was elected to his present position in January 1983.

     Mr. Fortun was elected a director in 1983. He has been with the Company since 1975 and was elected President in January 1983 and Chief Operating Officer in January 1985.

     Mr. Ingleman was elected Vice President and Treasurer in January 1982, Chief Financial Officer in January 1988, and Secretary in January 1992. Mr. Ingleman has been with the Company since 1977.

     Mr. Myers was elected Vice President of Sales and Marketing in January 1988. In January 1995, he was elected Vice President of Administration. Mr. Myers has been with the Company since 1977.

     Ms. Graczyk was elected Vice President in May 1990 and is now responsible for Disk Drive Components Operations. Ms. Graczyk has been with the Company since 1970.

     Mr. Moehring was elected Vice President in May 1990 and is now responsible for Disk Drive Components Assembly Operations. Mr. Moehring has been with the Company since 1978.

     Mr. Olson was elected Vice President in May 1990 and is now responsible for Disk Drive Components Operations Development. Mr. Olson has been with the Company since 1988.

     Mr. Schaefer was elected Vice President in May 1990 and is now responsible for Disk Drive Components Business Development. Mr. Schaefer has been with the Company since 1977.

     Ms. Albrecht was elected Vice President in January 1995 and is responsible for Human Resources. Ms. Albrecht has been with the Company since 1983.

     None of the above executive officers is related to each other or to any director of the Company, except that Richard N. Rosett, a director, is married to Mr. Green's first cousin.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 24, 1995, pages 25, 31 and 34.

ITEM 6. SELECTED FINANCIAL DATA

     Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 24, 1995, pages 32 and 33.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 24, 1995, pages 15-18.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 24, 1995, pages 19-31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference is the information appearing under the heading "Election of Directors" and "Compliance with Section 16(a) of The Securities Exchange Act of 1934", pages 3, 4 and 13, in the Company's Proxy Statement dated December 8, 1995. See also Part I hereof under the heading "Item X. Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference is the information appearing under the headings "Summary Compensation Table" and "Option Tables", pages 9-11, in the Company's Proxy Statement dated December 8, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management", page 2, and the information appearing in the tables and notes on pages 9-11 in the Company's Proxy Statement dated December 8, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)  1.  Consolidated Financial Statements:

            Report of Independent Public Accountants

            Consolidated Statements of Operations for the fiscal years 1995, 1994 and 1993

            Consolidated Balance Sheets as of September 24, 1995 and September 25, 1994

            Consolidated Statements of Cash Flows for the fiscal years 1995, 1994 and 1993

            Consolidated Statements of Shareholders' Investment for the fiscal years 1995, 1994 and 1993

            Notes to Consolidated Financial Statements

            (Incorporated by reference to pages 19-31 of the Company's Annual Report to Shareholders for the fiscal year ended September 24, 1995.)



    2.  Schedule:

            Report of Independent Public Accountants on Schedule

            Valuation and Qualifying Accounts...Schedule II

    3.  Exhibits:

      3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-98270), as amended by Articles of Amendment dated January 27, 1988 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1987, File No. 0-14709).

      3.2 Restated By-Laws of the Company (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1988, File No. 0-14709), and amendment adopted on March 5, 1991 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, File No. 0-14709).

      4.1 Instruments defining the rights of security holders, including an indenture. The registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.

      4.2 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $20,000,000 of senior unsecured notes with Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709).

      4.3 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $5,000,000 of senior unsecured notes with Central Life Assurance Company (incorporated by reference to Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709).

      4.4 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $5,000,000 of senior unsecured notes with Modern Woodmen of America

            (incorporated by reference to Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709).

      10.1 Employment Agreement between the Company and Wayne M. Fortun, dated as of April 7, 1986 (incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 16, 1986, File No. 0-14709).

      10.2 Lease with Right of Refusal between Donald Wendorff and Laura Wendorff, Lessors, and the Company, Lessee, dated September 6, 1995.

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

      10.6 Building Lease dated April 1988 and Amendment to Building Lease dated August 29, 1988 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1988, File No. 0-14709), Second Amendment to Building Lease dated as of September 18, 1989, relating to the Company's Sioux Falls, South Dakota facility (incorporated by reference to
            Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, File No. 0-14709), Third Amendment to Building Lease dated September 19, 1991, relating to the Company's Sioux Falls, South Dakota facility (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1991, File No. 0-14709), Fourth Amendment to Commercial Lease dated September 29, 1992, relating to the Company's Sioux Falls, South Dakota facility (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1992, File No. 0-14709), Fifth Amendment to Commercial Lease dated February 11, 1993, relating to the Company's Sioux Falls, South Dakota facility, Sixth Amendment to Commercial Lease dated February 17, 1995, relating to the Compay's Sioux Falls, South Dakota facility, and Seventh Amendment to Commercial Lease dated April 1, 1995, relating to the Company's Sioux Falls, South Dakota facility.

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

     *10.10 Technology Transfer and Development Agreement, effective as of
            September 1, 1994, between Hutchinson Technology Incorporated and International Business Machines Corporation (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1995, File No. 0-14709).

     *10.11 Patent License Agreement, effective as of September 1, 1994, between
            Hutchinson Technology Incorporated and International Business Machines Corporation (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1995, File No. 0-14709).

     11.1   Statement Regarding Computation of Net Income Per Share.

     13.1 Annual Report to Shareholders for the fiscal year ended September 24, 1995 (only those portions specifically incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

     21.1   List of Significant Subsidiaries.

     23.1   Consent of Independent Public Accountants.

     27.1   Financial Data Schedule.

b)  Reports on Form 8-K

     No reports were filed during the fourth quarter of the fiscal year ended September 24, 1995.




* Exhibits 10.10 and 10.11 contain portions for which confidential treatment has been requested by the registrant.

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hutchinson Technology Incorporated:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Hutchinson Technology Incorporated and Subsidiaries 1995 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 26, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                             ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
October 26, 1995

                                                                     SCHEDULE II

               HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)


                                             Balance at     Additions Charged        Other           Balance at
                                              Beginning         to Costs            Changes            End of
                                              of Period       and Expenses        Add (Deduct)         Period
                                            ------------    -----------------    ------------       ------------
1993:
  Deducted from asset accounts-
    Allowance for doubtful
      accounts receivable. . . . .                $1,350                 $180             ($5)(1)         $1,525
    Reserve for sales returns
      and allowances . . . . . . .                   273                2,920          (2,902)(2)            291
                                            ------------         ------------     ------------      ------------
                                                  $1,623               $3,100         ($2,907)            $1,816
                                            ------------         ------------     ------------      ------------
                                            ------------         ------------     ------------      ------------

1994:
  Deducted from asset accounts-
    Allowance for doubtful
      accounts receivable. . . . .                $1,525                 $199           ($327)(1)         $1,397
    Reserve for sales returns
      and allowances . . . . . . .                   291                2,849          (2,651)(2)            489
                                            ------------         ------------     ------------      ------------
                                                  $1,816               $3,048         ($2,978)            $1,886
                                            ------------         ------------     ------------      ------------
                                            ------------         ------------     ------------      ------------

1995:
  Deducted from asset accounts-
    Allowance for doubtful
      accounts receivable. . . . .                $1,397                 $248           ($106)(1)         $1,539
    Reserve for sales returns
      and allowances . . . . . . .                   489                1,797          (1,901)(2)            385
                                            ------------         ------------     ------------      ------------
                                                  $1,886               $2,045         ($2,007)            $1,924
                                            ------------         ------------     ------------      ------------
                                            ------------         ------------     ------------      ------------



  (1)  Uncollectible accounts receivable written off, net of recoveries.

  (2)  Returns honored and credit memos issued.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 11, 1995                HUTCHINSON TECHNOLOGY INCORPORATED
                                        By  /s/ Jeffrey W. Green
                                           -------------------------------------
                                             Jeffrey W. Green
                                             Chairman and Chief Executive
                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  December 11, 1995                /s/ Jeffrey W. Green
                                        ----------------------------------------
                                        Jeffrey W. Green, Chairman and Chief
                                          Executive Officer (Principal Executive
                                          Officer) and Director

Date:  December 11, 1995                /s/ John A. Ingleman
                                        ----------------------------------------
                                        John A. Ingleman, Vice President, Chief
                                          Financial Officer and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

Date:  December 11, 1995                /s/ W. Thomas Brunberg
                                        ----------------------------------------
                                        W. Thomas Brunberg, Director


Date:  December 11, 1995                /s/ James E. Donaghy
                                        ----------------------------------------
                                        James E. Donaghy, Director


Date:  December 11, 1995                /s/ Harry C. Ervin Jr.
                                        ----------------------------------------
                                        Harry C. Ervin, Jr., Director


Date:  December 11, 1995                /s/ Wayne M. Fortun
                                        ----------------------------------------
                                        Wayne M. Fortun, Director


Date:  December 11, 1995                /s/ Richard N. Rosett
                                        ----------------------------------------
                                        Richard N. Rosett, Director