Form 10-Q/A
period 1995-06-25
HUTCHINSON TECHNOLOGY INC
filed 1996-02-01
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 1995 the registrant had 5,410,295 of Common Stock issued and outstanding.
-------------------------------------------------------------------------------

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


*Exhibits 10.10 and 10.11 contain portions for which confidential treatment has been requested by the registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HUTCHINSON TECHNOLOGY INCORPORATED


Date:  January 31, 1996                 By   /s/Wayne M. Fortun
     --------------------                    ----------------------------------
                                             Wayne M. Fortun
                                             President and
                                             Chief Operating Officer


Date:  January 31, 1996                 By   /s/John A. Ingleman
     --------------------                    ----------------------------------
                                             John A. Ingleman
                                             Vice President, Chief Financial
                                             Officer,
                                             Secretary and Treasurer

                                INDEX TO EXHIBITS

Exhibit
No.                                                               Page
-------                                                          ------


10.10   Technology Transfer and Development Agreement           Electronically
                                                                  Filed



10.11   Patent License Agreement                                Electronically
                                                                  Filed