Form 10-Q
period 1995-12-24
HUTCHINSON TECHNOLOGY INC
filed 1996-02-02
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 24, 1995
                               -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------
Commission File Number  0-14709


                       HUTCHINSON TECHNOLOGY INCORPORATED
   ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               MINNESOTA                           41-0901840
    -------------------------------        -------------------------------
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)


                40 WEST HIGHLAND PARK, HUTCHINSON, MINNESOTA 55350
   ------------------------------------------------------------------------
        (Address of principal executive offices)           (Zip code)


                                (612) 587-3797
   ------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


   ------------------------------------------------------------------------
     (Former name, address or fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of January 30, 1996 the registrant had 5,447,725 of Common Stock issued and outstanding.


-------------------------------------------------------------------------------

                      PART I.  FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS.

                    HUTCHINSON TECHNOLOGY INCORPORATED
             CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                          (Dollars in thousands)

                                                         December 24,     September 24,
                                                            1995              1995
                                                         ------------     -------------
ASSETS
Current Assets:
   Cash and cash equivalents                              $ 26,634          $ 30,479
   Securities available for sale                             2,040             1,190
   Receivables, net                                         45,827            40,683
   Inventories                                              16,064            13,298
   Prepaid taxes and other expenses                          5,128             4,842
                                                          --------          --------
         Total current assets                               95,693            90,492

Property, plant and equipment, net                         100,869            93,816
Other assets                                                 8,969             6,590
                                                          --------          --------
                                                          $205,531          $190,898
                                                          --------          --------
                                                          --------          --------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
   Current maturities of long-term debt                   $  4,255          $  4,255
   Accounts payable and accrued expenses                    18,382            13,907
   Accrued compensation                                     14,747            13,628
   Accrued income taxes                                      6,914             4,418
                                                          --------          --------
         Total current liabilities                          44,298            36,208

Long-term debt and other                                    38,605            34,945
                                                          --------          --------
Shareholders' investment:
   Common stock, $.02 par value, 15,000,000 shares
     authorized, 5,448,000 and 5,447,000 issued and
     outstanding                                               109               109
   Additional paid-in capital                               43,282            43,261
   Retained earnings                                        79,237            76,375
                                                          --------          --------
         Total shareholders' investment                    122,628           119,745
                                                          --------          --------
                                                          $205,531          $190,898
                                                          --------          --------
                                                          --------          --------

See accompanying notes to condensed consolidated financial statements.

                      HUTCHINSON TECHNOLOGY INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                     (In thousands, except per share data)

                                          Thirteen Weeks Ended
                                      ---------------------------
                                      December 24,   December 25,
                                         1995           1994
                                      ------------   ------------
Net sales                               $83,332        $63,495

Cost of sales                            61,888         50,507
                                        -------        -------
   Gross profit                          21,444         12,988

Research and development
   expense                                9,053          2,826

Selling, general and
   administrative expense                 8,563          6,688
                                        -------        -------
   Income from operations                 3,828          3,474

Other income                                321            330

Interest expense                           (480)          (626)
                                        -------        -------
   Income before income taxes             3,669          3,178

Provision for income taxes                  807            833
                                        -------        -------
   Net income                           $ 2,862        $ 2,345
                                        -------        -------
                                        -------        -------
Net income per common
   and common equivalent share          $  0.51        $  0.43
                                        -------        -------
                                        -------        -------
Weighted average common and
   common equivalent shares
   outstanding                            5,623          5,440
                                        -------        -------
                                        -------        -------

See accompanying notes to condensed consolidated financial statements.

                      HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                           (Dollars in thousands)

                                                                 Thirteen Weeks Ended
                                                             -----------------------------
                                                             December 24,     December 25,
                                                                 1995             1994
                                                             ------------     ------------
Operating activities:
   Net income                                                 $  2,862         $  2,345
   Adjustments to reconcile net income to
      cash provided by operating activities:
         Depreciation and amortization                           7,435            6,352
         Deferred tax benefit                                   (2,376)            (961)
         Loss on disposal of assets                                103               68
         Change in operating assets and liabilities (Note 8)     4,894            1,636
                                                              --------         --------
                Cash provided by operating activities           12,918            9,440
                                                              --------         --------
Investing activities:
   Capital expenditures                                        (14,594)          (6,261)
   Sales of marketable securities                                  964               --
   Purchases of marketable securities                           (1,814)              --
                                                              --------         --------
                Cash used for investing activities             (15,444)          (6,261)
                                                              --------         --------
Financing activities:
   Repayments of long-term debt                                 (1,340)          (1,340)
   Net proceeds from issuance of common stock                       21                9
                                                              --------         --------
                Cash used for financing activities              (1,319)          (1,331)
                                                              --------         --------
Net increase (decrease) in cash and cash equivalents            (3,845)           1,848

Cash and cash equivalents at beginning of period                30,479           18,570
                                                              --------         --------
Cash and cash equivalents at end of period                    $ 26,634         $ 20,418
                                                              --------         --------
                                                              --------         --------

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

(2) BUSINESS AND CUSTOMERS
The Company is the world's leading supplier of suspension assemblies for rigid disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the rigid disk drive industry. The Company also is evaluating other product opportunities in the medical market and does not expect any significant medical revenues in fiscal 1996. A breakdown of customer sales is as follows:

                                   Thirteen Weeks Ended
                                ---------------------------
                                December 24,   December 25,
Percentage of Net Sales            1995           1994
-----------------------         ------------   ------------
Five Largest Customers                 90%            81%
   Seagate Technology                  33             39
   Read-Rite                           19             17
   SAE Magnetics                       16              6
   Yamaha                              15             12
   IBM                                  7              7

Sales returns and allowances for the thirteen weeks ended December 24, 1995 were $296,000 compared to $715,000 for the comparable period in fiscal 1995.

(3) CASH AND CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments with original maturities of ninety days or less.

(4) SECURITIES AVAILABLE FOR SALE
Securities available for sale at December 24,1995 consisted of U.S. Treasury bills and other highly liquid investments. The Company follows the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

(5) INVENTORIES
All inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:

                                            December 24,     September 24,
                                               1995              1995
                                            ------------     -------------
         Raw materials                        $ 3,802          $ 3,019
         Work in process                        4,204            3,159
         Finished goods                         8,343            7,455
         LIFO reserve                            (285)            (335)
                                              -------          -------
                                              $16,064          $13,298
                                              -------          -------
                                              -------          -------

(6) NET INCOME PER SHARE
Net income per share, which is approximately equivalent on both a primary and fully diluted basis, is based, to the extent dilutive, on the weighted average number of common and common equivalent shares outstanding.

(7) INCOME TAXES
Income taxes have been provided based upon the estimated effective tax rate for the fiscal year.

The following table details the components of deferred tax assets:

                                                      December 24,    September 24,
                                                         1995             1995
                                                      ------------    -------------
Current deferred tax assets
      Related to sales and accounts receivables         $   668          $   702
      Related to inventories                              2,237            1,830
      Accruals and other reserves                         2,147            1,783
                                                        -------          -------
                                                          5,052            4,315
Long-term deferred tax assets
      Related to property, plant and equipment            3,025            2,858
      Accruals and other reserves                         2,608              602
      Tax credits                                         4,933            4,933
      Valuation allowance                                (2,234)          (2,235)
                                                        -------          -------
                                                          8,332            6,158
                                                        -------          -------

Total deferred tax assets                               $13,384          $10,473
                                                        -------          -------
                                                        -------          -------

The following table lists the types of tax credits available to the Company, and their expiration dates:

                                                               Year of
Carryforward                               Amount             Expiration
------------                               ------           ---------------
  Research and development                 $1,395               2009 - 2011
  Alternative minimum tax                   3,538           Does not expire

The Company determined that the realization of certain of these tax credits did not meet the recognition criteria under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", and, accordingly, a valuation allowance has been established.

(8) SUPPLEMENTARY CASH FLOW INFORMATION

                                                          Thirteen Weeks Ended
                                                      ----------------------------
                                                      December 24,    December 25,
                                                         1995            1994
                                                      ------------    ------------
Changes in operating assets and liabilities:
    Receivables, net                                    ($5,144)        ($1,335)
    Inventories                                          (2,766)         (2,123)
    Prepaid taxes and other                                (286)           (184)
    Accounts payable and accrued liabilities              5,594           3,753
    Accrued income taxes                                  2,496           1,525
    Other non-current liabilities                         5,000              --
                                                        -------         -------
                                                         $4,894          $1,636
                                                        -------         -------
                                                        -------         -------
Cash paid for:
    Interest (net of amount capitalized)                 $  191          $  254
    Income taxes                                          1,236             446


Capitalized interest for the thirteen weeks ended December 24, 1995 was $258,000 compared to $159,000 for the comparable period in fiscal 1995.

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

(10) OTHER NON-CURRENT LIABILITIES
The Company modified its Technology Transfer and Development Agreement during the first quarter of fiscal 1996. Under this amendment, the Company is required to make periodic payments over four fiscal years totalling $5,500,000, which was reflected as a one-time research and development expense in the first quarter of 1996, and of which $5,000,000 is included on the balance sheet within long-term debt and other.

                      HUTCHINSON TECHNOLOGY INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 24, 1995 VS. THIRTEEN WEEKS ENDED
DECEMBER 25, 1994.
Net sales for the thirteen weeks ended December 24, 1995 increased $19,837,000 or 31% over the comparable period in fiscal 1995. The Company shipped approximately 39 million more suspension assemblies over the comparable period in fiscal 1995.

Gross profit for the first quarter of fiscal 1996 increased $8,456,000 or 65% over the comparable period in fiscal 1995 and gross profit as a percent of net sales increased from 20% to 26%. The increase in gross profit and gross profit as a percent of net sales was primarily due to higher sales volume and improving manufacturing efficiencies.

The majority of the research and development expenses are attributable to the development of new suspension assembly types to meet customers' changing requirements. Research and development expenses for the first quarter of fiscal 1996 were $9,053,000, an increase of $6,227,000 or 220% as compared to the same period in fiscal 1995. The higher expenses were primarily due to a one-time charge of $5,500,000 related to the technology sharing agreement with IBM (see Liquidity, Capital Resources and Other Matters below).

Selling, general and administrative expenses for the thirteen weeks ended December 24, 1995 increased $1,875,000 or 28% from the comparable period in fiscal 1995. The increased expenses were primarily due to an increase in recruitment and relocation expenses of approximately $900,000, mainly related to the start up of the Eau Claire suspension assembly manufacturing facility, and a $595,000 increase in labor expenses. As a percent of net sales, selling, general and administrative expenses decreased from 11% to 10%.

The income tax provision for the thirteen weeks ended December 24, 1995 was based on an estimated effective tax rate for the fiscal year of 22% which was below the statutory federal rate primarily due to the large portion of sales that qualify for the benefit of the Company's Foreign Sales Corporation.

Net income for the first quarter of fiscal 1996 was $2,862,000, an increase of $517,000 over the comparable period in fiscal 1995. The increase was primarily due to higher sales volume and improving manufacturing efficiencies partially offset by increased research and development expenses.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

Principal sources of liquidity are cash flow from operations, cash balances and additional financing capacity. The Company's cash and cash equivalents decreased to $26,634,000 at December 24, 1995 compared to $30,479,000 at September 24, 1995. The Company provided $12,918,000 from operating activities during the thirteen weeks ended December 24, 1995.

Cash used for capital expenditures for the thirteen weeks ended December 24, 1995 totaled $14,594,000, an increase of $8,333,000 from the comparable period in fiscal 1995. The Company anticipates, but is not contractually committed to, fiscal 1996 expenditures of approximately $120,000,000 for manufacturing and support equipment, the completion of a suspension assembly manufacturing facility and the initial construction of a photoetch facility at the Eau Claire site. Financing of these capital expenditures will be principally from internally generated funds, cash balances and/or additional financing capacity.

The Company established a $25,000,000 unsecured revolving credit/letter of credit facility with The First National Bank of Chicago during the first quarter of fiscal 1996. At December 24, 1995 the Company had no borrowings under this agreement. The Company's debt agreements contain various restrictive covenants. As of December 24, 1995, the Company was in compliance with all such covenants.

The Company entered into a Technology Transfer and Development Agreement (the "Development Agreement") and a Patent License Agreement with IBM during fiscal 1995. Under the Development Agreement, IBM will make available to the Company the results of many years of research by IBM into a new type of suspension, called an integrated lead suspension. The Company and IBM will pursue joint research and development efforts to complete the commercialization of integrated lead suspension designs. The Company itself already has devoted substantial efforts independent of IBM to the research and development of "TRACE-TM- suspension assemblies", or "TSA-TM- suspension assemblies", and will contribute its existing TSA-TM- technology to the joint effort. Under an amendment to the Development Agreement, the Company is required to make periodic payments over four fiscal years totalling $5,500,000, which was reflected as a one-time expense in the first quarter of 1996. The Company is also required to make periodic payments totalling $2,500,000 over five fiscal years, which was reflected as a one-time expense during the third quarter of fiscal 1995.

The Company believes that its cash and cash equivalents, additional cash to be generated from operations, its existing bank facilities and additional financing capacity will be sufficient to meet the Company's current and long-term liquidity, debt installments, and capital requirements.

MARKET TRENDS AND CERTAIN CONTINGENCIES

The Company expects that the expanding use of personal computers, increasingly complex software and the emergence of new applications for disk storage, all of which have contributed to the historical year-to-year increases in disk drive production, will continue for the forseeable future. As heads become still smaller or require more leads, the Company believes "TRACE-TM- suspension assemblies", suspensions with integrated electrical leads, will be of increasing importance. The Company believes demand for disk drives will continue to be subject, as it has in the past, to rapid short-term changes resulting from, among other things, changes in disk drive inventory levels, responses to competitive price changes and unpredicted high or low market acceptance of new drive models.

Due to the dynamic nature of the disk drive industry, the Company has historically experienced significant, unforeseen fluctuations in demand for certain or all of its components. Also, the introduction of new types or sizes of read/write heads and new disk drive designs tends to decrease customers' yields with the result that the Company may experience temporary elevations of demand for some types of suspension assemblies. The advent of new heads and new drive designs may require rapid development and implementation of new suspension types which may temporarily reduce the Company's manufacturing yields and efficiencies. There can be no assurance that such changes will not continue to affect the Company.

The Company generally experiences declining selling prices due to product maturity and competitive pricing pressures. These forces may be temporarily offset when new products, having initially higher selling prices, enter the market.

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


a) EXHIBITS.

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

  4.5 Credit Agreement between the Company and The First National Bank of Chicago, dated as of December 8, 1995.

 10.1 Employment Agreement between the Company and Wayne M. Fortun, dated as of April 7, 1986 (incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 16, 1986, File No. 0-14709).

 10.2 Lease with Right of Refusal between Donald Wendorff and Laura Wendorff, Lessors, and the Company, Lessee, dated September 6, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1995, File No. 0-14709).

 10.3 1988 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1988, File No.

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

 10.4 Building Lease dated April 1988 and Amendment to Building Lease dated August 29, 1988 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1988, File No. 0-14709), Second Amendment to Building Lease dated as of September 18, 1989, relating to the Company's Sioux Falls, South Dakota facility (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, File No. 0-14709), Third Amendment to Building Lease dated September 19, 1991, relating to the Company's Sioux Falls, South
       Dakota facility (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1991, File No. 0-14709), Fourth Amendment to Commercial Lease dated September 29, 1992, relating to the Company's Sioux Falls, South Dakota facility (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1992, File No. 0-14709), Fifth Amendment to Commercial Lease dated February 11, 1993, relating to the Company's Sioux Falls, South Dakota facility, Sixth Amendment to Commercial Lease dated February 17, 1995, relating to the Company's Sioux Falls, South Dakota facility, and Seventh Amendment to Commercial Lease dated April 1, 1995, relating to the Company's Sioux Falls, South Dakota facility (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1995, File No. 0-14709).

 10.5  Hutchinson Technology Incorporated 401-K Plan and related 401-K
       Trust (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, File No. 0-14709).

 10.6  Directors' Retirement Plan effective as of January 1, 1992
       (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1992, File No. 0-14709).

 10.7 Description of Bonus Program for Key Employees of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1992, File No. 0-14709).

*10.8  Technology Transfer and Development Agreement, effective as of
       September 1, 1994, between Hutchinson Technology Incorporated and International Business Machines Corporation (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1995, as amended, File No. 0-14709), and amendment dated December 11, 1995 to the Technology Transfer and Development Agreement between International Business Machines Corporation and Hutchinson Technology Incorporated executed June 15, 1995.

*10.9 Patent License Agreement, effective as of September 1, 1994, between Hutchinson Technology Incorporated and International Business Machines Corporation (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1995, as amended, File
       No. 0-14709).

 11    Statement Regarding Computation of Net Income Per Share.

 27    Financial Data Schedule.


b) REPORTS ON FORM 8-K.

     No reports were filed on Form 8-K during the thirteen weeks ended December 24, 1995.

* Exhibits 10.10 and 10.11 contain portions for which confidential treatment has been requested by the registrant.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as both an authorized officer and as the principal financial officer.

                                        HUTCHINSON TECHNOLOGY INCORPORATED


Date: January 29, 1996              By  /s/ John A. Ingleman
                                        ----------------------------------
                                        John A. Ingleman
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer

                              INDEX TO EXHIBITS

Exhibit
  No.                                                                Page
-------                                                              ----
 4.5     Credit Agreement                                        Electronically
                                                                      Filed

10.8     Amendment to Technology Transfer and Development        Electronically
         Agreement                                                    Filed

11       Statement Regarding Computation of Net Income           Electronically
         Per Share                                                    Filed

27       Financial Data Schedule                                 Electronically
                                                                      Filed