Form 10-Q
period 1996-03-24
HUTCHINSON TECHNOLOGY INC
filed 1996-04-30
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            MARCH 24,  1996
                               ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number                0-14709
                       -------------------------------------

                       HUTCHINSON TECHNOLOGY INCORPORATED
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    MINNESOTA                     41-0901840
        -------------------------------       -------------------
        (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)       Identification No.)

               40 WEST HIGHLAND PARK, HUTCHINSON, MINNESOTA 55350
     ----------------------------------------------------------------------
          (Address of principal executive offices)           (Zip code)

                                 (320) 587-3797
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of April 24, 1996 the registrant had 5,449,145 of Common Stock issued and outstanding.
- --------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS.

                       HUTCHINSON TECHNOLOGY INCORPORATED
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                             (Dollars in thousands)

                                               March 24,    September 24,
                                                 1996           1995
                                             -----------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                    $18,535        $30,479
   Securities available for sale                  2,061          1,190
   Receivables, net                              44,019         40,683
   Inventories                                   18,789         13,298
   Prepaid taxes and other expenses               6,228          4,842
                                             ----------     ----------
      Total current assets                       89,632         90,492


Property, plant and equipment, net              114,705         93,816
Other assets                                      8,035          6,590
                                             ----------     ----------
                                               $212,372       $190,898
                                             ----------     ----------
                                             ----------     ----------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Current maturities of long-term debt          $6,180         $4,255
   Accounts payable and accrued expenses         20,697         13,907
   Accrued compensation                          17,071         13,628
   Accrued income taxes                           6,249          4,418
                                             ----------     ----------
      Total current liabilities                  50,197         36,208

Long-term debt and other                         35,180         34,945
                                             ----------     ----------

Shareholders' investment:
   Common stock, $.02 par value, 15,000,000
     shares authorized, 5,449,000 and
     5,447,000 issued and outstanding               109            109
   Additional paid-in capital                    43,317         43,261
   Retained earnings                             83,569         76,375
                                             ----------     ----------
      Total shareholders' investment            126,995        119,745
                                             ----------     ----------
                                               $212,372       $190,898
                                             ----------     ----------
                                             ----------     ----------

See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                     (In  thousands, except per share data)

                                                Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                               ------------------------      ------------------------
                                               March 24,      March 26,      March 24,      March 26,
                                                  1996           1995           1996           1995
                                               ---------      ---------      ---------      ---------

Net sales                                       $86,546        $67,889       $169,878       $131,384

Cost of sales                                    68,667         52,650        130,555        103,157
                                               --------       --------       --------       --------

  Gross profit                                   17,879         15,239         39,323         28,227

Research and development
  expense                                         3,750          2,892         12,803          5,718

Selling, general and
  administrative expense                          8,537          6,669         17,100         13,357
                                               --------       --------       --------       --------

  Income from operations                          5,592          5,678          9,420          9,152

Other income                                        368            303            689            633

Interest expense                                   (407)          (699)          (887)        (1,325)
                                               --------       --------       --------       --------

  Income before income taxes                      5,553          5,282          9,222          8,460

Provision for income taxes                        1,221          1,198          2,028          2,031
                                               --------       --------       --------       --------

  Net income                                     $4,332         $4,084         $7,194         $6,429
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

Net income per common
  and common equivalent share                     $0.77          $0.75          $1.28          $1.18
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

Weighted average common and
  common equivalent shares
  outstanding                                     5,596          5,446          5,606          5,440
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)

                                                               Twenty-Six Weeks Ended
                                                              -------------------------
                                                              March 24,       March 26,
                                                                 1996           1995
                                                              ---------       ---------
Operating activities:
  Net income                                                    $7,194         $6,429
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization                             15,308         13,022
      Deferred tax benefit                                      (1,298)        (1,668)
      Loss on disposal of assets                                   157            147
      Change in operating assets and liabilities (Note 5)        4,686          4,122
                                                              --------       --------
          Cash provided by operating activities                 26,047         22,052
                                                              --------       --------

Investing activities:
  Capital expenditures                                         (36,336)       (15,317)
  Sales of marketable securities                                 3,070             --
  Purchases of marketable securities                            (3,941)        (1,164)
                                                              --------       --------
          Cash used for investing activities                   (37,207)       (16,481)
                                                              --------       --------

Financing activities:
  Repayments of long-term debt                                  (1,340)        (1,340)
  Proceeds from issuance of long-term debt                         500             --
  Net proceeds from issuance of common stock                        56            265
                                                              --------       --------
          Cash used for financing activities                      (784)        (1,075)
                                                              --------       --------

Net increase (decrease) in cash and cash equivalents           (11,944)         4,496


Cash and cash equivalents at beginning of period                30,479         18,570
                                                              --------       --------

Cash and cash equivalents at end of period                     $18,535        $23,066
                                                              --------       --------
                                                              --------       --------

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

(2)  BUSINESS AND CUSTOMERS
The Company is the world's leading supplier of suspension assemblies for rigid disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the rigid disk drive industry. The Company also is evaluating other product opportunities in the medical market but does not expect any significant medical revenues in fiscal 1996. A breakdown of customer sales is as follows:


                                                 Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                ------------------------      ------------------------
                                                March 24,      March 26,      March 24,      March 26,
Percentage of Net Sales                            1996           1995           1996           1995
- -----------------------                         ---------      ---------      ---------      ---------
Five Largest Customers                               90%            84%            90%            85%

  Seagate Technology                                 34             34             33             36

  Yamaha                                             17             11             16             12

  Read-Rite                                          15             20             17             21

  SAE Magnetics                                      12              8             14              7

  IBM                                                12             11             10              9

Sales returns and allowances for the twenty-six weeks ended March 24, 1996 were $986,000 compared to $1,430,000 for the comparable period in fiscal 1995.

(3)  INVENTORIES
All inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:

                                               March 24,    September 24,
                                                  1996           1995
                                               ---------    -------------
Raw materials                                    $4,276         $3,019
Work in process                                   5,252          3,159
Finished goods                                    9,546          7,455
LIFO reserve                                       (285)          (335)
                                                -------        -------
                                                $18,789        $13,298
                                                -------        -------
                                                -------        -------

(4)  INCOME TAXES
The following table details the components of net deferred tax assets:


                                                               March 24,     September 24,
                                                                 1996           1995
                                                               ---------     -------------
Current net deferred tax assets
     Related to sales and accounts receivables                    $797           $702
     Related to inventories                                      2,724          1,830
     Accruals and other reserves                                 2,321          1,783
                                                              --------       --------
                                                                 5,842          4,315
Long-term net deferred tax assets
     Related to property, plant and equipment                    2,750          2,858
     Accruals and other reserves                                 2,207            602
     Tax credits                                                 4,933          4,933
     Valuation allowance                                        (2,235)        (2,235)
                                                              --------       --------
                                                                 7,655          6,158
                                                              --------       --------
Total net deferred tax assets                                  $13,497        $10,473
                                                              --------       --------
                                                              --------       --------

The following table lists the types of tax credits available to the Company, and their expiration dates:

                                                            Year of
Carryforward                                   Amount      Expiration
- ------------                                   ------    ---------------
   Research and development                    $1,395      2009 - 2011
   Alternative minimum tax                      3,538    Does not expire

The Company determined that the realization of certain of these tax credits did not meet the recognition criteria under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", and accordingly, a valuation allowance has been established.

(5)  SUPPLEMENTARY CASH FLOW INFORMATION

                                                                Twenty-Six Weeks Ended
                                                               ------------------------
                                                               March 24,      March 26,
                                                                 1996           1995
                                                               ---------      ---------
Changes in operating assets and liabilities:
     Receivables, net                                          ($3,336)        $2,414
     Inventories                                                (5,491)        (6,418)
     Prepaid taxes and other                                    (1,551)        (1,001)
     Accounts payable and accrued liabilities                   10,233          6,483
     Accrued income taxes                                        1,831          2,644
     Other non-current liabilities                               3,000             --
                                                               -------        -------
                                                                $4,686         $4,122
                                                               -------        -------
                                                               -------        -------
Cash paid for:
     Interest                                                   $1,461         $1,603
     Income taxes                                                2,865          2,000

Capitalized interest for the twenty-six weeks ended March 24, 1996 was $565,000 compared to $254,000 for the comparable period in fiscal 1995.

                       HUTCHINSON TECHNOLOGY INCORPORATED
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 24, 1996 VS. THIRTEEN WEEKS ENDED MARCH 26, 1995. Net sales for the thirteen weeks ended March 24, 1996 increased $18,657,000 or 27% over the comparable period in fiscal 1995. The Company shipped approximately 40 million or 45% more suspension assemblies over the comparable period in fiscal 1995.

Gross profit for the thirteen weeks ended March 24, 1996 increased $2,640,000 or 17% over the comparable period in fiscal 1995. Gross profit as a percent of net sales decreased from 22% to 21%, primarily due to selling higher volumes of lower-priced suspensions, partially offset by improved manufacturing efficiencies.

The majority of the research and development expenses are attributable to the development of new suspension assembly types to meet customers' changing requirements. Research and development expenses for the thirteen weeks ended March 24, 1996 were $3,750,000, an increase of $858,000 or 30% as compared to the same period in fiscal 1995. The higher expenses were primarily due to an increase in labor of $273,000 and supply expenses of $265,000.

Selling, general and administrative expenses for the thirteen weeks ended March 24, 1996 increased $1,868,000 or 28% from the comparable period in fiscal 1995. The increased expenses were primarily due to an increase in professional services of $546,000, recruitment and relocation expenses of $501,000 and labor of $493,000. As a percent of net sales, selling, general and administrative expenses remained at 10%.

The income tax provision for the thirteen weeks ended March 24, 1996 was based on an estimated effective tax rate for the fiscal year of 22% which was below the statutory federal rate primarily due to the large portion of sales that qualify for the benefit of the Company's Foreign Sales Corporation.

Net income for the thirteen weeks ended March 24, 1996 was $4,332,000, an increase of $248,000 over the comparable period in fiscal 1995. As a percent of net sales, net income decreased from 6% to 5% primarily due to selling lower-priced suspensions, partially offset by improved manufacturing efficiencies, noted above.

TWENTY-SIX WEEKS ENDED MARCH 24, 1996 VS. TWENTY-SIX WEEKS ENDED MARCH 26, 1995. Net sales for the twenty-six weeks ended March 24, 1996 increased $38,494,000 or 29% over the comparable period in fiscal 1995. The Company shipped approximately 79 million or 46% more suspension assemblies over the comparable period in fiscal 1995.

Gross profit for the twenty-six weeks ended March 24, 1996 increased $11,096,000 or 39% over the comparable period in fiscal 1995 and gross profit as a percent of net sales increased from 21% to 23%. The increase in gross profit and gross profit as a percent of net sales was primarily due to higher sales volume and improved manufacturing efficiencies, partially offset by selling lower-priced suspensions, noted above.

The majority of the research and development expenses are attributable to the development of new suspension assembly types to meet customers' changing requirements. Research and development expenses for the twenty-six weeks ended March 24, 1996 increased $7,085,000 or 124% as compared to the same period in fiscal 1995. The higher expenses were primarily due to a one-time charge of $5,500,000 related to the previously reported technology sharing agreement with IBM.

Selling, general and administrative expenses for the twenty-six weeks ended March 24, 1996 increased $3,743,000 or 28% from the comparable period in fiscal 1995. The increased expenses were primarily due to an increase in recruitment and relocation expenses of approximately $1,400,000, mainly related to the start-up of the Eau Claire, Wisconsin suspension assembly manufacturing facility, and a $1,092,000 increase in labor expenses. As a percent of net sales, selling, general and administrative expenses remained at 10%.

The income tax provision for the twenty-six weeks ended March 24, 1996 was based on an estimated effective tax rate for the fiscal year of 22% which was below the statutory federal rate primarily due to the large portion of sales that qualify for the benefit of the Company's Foreign Sales Corporation.

Net income for the twenty-six weeks ended March 24, 1996 was $7,194,000, an increase of $765,000 over the comparable period in fiscal 1995. The increase was primarily due to higher sales volume and improved manufacturing efficiencies, partially offset by increased research and development expenses and selling lower-priced suspensions, noted above.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

Principal sources of liquidity are cash flow from operations, cash balances and additional financing capacity. The Company's cash and cash equivalents decreased to $18,535,000 at March 24, 1996 compared to $30,479,000 at September 24, 1995. The Company provided $26,047,000 from operating activities during the twenty-six weeks ended March 24, 1996.

Cash used for capital expenditures for the twenty-six weeks ended March 24, 1996 totaled $36,336,000, an increase of $21,019,000 from the comparable period in fiscal 1995. The Company anticipates, but is not contractually committed to, fiscal 1996 expenditures of approximately $100,000,000 for manufacturing and support equipment, the completion of a suspension assembly manufacturing facility and the initial construction of a photoetch facility at the Eau Claire site. Financing of these capital expenditures will be principally from internally generated funds, cash balances and/or additional financing capacity.

The Company established a $25,000,000 unsecured revolving credit/letter of credit facility with The First National Bank of Chicago during the first quarter of fiscal 1996. At March 24, 1996, the Company had no borrowings under this credit agreement. The Company's debt agreements contain various restrictive covenants. As of March 24, 1996, the Company was in compliance with all such covenants.

The Company believes that its cash and cash equivalents, additional cash to be generated from operations, its existing bank facilities and additional financing capacity will be sufficient to meet the Company's current and long-term liquidity, debt installments, and capital requirements.

MARKET TRENDS AND CERTAIN CONTINGENCIES

The Company expects that the expanding use of personal computers, increasingly complex software and the emergence of new applications for disk storage, all of which have contributed to the historical year-to-year increases in disk drive production, will continue for the foreseeable future. As heads become still smaller or require more leads, the Company believes "TRACE-TM- suspension assemblies", suspensions with integrated electrical leads, will be of increasing importance. The Company believes demand for disk drives will continue to be subject, as it has in the past, to rapid short-term changes resulting from, among other things, changes in disk drive inventory levels, responses to competitive price changes and unpredicted high or low market acceptance of new drive models.

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

The Company generally experiences declining selling prices due to product maturity and competitive pricing pressures. These forces may be temporarily offset when the Company's new products, having initially higher selling prices, enter the market.

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

                         PART II.  OTHER INFORMATION
       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's 1996 Annual Meeting of Shareholders held on January 24th, 1996, the shareholders approved the following:

     (a) a proposal to ratify the appointment of Arthur Andersen LLP to serve as independent public accountants of the Company for the fiscal year ending September 29, 1996. The proposal received 4,690,695 votes for, and 28,586 votes against, ratification. There were 18,534 abstentions and no broker non-votes.

     (b) the election of directors to serve until their successors are duly elected. Each nominated director was elected as follows:


            Director-Nominee       Votes For      Votes Withheld
          --------------------  ------------  ------------------
          Jeffrey W. Green         4,691,954              45,861
          Wayne M. Fortun          4,691,754              46,061
          W. Thomas Brunberg       4,686,593              51,222
          James E. Donaghy         4,683,393              54,422
          Harry C. Ervin, Jr.      4,689,654              48,161
          Richard N. Rosett        4,689,854              47,961

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

4.2 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $20,000,000 of senior unsecured notes with Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit
      4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709) and Amendment dated as of March 15, 1996.

4.3 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $5,000,000 of senior unsecured notes with Central Life Assurance Company (incorporated by reference to Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709) and Amendment dated as of March 15, 1996.

4.4 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $5,000,000 of senior unsecured notes with Modern Woodmen of America (incorporated by reference to Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709) and Amendment dated as of March 15, 1996.

4.5 Credit Agreement between the Company and The First National Bank of Chicago, dated as of December 8, 1995 (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 24, 1995, File No. 0-14709).

10.1 Lease with Right of Refusal between Donald Wendorff and Laura Wendorff, Lessors, and the Company, Lessee, dated September 6, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1995, File No. 0-14709).

10.2 Office/Warehouse Lease between OPUS Corporation, Lessor, and the Company, Lessee, dated December 29, 1995.

10.3 Building Lease dated April 1988 and Amendment to Building Lease dated August 29, 1988 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1988, File No. 0-14709), Second Amendment to Building Lease dated as of September 18, 1989, relating to the Company's Sioux Falls, South Dakota facility (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, File No. 0-14709), Third Amendment to Building Lease dated September 19, 1991, relating to the Company's Sioux Falls, South Dakota facility (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1991, File No. 0-14709), Fourth Amendment to Commercial Lease dated September 29, 1992, relating to the Company's Sioux Falls, South Dakota facility (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1992, File No. 0-14709), Fifth Amendment to Commercial Lease dated February 11, 1993, relating to the Company's Sioux Falls, South Dakota facility (incorporated by reference to
      Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1995, File No. 0-14709), Sixth Amendment to Commercial Lease dated February 17, 1995, relating to the Company's Sioux Falls, South Dakota facility (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1995, File No. 0-14709), and Seventh Amendment to Commercial Lease dated April 1, 1995, relating to the Company's Sioux Falls, South Dakota facility (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1995, File No. 0-14709).

10.4 Hutchinson Technology Incorporated 401-K Plan and related 401-K Trust (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, File No. 0-14709), and Amendment effective April 1, 1995.

10.5 Directors' Retirement Plan effective as of January 1, 1992 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1992, File No. 0-14709).

10.6 Description of Bonus Program for Key Employees of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1992, File No. 0-14709).

10.7 1988 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1988, File No. 0-14709), Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1993, File No. 0-14709), and Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 1995, File No. 0-14709).

*10.8 Technology Transfer and Development Agreement, effective as of September
      1, 1994, between Hutchinson Technology Incorporated and International Business Machines Corporation (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 25, 1995, File No. 0-14709), and

      Amendment dated December 11, 1995 to the Technology Transfer and Development Agreement between International Business Machines Corporation and Hutchinson Technology Incorporated executed June 15, 1995 (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 24, 1995, File No. 0-14709).

*10.9 Patent License Agreement, effective as of September 1, 1994, between
      Hutchinson Technology Incorporated and International Business Machines Corporation (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 25, 1995, File No. 0-14709).

11   Statement Regarding Computation of Net Income Per Share.

27   Financial Data Schedule.

b) REPORTS ON FORM 8-K.

      No reports were filed on Form 8-K during the thirteen weeks ended March 24, 1996.




      * Exhibits 10.8 and 10.9 contain portions for which confidential treatment has been granted by the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUTCHINSON TECHNOLOGY INCORPORATED


Date:      April 26, 1996           By  /s/Jeffrey W. Green
      ------------------------          ------------------------------
                                        Jeffrey W. Green
                                        Chairman of the Board of Directors,
                                        Chief Executive Officer


Date:      April 26, 1996           By  /s/John A. Ingleman
      ------------------------          ------------------------------
                                        John A. Ingleman
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer

                                INDEX TO EXHIBITS


Exhibit
  No.                                                           Page
- -------                                                     --------------
  4.2     Amendment to Note Purchase Agreement              Electronically
                                                                Filed

  4.3     Amendment to Note Purchase Agreement              Electronically
                                                                Filed

  4.4     Amendment to Note Purchase Agreement              Electronically
                                                                Filed

  10.2    Office/Warehouse Lease                            Electronically
                                                                Filed

  10.4    Amendment to 401-K Plan                           Electronically
                                                                Filed

  11      Statement Regarding Computation of Net            Electronically
          Income Per Share                                      Filed

  27      Financial Data Schedule                           Electronically
                                                                Filed