Form 10-Q
period 1996-06-23
HUTCHINSON TECHNOLOGY INC
filed 1996-07-26
CIK 772897

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            JUNE 23,  1996
                                ---------------------------------
                                          OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number             0-14709
                       -----------------------------

                          HUTCHINSON TECHNOLOGY INCORPORATED
            --------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         MINNESOTA                                                41-0901840
- ------------------------------                             ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

                  40 WEST HIGHLAND PARK, HUTCHINSON, MINNESOTA 55350
         -------------------------------------------------------------------
          (Address of principal executive offices)               (Zip code)

                                    (320) 587-3797
         -------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


         -------------------------------------------------------------------
         (Former name, address or fiscal year, if changed since last report)

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

As of July 25, 1996 the registrant had 5,452,410 of Common Stock issued and outstanding.

- --------------------------------------------------------------------------------

                            PART I.  FINANCIAL INFORMATION
                            ITEM 1.  FINANCIAL STATEMENTS.

                          HUTCHINSON TECHNOLOGY INCORPORATED
                  CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                                (Dollars in thousands)


                                                    June 23,    September 24,
                                                       1996           1995
                                                    ---------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                           $24,568         $30,479
  Securities available for sale                         2,061           1,190
  Receivables, net                                     46,405          40,683
  Inventories                                          18,729          13,298
  Prepaid taxes and other expenses                      6,901           4,842
                                                    ---------       ---------
    Total current assets                               98,664          90,492

Property, plant and equipment, net                    111,219          93,816
Other assets                                            8,042           6,590
                                                    ---------       ---------
                                                     $217,925        $190,898
                                                    ---------       ---------
                                                    ---------       ---------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Current maturities of long-term debt                 $6,180          $4,255
  Accounts payable and accrued expenses                21,300          13,907
  Accrued compensation                                 16,884          13,628
  Accrued income taxes                                  6,206           4,418
                                                    ---------       ---------
    Total current liabilities                          50,570          36,208

Long-term debt and other                               35,080          34,945
                                                    ---------       ---------

Shareholders' investment:
  Common stock, $.02 par value, 15,000,000
   shares authorized, 5,449,000 and 5,447,000
   issued and outstanding                                 109             109
  Additional paid-in capital                           43,398          43,261
  Retained earnings                                    88,768          76,375
                                                    ---------       ---------
    Total shareholders' investment                    132,275         119,745
                                                    ---------       ---------
                                                     $217,925        $190,898
                                                    ---------       ---------
                                                    ---------       ---------

        See accompanying notes to condensed consolidated financial statements.

                          HUTCHINSON TECHNOLOGY INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                        (In thousands, except per share data)


                               Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                               --------------------   -----------------------
                               June 23,    June 25,     June 23,    June 25,
                                 1996        1995         1996        1995
                               --------    --------     --------    --------

Net sales                       $91,418     $81,892     $261,296    $213,276

Cost of sales                    69,632      59,997      200,187     163,154
                               --------    --------     --------    --------

  Gross profit                   21,786      21,895       61,109      50,122

Research and development
  expense                         6,239       5,700       19,042      11,418

Selling, general and
  administrative expense          8,669       8,082       25,769      21,439
                               --------    --------     --------    --------

  Income from operations          6,878       8,113       16,298      17,265

Other income                        267         457          956       1,090

Interest expense                   (482)       (684)      (1,369)     (2,009)
                               --------    --------     --------    --------

  Income before income taxes      6,663       7,886       15,885      16,346

Provision for income taxes        1,464       1,898        3,492       3,929
                               --------    --------     --------    --------

  Net income                     $5,199      $5,988      $12,393     $12,417
                               --------    --------     --------    --------
                               --------    --------     --------    --------

Net income per common
  and common equivalent share     $0.93       $1.09        $2.21       $2.28
                               --------    --------     --------    --------
                               --------    --------     --------    --------

Weighted average common and
  common equivalent shares
  outstanding                     5,606       5,492        5,605       5,458
                               --------    --------     --------    --------
                               --------    --------     --------    --------


See accompanying notes to condensed consolidated financial statements.

                          HUTCHINSON TECHNOLOGY INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (Dollars in thousands)


                                                      Thirty-Nine Weeks Ended
                                                      ------------------------
                                                     June 23,        June 25,
                                                       1996            1995
                                                     --------        --------
Operating activities:
 Net income                                           $12,393         $12,417
 Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization                       23,881          20,374
   Deferred tax benefit                                (1,138)         (3,167)
   Loss on disposal of assets                             241             260
   Change in operating assets and liabilities (Note 6)  1,884           6,770
                                                     --------        --------
    Cash provided by operating activities              37,261          36,654
                                                     --------        --------

Investing activities:
 Capital expenditures                                 (56,798)        (26,188)
 Proceeds from sale of building (Note 5)               15,300              --
 Sales of securities                                    3,070             913
 Purchases of securities                               (3,941)         (3,080)
                                                     --------        --------
    Cash used for investing activities                (42,369)        (28,355)
                                                     --------        --------

Financing activities:
 Repayments of long-term debt                          (1,440)         (1,440)
 Proceeds from issuance of long-term debt                 500              --
 Net proceeds from issuance of common stock               137             462
                                                     --------        --------
    Cash used for financing activities                   (803)           (978)
                                                     --------        --------
Net increase (decrease) in cash and cash equivalents   (5,911)          7,321

Cash and cash equivalents at beginning of period       30,479          18,570
                                                     --------        --------
Cash and cash equivalents at end of period            $24,568         $25,891
                                                     --------        --------
                                                     --------        --------


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


                               Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                               --------------------   -----------------------
                               June 23,    June 25,     June 23,    June 25,
Percentage of Net Sales          1996        1995         1996        1995
- -----------------------        --------    --------     --------    --------
Five Largest Customers               87%         86%          88%         86%
 Seagate Technology                  31          35           32          36
 Yamaha                              17          15           16          13
 Read-Rite                           15          18           16          20
 SAE Magnetics                       15           8           14           8
 IBM                                  9          10           10           9

Sales returns and allowances for the thirty-nine weeks ended June 23, 1996 were $1,489,000 compared to $1,994,000 for the comparable period in fiscal 1995.

(3)  INVENTORIES
All inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:


                                                    June 23,    September 24,
                                                      1996           1995
                                                    ---------   -------------
  Raw materials                                        $4,506          $3,019
  Work in process                                       5,140           3,159
  Finished goods                                        9,368           7,455
  LIFO reserve                                           (285)           (335)
                                                    ---------      ----------
                                                      $18,729         $13,298
                                                    ---------      ----------
                                                    ---------      ----------

(4)  INCOME TAXES
The following table details the components of net deferred tax assets:

                                                    June 23,    September 24,
                                                      1996            1995
                                                    ---------   -------------
Current net deferred tax assets
  Related to sales and account receivables               $981            $702
  Related to inventories                                3,728           1,830
  Accruals and other reserves                           2,237           1,783
                                                    ---------      ----------
                                                        6,946           4,315
Long-term net deferred tax assets
  Related to property, plant and equipment              3,287           2,858
  Accruals and other reserves                           2,207             602
  Tax credits                                           2,445           4,933
  Valuation allowance                                    (445)         (2,235)
                                                    ---------      ----------
                                                        7,494           6,158
                                                    ---------      ----------
Total net deferred tax assets                         $14,440         $10,473
                                                    ---------      ----------
                                                    ---------      ----------

The following table lists the types of tax credits available to the Company, and their expiration dates:

                                                                     Year of
Carryforward                                          Amount       Expiration
- ------------                                          ------    ---------------
  Alternative minimum tax                             $2,445    Does not expire

The Company determined that the realization of certain of these tax credits did not meet the recognition criteria under Statement of Financial Accounting
Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", and, accordingly, a valuation allowance has been established.

(5) PROCEEDS FROM SALE OF BUILDING
During the quarter the Company sold a building located in Eau Claire, Wisconsin.
There was no gain or loss recognized on the transaction.


(6)  SUPPLEMENTARY CASH FLOW INFORMATION

                                                     Thirty-Nine Weeks Ended
                                                    -------------------------
                                                     June 23,        June 25,
                                                       1996            1995
                                                     --------        --------

Changes in operating assets and liabilities:
  Receivables, net                                    ($5,722)        ($3,240)
  Inventories                                          (5,431)         (5,141)
  Prepaid taxes and other                              (2,400)         (1,008)
  Accounts payable and accrued liabilities             10,649           9,286
  Accrued income taxes                                  1,788           5,373
  Other non-current liabilities                         3,000           1,500
                                                       ------          ------
                                                       $1,884          $6,770
                                                       ------          ------
                                                       ------          ------
Cash paid for:
  Interest                                             $2,433          $2,189
  Income taxes                                          5,674           2,800

Capitalized interest for the thirty-nine weeks ended June 23, 1996 was $814,000 compared to $360,000 for the comparable period in fiscal 1995.

                          HUTCHINSON TECHNOLOGY INCORPORATED
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 23, 1996 VS. THIRTEEN WEEKS ENDED JUNE 25, 1995.
Net sales for the thirteen weeks ended June 23, 1996 increased $9,526,000 or 12% over the comparable period in fiscal 1995. The Company shipped approximately 37 million or 35% more suspension assemblies over the comparable period in fiscal 1995.

Gross profit for the thirteen weeks ended June 23, 1996 decreased $109,000 over the comparable period in fiscal 1995. Gross profit as a percent of net sales decreased from 27% to 24%, primarily due to selling higher volumes of lower-priced suspensions, partially offset by improved manufacturing efficiencies.

Research and development expenses for the thirteen weeks ended June 23, 1996 were $6,239,000, an increase of $539,000 or 9% as compared to the same period in fiscal 1995. The increased expenses were primarily due to development efforts on TRACE-TM- suspension assemblies (TSA-TM-) which more than offset the $2,500,000 charge for the technology sharing agreement with IBM incurred during the third quarter of fiscal 1995.

Selling, general and administrative expenses for the thirteen weeks ended June 23, 1996 increased $587,000 or 7% from the comparable period in fiscal 1995. The increased expenses were primarily due to an increase in professional services of $399,000 and recruitment and relocation expenses of $191,000. As a percent of net sales, selling, general and administrative expenses decreased from 10% to 9%.

The income tax provision for the thirteen weeks ended June 23, 1996 was based on an estimated effective tax rate for the fiscal year of 22% which was below the statutory federal rate primarily due to the large portion of sales that qualify for the benefit of the Company's Foreign Sales Corporation.

Net income for the thirteen weeks ended June 23, 1996 was $5,199,000, a decrease of $789,000 over the comparable period in fiscal 1995. As a percent of net sales, net income decreased from 7% to 6% primarily due to selling lower-priced suspensions, partially offset by improved manufacturing efficiencies.

THIRTY-NINE WEEKS ENDED JUNE 23, 1996 VS. THIRTY-NINE WEEKS ENDED JUNE 25, 1995. Net sales for the thirty-nine weeks ended June 23, 1996 increased $48,020,000 or 23% over the comparable period in fiscal 1995. The Company shipped approximately 116 million or 42% more suspension assemblies over the comparable period in fiscal 1995.

Gross profit for the thirty-nine weeks ended June 23, 1996 increased $10,987,000 or 22% over the comparable period in fiscal 1995 and gross profit as a percent of net sales decreased from 24% to 23%, primarily due to selling higher volumes of lower-priced suspensions, partially offset by improved manufacturing efficiencies.

Research and development expenses for the thirty-nine weeks ended June 23, 1996 increased $7,624,000 or 67% as compared to the same period in fiscal 1995. The higher expenses were primarily due to a one-time charge of $5,500,000 related to the previously reported technology sharing agreement with

IBM and increased TSA-TM- development efforts of approximately $2,400,000, partially offset by the charge incurred for the technology sharing agreement during the third quarter of fiscal 1995, noted above.

Selling, general and administrative expenses for the thirty-nine weeks ended June 23, 1996 increased $4,330,000 or 20% from the comparable period in fiscal 1995. The increased expenses were primarily due to an increase in recruitment and relocation expenses of $1,596,000, professional services of $1,185,000 and labor of $1,110,000. As a percent of net sales, selling, general and administrative expenses remained at 10%.

The income tax provision for the thirty-nine weeks ended June 23, 1996 was based on an estimated effective tax rate for the fiscal year of 22% which was below the statutory federal rate primarily due to the large portion of sales that qualify for the benefit of the Company's Foreign Sales Corporation.

Net income for the thirty-nine weeks ended June 23, 1996 was $12,393,000, a decrease of $24,000 over the comparable period in fiscal 1995. As a percent of net sales, net income decreased from 6% to 5% primarily due to selling lower-priced suspensions and increased research and development efforts, partially offset by improved manufacturing efficiencies, noted above.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

Principal sources of liquidity are cash flow from operations, cash balances and additional financing capacity. The Company's cash and cash equivalents decreased to $24,568,000 at June 23, 1996 compared to $30,479,000 at September 24, 1995. The Company provided $37,261,000 of cash flow from operating activities during the thirty-nine weeks ended June 23, 1996.

Cash used for capital expenditures for the thirty-nine weeks ended June 23, 1996 totaled $56,798,000, an increase of $30,610,000 from the comparable period in fiscal 1995. The Company anticipates, but is not contractually committed to, fiscal 1996 expenditures of approximately $90,000,000 for manufacturing and support equipment, the initial construction of a photoetch facility at the Eau Claire site and the completion of a suspension assembly manufacturing facility. Financing of these capital expenditures will be principally from internally generated funds, cash balances and/or additional financing capacity.

The Company established a $25,000,000 unsecured revolving credit/letter of credit facility with The First National Bank of Chicago during the first quarter of fiscal 1996. At June 23, 1996, the Company had no borrowings under this credit agreement. The Company's debt agreements contain various restrictive covenants. As of June 23, 1996, the Company was in compliance with all such covenants.

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

The statements above under the heading "Market Trends and Certain Contingencies" about demand for disk drives and suspension assemblies, including TRACE-TM-suspension assemblies, manufacturing yields and selling prices, and the statements under the heading "Liquidity, Capital Resources and Other Matters" about anticipated capital expenditures and capital resources, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including those discussed above. These factors may cause the Company's actual future results to differ materially from historical earnings and from the financial performance of the Company presently anticipated.

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

    4.2 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $20,000,000 of senior unsecured notes with Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709) and Amendment dated as of March 15, 1996 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709).

    4.3 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $5,000,000 of senior unsecured notes with Central Life Assurance Company (incorporated by reference to Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709) and Amendment dated as of March 15, 1996 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709).

    4.4 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $5,000,000 of senior unsecured notes with Modern Woodmen of America (incorporated by reference to Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709) and Amendment dated as of March 15, 1996 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709).

    4.5 Credit Agreement between the Company and The First National Bank of Chicago, dated as of December 8, 1995 (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 24, 1995, File No. 0-14709), and First Amendment dated as of June 22, 1996.

    10.1 Lease with Right of Refusal between Donald Wendorff and Laura Wendorff, Lessors, and the Company, Lessee, dated September 6, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1995, File No. 0-14709).

    10.2 Office/Warehouse Lease between OPUS Corporation, Lessor, and the Company, Lessee, dated December 29, 1995 (incorporated by reference to
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), and First Amendment to Office/Warehouse Lease dated April 30, 1996.

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

    10.4 Hutchinson Technology Incorporated 401-K Plan and related 401-K Trust (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, File No. 0-14709), and Amendment effective April 1, 1995 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), and Amendment effective April 1, 1996.

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

    10.10 Lease Agreement between Meridian Eau Claire LLC and Hutchinson Technology Incorporated, dated May 1, 1996.

    11    Statement Regarding Computation of Net Income Per Share.

    27    Financial Data Schedule.

    B) REPORTS ON FORM 8-K.

          No reports were filed on Form 8-K during the thirteen weeks ended June 23, 1996.




    * Exhibits 10.8 and 10.9 contain portions for which confidential treatment has been granted by the Securities and Exchange Commission.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HUTCHINSON TECHNOLOGY INCORPORATED


Date:    July 25, 1996            By        /s/Wayne M. Fortun
    ---------------------                   ----------------------------------
                                            Wayne M. Fortun
                                            Chief Executive Officer and
                                            President



Date:    July 25, 1996            By        /s/John A. Ingleman
    ---------------------                   ----------------------------------
                                            John A. Ingleman
                                            Vice President, Chief Financial
                                            Officer and Secretary

                                  INDEX TO EXHIBITS


    Exhibit
      No.                                                            Page
- ----------------                                                --------------
      4.5     First Amendment to Credit Agreement                Electronically
                                                                     Filed

     10.2     First Amendment to Office/Warehouse Lease          Electronically
                                                                     Filed

     10.4     Amendment to 401-K Plan                            Electronically
                                                                     Filed

     10.10    Lease Agreement with Meridian Eau Claire LLC       Electronically
                                                                     Filed

      11      Statement Regarding Computation of Net Income Per
              Share                                              Electronically
                                                                     Filed

      27      Financial Data Schedule                            Electronically
                                                                     Filed