Form 10-K
period 1996-09-29
HUTCHINSON TECHNOLOGY INC
filed 1996-12-18
CIK 772897

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549
                            ------------------------------
                                      FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended                           Commission File
       September 29, 1996                                Number 0-14709

                          HUTCHINSON TECHNOLOGY INCORPORATED
               --------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                 Minnesota                             41-0901840
            --------------------                    ----------------
         (State or other jurisdiction of           (I.R.S.  Employer
          incorporation or organization)            Identification No.)

           40 West Highland Park
           Hutchinson, Minnesota                           55350
         -------------------------                        -------
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (320)587-3797

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

    The aggregate market value of the Common Stock held by non-affiliates of the registrant as of November 27, 1996 was $286,251,525, based on the closing sale price for the Company's Common Stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

    As of November 27, 1996, the registrant had 5,452,410 shares of Common Stock issued and outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Annual Report to Shareholders for the fiscal year ended September 29, 1996 are incorporated by reference in Part II. Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held January 29, 1997 are incorporated by reference in Part III.

                                        PART I

ITEM 1. BUSINESS

    Hutchinson Technology Incorporated (the "Company") was incorporated in 1965 in Minnesota. The Company is the world's leading supplier of suspension assemblies for rigid magnetic disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company is a supplier to nearly all domestic and many foreign-based users of suspension assemblies, including Applied Magnetics, IBM, Maxtor, Quantum, Read-Rite, SAE Magnetics, Seagate Technology, Western Digital and Yamaha. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the rigid magnetic disk drive industry. The Company also is evaluating some product opportunities in the medical market but does not expect any medical revenues in fiscal 1997.

PRODUCTS

    The Company's current products can be categorized as follows:

      -  suspension assemblies, and

      -  other, consisting primarily of etched and stamped components.

    The following table shows for each of fiscal 1996, 1995 and 1994 the relative contribution to net sales in millions of dollars and percentages of each product category:

                              Fiscal 1996    Fiscal 1995     Fiscal 1994
                              ------------   ------------    -----------
                              Amount    %    Amount     %    Amount    %
                              ------    -    ------     -    ------    -

Suspension
  Assemblies.............     $345.4   98%   $292.1   97%   $231.1    97%
Other....................        7.8    2       7.9    3       7.7     3
                              ------  ----   ------  ----   ------   ----
    Total Net Sales......     $353.2  100%   $300.0  100%   $238.8   100%
                              ======  ====   ======  ====   ======   ====

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

    Suspension assemblies are a critical component of disk drive performance and reliability, with nearly all performance improvements in storage capacity sought by disk drive manufacturers requiring corresponding advances in suspension assemblies. One of the major determinants of disk drive data storage capacity is the microscopic height at which the magnetic head "flies" above the disk. Suspension assemblies hold the magnetic recording heads in position and are a significant factor in controlling the critical flying height of the head above the disk and maintaining the position of the head on the tracks of data.
A typical nominal flying height is about one millionth of an inch (a sheet of paper is approximately 3,000 millionths of an inch). Flying height is to a large extent determined by the magnitude of the force exerted by the suspension assembly on the recording head and by the location of the point on the recording head at which the assembly imposes the force.

    A suspension assembly consists of two or three components that are laser welded together. Certain suspension assemblies also incorporate electrical leads which provide electrical connection from the magnetic head to the disk drive's circuitry. Alignment, adjustment and freedom from imperfections and contaminants are of critical importance and, therefore, the photoetching of the components, the laser-welding operations which fuse the components together and subsequent processing steps are subject to stringent specifications and controls. See "Production Processes" below.

    The design of suspension assemblies is driven by the increasing performance requirements of new disk drives, principally reduced data access time, increased data storage density, smaller form factors and type of recording head used. Technologically advanced drives generally require suspension assemblies with specialized design, functionality and greater precision. The Company has developed significant proprietary capabilities in the design and production of suspension assemblies for both current and emerging disk drive designs.

OTHER

    The Company also manufactures a small amount of etched and stamped components used in connection or related to suspension assemblies. The Company is also engaged in the development of certain medical devices of which there are no revenues anticipated in fiscal 1997; there can be no assurance that the Company's efforts will result in a marketable product or that such products will ever generate significant revenues.

PRODUCTION PROCESSES

    The Company's products require several manufacturing processes, each dependent on different technical disciplines, to meet strict customer tolerances and other requirements. The Company has developed sophisticated manufacturing processes and controls, and related equipment, which are essential to the precision and reliability of its products. The manufacturing processes employed by the Company include photoetching, stamping, plasma etching, plating, precision forming, laser-welding and ultra-cleaning. The Company monitors and controls these processes through real-time statistical process analysis, and continuously tracks critical parameters and takes corrective action as needed.

    The Company's production processes require the storage, use and disposal of a variety of chemicals which are considered hazardous under applicable federal and state laws. Accordingly, the Company is subject to a variety of regulatory requirements for the handling of such materials. If an accident were to result in significant personal injury or environmental damage, the Company's operations and financial performance could be adversely affected.

RAW MATERIALS AND SOURCES OF SUPPLY

    Certain materials used in the Company's manufacturing processes have limited availability. Certain types of photoresist, a liquid compound used in the photoetching process, are available from only one supplier. Most of the stainless steel which meets the Company's strict specifications is available from only one supplier. To protect against the adverse effect of a short-term supply disruption, the Company maintains several weeks' supply of these materials. If for any reason the Company was unable to continue to obtain these materials in the necessary quantities and at reasonable prices, production would be adversely affected.

CUSTOMERS AND MARKETING

    The Company's products are sold principally through its own ten-member sales force operating primarily from its headquarters in Hutchinson, Minnesota. The Company has one technical representative in Europe, and, through a subsidiary, four technical representatives in Singapore serving its southern Pacific Rim customers. The Company's products are sold to original equipment manufacturers for use in their products and to subassemblers who sell to original equipment manufacturers. The Company's sales force is organized by customer. Company salespeople typically initiate contacts with both the customer's purchasing agent and its engineers. The Company's engineers and sales force actively participate in the selling process and in maintaining customer relationships.

    The Company is a supplier to nearly all domestic and most foreign-based manufacturers of rigid magnetic disk drives and recording heads used in such drives. The following table shows the Company's five largest customers for fiscal 1996 as a percentage of net sales.

    Seagate Technology Incorporated..............     35%
    Yamaha Corporation...........................     16
    SAE Magnetics, Ltd...........................     14
    Read-Rite Corporation........................     13
    IBM..........................................      9

    Sales to the Company's five largest customers constituted 87%, 86% and 75% of net sales for fiscal 1996, 1995 and 1994, respectively. Significant portions of the Company's revenue may be indirectly attributable to large manufacturers of disk drives, such as Quantum Corporation and Western Digital Corporation, which purchase recording head assemblies from recording head manufacturers utilizing the Company's suspension assemblies.

    The Company expects to continue to depend upon a limited number of customers for a majority of its sales, given the relatively small number of rigid magnetic disk drive and recording head manufacturers. The Company's financial performance could be adversely affected by reduced requirements of its major customers.

    Sales to foreign-based enterprises totaled $63,898,000 in fiscal 1996, $46,075,000 in fiscal 1995 and $29,394,000 in fiscal 1994. Sales to foreign subsidiaries of U.S. corporations totaled $51,564,000 in fiscal 1996, $54,398,000 in fiscal 1995 and $14,126,000 in fiscal 1994. The majority of these foreign location sales were to the Pacific Rim region. In addition, the Company had significant sales to U.S. corporations which used the Company's products in their offshore manufacturing sites.

BACKLOG

    The Company's sales are generally made pursuant to purchase orders rather than long-term contracts. The Company's backlog of purchase orders was approximately $58,500,000 at September 29, 1996, as compared to $55,200,000 at September 24, 1995. Such purchase orders may be changed or canceled by customers on short notice without penalty. In addition, the Company believes that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Accordingly, the Company does not believe that backlog should be considered indicative of sales for any future period.

COMPETITION

    The Company believes that the principal factors of competition in the suspension assembly market include time-to-market, product quality, design expertise, reliability of supply and price. The Company estimates that in fiscal 1996 it produced a majority of all suspension assemblies sold to rigid magnetic disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. The Company's competitors include K.R. Precision Co., Magnecomp Corporation and Nippon Hatsujo Kogyo Co. Certain users of suspension assemblies also may have or may develop the ability to fabricate their own suspension assemblies. Although there can be no assurance that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies, management of the Company believes that the number of entities that have the technical capability and capacity for producing precision suspension assemblies in large volumes will remain small.

    Other types of computer memory systems, such as semiconductor memories (flash memory) and tape and laser (optical and CD) drives, may become competitive with certain rigid magnetic disk drive applications, and thereby affect the demand for certain of the Company's products. However, semiconductor memories are not expected to be price competitive with disk drives and optical memories are inherently much slower than rigid magnetic disk drives. Accordingly, the Company believes that such technologies will not materially impact the market for rigid magnetic disk drives in the near future.

ENGINEERING AND PROCESS DEVELOPMENT

    As of September 29, 1996, the Company employed 703 engineers and technicians who are responsible for the implementation of new technologies as well as process and product development and improvements. Expenditures for these activities in fiscal 1996, 1995 and 1994 amounted to approximately $51,212,000, $32,567,000 and $25,663,000, respectively. Of those amounts, the
Company classified approximately $27,651,000, $15,041,000 and $8,626,000, respectively, as research and development expenditures.

    The Company's current research and development efforts are principally directed to continuing the development and prototype production of new high precision suspension assemblies to meet the changing form factors, performance standards and electrical connectivity required for disk drives. The Company entered into a Technology Transfer and Development Agreement
(the "Technology Sharing Agreement") and a Patent License Agreement with IBM during fiscal 1995. Under the Technology Sharing Agreement, IBM made available to the Company the results of many years of research by IBM into a new type of suspension, called an integrated lead suspension. The Company itself had devoted substantial efforts independent of IBM to the research and development of TSA-TM- suspensions, and contributed its existing TSA-TM-suspension technology to the joint effort. The Company and IBM will continue to pursue joint research and development efforts to complete the commercialization of integrated lead suspension designs. All amounts due under the Technology Sharing Agreement have been expensed and a related liability has been recorded by the Company. As of September 29, 1996, the Company had made payments totaling $1,500,000 to IBM and will make additional payments over the next three fiscal years totaling $6,500,000.

    The Company also is engaged in the development of certain medical devices, including a probe for the measurement of tissue vitality. There can be no assurance that the Company's efforts will result in a marketable product or that such products will ever generate significant revenues.

INTELLECTUAL PROPERTY

    Certain equipment, processes, information and knowledge generated by the Company and utilized in the manufacture of its products are regarded as proprietary by the Company and are protectable under applicable trade secret, copyright and unfair competition laws. In addition, where the Company believes it has made inventions in manufacturing equipment, product and processes for making products where patents might enhance the Company's position, patents have been and will continue to be pursued in the U.S. and abroad. The Company currently holds eighteen U.S. patents, and has more than fifty patent applications pending in the U.S., relating to its proprietary suspension assembly products and manufacturing equipment and processes relating to their manufacture. The Company believes that although the patents it holds and may obtain will continue to be of value, they will not independently determine the Company's success, which depends principally upon its engineering and manufacturing skills.

    Within the Company, intellectual property protection of trade secrets is achieved through physical security measures at the Company's facilities as well as through nondisclosure/noncompete agreements with all employees and confidentiality agreements with consultants, strategic suppliers and customers. There can be no assurance as to the degree of protection afforded by these practices and laws.

    In addition to the Technology Sharing Agreement and the Patent License Agreement with IBM discussed in "Engineering and Process Development" above, the Company also has entered into licensing and cross-licensing agreements under the Company's patents and patent applications allowing certain competitors to produce certain of the Company's products in return for either royalty payments or cross-license rights.

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

EMPLOYEES
    As of September 29, 1996, the Company had 5,479 regular employees, 3,236 of whom were working at the Company's Hutchinson, Minnesota facility, 1,435 of whom were working at the Company's Sioux Falls, South Dakota facility, 627 of whom were working in Eau Claire, Wisconsin, 172 of whom were working in Plymouth, Minnesota and nine of whom were working overseas. The Company's ability to conduct its business would be impaired if a significant number of its specialized employees were to leave and could not be replaced by comparable personnel. However, turnover of specialized employees, including key management personnel, historically has been low. The locations of the Company's facilities and the broad span and complexity of technology encompassed by the Company's products and processes limit the number of qualified engineering and other candidates for key positions. The Company expects that internal training will continue to be the primary avenue for the development of key employees.

    None of the Company's employees is subject to a collective bargaining agreement, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

    The Company's executive offices, primary manufacturing facilities and training center are located in four buildings on a 163-acre site in Hutchinson, Minnesota. The largest building has floor area of approximately 450,000 square feet. The Company also leases a 20,000 square foot warehouse and a 7,000 square foot fabrication shop near the Hutchinson site.

    The Company operates a manufacturing facility in Sioux Falls, South Dakota, in connection with which it leases a building of approximately 94,000 square feet, a training center of 5,500 square feet and a warehouse of 4,800 square feet.

    The Company also operates a manufacturing facility in Eau Claire, Wisconsin, in connection with which it leases a building of approximately 156,000 square feet.

    The Company is leasing a building of approximately 100,000 square feet located in Plymouth, Minnesota for stamping operations, office space and a logistic center. The Company also leases sales offices in Singapore and the Netherlands.

    The Company is in the process of constructing a photoetching facility of approximately 320,000 square feet in Eau Claire, Wisconsin.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are:


           Name              Age       Position
           ----              ---       --------

    Jeffrey W. Green         56   Chairman of the Board and Director

    Wayne M. Fortun          47   President, Chief Executive Officer,
                                  Chief Operating Officer
                                  and Director

    John A. Ingleman         50   Vice President, Chief
                                  Financial Officer and
                                  Secretary

    Rebecca A. Albrecht      43   Vice President of
                                  Human Resources

    Beatrice A. Graczyk      48   Vice President of Disk Drive
                                  Components Operations

    Larry G. Moehring        47   Vice President of Disk Drive
                                  Components Assembly Operations

    Richard C. Myers         56   Vice President of Administration

    LeRoy E. Olson           60   Vice President of Disk Drive
                                  Components Operations
                                  Development

    Richard J. Penn          40   Vice President of
                                  Sales and Marketing

    R. Scott Schaefer        43   Vice President of Disk Drive
                                  Components Business Development


    Executive officers are elected annually by the Board of Directors and serve a one-year period or until their successors are elected.

    Mr. Green is a co-founder of the Company and has served as a director since the Company's formation in 1965. Mr. Green has been Chairman of the Board since January 1983, and served as the Company's Chief Executive Officer from January 1983 to May 1996.

    Mr. Fortun was elected a director in 1983. He has been with the Company since 1975 and was elected President and Chief Operating Officer in January 1983 and Chief Executive Officer in May 1996.

    Mr. Ingleman was elected Vice President in January 1982, Chief Financial Officer in January 1988, and Secretary in January 1992. Mr. Ingleman served as the Company's Treasurer from January 1982 through January 1996. Mr. Ingleman has beenwith the Company since 1977.

    Ms. Albrecht was elected Vice President in January 1995 and is responsible for Human Resources. Previously she had been Director of Human Resources since 1988. Ms. Albrecht has been with the Company since 1983.

    Ms. Graczyk was elected Vice President in May 1990 and is now responsible for Disk Drive Components Operations. She had been Director of Component Operations since 1988.

    Mr. Moehring was elected Vice President in May 1990 and is now responsible for Disk Drive Components Assembly Operations. He had been Director of Assembly Operations since 1988.

    Mr. Myers was elected Vice President of Sales and Marketing in January 1988. In January 1995, he was elected Vice President of Administration. Mr. Myers has been with the Company since 1977.

    Mr. Olson was elected Vice President in May 1990 and is now responsible for Disk Drive Components Operations Development. He had been Director of Sioux Falls Operations since April 1988 when he joined the Company.

    Mr. Penn was elected Vice President in January 1996 and is responsible for Sales and Marketing. Previously he had been Director of Sales and Marketing since December 1994, Senior Manager responsible for Medical Business Development from January 1994 to December 1994 and Marketing Manager since June 1990. Mr. Penn has been with the Company since 1981.

    Mr. Schaefer was elected Vice President in May 1990 and is now responsible for Disk Drive Components Business Development. He had been Vice President of Medical Business Development since 1990 and Director of Engineering since 1988.

    None of the above executive officers is related to each other or to any director of the Company, except that Richard N. Rosett, a director, is married to Mr. Green's first cousin.


                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 29, 1996, pages 30, 34 and 39.

ITEM 6. SELECTED FINANCIAL DATA

    Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 29, 1996, pages 36 and 37.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 29, 1996, pages 19-23.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 29, 1996, pages 24-35.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference is the information appearing under the heading "Election of Directors" and "Compliance with Section 16(a) of The Securities Exchange Act of 1934", pages 3, 4 and 13, in the Company's Proxy Statement dated December 18, 1996. See also Part I hereof under the heading "Item X. Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated herein by reference is the information appearing under the headings "Summary Compensation Table" and "Option Tables", pages 9-11, and the information regarding fees paid to non-employee directors on page 4, in the Company's Proxy Statement dated December 18, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management", page 2, and the information appearing in the tables and notes on pages 9-11 in the Company's Proxy Statement dated December 18, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.


                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) 1.  Consolidated Financial Statements:

         Report of Independent Public Accountants

         Consolidated Statements of Operations for the fiscal years 1996, 1995 and 1994

         Consolidated Balance Sheets as of September 29, 1996 and September 24, 1995

         Consolidated Statements of Cash Flows for the fiscal years 1996, 1995 and 1994

         Consolidated Statements of Shareholders' Investment for the fiscal years 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

         (Incorporated by reference to pages 24-35 of the Company's Annual Report to Shareholders for the fiscal year ended September 29, 1996.)



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

      4.5 Credit Agreement between the Company and The First National Bank of Chicago, dated as of December 8, 1995 (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 24, 1995, File No. 0-14709), and First Amendment dated as of June 22, 1996 (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 23, 1996, File No. 0-14709).

      4.6 Note Purchase Agreement dated as of July 26, 1996, providing for the placement of $15,000,000 of senior unsecured notes with Metropolitan Insurance and Annuity Company.

      4.7 Note Purchase Agreement dated as of July 26, 1996, providing for the placement of $10,000,000 of senior unsecured notes with Metropolitan Life Insurance Company.

      4.8 Note Purchase Agreement dated as of July 26, 1996, providing for the placement of $25,000,000 of senior unsecured notes with Teachers Insurance and Annuity Association of America.

      10.1 Lease with Right of Refusal between Donald Wendorff and Laura Wendorff, Lessors, and the Company, Lessee, dated September 6, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1995, File No. 0-14709).

      10.2 Office/Warehouse Lease between OPUS Corporation, Lessor, and the Company, Lessee, dated December 29, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), and First Amendment to Office/Warehouse Lease dated April 30, 1996 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 23, 1996, File No. 0-14709).

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

      10.4 Hutchinson Technology Incorporated 401-K Plan and related 401-K Trust (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, File No. 0-14709), and Amendment effective April 1, 1995 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), and Amendment effective April 1, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 23, 1996, File No. 0-14709).

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

* Exhibit 10.8 contains portions for which confidential treatment has been granted by the Securities and Exchange Commission.

     *10.9 Patent License Agreement, effective as of September 1, 1994, between
           Hutchinson Technology Incorporated and International Business Machines Corporation (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 25, 1995, File No. 0-14709).

     10.10 Lease Agreement between Meridian Eau Claire LLC and Hutchinson Technology Incorporated, dated May 1, 1996 (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 23, 1996, File No. 0-14709).

     11.1  Statement Regarding Computation of Net Income Per Share.

     13.1  Annual Report to Shareholders for the fiscal year ended
           September 29, 1996 (only those portions specifically incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

     21.1  List of Subsidiaries.

     23.1  Consent of Independent Public Accountants.

     27.1  Financial Data Schedule.

b)  Reports on Form 8-K

    No reports were filed on Form 8-K during the fourth quarter of the fiscal year ended September 29, 1996.


* Exhibit 10.9 contains portions for which confidential treatment has been granted by the Securities and Exchange Commission.

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hutchinson Technology Incorporated:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Hutchinson Technology Incorporated and Subsidiaries 1996 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 31, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                       ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
October 31, 1996

                                                                     SCHEDULE II

                 HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS
                                (Dollars in thousands)

                                  Balance at   Additions Charged      Other         Balance at
                                  Beginning         to Costs         Changes          End of
                                  of Period      and Expenses      Add (Deduct)       Period
                                  ----------   -----------------   ------------     ----------
1994:
 Deducted from asset accounts-
   Allowance for doubtful
     accounts receivable.........     $1,525                $199     ($327) (1)         $1,397
 Reserve for sales returns
     and allowances..............        291               2,849    (2,651) (2)            489
                                  ----------   -----------------   ------------     ----------
                                      $1,816              $3,048   ($2,978)             $1,886
                                  ----------   -----------------   ------------     ----------
                                  ----------   -----------------   ------------     ----------

1995:
 Deducted from asset accounts-
   Allowance for doubtful
     accounts receivable.........     $1,397                $148       ($6) (1)         $1,539
 Reserve for sales returns
     and allowances..............        489               1,797    (1,901) (2)            385
                                  ----------   -----------------   ------------     ----------
                                      $1,886              $1,945   ($1,907)             $1,924
                                  ----------   -----------------   ------------     ----------
                                  ----------   -----------------   ------------     ----------

1996:
 Deducted from asset accounts-
   Allowance for doubtful
     accounts receivable.........     $1,539                $178       ($1) (1)         $1,716
   Reserve for sales returns
     and allowances..............        385               1,835    (1,788) (2)            432
                                  ----------   -----------------   ------------     ----------
                                      $1,924              $2,013   ($1,789)             $2,148
                                  ----------   -----------------   ------------     ----------
                                  ----------   -----------------   ------------     ----------

    (1)  Uncollectible accounts receivable written off, net of recoveries.

    (2)  Returns honored and credit memos issued.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 17, 1996                HUTCHINSON TECHNOLOGY INCORPORATED
                                       By /s/ Wayne M. Fortun
                                         ---------------------------------
                                       Wayne M. Fortun
                                       President, Chief Operating Officer and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 17, 1996               /s/ Wayne M. Fortun
                                       -----------------------------------
                                       Wayne M. Fortun, President, Chief
                                       Executive Officer, Chief Operating
                                       Officer (Principal Executive Officer)
                                       and Director

Date: December 17, 1996               /s/ John A. Ingleman
                                       -----------------------------------
                                       John A. Ingleman, Vice President, Chief
                                       Financial Officer (Principal Financial
                                       Officer and Principal Accounting
                                       Officer)

Date: December 17, 1996               /s/ W. Thomas Brunberg
                                       -----------------------------------
                                       W. Thomas Brunberg, Director

Date: December 17, 1996               /s/ Archibald Cox, Jr.
                                       -----------------------------------
                                       Archibald Cox, Jr., Director

Date: December 17, 1996               /s/ James E. Donaghy
                                       -----------------------------------
                                       James E. Donaghy, Director

Date: December 17, 1996               /s/ Harry C. Ervin, Jr.
                                       -----------------------------------
                                       Harry C. Ervin, Jr., Director

Date: December 17, 1996               /s/ Jeffrey W. Green
                                       -----------------------------------
                                       Jeffrey W. Green, Director

Date: December 17, 1996               /s/ Richard N. Rosett
                                       -----------------------------------
                                       Richard N. Rosett, Director

                                  INDEX TO EXHIBITS

    Exhibit
    No.                                                            Page
  ----------                                                     --------
     4.6      Note Purchase Agreement                           Electronically
                                                                    Filed

     4.7      Note Purchase Agreement                           Electronically
                                                                    Filed

     4.8      Note Purchase Agreement                           Electronically
                                                                    Filed

    11.1      Statement Regarding Computation of Net Income     Electronically
              Per Share                                             Filed

    13.1      Annual Report to Shareholders for the fiscal      Electronically
              year ended September 29, 1996                         Filed

    21.1      List of Subsidiaries                              Electronically
                                                                    Filed

    23.1      Consent of Public Accountants                     Electronically
                                                                    Filed

    27.1      Financial Data Schedule                           Electronically
                                                                    Filed