Form 10-Q
period 1996-12-29
HUTCHINSON TECHNOLOGY INC
filed 1997-02-05
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 DECEMBER 29, 1996
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------   -----------------------

Commission File Number               0-14709
                       -----------------------------------------

                       HUTCHINSON TECHNOLOGY INCORPORATED
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                         41-0901840
-------------------------------                          -----------------------
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

As of January 31, 1997 the registrant had 5,485,365 shares of Common Stock issued and outstanding.
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS.

                       HUTCHINSON TECHNOLOGY INCORPORATED
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                             (Dollars in thousands)

                                                                    December 29,       September 29,
                                                                        1996                1996
                                                                   -------------       -------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $54,482             $22,884
   Securities available for sale                                           3,169               3,064
   Trade receivables, net                                                 58,672              46,803
   Other receivables                                                      13,821               9,475
   Inventories                                                            15,383              17,235
   Prepaid taxes and other expenses                                        9,333               9,204
                                                                   -------------       -------------
      Total current assets                                               154,860             108,665


Property, plant and equipment, net                                       125,869             121,706
Other assets                                                               8,803               8,612
                                                                   -------------       -------------
                                                                        $289,532            $238,983
                                                                   -------------       -------------
                                                                   -------------       -------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Current maturities of long-term debt                                   $5,760              $5,760
   Accounts payable and accrued expenses                                  28,488              23,008
   Accrued compensation                                                   20,654              12,187
   Accrued income taxes                                                    7,215               5,608
                                                                   -------------       -------------
      Total current liabilities                                           62,117              46,563


Long-term debt                                                            76,845              53,185
Other long-term liabilities                                                5,533               5,551

Shareholders' investment:
   Common stock, $.02 par value, 15,000,000 shares authorized,
      5,458,000 and 5,452,000 issued and outstanding                         109                 109
   Additional paid-in capital                                             43,634              43,398
   Retained earnings                                                     101,294              90,177
                                                                   -------------       -------------
         Total shareholders' investment                                  145,037             133,684
                                                                   -------------       -------------
                                                                        $289,532            $238,983
                                                                   -------------       -------------
                                                                   -------------       -------------
See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (In thousands, except per share data)

                                                       Thirteen Weeks Ended
                                                -------------------------------
                                                -------------------------------
                                                December 29,       December 24,
                                                    1996               1995
                                                ------------       ------------

Net sales                                           $106,906            $83,332

Cost of sales                                         75,794             61,888
                                                ------------       ------------

   Gross profit                                       31,112             21,444

Research and development
   expenses                                            5,739              9,053

Selling, general and
   administrative expenses                            10,918              8,563
                                                ------------       ------------

   Income from operations                             14,455              3,828

Other income                                             306                321

Interest expense                                        (858)              (480)
                                                ------------       ------------

   Income before income taxes                         13,903              3,669

Provision for income taxes                             2,786                807
                                                ------------       ------------

   Net income                                        $11,117             $2,862
                                                ------------       ------------
                                                ------------       ------------

Net income per common
   and common equivalent share                         $1.97               $.51
                                                ------------       ------------
                                                ------------       ------------

Weighted average common and
   common equivalent shares outstanding                5,629              5,623


See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)

                                                                          Thirteen Weeks Ended
                                                                    --------------------------------
                                                                    --------------------------------
                                                                    December 29,        December 24,
                                                                        1996                1995
                                                                    ------------        ------------
Operating activities:
   Net income                                                            $11,117              $2,862
   Adjustments to reconcile net income to
      cash provided by operating activities:
         Depreciation and amortization                                     9,559               7,435
         Deferred tax benefit                                               (296)             (2,911)
         Loss on disposal of assets                                           48                 103
         Change in operating assets and liabilities (Note 5)               1,874               5,429
                                                                    ------------        ------------
              Cash provided by operating activities                       22,302              12,918
                                                                    ------------        ------------

Investing activities:
   Capital expenditures                                                   (8,491)            (14,594)
   Increase in other receivables                                          (6,005)                  -
   Sales of securities                                                         -                 964
   Purchases of securities                                                  (105)             (1,814)
                                                                    ------------        ------------
              Cash used for investing activities                         (14,601)            (15,444)
                                                                    ------------        ------------

Financing activities:
   Repayments of long-term debt                                           (1,339)             (1,340)
   Proceeds from issuance of long-term debt                               25,000                   -
   Net proceeds from issuance of common stock                                236                  21
                                                                    ------------        ------------
              Cash provided (used) for financing activities               23,897              (1,319)
                                                                    ------------        ------------

Net increase (decrease) in cash and cash equivalents                      31,598              (3,845)

Cash and cash equivalents at beginning of period                          22,884              30,479
                                                                    ------------        ------------

 Cash and cash equivalents at end of period                              $54,482             $26,634
                                                                    ------------        ------------
                                                                    ------------        ------------


See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                             (Dollars in thousands)

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

(2)  BUSINESS AND CUSTOMERS
The Company is the world's leading supplier of suspension assemblies for rigid disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the rigid disk drive industry. The Company also is evaluating product opportunities in the medical devices market but does not expect any medical-related revenues in fiscal 1997. A breakdown of customer sales is as follows:

                                                  Thirteen Weeks Ended
                                              -----------------------------
                                              December 29,     December 24,
Percentage of Net Sales                          1996             1995
-----------------------                       -----------      ------------

Five Largest Customers                              86%            90%
   Seagate Technology Incorporated                   36             33
   Yamaha Corporation                                14             15
   SAE Magnetics, Ltd./TDK                           13             16
   Read-Rite Corporation                             13             19
   IBM                                               10              7

(3)  INVENTORIES
All inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:

                                                December 29,      September 29,
                                                     1996               1996
                                                ------------      -------------

         Raw materials                                $4,064             $4,137
         Work in process                               6,178              5,558
         Finished goods                                5,431              7,830
         LIFO reserve                                   (290)              (290)
                                               -------------     --------------
                                                     $15,383            $17,235
                                               -------------     --------------
                                               -------------     --------------


(4)  INCOME TAXES
The following table details the significant components of the Company's deferred tax assets as of December 29, 1996:

                                                December 29,      September 29,
                                                     1996              1996
                                                ------------      -------------
Current deferred tax assets:
          Sales and accounts receivables              $1,107               $873
          Inventories                                  5,339              5,419
          Accruals and other reserves                  2,481              2,367
                                                ------------      -------------
          Total current deferred tax assets            8,927              8,659

Long-term deferred tax assets (liabilities):
          Property, plant and equipment                4,037              3,753
          Accruals and other reserves                  2,050              2,146
          Tax credits                                  2,657              2,738
          Valuation allowance                           (657)              (738)
                                                 -----------        -----------
          Total long-term deferred tax assets          8,087              7,899
                                                 -----------        -----------
Total deferred tax assets                            $17,014            $16,558
                                                 -----------        -----------
                                                 -----------        -----------

The following table lists the types of tax credits available to the Company, and their expiration dates:

                                                        Year of
Carryforward                  Amount                  Expiration
------------                 --------           -------------------
  Alternative minimum tax     $2,657              Does not expire

The Company determined that the realization of this tax credit did not meet the recognition criteria under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", and, accordingly, a valuation allowance has been established.

(5)  SUPPLEMENTARY CASH FLOW INFORMATION

                                                        Thirteen Weeks Ended
                                                    ---------------------------
                                                    December 29,   December 24,
                                                       1996            1995
                                                    ------------   ------------
Changes in operating assets and liabilities:
         Receivables, net                               ($10,210)       ($5,144)
         Inventories                                       1,852         (2,766)
         Prepaid taxes and other expenses                    139            249
         Accounts payable and accrued liabilities         10,111          8,090
         Other noncurrent liabilities                        (18)         5,000
                                                    ------------   ------------
                                                          $1,874         $5,429
                                                    ------------   ------------
                                                    ------------   ------------
Cash paid for:
         Interest (net of amount capitalized)               $116           $191
         Income taxes                                      1,569          1,236

Capitalized interest for the thirteen weeks ended December 29, 1996 was $455,000 compared to $258,000 for the comparable period in fiscal 1996.

(6)  SUBSEQUENT EVENT
On January 20, 1997, the Company announced that the Board of Directors declared a three-for-one stock split of the Company's common stock, effective at the close of business on February 11, 1997, for shareholders of record at the close of business on January 31, 1997. Common share and earnings per share amounts in the accompanying condensed consolidated financial statements have not been retroactively adjusted to reflect the stock split. The consolidated financial statements for the fiscal year ending September 28, 1997 will include retroactively adjusted amounts. The earnings per common share, assuming the stock split was applied retroactively, would be $.66 and $.17 for the thirteen weeks ended December 29, 1996 and December 24, 1995, respectively.

                       HUTCHINSON TECHNOLOGY INCORPORATED
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 29, 1996 VS. THIRTEEN WEEKS ENDED DECEMBER 24,
1995.

Net sales for the thirteen weeks ended December 29, 1996 were $106,906,000, an increase of $23,574,000 or 28% compared to the comparable period in fiscal 1996. This increase was attributable primarily to increased suspension assembly volume.

Gross profit for the thirteen weeks ended December 29, 1996 was $31,112,000, an increase of $9,668,000 or 45% compared to the comparable period in fiscal 1996, and gross profit as a percent of net sales increased from 26% to 29%, primarily due to higher sales volume and improved manufacturing efficiencies.

Research and development expenses for the thirteen weeks ended December 29, 1996 were $5,739,000 compared to $9,053,000 for the thirteen weeks ended December 24, 1995. The expenses for the first quarter of fiscal 1996 included a $5,500,000 charge related to the technology sharing agreement with IBM. Excluding the charge, research and development expenses for the fiscal 1997 period increased mainly due to increased development efforts on TSA-TM-suspensions.

Selling, general and administrative expenses for the thirteen weeks ended December 29, 1996 were $10,918,000, an increase of $2,355,000 or 28% compared to the comparable period in fiscal 1996. The increased expenses were due primarily to a $1,451,000 increase in labor expenses and increased profit sharing expenses of $1,136,000. As a percent of net sales, selling, general and administrative expenses remained at 10%.

Interest expense for the thirteen weeks ended December 29, 1996 increased $378,000 from the comparable period in fiscal 1996, primarily due to higher average outstanding debt.

The income tax provision for the thirteen weeks ended December 29, 1996 was based on an estimated effective tax rate for the fiscal year of 20% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of the Company's Foreign Sales Corporation.

Net income for the thirteen weeks ended December 29, 1996 was $11,117,000, an increase of $8,255,000 compared to the comparable period in fiscal 1996. As a percent of net sales, net income increased from 3% to 10% primarily due to the higher sales volume, improved manufacturing efficiencies and decreased research and development expenses, noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flow from operations, cash balances and additional financing capacity. The Company's cash and cash equivalents increased to $54,482,000 at December 29, 1996 compared to $22,884,000 at September 29, 1996. The Company generated cash from operating activities of $22,302,000 for the thirteen weeks ended December 29, 1996.

Cash used for capital expenditures totaled $8,491,000 for the thirteen weeks ended December 29, 1996, a decrease of $6,103,000 from the comparable period in fiscal 1996. The expenditures for the first quarter of fiscal 1997 were primarily for manufacturing and support equipment and construction costs of a photoetch facility at the Company's Eau Claire site. The Company anticipates, but is not contractually committed to, fiscal 1997 expenditures of approximately $100,000,000 primarily for manufacturing and support equipment and construction of the Company's Eau Claire photoetch facility.

Financing of these capital expenditures will be principally from cash generated from operations, cash and cash equivalents and additional financing capacity.

During the fourth quarter of fiscal 1996, the Company completed a $50,000,000 private debt placement, of which $25,000,000 was issued in July 1996 as senior unsecured notes having a fixed rate of 7.85%, annual principal payments of $8,333,000 beginning on July 26, 2001 and maturing in July 2003. The Company issued the remaining $25,000,000 during the first quarter of fiscal 1997 as a senior unsecured note having a fixed rate of 8.07%, annual principal payments of $4,167,000 beginning on November 26, 2001 and maturing in November 2006.

During the first quarter of fiscal 1997, the Company signed a Master Lease Agreement for up to $25,000,000 with General Electric Capital Corporation. The agreement provides for leasing of various manufacturing equipment in fiscal 1997 for a noncancellable term of four years with various alternatives at the end of the lease term.

The Company established a $25,000,000 unsecured credit facility with The First National Bank of Chicago during the first quarter of fiscal 1996. At December 29, 1996, the Company had a letter of credit under this facility of $1,625,000 as security for its variable rate demand note with the City of Hutchinson. The Company's financing agreements contain various restrictive covenants. As of December 29, 1996, the Company was in compliance with all such covenants.

The Company believes that cash generated from operations, cash and cash equivalents, existing lending facilities and available financing capacity will be sufficient to meet the Company's current and long-term liquidity, debt installments and capital requirements.

MARKET TRENDS AND CERTAIN CONTINGENCIES

The Company expects that the expanding use of smaller computers, increasingly complex software and the emergence of new applications for disk storage that have contributed to the historical year-to-year increases in disk drive production will continue for the foreseeable future. The Company also believes demand for disk drives will continue to be subject, as it has in the past, to rapid short-term changes resulting from, among other things, changes in disk drive inventory levels, responses to competitive price changes and unpredicted high or low market acceptance of new drive models.

As in past years, disk drives continue to be the storage device of choice for applications requiring low access times and higher capacities because of their speed and low cost per megabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing areal density, the amount of data which can be stored on magnetic disks. Improvements in areal density have been attained by lowering the fly height of the read/write head, using smaller read/write heads and using new read/write head types such as those of magneto-resistive (MR) design. The move to MR heads, which require more electrical leads, and the transition to smaller or pico-sized heads, may compel drive manufacturers to use newer suspension technologies, such as the Company's TSA-TM- suspensions. Although customer interest in TSA-TM- suspensions is growing, the Company expects that conventional suspensions will make up a majority of its shipments for the next couple years.

The introduction of new types or sizes of read/write heads and new disk drive designs tends to decrease customers' yields with the result that the Company may experience temporary elevations of demand for some types of suspension assemblies. The advent of new heads and new drive designs may require the Company to rapidly develop and manufacture new suspension types which temporarily may reduce the

Company's manufacturing yields and efficiencies. There can be no assurance that such changes will not continue to affect the Company.

The Company generally experiences declining selling prices due to product maturity and competitive pricing pressures. These forces may be temporarily offset when the Company's new products, having initially higher selling prices, enter the market.

The statements above under the heading "Market Trends and Certain Contingencies" about demand for disk drives and suspension assemblies, including TSA-TM-suspensions, manufacturing yields and selling prices, and the statements under the heading "Liquidity and Capital Resources" about anticipated capital expenditures and capital resources, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including slower or faster acceptance of its new products, difficulties in producing its TSA-TM- suspensions, difficulties in expanding capacity and those discussed above. These factors may cause the Company's actual future results to differ materially from historical earnings and from the financial performance of the Company presently anticipated.

The Company and certain users of the Company's products have from time to time received, and may in the future receive, communications from third parties asserting patents against the Company or its customers which may relate to certain of the Company's manufacturing equipment or products or to products which include the Company's products as a component. Although the Company has not been a party to any material intellectual property litigation, certain of its customers have been sued on patents having claims closely related to products sold by the Company. In the event that any third party were to make a valid infringement claim and a license were not available on terms acceptable to the Company, the Company's operating results could be adversely affected. The Company expects that, as the number of patents issued continues to increase, and as the Company grows, the volume of intellectual property claims could increase.

The Company is a party to certain other claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect the Company's current or future financial position or results of operations.

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A)  EXHIBITS.

3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-98270), as amended by Articles of Amendment dated January 27, 1988 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1987, File No. 0-14709) and as amended by Articles of Amendment dated January 21, 1997.

3.2   Restated By-Laws of the Company.

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

4.6 Note Purchase Agreement dated as of July 26, 1996, providing for the placement of $15,000,000 of senior unsecured notes with Metropolitan Insurance and Annuity Company (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, File No. 0-14709).

4.7 Note Purchase Agreement dated as of July 26, 1996, providing for the placement of $10,000,000 of senior unsecured notes with Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, File No. 0-14709).

4.8 Note Purchase Agreement dated as of July 26, 1996, providing for the placement of $25,000,000 of senior unsecured notes with Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit
      4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, File No. 0-14709).

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

10.11 Master Lease Agreement dated as of December 19, 1996 between General Electric Capital Corporation, as Lessor, and Hutchinson Technology Incorporated, as Lessee.

10.12 Hutchinson Technology Incorporated 1996 Incentive Plan.

11    Statement Regarding Computation of Net Income Per Share.

27    Financial Data Schedule.

B) REPORTS ON FORM 8-K.

      A Current Report on Form 8-K was filed by the Company on October 1, 1996 which contained cautionary statements for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.




      * Exhibits 10.8 and 10.9 contain portions for which confidential treatment has been granted by the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HUTCHINSON TECHNOLOGY INCORPORATED


Date:  February 5, 1997            By   /s/Wayne M. Fortun
     --------------------               ------------------------------
                                        Wayne M. Fortun
                                        Chief Executive Officer and President



Date:  February 5, 1997            By   /s/John A. Ingleman
     --------------------               ------------------------------
                                        John A. Ingleman
                                        Vice President, Chief Financial Officer
                                        and Secretary

                                INDEX TO EXHIBITS


  Exhibit
    No.                                                               Page
 ---------                                                            ----

    3.1        Articles of Amendment of Restated Articles        Electronically
               of Incorporation                                       Filed

    3.2        Restated By-Laws of the Company                   Electronically
                                                                      Filed

   10.11       Master Lease Agreement between General Electric   Electronically
               Capital Corporation and Hutchinson Technology          Filed
               Incorporated

   10.12       Hutchinson Technology Incorporated                Electronically
               1996 Incentive Plan                                    Filed

    11         Statement Regarding Computation of Net Income
               Per Share                                         Electronically
                                                                      Filed

    27         Financial Data Schedule                           Electronically
                                                                      Filed