Form 10-Q
period 1997-03-30
HUTCHINSON TECHNOLOGY INC
filed 1997-05-12
CIK 772897

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                MARCH 30, 1997
                               -----------------------------------------
                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -----------------    -----------------

Commission File Number          0-14709
                       ------------------------
                          HUTCHINSON TECHNOLOGY INCORPORATED
               --------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                MINNESOTA                           41-0901840
      -------------------------------     -------------------------------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)            Identification No.)

      40 WEST HIGHLAND PARK, HUTCHINSON, MINNESOTA    55350
    -----------------------------------------------------------------------
        (Address of principal executive offices)    (Zip code)

                                 (320) 587-3797
    -----------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


    -----------------------------------------------------------------------
         (Former name, address or fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 2, 1997 the registrant had 19,530,533 shares of Common Stock issued and outstanding.

--------------------------------------------------------------------------------

                            PART I.  FINANCIAL INFORMATION
                            ITEM 1.  FINANCIAL STATEMENTS.

                          HUTCHINSON TECHNOLOGY INCORPORATED
                  CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                                (Dollars in thousands)


                                                                   March 30,        September 29,
                                                                    1997               1996
                                                                -----------       ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $143,993            $ 22,884
  Securities available for sale                                     20,262               3,064
  Trade receivables, net                                            58,850              46,803
  Other receivables                                                 20,015               9,475
  Inventories                                                       17,860              17,235
  Prepaid taxes and other expenses                                   9,456               9,204
                                                                ----------          ----------
      Total current assets                                         270,436             108,665

Property, plant and equipment, net                                 137,262             121,706
Other assets                                                         7,423               8,612
                                                                ----------          ----------
                                                                  $415,121            $238,983
                                                                ----------          ----------
                                                                ----------          ----------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Current maturities of long-term debt                            $  5,752            $  5,760
  Accounts payable and accrued expenses                             32,448              23,008
  Accrued compensation                                              24,973              12,187
  Accrued income taxes                                               6,010               5,608
                                                                ----------          ----------
      Total current liabilities                                     69,183              46,563

Long-term debt                                                      74,937              53,185
Other long-term liabilities                                          3,516               5,551
Shareholders' investment:
  Common stock, $.01 par value, 45,000,000 shares authorized,
    19,529,000 and 16,356,000 issued and outstanding
                                                                       195                 164
  Additional paid-in capital                                       149,313              43,343
  Retained earnings                                                117,977              90,177
                                                                ----------          ----------
      Total shareholders' investment                               267,485             133,684
                                                                ----------          ----------
                                                                  $415,121            $238,983
                                                                ----------          ----------
                                                                ----------          ----------



See accompanying notes to condensed consolidated financial statements.

                          HUTCHINSON TECHNOLOGY INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                        (In thousands, except per share data)


                                                    Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                  -------------------------     ------------------------
                                                   March 30,      March 24,     March 30,      March 24,
                                                     1997           1996          1997           1996
                                                  ----------     ----------     ---------    -----------
Net sales                                          $124,259        $86,546       $231,165       $169,878

Cost of sales                                        85,579         68,667        161,373        130,555
                                                    -------       --------       --------        -------

    Gross profit                                     38,680         17,879         69,792         39,323

Research and development
    expenses                                          4,747          3,750         10,486         12,803

Selling, general and
    administrative expenses                          12,048          8,537         22,966         17,100
                                                    -------       --------       --------        -------
    Income from operations                           21,885          5,592         36,340          9,420

Other income (net)                                      861            368          1,167            689

Interest expense                                     (1,009)          (407)        (1,867)          (887)
                                                    -------       --------       --------        -------

    Income before income taxes                       21,737          5,553         35,640          9,222

Provision for income taxes                            5,054          1,221          7,840          2,028
                                                    -------       --------       --------        -------

    Net income                                      $16,683         $4,332        $27,800         $7,194
                                                    -------       --------       --------        -------
                                                    -------       --------       --------        -------
Net income per common
    and common equivalent share                        $.91           $.26          $1.57           $.43
                                                    -------       --------       --------        -------
                                                    -------       --------       --------        -------

Weighted average common and
    common equivalent shares outstanding             18,421         16,788         17,654         16,818


See accompanying notes to condensed consolidated financial statements.

                          HUTCHINSON TECHNOLOGY INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (Dollars in thousands)



                                                                 Twenty-Six Weeks Ended
                                                             ----------------------------
                                                              March 30,         March 24,
                                                                1997              1996
                                                             ------------     -----------
Operating activities:
  Net income                                                 $ 27,800            $7,194
  Adjustments to reconcile net income to
   cash provided by operating activities:
    Depreciation and amortization                              19,139            15,308
    Deferred tax (benefit) provision                              543            (1,298)
    Loss on disposal of assets                                    129               157
    Change in operating assets and liabilities (Note 7)         5,688             4,686
                                                              -------          --------
         Cash provided by operating activities                 53,299            26,047
                                                              -------          --------
Investing activities:
  Capital expenditures                                        (29,430)          (36,336)
  Increase in other receivables                               (11,623)                -
  Sales of securities                                           2,195             3,070
  Purchases of securities                                     (19,393)           (3,941)
                                                              -------           -------
         Cash used for investing activities                   (58,251)          (37,207)
                                                              -------           -------
Financing activities:
  Repayments of long-term debt                                 (3,255)           (1,340)
  Proceeds from issuance of long-term debt                     25,000               500
  Net proceeds from issuance of common stock                  104,316                56
                                                              -------           --------
         Cash provided by (used for) financing activities     126,061              (784)
                                                              -------          --------
Net increase (decrease) in cash and cash equivalents          121,109           (11,944)

Cash and cash equivalents at beginning of period               22,884            30,479
                                                              -------          --------
Cash and cash equivalents at end of period                   $143,993           $18,535
                                                              -------          --------
                                                              -------          --------


See accompanying notes to condensed consolidated financial statements.

                          HUTCHINSON TECHNOLOGY INCORPORATED
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                (Dollars in thousands)

(1)  ACCOUNTING POLICIES
The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

(2)  NEW ACCOUNTING PRONOUNCEMENT
During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 in fiscal 1998 and anticipates it will not have a material impact on the financial position or the results of operations of the Company.


(3)  BUSINESS AND CUSTOMERS
The Company is the world's leading supplier of suspension assemblies for rigid disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the rigid disk drive industry. The Company also is evaluating other product opportunities in the medical devices market but does not expect any medical-related revenues in fiscal 1997. A breakdown of customer sales is as follows:

                                  Thirteen Weeks Ended  Twenty-Six Weeks Ended
                                  --------------------  ----------------------
                                  March 30,  March 24,   March 30,   March 24,
Percentage of Net Sales             1997      1996        1997        1996
-----------------------           -------    -------    --------     ---------
Five Largest Customers               84%       90%         84%         90%
  Seagate Technology Incorporated    35        34          35          33
  Read-Rite Corporation              13        15          13          17
  Yamaha Corporation                 13        17          13          16
  SAE Magnetics, Ltd./TDK            13        12          13          14
  IBM                                10        12          10          10

(4) CASH, CASH EQUIVALENTS AND SECURITIES AVAILABLE FOR SALE
Cash equivalents consist of all highly liquid investments with maturities of less than 90 days. Securities available for sale consist of investments with original maturities greater than 90 days which are intended to be held less than one year. Securities available for sale at March 30, 1997 consisted of U.S. government securities with a market value and cost of $20,262,000. Securities totaling $3,262,000 have been pledged for certain self-insured reserves. The Company follows the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

(5)  INVENTORIES
All inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:

                                            March 30,           September 29,
                                              1997                   1996
                                          ------------           ------------

    Raw materials                               $6,692                 $4,137
    Work in process                              7,499                  5,558
    Finished goods                               3,959                  7,830
    LIFO reserve                                  (290)                  (290)
                                          ------------           ------------
                                               $17,860                $17,235
                                          ------------           ------------
                                          ------------           ------------


(6)  INCOME TAXES
The following table details the significant components of the Company's deferred tax assets as of March 30, 1997:

                                             March 30,          September 29,
                                                1997                1996
                                          ------------           ------------
Current deferred tax assets:
    Sales and accounts receivables              $1,308                   $873
    Inventories                                  5,458                  5,419
    Accruals and other reserves                  2,517                  2,367
                                          ------------           ------------
    Total current deferred tax assets            9,283                  8,659

Long-term deferred tax assets (liabilities):
    Property, plant and equipment                3,447                  3,753
    Accruals and other reserves                  2,051                  2,146
    Tax credits                                  1,234                  2,738
    Valuation allowance                              -                   (738)
                                          ------------           ------------
    Total long-term deferred tax assets          6,732                  7,899
                                          ------------           ------------
Total deferred tax assets                      $16,015                $16,558
                                          ------------           ------------
                                          ------------           ------------

The following table lists the types of tax credits available to the Company, and their expiration dates:

                                                           Year of
Carryforward                         Amount                Expiration
------------                         ------                ----------
  Alternative minimum tax            $1,234                Does not expire

The Company determined that the realization of this tax credit did not meet the recognition criteria under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", and, accordingly, a valuation allowance has been established.

(7)  SUPPLEMENTARY CASH FLOW INFORMATION

                                                       Twenty-Six Weeks Ended
                                                       -----------------------
                                                       March 30,     March 24,
                                                          1997          1996
                                                       ---------     ---------
Changes in operating assets and liabilities:
    Trade receivables, net                              ($12,047)      ($3,336)
    Inventories                                             (625)       (5,491)
    Prepaid and other expenses                             1,455        (1,551)
    Accounts payable and accrued liabilities              18,941        12,064
    Other noncurrent liabilities                          (2,036)        3,000
                                                       ---------     ---------
                                                          $5,688        $4,686
                                                       ---------     ---------
                                                       ---------     ---------
Cash paid for:
    Interest (net of amount capitalized)                  $1,211        $1,461
    Income taxes                                           5,144         2,865

Capitalized interest for the twenty-six weeks ended March 30, 1997 was $1,052,000 compared to $565,000 for the comparable period in fiscal 1996.

(8) SALE OF COMMON STOCK
In February 1997, the Company issued 3,000,000 shares of its common stock through a public offering. The Company received net proceeds of $102,900,000 and expects to use the funds for general corporate purposes, primarily expenditures for manufacturing and support equipment and construction of the Company's photoetch plant at its Eau Claire, Wisconsin site. Pending such uses, the Company has invested the net proceeds from the offering in short-term debt securities.

(9) RESTATEMENT IN CONNECTION WITH STOCK SPLIT
On January 20, 1997, the Company announced that its Board of Directors approved a three-for-one stock split of the Company's common stock, effective at the close of business on February 11, 1997. Common share and earnings per share amounts in the accompanying condensed consolidated statements have been retroactively adjusted to reflect the stock split.

                          HUTCHINSON TECHNOLOGY INCORPORATED
       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 30, 1997 VS. THIRTEEN WEEKS ENDED MARCH 24, 1996.
Net sales for the thirteen weeks ended March 30, 1997 were $124,259,000, an increase of $37,713,000 or 44% compared to the comparable period in fiscal 1996. This increase was primarily due to increased suspension assembly volume.

Gross profit for the thirteen weeks ended March 30, 1997 was $38,680,000, an increase of $20,801,000 or 116% compared to the comparable period in fiscal 1996, and gross profit as a percent of net sales increased from 21% to 31%, primarily due to higher sales volume and improved manufacturing efficiencies.

Research and development expenses for the thirteen weeks ended March 30, 1997 were $4,747,000 compared to $3,750,000 for the thirteen weeks ended March 24, 1996. The increase was mainly due to increased development efforts on TSA-TM-suspensions.

Selling, general and administrative expenses for the thirteen weeks ended March 30, 1997 were $12,048,000, an increase of $3,511,000 or 41% compared to the comparable period in fiscal 1996. The increased expenses were due primarily to increased profit sharing and other incentive compensation costs of $2,783,000 and an increase in labor expenses of $552,000. As a percent of net sales, selling, general and administrative expenses remained at 10%.

Other income for the thirteen weeks ended March 30, 1997 was $861,000, an increase of $493,000. The increase was primarily due to an increase of $936,000 in interest income as a result of a higher average investment balance offset partially by a $302,000 increase in royalties paid under licensing agreements.

Interest expense for the thirteen weeks ended March 30, 1997 was $1,009,000, an increase of $602,000 from the comparable period in fiscal 1996, primarily due to higher average outstanding debt.

The income tax provision for the thirteen weeks ended March 30, 1997 was based on an estimated effective tax rate for the fiscal year of 22% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of the Company's Foreign Sales Corporation.

Net income for the thirteen weeks ended March 30, 1997 was $16,683,000, an increase of $12,351,000 compared to the comparable period in fiscal 1996. As a percent of net sales, net income increased from 5% to 13% primarily due to the higher sales volume and improved manufacturing efficiencies, noted above.

TWENTY-SIX WEEKS ENDED MARCH 30, 1997 VS. TWENTY-SIX WEEKS ENDED MARCH 24, 1996. Net sales for the twenty-six weeks ended March 30, 1997 were $231,165,000, an increase of $61,287,000 or 36% compared to the comparable period in fiscal 1996. This increase was primarily due to increased suspension assembly volume.

Gross profit for the twenty-six weeks ended March 30, 1997 was $69,792,000, an increase of $30,469,000 or 77% compared to the comparable period in fiscal 1996, and gross profit as a percent of net sales increased from 23% to 30%, primarily due to higher sales volume and improved manufacturing efficiencies.

Research and development expenses for the twenty-six weeks ended March 30, 1997 were $10,486,000 compared to $12,803,000 for the twenty-six weeks ended March 24, 1996. The expenses for the first quarter of fiscal 1996 included a $5,500,000 charge related to a technology sharing agreement with IBM. Excluding the charge, research and development expenses increased mainly due to increased development efforts on TSA-TM- suspensions.

Selling, general and administrative expenses for the twenty-six weeks ended March 30, 1997 were $22,966,000, an increase of $5,866,000 or 34% compared to the comparable period in fiscal 1996. The increased expenses were due primarily to increased profit sharing and other incentive compensation costs of $4,889,000 and a $1,033,000 increase in labor expenses. As a percent of net sales, selling, general and administrative expenses remained at 10%.

Other income for the twenty-six weeks ended March 30, 1997 was $1,167,000, an increase of $478,000. The increase was primarily due to an increase of $1,106,000 in interest income as a result of a higher average investment balance offset partially by a $427,000 increase in royalties paid under licensing agreements.

Interest expense for the twenty-six weeks ended March 30, 1997 was $1,867,000, an increase of $980,000 from the comparable period in fiscal 1996, primarily due to higher average outstanding debt.

The income tax provision for the twenty-six weeks ended March 30, 1997 was based on an estimated effective tax rate for the fiscal year of 22% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of the Company's Foreign Sales Corporation.

Net income for the twenty-six weeks ended March 30, 1997 was $27,800,000, an increase of $20,606,000 compared to the comparable period in fiscal 1996. As a percent of net sales, net income increased from 4% to 12% primarily due to the higher sales volume and improved manufacturing efficiencies, noted above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flow from operations, cash balances and additional financing capacity. The Company's cash and cash equivalents increased to $143,933,000 at March 30, 1997 compared to $22,884,000 at September 29, 1996. The increase is primarily a result of the stock offering noted below. The Company generated cash from operating activities of $53,299,000 for the twenty-six weeks ended March 30, 1996.

In February 1997, the Company issued 3,000,000 shares of its common stock through a public offering. The Company received net proceeds of $102,900,000 and expects to use the funds for general corporate purposes, primarily expenditures for manufacturing and support equipment and construction of the Company's photoetch plant at its Eau Claire, Wisconsin site. Pending such uses, the Company has invested the net proceeds from the offering in the short-term debt securities.

Cash used for capital expenditures totaled $29,430,000 for the twenty-six weeks ended March 30, 1997, a decrease of $6,906,000 from the comparable period in fiscal 1996. The expenditures for the twenty-six weeks ended March 30, 1997 were primarily for manufacturing and support equipment and construction costs of the photoetch plant at the Company's Eau Claire site. The Company anticipates, but is not contractually committed to, fiscal 1997 expenditures of approximately $100,000,000 primarily for manufacturing and support equipment and construction of the Company's Eau Claire photoetch plant. Financing of these capital expenditures will be principally from cash generated from operations, cash and cash equivalents and additional financing capacity. The Company anticipates financing a new Sioux Falls, South Dakota assembly plant through a lease transaction and internal financing.

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

The Company established a $25,000,000 unsecured credit facility with The First National Bank of Chicago during the first quarter of fiscal 1996. At March 30, 1997, the Company had a letter of credit under this facility of $1,625,000 as security for its variable rate demand note with the City of Hutchinson.

The Company's financing agreements contain various restrictive covenants. As of March 30, 1997, the Company was in compliance with all such covenants.

The Company believes that cash generated from operations, cash and cash equivalents, existing lending facilities and available financing capacity will be sufficient to meet the Company's current and long-term liquidity, debt installments and capital requirements.

During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 in fiscal 1998 and anticipates it will not have a material impact on the financial position or the results of operations of the Company.

MARKET TRENDS AND CERTAIN CONTINGENCIES

The Company expects that the expanding use of personal computers and network servers, increasingly complex software and the emergence of new applications for disk storage that have contributed to the historical year-to-year increases in disk drive production will continue for the foreseeable future. The Company also believes demand for disk drives will continue to be subject, as it has in the past, to rapid short-term changes resulting from, among other things, changes in disk drive inventory levels, responses to competitive price changes and unpredicted high or low market acceptance of new drive models.

As in past years, disk drives continue to be the storage device of choice for applications requiring low access times and higher capacities because of their speed and low cost per megabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing areal density, the amount of data which can be stored on magnetic disks. Improvements in areal density have been attained by lowering the fly height of the read/write head, using smaller read/write heads and using new read/write head types such as those of magneto-resistive (MR) design. The move to MR heads, which require more electrical leads, and the transition to smaller or pico-sized heads, may compel drive manufacturers to use newer suspension technologies, such as the Company's TSA-TM- suspensions. Although customer demand for TSA-TM- suspensions is growing, the Company expects that conventional suspensions will make up a majority of its shipments for the next couple of years.

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

                             PART II.  OTHER INFORMATION
               ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's 1997 Annual Meeting of Shareholders held on January 29th, 1997, the shareholders approved the following:

    (a) the election of directors to serve until their successors are duly elected. Each nominated director was elected as follows:

    Director - Nominee                       Votes For      Votes Withheld
    --------------------------              ----------      --------------
    Jeffrey W. Green                        15,201,102             269,274
    Wayne M. Fortun                         15,202,152             268,224
    W. Thomas Brunberg                      15,191,952             278,424
    Archibald Cox                           15,200,910             269,466
    James E. Donaghy                        15,192,252             278,124
    Harry C. Ervin, Jr.                     15,199,005             271,371
    Richard N. Rosett                       15,200,328             270,048


    (b) a proposal to approve the Hutchinson Technology Incorporated 1996 Incentive Plan. The proposal received 8,002,995 votes for, and 3,350,973 votes against, approval. There were 68,649 abstentions and 4,047,759 broker non-votes.

    (c) a proposal to ratify the appointment of Arthur Andersen LLP to serve as independent public accountants of the Company for the fiscal year ending September 28, 1997. The proposal received 15,401,946 votes for, and 26,085 votes against, ratification. There were 42,345 abstentions and no broker non-votes.

The number of shares voted on the above matters have been adjusted to reflect the three-for-one stock split of the Company's common stock effective at the close of business on February 11, 1997.

                      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    a)     EXHIBITS.

    3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-98270), as amended by Articles of Amendment dated January 27, 1988 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1987, File No. 0-14709) and as amended by Articles of Amendment dated January 21, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996, File No. 0-14709).

    3.2 Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996, File No. 0-14709).

    4.1 Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.

    4.2 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $20,000,000 of senior unsecured notes with Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), Amendment dated as of March 15, 1996 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), and Amendment dated as of February 24, 1997.

    4.3 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $5,000,000 of senior unsecured notes with Central Life Assurance Company (incorporated by reference to Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), Amendment dated as of March 15, 1996 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), and Amendment dated as of February 24, 1997.

    4.4 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $5,000,000 of senior unsecured notes with Modern Woodmen of America (incorporated by reference to Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), Amendment dated as of March 15, 1996 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), and Amendment dated as of February 24, 1997.

    4.5 Credit Agreement between the Company and The First National Bank of Chicago, dated as of December 8, 1995 (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 24, 1995, File No. 0-14709), First Amendment dated as of June 22, 1996 (incorporated by reference to Exhibit 4.5 to the

           Company's Quarterly Report on Form 10-Q for the quarter ended June 23, 1996, File No. 0-14709), and Second Amendment dated as of February 24, 1997.

    4.6 Note Purchase Agreement dated as of July 26, 1996, providing for the placement of $15,000,000 of senior unsecured notes with Metropolitan Insurance and Annuity Company (incorporated by reference to Exhibit
           4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, File No. 0-14709), and Amendment dated as of February 24, 1997.

    4.7 Note Purchase Agreement dated as of July 26, 1996, providing for the placement of $10,000,000 of senior unsecured notes with Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, File No. 0-14709), and Amendment dated as of February 24, 1997.

    4.8 Note Purchase Agreement dated as of July 26, 1996, providing for the placement of $25,000,000 of senior unsecured notes with Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, File No. 0-14709), and Amendment dated as of February 24, 1997.

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

    10.11 Master Lease Agreement dated as of December 19, 1996 between General Electric Capital Corporation, as Lessor, and Hutchinson Technology Incorporated, as Lessee (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996, File No. 0-14709).

    10.12 Hutchinson Technology Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996, File No. 0-14709).

    11     Statement Regarding Computation of Net Income Per Share.

    27     Financial Data Schedule.

    b) REPORTS ON FORM 8-K.

           No Current Reports on Form 8-K were filed during the thirteen weeks ended March 30, 1997.




           * Exhibits 10.8 and 10.9 contain portions for which confidential treatment has been granted by the Securities and Exchange Commission.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HUTCHINSON TECHNOLOGY INCORPORATED


Date:    May 6, 1997                   By   /s/ Wayne M. Fortun
     ------------------------------         -----------------------------------
                                            Wayne M. Fortun
                                            President, Chief Executive Officer
                                            and Chief Operating Officer



Date:    May 6, 1997                   By   /s/ John A. Ingleman
    -------------------------------         -----------------------------------
                                            John A. Ingleman
                                            Vice President, Chief Financial
                                            Officer and Secretary

                                  INDEX TO EXHIBITS


Exhibit
  No.                                                                  Page
-------                                                          ---------------
  4.2      Amendment dated as of February 24, 1997                Electronically
                                                                      Filed

  4.3      Amendment dated as of February 24, 1997                Electronically
                                                                      Filed

  4.4      Amendment dated as of February 24, 1997                Electronically
                                                                      Filed

  4.5      Second Amendment dated as of February 24, 1997         Electronically
                                                                      Filed

  4.6      Amendment dated as of February 24, 1997                Electronically
                                                                      Filed

  4.7      Amendment dated as of February 24, 1997                Electronically
                                                                      Filed

  4.8      Amendment dated as of February 24, 1997                Electronically
                                                                      Filed

  11       Statement Regarding Computation of Net
           Income Per Share                                       Electronically
                                                                      Filed

  27       Financial Data Schedule                                Electronically
                                                                      Filed