Form 10-Q
period 1997-06-29
HUTCHINSON TECHNOLOGY INC
filed 1997-08-05
CIK 772897

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              JUNE 29, 1997
                              ---------------------------------------

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -----------------      ------------------

Commission File Number                 0-14709
                      ---------------------------------------

                          HUTCHINSON TECHNOLOGY INCORPORATED
             ------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                    MINNESOTA                            41-0901840
            ------------------------               ----------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

                  40 WEST HIGHLAND PARK, HUTCHINSON, MINNESOTA 55350
             ------------------------------------------------------------
            (Address of principal executive offices)           (Zip code)

                                   (320) 587-3797
             ------------------------------------------------------------
                 (Registrant's telephone number, including area code)


             ------------------------------------------------------------
         (Former name, address or fiscal year, if changed since last report)

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

As of July 31, 1997 the registrant had 19,583,938 shares of Common Stock issued and outstanding.

--------------------------------------------------------------------------------

                            PART I.  FINANCIAL INFORMATION
                            ITEM 1.  FINANCIAL STATEMENTS.

                          HUTCHINSON TECHNOLOGY INCORPORATED
                  CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
               (Dollars in thousands, except shares and per share data)

                                             June 29,     September 29,
                                               1997            1996
                                             --------     -------------

ASSETS
Current assets:
   Cash and cash equivalents                  $120,249       $ 22,884
   Securities available for sale                26,262          3,064
   Trade receivables, net                       61,912         46,803
   Other receivables                            26,808          9,475
   Inventories                                  20,720         17,235
   Prepaid taxes and other expenses             10,514          9,204
                                              --------       --------
         Total current assets                  266,465        108,665

Property, plant and equipment, net             150,308        121,706
Other assets                                     8,585          8,612
                                              --------       --------
                                              $425,358       $238,983
                                              --------       --------
                                              --------       --------


LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Current maturities of long-term debt       $  5,752       $  5,760
   Accounts payable and accrued expenses        29,445         23,008
   Accrued compensation                         25,147         12,187
   Accrued income taxes                          5,535          5,608
                                              --------       --------
         Total current liabilities              65,879         46,563

Long-term debt                                  74,737         53,185
Other long-term liabilities                      3,497          5,551
Shareholders' investment:
   Common stock, $.01 par value, 45,000,000
      shares authorized, 19,532,000 and
      16,356,000 issued and outstanding            196            164
   Additional paid-in capital                  149,374         43,343
   Retained earnings                           131,675         90,177
                                              --------       --------
         Total shareholders' investment        281,245        133,684
                                              --------       --------
                                              $425,358       $238,983
                                              --------       --------
                                              --------       --------

See accompanying notes to condensed consolidated financial statements.

                          HUTCHINSON TECHNOLOGY INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                        (In thousands, except per share data)

                                            Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                           -----------------------       -----------------------
                                           June 29,       June 23,       June 29,       June 23,
                                            1997           1996           1997           1996
                                           --------       --------       --------       --------
Net sales                                 $121,713        $91,418       $352,878       $261,296

Cost of sales                               88,534         69,632        249,907        200,187
                                          --------        -------       --------       --------

   Gross profit                             33,179         21,786        102,971         61,109

Research and development
   expenses                                  4,671          6,239         15,157         19,042

Selling, general and
   administrative expenses                  11,955          8,669         34,921         25,769
                                          --------        -------       --------       --------

   Income from operations                   16,553          6,878         52,893         16,298

Other income, net                            1,759            267          2,926            956

Interest expense                              (759)          (482)        (2,626)        (1,369)
                                          --------        -------       --------       --------

   Income before income taxes               17,553          6,663         53,193         15,885

Provision for income taxes                   3,855          1,464         11,695          3,492
                                          --------        -------       --------       --------

   Net income                             $ 13,698        $ 5,199       $ 41,498       $ 12,393
                                          --------        -------       --------       --------
                                          --------        -------       --------       --------

Net income per common
   and common equivalent share            $    .68        $   .31        $  2.24       $    .74
                                          --------        -------       --------       --------
                                          --------        -------       --------       --------

Weighted average common and
   common equivalent shares outstanding     20,276         16,818         18,526         16,815


See accompanying notes to condensed consolidated financial statements.

                          HUTCHINSON TECHNOLOGY INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (Dollars in thousands)

                                                    Thirty-Nine Weeks Ended
                                                    -----------------------
                                                    June 29,       June 23,
                                                      1997           1996
                                                    --------       --------

Operating activities:
   Net income                                      $ 41,498        $12,393
   Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization                  28,938         23,881
      Deferred tax benefit                             (752)        (1,138)
      Loss on disposal of assets                         57            241
      Change in operating assets and
       liabilities (Note 7)                          (5,148)         4,891
                                                   --------        -------
           Cash provided by operating activities     64,593         40,268
                                                   --------        -------

Investing activities:
   Capital expenditures                             (51,588)       (56,798)
   Proceeds from sale of building                         -         15,300
   Increase in other receivables                    (18,346)        (3,007)
   Sales of securities                                4,195          3,070
   Purchases of securities                          (27,393)        (3,941)
                                                   --------        -------
           Cash used for investing activities       (93,132)       (45,376)
                                                   --------        -------

Financing activities:
   Repayments of long-term debt                      (3,455)        (1,440)
   Proceeds from issuance of long-term debt          25,000            500
   Net proceeds from issuance of common stock       104,359            137
                                                   --------        -------
           Cash provided by (used for)
            financing activities                    125,904           (803)
                                                   --------        -------

Net increase (decrease) in cash and cash
 equivalents                                         97,365         (5,911)

Cash and cash equivalents at beginning of period     22,884         30,479
                                                   --------        -------

Cash and cash equivalents at end of period         $120,249        $24,568
                                                   --------        -------
                                                   --------        -------
See accompanying notes to condensed consolidated financial statements.

                          HUTCHINSON TECHNOLOGY INCORPORATED
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                (Dollars in thousands)

(1)  ACCOUNTING POLICIES
The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

(2)  NEW ACCOUNTING PRONOUNCEMENT
During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 in fiscal 1998 and anticipates it will not have an impact on previously reported earnings per share.

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

                                  Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                  --------------------   -----------------------
                                   June 29,   June 23,      June 29,   June 23,
                                     1997      1996           1997      1996
                                   --------   --------      --------   --------
Percentage of Net Sales
-----------------------
Five Largest Customers                84%       87%            85%       88%

  Seagate Technology Incorporated     35        31             35        32

  SAE Magnetics, Ltd./TDK             13        15             13        14

  Read-Rite Corporation               12        15             13        16

  Yamaha Corporation                  12        17             13        16

  IBM                                 12         9             11        10

(4) CASH, CASH EQUIVALENTS AND SECURITIES AVAILABLE FOR SALE
Cash equivalents consist of all highly liquid investments with maturities of less than 90 days. Securities available for sale consist of investments with original maturities greater than 90 days which are intended to be held less than one year. Securities available for sale at June 29, 1997 consisted of U.S. government securities with a market value and cost of $26,262,000. Securities totaling $3,262,000 have been pledged for certain self-insured reserves.

(5)  INVENTORIES
All inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:

                                                     June 29,     September 29,
                                                       1997           1996
                                                     --------     -------------

         Raw materials                               $ 9,244        $ 4,137

         Work in process                               7,038          5,558

         Finished goods                                4,728          7,830

         LIFO reserve                                   (290)          (290)
                                                     -------        -------

                                                     $20,720        $17,235
                                                     -------        -------
                                                     -------        -------

(6)  INCOME TAXES
The following table details the significant components of the Company's deferred tax assets as of June 29, 1997:
                                                      June 29,    September 29,
                                                       1997           1996
                                                      --------    -------------
Current deferred tax assets:

         Sales and accounts receivables              $ 1,132        $   873

         Inventories                                   6,301          5,419

         Accruals and other reserves                   2,573          2,367
                                                     -------        -------

         Total current deferred tax assets            10,006          8,659



Long-term deferred tax assets (liabilities):

          Property, plant and equipment                3,737          3,753

          Accruals and other reserves                  1,747          2,146

          Tax credits                                  1,820          2,738

          Valuation allowance                              -           (738)
                                                     -------        -------

          Total long-term deferred tax assets          7,304          7,899
                                                      ------         ------

Total deferred tax assets                            $17,310        $16,558
                                                     -------        -------
                                                     -------        -------

The following table lists the types of tax credits available to the Company, and their expiration dates:
                                                               Year of
Carryforward                                     Amount       Expiration
------------                                     ------       ----------
  Alternative minimum tax                        $1,820       Does not expire

(7)  SUPPLEMENTARY CASH FLOW INFORMATION
                                                     Thirty-Nine Weeks Ended
                                                     -----------------------
                                                     June 29,       June 23,
                                                       1997           1996
                                                     --------       --------

Changes in operating assets and liabilities:

         Trade receivables, net                     ($15,109)       ($2,240)

         Inventories                                  (3,485)        (5,431)

         Prepaid and other expenses                      426         (2,875)

         Accounts payable and accrued liabilities     15,075         12,437

         Other noncurrent liabilities                 (2,055)         3,000
                                                    --------        -------
                                                     ($5,148)       $ 4,891
                                                    --------        -------
                                                    --------        -------
Cash paid for:

         Interest (net of amount capitalized)       $  1,502        $ 2,433

         Income taxes                                 10,424          5,674


Capitalized interest for the thirty-nine weeks ended June 29, 1997 was $1,905,000 compared to $814,000 for the comparable period in fiscal 1996.

(8) SALE OF COMMON STOCK
In February 1997, the Company issued 3,000,000 shares of its common stock through a public offering. The Company received net proceeds of $102,900,000 and is using the funds for general corporate purposes, primarily expenditures for manufacturing and support equipment and construction of the Company's photoetch plant at its Eau Claire, Wisconsin site. Pending such uses, the Company has invested the net proceeds from the offering in short-term debt securities.

(9) STOCK SPLIT
On January 20, 1997, the Company announced that its Board of Directors approved a three-for-one stock split of the Company's common stock, effective at the close of business on February 11, 1997. Common share and earnings per share amounts in the accompanying condensed consolidated statements have been retroactively adjusted to reflect the stock split.

                          HUTCHINSON TECHNOLOGY INCORPORATED
       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 29, 1997 VS. THIRTEEN WEEKS ENDED JUNE 23, 1996.
Net sales for the thirteen weeks ended June 29, 1997 were $121,713,000, an increase of $30,295,000 or 33% compared to the comparable period in fiscal 1996. This increase was primarily due to increased suspension assembly volume.

Gross profit for the thirteen weeks ended June 29, 1997 was $33,179,000, an increase of $11,393,000 or 52% compared to the comparable period in fiscal 1996, and gross profit as a percent of net sales increased from 24% to 27%, primarily due to higher sales volume and improved manufacturing efficiencies.

Research and development expenses for the thirteen weeks ended June 29, 1997 were $4,671,000 compared to $6,239,000 for the thirteen weeks ended June 23, 1996. The prior year amount includes manufacturing expenses related to production of TSA-TM- prototype suspensions.

Selling, general and administrative expenses for the thirteen weeks ended June 29, 1997 were $11,955,000, an increase of $3,286,000 or 38% compared to the comparable period in fiscal 1996. The majority of the increase was due to increased profit sharing and other incentive compensation costs of $1,911,000 and an increase in labor expenses of $599,000. As a percent of net sales, selling, general and administrative expenses increased from 9% to 10%.

Other income for the thirteen weeks ended June 29, 1997 was $1,759,000, an increase of $1,492,000, primarily due to an increase in interest income as a result of a higher average investment balance.

Interest expense for the thirteen weeks ended June 29, 1997 was $759,000, an increase of $277,000 from the comparable period in fiscal 1996, primarily due to higher average outstanding debt, offset partially by higher capitalization of interest of $604,000.

The income tax provision for the thirteen weeks ended June 29, 1997 was based on an estimated effective tax rate for the fiscal year of 22% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of the Company's Foreign Sales Corporation.

Net income for the thirteen weeks ended June 29, 1997 was $13,698,000, an increase of $8,499,000 compared to the comparable period in fiscal 1996. As a percent of net sales, net income increased from 6% to 11% primarily due to the higher sales volume and improved manufacturing efficiencies, noted above.

THIRTY-NINE WEEKS ENDED JUNE 29, 1997 VS. THIRTY-NINE WEEKS ENDED JUNE 23, 1996. Net sales for the thirty-nine weeks ended June 29, 1997 were $352,878,000, an increase of $91,582,000 or 35% compared to the comparable period in fiscal 1996. This increase was primarily due to increased suspension assembly volume.

Gross profit for the thirty-nine weeks ended June 29, 1997 was $102,971,000, an increase of $41,862,000 or 69% compared to the comparable period in fiscal 1996, and gross profit as a percent of net sales increased from 23% to 29%, primarily due to higher sales volume and improved manufacturing efficiencies.

Research and development expenses for the thirty-nine weeks ended June 29, 1997 were $15,157,000 compared to $19,042,000 for the thirty-nine weeks ended June 23, 1996. The expenses for the first quarter of fiscal 1996 included a $5,500,000 charge related to a technology sharing agreement with IBM. Excluding the charge, research and development expenses increased mainly due to increased development efforts on TSA-TM- suspensions.

Selling, general and administrative expenses for the thirty-nine weeks ended June 29, 1997 were $34,921,000, an increase of $9,152,000 or 36% compared to the comparable period in fiscal 1996. The increased expenses were due primarily to increased profit sharing and other incentive compensation costs of $6,800,000 and a $1,631,000 increase in labor expenses. As a percent of net sales, selling, general and administrative expenses remained at 10%.

Other income for the thirty-nine weeks ended June 29, 1997 was $2,926,000, an increase of $1,970,000. The increase was primarily due to an increase of $2,638,000 in interest income as a result of a higher average investment balance offset partially by a $565,000 increase in royalties paid under licensing agreements.

Interest expense for the thirty-nine weeks ended June 29, 1997 was $2,626,000, an increase of $1,257,000 from the comparable period in fiscal 1996, primarily due to higher average outstanding debt, offset partially by higher capitalization of interest of $1,091,000.

The income tax provision for the thirty-nine weeks ended June 29, 1997 was based on an estimated effective tax rate for the fiscal year of 22% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of the Company's Foreign Sales Corporation.

Net income for the thirty-nine weeks ended June 29, 1997 was $41,498,000, an increase of $29,105,000 compared to the comparable period in fiscal 1996. As a percent of net sales, net income increased from 5% to 12% primarily due to the higher sales volume and improved manufacturing efficiencies, noted above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flow from operations, cash balances and additional financing capacity. The Company's cash and cash equivalents increased to $120,249,000 at June 29, 1997 compared to $22,884,000 at September 29, 1996. The increase is primarily a result of the stock offering noted below. The Company generated cash from operating activities of $64,593,000 for the thirty-nine weeks ended June 29, 1997.

In February 1997, the Company issued 3,000,000 shares of its common stock through a public offering. The Company received net proceeds of $102,900,000 and is using the funds for general corporate purposes, primarily expenditures for manufacturing and support equipment and construction of the Company's photoetch plant at its Eau Claire, Wisconsin site. Pending such uses, the Company has invested the net proceeds from the offering in short-term debt securities.

Cash used for capital expenditures totaled $51,588,000 for the thirty-nine weeks ended June 29, 1997, a decrease of $5,210,000 from the comparable period in fiscal 1996. The expenditures for the thirty-nine weeks ended June 29, 1997 were primarily for manufacturing and support equipment and construction costs of the photoetch plant at the Company's Eau Claire site. The Company anticipates, but is not contractually committed to, fiscal 1997 expenditures of approximately $90,000,000 primarily for manufacturing and support equipment and construction of the Company's Eau Claire photoetch plant. Financing of these capital expenditures will be principally from cash generated from operations, cash and cash equivalents and additional financing capacity. The Company anticipates financing a new Sioux Falls, South Dakota assembly plant through a lease transaction and internal financing.

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

The Company established a $25,000,000 unsecured credit facility with The First National Bank of Chicago during the first quarter of fiscal 1996. At June 29, 1997, the Company had a letter of credit under this facility of $1,425,000 as security for its variable rate demand note with the City of Hutchinson.

The Company's financing agreements contain various restrictive covenants. As of June 29, 1997, the Company was in compliance with all such covenants.

The Company believes that cash generated from operations, cash and cash equivalents, existing lending facilities and available financing capacity will be sufficient to meet the Company's current and long-term liquidity, debt installments and capital requirements.

During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 in fiscal 1998 and anticipates it will not have an impact on previously reported earnings per share.

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

                      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A)  EXHIBITS.

3.1  Restated Articles of Incorporation of the Company, as amended by
     Articles of Amendment dated January 27, 1988 and as amended by Articles of Amendment dated January 21, 1997.
 .
3.2 Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996, File No. 0-14709).

4.1 Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.

4.2 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $20,000,000 of senior unsecured notes with Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit
     4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), Amendment dated as of March 15, 1996 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), and Amendment dated as of February 24, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709).

4.3 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $5,000,000 of senior unsecured notes with Central Life Assurance Company (incorporated by reference to Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), Amendment dated as of March 15, 1996 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), and Amendment dated as of February 24, 1997 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709).

4.4 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $5,000,000 of senior unsecured notes with Modern Woodmen of America (incorporated by reference to Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), Amendment dated as of March 15, 1996 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), and Amendment dated as of February 24, 1997 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709).

4.5 Credit Agreement between the Company and The First National Bank of Chicago, dated as of December 8, 1995 (incorporated by reference to Exhibit
     4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 24, 1995, File No. 0-14709), First Amendment dated as of June 22, 1996 (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 23, 1996, File No. 0-14709), and Second Amendment dated as of February 24, 1997 (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709).

4.6 Note Purchase Agreement dated as of July 26, 1996, providing for the placement of $15,000,000 of senior unsecured notes with Metropolitan Insurance and Annuity Company (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, File No. 0-14709), and Amendment dated as of February 24, 1997 (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709).

4.7 Note Purchase Agreement dated as of July 26, 1996, providing for the placement of $10,000,000 of senior unsecured notes with Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, File No. 0-14709), and Amendment dated as of February 24, 1997 (incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709).

4.8 Note Purchase Agreement dated as of July 26, 1996, providing for the placement of $25,000,000 of senior unsecured notes with Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit
     4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, File No. 0-14709), and Amendment dated as of February 24, 1997 (incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709).

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

10.4 Hutchinson Technology Incorporated 401-K Plan and related 401-K Trust (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, File No. 0-14709), and Amendment effective April 1, 1995 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), and Amendment effective April 1, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 23, 1996, File No. 0-14709).
 .
10.5 Directors' Retirement Plan effective as of January 1, 1992 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1992, File No. 0-14709).

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

10.11 Master Lease Agreement dated as of December 19, 1996 between General Electric Capital Corporation, as Lessor, and Hutchinson Technology Incorporated, as Lessee (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996, File No. 0-14709).
 .
10.12 Hutchinson Technology Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996, File No. 0-14709).

11    Statement Regarding Computation of Net Income Per Share.

27    Financial Data Schedule.

B) REPORTS ON FORM 8-K.

      No Current Reports on Form 8-K were filed during the thirteen weeks ended June 29, 1997.




      * Exhibits 10.8 and 10.9 contain portions for which confidential treatment has been granted by the Securities and Exchange Commission.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         HUTCHINSON TECHNOLOGY INCORPORATED


Date:        August 1, 1997            By   /s/Wayne M. Fortun
     -----------------------------          --------------------------------
                                            Wayne M. Fortun
                                            President, Chief Executive Officer
                                            and Chief Operating Officer



Date:        August 1, 1997            By   /s/John A. Ingleman
     -----------------------------          --------------------------------
                                            John A. Ingleman
                                            Vice President, Chief Financial
                                            Officer and Secretary

                                  INDEX TO EXHIBITS


 Exhibit
   No.                                                             Page
 -------                                                           ----

  3.1    Restated Articles, as amended                        Electronically
                                                                   Filed


  11     Statement Regarding Computation of Net
           Income Per Share                                    Electronically
                                                                   Filed


  27     Financial Data Schedule                               Electronically
                                                                   Filed