Form 10-K405
period 1997-09-28
HUTCHINSON TECHNOLOGY INC
filed 1997-12-19
CIK 772897

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-K


(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the Fiscal Year Ended September 28, 1997

                                          or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the Transition Period From _______________ to ________________.

                            Commission file number 0-14709

                          HUTCHINSON TECHNOLOGY INCORPORATED
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


         Minnesota                                      41-0901840
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                       identification no.)



        40 West Highland Park
        Hutchinson, Minnesota                             55350
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

                                    (320) 587-3797
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
    been subject to such filing requirements for the past 90 days.   Yes /X/
    No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 1, 1997 was $431,618,814, based on the closing sale price for the Company's Common Stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

         As of December 1, 1997 the registrant had 19,637,098 shares of Common Stock issued and outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Annual Report to Shareholders for the fiscal year ended September 28, 1997 are incorporated by reference in Part II. Portions of the registrant's Proxy Statement dated December 19, 1997 for the annual meeting of shareholders to be held January 28, 1998 are incorporated by reference in Part III.

                              FORWARD-LOOKING STATEMENTS

    The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business," "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Forward-Looking Statements" in Item 7 and "Risk Factors" on pages 10-14 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.  BUSINESS

THE COMPANY

    Hutchinson Technology Incorporated (the "Company") was incorporated in 1965 in Minnesota. The Company is the world's leading supplier of suspension assemblies for hard disk drives. Suspension assemblies are critical components of hard disk drives that hold the recording heads in position above the spinning magnetic disks. The Company's suspension assemblies are manufactured with proprietary technology and processes to uniform and precise specifications that are critical to maintaining the necessary microscopic clearance between the head and disk. During the fiscal year ended September 28, 1997, the Company shipped approximately 719 million suspension assemblies. The Company believes its sales to disk drive and recording head manufacturers account for approximately 70% of the worldwide supply of suspension assemblies. The Company is a supplier to nearly all domestic and many foreign-based users of suspension assemblies, including Applied Magnetics, IBM, Maxtor, Quantum, Read-Rite, TDK/SAE Magnetics, Seagate Technology, Toshiba, Western Digital and Yamaha. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. The Company's current research and development efforts are principally focused on continuing the development and prototype production of new high-precision conventional and TSA suspension assemblies to meet changing market demands, performance standards and electrical connectivity requirements. During the next several years, the Company anticipates increasing acceptance by the disk drive industry of its TSA suspensions, which integrate into the suspension thin electrical conductors that connect directly with the recording head. The Company also is evaluating product opportunities in the medical devices market but does not expect any medical-related revenues in fiscal 1998.

INDUSTRY BACKGROUND

    The market for disk drives has grown rapidly in recent years, driven by such factors as the growing use of desktop PCs, workstations, portable computers and enterprise computing and storage, the increasing amount of memory required for software program storage and the continuing accumulation of data. Additionally, the increasing use of disk drives for non-computer applications such as voice mail and video data, the expansion of storage-intensive data warehousing, Internet and intranet applications, and the simultaneous use of multiple small disk drives, such as systems using Redundant Arrays of Inexpensive Disks ("RAID"), have contributed to the rapid growth of the disk drive industry. In a study published in August 1997, TRENDFOCUS-Registered Trademark- estimated that approximately 106 million disk drives were shipped worldwide in calendar 1996. According to TRENDFOCUS-Registered Trademark-, annual shipments of disk drives are forecasted to increase to more than 129 million in calendar 1997, and to more than 227 million in calendar 2000.

    Hard disk drives incorporate the same basic technology. The principal components of a hard disk drive are recording disk media, a motor assembly, the control electronics and a head stack assembly. A head stack assembly consists of multiple magnetic recording heads attached by suspension assemblies to the actuator arm. Each disk drive contains one or more (up to thirteen) hard disks attached to a motor assembly which rotates the disks at high speeds in extremely close proximity to the magnetic recording heads, each of which is attached to a suspension assembly. Typically two recording heads (one for each side of the disk), and therefore two suspension assemblies, are used with each disk in the disk drive.

    An average of five suspension assemblies currently are contained in every disk drive that is produced. In recent years, the growth of unit demand for suspension assemblies has exceeded the growth in disk drive shipments for several reasons. First, the growth in demand for storage in PCs, workstations and network servers has exceeded the rate of increase in the areal density of storage capacity on disks. Therefore, to satisfy the increasing demand for storage capacity, there has been an increase in the average number of disks, recording heads and suspension assemblies shipped per disk drive. Second, the demand for very high capacity disk drives, such as those used in network servers, has been growing faster than the overall demand for disk drives. Drives for such network servers each typically contain four to ten disks, and therefore eight to twenty recording heads and suspension assemblies. Third, industry transitions from thin film inductive recording heads to magneto-resistive (MR) heads, and from nano heads to the smaller pico heads, have reduced initial production yields of the head and disk drive manufacturers. Because a significant portion of head yield reduction is ascertained after the head is bonded onto the suspension assembly, low yields often result in increased demand for suspension assemblies in order to achieve desired disk drive shipment levels.

    Suspension assemblies are critical to disk drive performance and reliability. The design of suspension assemblies is driven by the increasing performance requirements of new disk drives, principally reduced data access time, increased data storage density, smaller recording heads and technology incorporated in the type of recording head used. Technological advances in disk drives generally require suspension assemblies with specialized design, expanded functionality and greater precision. One of the major determinants of disk drive data storage capacity is the microscopic height at which the magnetic head "flies" above the disk. Suspension assemblies hold the magnetic recording heads in position and are a significant factor in controlling the critical flying height of the head above the disk and maintaining the position of the head on the tracks of data. A typical nominal flying height is about one millionth of an inch (a sheet of paper is approximately 3,000 millionths of an inch thick). Excessive flying height impairs the ability of the head to read or write data. Insufficient flying height causes the head to hit the disk surface which destroys the magnetic coating and the data on the disk. Flying height is to a large extent determined by the magnitude of the force exerted by the suspension assembly on the recording head and by the location of the point on the recording head at which the assembly imposes the force.

PRODUCTS

    The Company's current products can be categorized as follows:

    -    suspension assemblies, and
    -    other, consisting primarily of etched and stamped components.

    The following table shows, for each of fiscal 1997, 1996 and 1995, the relative contribution to net sales in millions of dollars and percentages of each product category:


                           FISCAL 1997         FISCAL 1996        FISCAL 1995
                         --------------      --------------      -------------
                         AMOUNT      %       AMOUNT      %       AMOUNT     %
                         ------    ----      ------    ----      ------   ----
Suspension Assemblies. . $448.1     99%      $345.4     98%      $292.1    97%
Other. . . . . . . . . .    5.1      1          7.8      2          7.9     3
                         ------    ----      ------    ----      ------   ----

   Total Net Sales . . . $453.2    100%      $353.2    100%      $300.0   100%
                         ------    ----      ------    ----      ------   ----
                         ------    ----      ------    ----      ------   ----

    SUSPENSION ASSEMBLIES

    The Company has developed significant proprietary capabilities in the design and production of suspension assemblies for both current and emerging disk drive designs. The Company has developed improved suspension assemblies in anticipation of several market shifts to new generations of smaller magnetic heads (mini-to-micro, micro-to-nano, and nano-to-pico). The Company currently produces over 300 variations of suspension assemblies for the nano and pico platforms to meet the varied and changing requirements of individual customers. In total, the Company shipped approximately 719 million suspension assemblies of all types during the fiscal year ended September 28, 1997.

    For customer-specific suspension assemblies, the Company has developed the ability to assist customers' design efforts and to modify rapidly the Company's standard designs to address specific customer needs. Because of its integrated manufacturing approach that closely couples design, tooling and manufacturing, the Company believes that it has a competitive advantage in quickly supplying prototypes and commencing volume manufacturing.

    In order to help develop both standard and customer-specific suspensions, the Company maintains a test laboratory and computerized systems to simulate and analyze suspension designs. The ability to predict and modify suspension assembly performance is especially important in developing suspensions for high capacity drives and drives with low access times.

    TSA SUSPENSION ASSEMBLIES. During the next several years, the Company anticipates increasing acceptance by the disk drive industry of its TSA suspensions, which integrate into the suspension thin electrical conductors that connect directly with the recording head. The integral etched copper leads of the TSA suspension are pre-positioned on the suspension assembly from the head region through the length of the suspension and, in some cases, along the actuator. The Company believes that this electrical integration will be a key feature of suspension assemblies as disk drive manufacturers make the transition to smaller and more complex recording heads and the process of attaching the smaller head to the rest of the drive's electronics becomes more difficult and costly, involving greater risk of handling damage as well as interference by the electrical wires with the head's performance.

    The Company believes that electrical integration will reduce the manual labor required to attach the heads to suspensions and will ease automated assembly. TSA suspensions also increase the consistency of head flying by eliminating certain wires that can impart forces which adversely affect the recording head's flying attitude. The Company believes that similar benefits throughout the head gimbal assembly and head stack assembly processes will result in improved yields and increased throughput for its customers, which should translate into lower capital investment, reduced labor and lower overall costs for such customers. TSA suspensions are particularly suited for magneto-resistive (MR) heads, which constitute a major portion of the new and smaller types of recording heads that allow increased data storage density and require at least twice as many electrical leads as conventional recording heads.

    The Company introduced TSA suspension assemblies to customers and began shipping electrically functional engineering samples in the first half of fiscal 1996. As of November 4, 1997, TSA suspensions had been designed-in on a total of twelve programs at five major disk drive manufacturers, were in use in three customer disk drive programs in production and were under evaluation in seven new disk drive programs.

    OTHER

    The Company also manufactures a small amount of etched and stamped components used in connection with or related to suspension assemblies. The Company also is engaged in the development of certain medical devices for which there is no revenue anticipated in fiscal 1998; there can be no assurance that the Company's efforts will result in a marketable product or that such products will ever generate significant revenue.

MANUFACTURING

    The Company's manufacturing strategy focuses on enhancing its ability to reliably produce suspension assemblies in high volume and with the precision required by its customers, by investing in the development of advanced process and measurement systems and the design of its automated production equipment, as well as in additional manufacturing facilities and equipment. The Company also has adopted an integrated manufacturing approach that closely couples design, tooling and manufacturing. This integrated approach has facilitated the rapid development, implementation and high-volume production of new suspension assembly products. Effective use of this integrated approach, together with the Company's equipment, has increased production yields and efficiency, and has been an important factor in the reduction of manufacturing costs.

    A suspension assembly consists of two or three components that are laser welded together. TSA suspension assemblies also incorporate electrical leads which provide electrical connection from the recording head to the disk drive's circuitry. Alignment, adjustment and freedom from imperfections and contaminants are of critical importance. The Company's products require several manufacturing processes, each dependent on different technical disciplines, to ensure the high degree of precision and process control necessary to meet strict customer tolerance and other requirements. The Company has developed sophisticated proprietary manufacturing processes and controls, and related equipment, which are essential to the precision and reliability of its products. The manufacturing processes employed by the Company include photoetching, stamping, plasma etching, plating, precision forming, laser welding and ultra-cleaning. The photoetching of the components, the laser-welding operations which fuse the components together and subsequent processing steps are subject to stringent specifications and controls. The Company monitors and controls these processes through real-time statistical process analysis, and continuously tracks critical parameters and takes corrective action as required.

    The Company's critical raw material needs are available through multiple sources of supply, with the following exceptions. Certain types of photoresist, a liquid compound used in the photoetching process, and the stainless steel, copper and polyamide materials that meet the Company's strict specifications, are each currently available from only one supplier. To protect against the adverse effect of a short-term supply disruption, the Company maintains several weeks' supply of these materials. If for any reason the Company were unable to continue to obtain these materials in the necessary quantities and at reasonable prices, the Company's results of operations would be materially adversely affected.

    The Company's production processes require the storage, use and disposal of a variety of chemicals which are considered hazardous under applicable federal and state laws. Accordingly, the Company is subject to a variety of regulatory requirements for the handling of such materials. If an accident were to result in significant personal injury or environmental damage, the Company's results of operations could be materially adversely affected.

RESEARCH AND DEVELOPMENT

    The Company participates in an industry that is subject to rapid technological change, and its ability to remain competitive depends on, among other things, its ability to anticipate such change and, in that regard, to continue its close working relationships with the engineering staffs of its customers. As a result, the Company has devoted and will continue to devote substantial resources to product development and process engineering efforts. As of September 28, 1997, the Company employed 852 engineers and technicians who are responsible for the implementation of new technologies as well as process and product development and improvements. Expenditures for these activities in fiscal 1997, 1996 and 1995 amounted to approximately $48,204,000, $51,212,000 and $32,567,000, respectively. Of those amounts, the Company classified approximately $20,185,000, $27,651,000 and $15,041,000, respectively, as research and development expenses.

    The Company's current research and development efforts are principally directed to continuing the development and prototype production of new high-precision conventional and TSA suspension assemblies to meet changing head size, performance standards and electrical connectivity requirements for disk drives.

    The Company entered into a Technology Transfer and Development Agreement (the "Technology Sharing Agreement") and a Patent License Agreement with IBM during fiscal 1995. Under the Technology Sharing Agreement, IBM made available to the Company the results of many years of research by IBM into the new integrated lead suspension. The Company itself had devoted substantial efforts independent of IBM to the research and development of TSA suspensions, and contributed its existing TSA suspension technology to the joint effort. As of September 28, 1997, the Company had made payments totaling $3,500,000 to IBM and will make additional payments over the next two fiscal years totaling $4,500,000, all of which have been recorded as an expense by the Company. Certain royalties have been paid and may be payable in the future by the Company to IBM under the Technology Sharing Agreement.

    The Company also is engaged in the development of certain devices for the medical market, including a probe for the measurement of tissue oxygen saturation and tissue vitality during surgery. For fiscal 1997, 1996 and 1995, research and development expenses allocated to such devices were approximately $2,725,000, $1,990,000 and $1,477,000, respectively. There can be no assurance that the Company's efforts will result in a marketable product or that such products will ever generate significant revenue.

CUSTOMERS AND MARKETING

    The Company's products are sold principally through its own ten-member account management team operating primarily from its headquarters in Hutchinson, Minnesota. The Company has one account manager in Europe and, through a subsidiary, one account manager and four technical representatives in Asia. The Company's products are sold to original equipment manufacturers for use in their products and to subassemblers who sell to original equipment manufacturers. The Company's account management team is organized by individual customer and contacts are typically initiated with both the customer's purchasing agent and its engineers. The Company's engineers and account management team together actively participate in the selling process and in maintaining customer relationships.

    The Company is a supplier to nearly all domestic and many foreign-based manufacturers of hard disk drives and recording heads used in such drives. The following table shows the Company's five largest customers for fiscal 1997 as a percentage of net sales.


    Seagate Technology Incorporated. . . . . . . . . .     33%
    Read-Rite Corporation. . . . . . . . . . . . . . .     14
    Yamaha Corporation . . . . . . . . . . . . . . . .     14
    TDK/SAE Magnetics, Ltd.. . . . . . . . . . . . . .     13
    IBM. . . . . . . . . . . . . . . . . . . . . . . .     12

    Sales to the Company's five largest customers constituted 86%, 87% and 86% of net sales, respectively, for fiscal 1997, 1996 and 1995. Significant portions of the Company's revenue may be indirectly attributable to large manufacturers of disk drives, such as Quantum Corporation, Toshiba

Corporation and Western Digital Corporation, which may purchase recording head assemblies from several different recording head manufacturers that utilize the Company's suspension assemblies.

    The Company expects to continue to depend upon a limited number of customers for a substantial majority of its sales, given the relatively small number of hard disk drive and recording head manufacturers. The Company's results of operations could be adversely affected by reduced requirements of its major customers.

    Sales to foreign-based enterprises totaled $88,471,000, $63,898,000 and $46,075,000 in fiscal 1997, 1996 and 1995, respectively. Sales to foreign subsidiaries of U.S. corporations totaled $83,753,000, $51,564,000 and $54,398,000 in fiscal 1997, 1996 and 1995, respectively. The majority of these sales were to the Pacific Rim region. In addition, the Company has significant sales to U.S. corporations which use the Company's products in their offshore manufacturing sites.

BACKLOG

    The Company's sales are generally made pursuant to purchase orders rather than long-term contracts. The Company's backlog of purchase orders was approximately $79,100,000 at September 28, 1997, as compared to $58,500,000 at September 29, 1996. Such purchase orders may be changed or cancelled by customers on short notice without penalty. In addition, the Company believes that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Accordingly, the Company does not believe that backlog should be considered indicative of sales for any future period.

COMPETITION

    The Company believes that the principal factors of competition in the suspension assembly market include time to market, product quality, design expertise, reliability of volume supply and price. The Company estimates that in fiscal 1997 it produced approximately 70% of all suspension assemblies sold to disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. The Company's principal competitors are K. R. Precision Co., Magnecomp Corporation and Nippon Hatsujo Kogyo Co. Certain users of suspension assemblies also have or may develop the ability to fabricate their own suspension assemblies. In addition to competition in the conventional suspension assembly market, the electrical interconnect features of the Company's new TSA suspensions face competition from alternative interconnection technologies such as conventional wiring, deposition circuitry and flexible circuitry. Although there can be no assurance that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies, the Company believes that the number of entities that have the technical capability and capacity for producing precision suspension assemblies in large volumes will remain small.

    Other types of computer memory systems, such as semiconductor memories (flash memory) and tape and laser (optical and CD) drives, may become competitive with certain hard disk drive applications, and thereby affect the demand for certain of the Company's products. However, given the current state of the technologies, semiconductor memories are not expected to be price competitive with disk drives and optical memories are inherently much slower than disk drives. Accordingly, the

Company believes that such technologies will not materially impact the market for hard disk drives in the near future.

INTELLECTUAL PROPERTIES

    Certain equipment, processes, information and knowledge generated by the Company and utilized in the manufacture of its products are regarded as proprietary by the Company and are protectable under applicable trade secret, copyright and unfair competition laws. In addition, if the Company believes it has made inventions in manufacturing equipment, products and processes for making products where patents might enhance the Company's position, patents have been and will continue to be pursued in the U.S. and in other countries. As of September 28, 1997, the Company held 32 U.S. patents and one foreign patent, and had 68 patent applications pending in the U.S. and 44 patent applications pending in other countries. The Company believes that although the patents it holds and may obtain will be of value, they will not independently determine the Company's success, which depends principally upon its engineering and manufacturing skills. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide adequate protection to the Company's technology. Within the Company, intellectual property protection of trade secrets is achieved through physical security measures at the Company's facilities as well as through non-disclosure and non-competition agreements with all employees and confidentiality agreements with consultants, strategic suppliers and customers. There can be no assurance as to the degree of protection afforded by these practices and laws.

    In addition to the Technology Sharing Agreement and the Patent License Agreement with IBM, the Company also has entered into licensing and cross-licensing agreements under the Company's patents and patent applications allowing certain competitors to produce certain of the Company's products in return for either royalty payments or cross-license rights.

    The Company and certain users of the Company's products have from time to time received, and may in the future receive, communications from third parties asserting patents against the Company or its customers which may relate to certain of the Company's manufacturing equipment or products or to products which include the Company's products as a component. Although the Company to date has not been a party to any material intellectual property litigation, certain of its customers have been sued on patents having claims closely related to products sold by the Company. In the event that any third party were to make a valid infringement claim and a license were not available on terms acceptable to the Company, the Company's results of operations could be adversely affected. The Company expects that, as the number of patents issued continues to increase, and as the Company grows, the volume of intellectual property claims could increase.

EMPLOYEES

    As of September 28, 1997, the Company had 7,181 regular employees, 3,872 of whom were working at the Company's Hutchinson, Minnesota plant, 1,639 of whom were working at the Company's Sioux Falls, South Dakota plant, 1,435 of whom were working at the Company's Eau Claire, Wisconsin plant, 224 of whom were working at the Company's Plymouth, Minnesota plant, and 11 of whom were working overseas. The Company's ability to conduct its business would be impaired if a significant number of its specialized employees were to leave and could not be replaced by comparable personnel. However, turnover of specialized employees, including key management personnel, historically has been low. The locations of the Company's plants and the broad span and complexity of technology encompassed by the Company's products and processes limit the number of qualified engineering and other candidates for key positions. The Company expects that internal training will continue to be the primary avenue for the development of key employees.

    None of the Company's employees is subject to a collective bargaining agreement, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

RISK FACTORS

    Certain statements made in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Annual Report on Form 10-K. These forward-looking statements are made as of the date of this Annual Report on Form 10-K and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

    FLUCTUATIONS IN OPERATING RESULTS

    The Company's historical operating results have been and the Company expects that its future quarterly and annual operating results will continue to be subject to variations based upon a wide variety of factors, including: the cyclical nature of the hard disk drive industry and the associated changes in demand; the ability to develop and implement new manufacturing process technologies; the ability to introduce new products and to achieve cost-effective and timely high volume production; changes in product mix and average selling prices; the availability and efficient utilization of the Company's production capacity; manufacturing yields; prolonged disruptions of operations at any of the Company's facilities for any reason; changes in the cost of or limitations on availability of materials and labor; and increases in production and engineering costs associated with initial production of new suspension assembly products.

    The Company typically allows its customers to change or cancel orders without penalty up until approximately two weeks before scheduled shipment. The Company therefore plans its production and inventory based on forecasts of customer demand which often fluctuate substantially. These factors, among others, create an environment where demand can vary significantly from week to week. In the fourth quarter of fiscal 1997, the Company experienced a sharp drop in net income compared to the preceding quarter due to reduced demand for certain of its products. In the event that a major customer reduces, delays or cancels its orders, the Company's results of operations could be materially adversely affected.

    The selling prices for the Company's products are subject to pricing pressure from its customers, market pressure from its competitors, pricing strategies of the Company and product life cycle influences. A typical life cycle for the Company's products begins with higher pricing in the introduction stage, decreasing prices during maturity and slightly increasing pricing during phase-out.

Selling prices also are affected by overall demand, product mix and product development and introduction.

    A large portion of the Company's products are shipped overseas, specifically to the Pacific Rim region, and qualify for the benefit of the Company's Foregin Sales Corporation. Should the Company stop shipping products overseas or should the tax laws be changed to eliminate the benefit of having a Foreign Sales Corporation, the Company's financial results could be adversely affected.

    DEPENDENCE ON HARD DISK DRIVE INDUSTRY

    Virtually all of the Company's sales are dependent on the hard disk drive industry. Sales of suspension assemblies accounted for 99%, 98% and 97% of net sales, respectively, for fiscal 1997, 1996 and 1995. The hard disk drive industry is characterized by intense competition, rapid technological change and significant fluctuations in product demand. The hard disk drive industry is also highly cyclical and has experienced periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. The impact of cyclical trends on suppliers to this industry has been compounded by the tendency of hard disk drive manufacturers to order components in excess of their needs during growth periods, followed by sharp reductions in demand for components during periods of contraction. The Company's results of operations have been adversely affected from time to time during hard disk drive industry slowdowns and could be materially adversely affected in the event of significant slowdowns in the industry in the future.

    CUSTOMER CONCENTRATION

    While the Company is a supplier to nearly all domestic and many foreign-based manufacturers of hard disk drives and recording heads used in hard disk drives, the Company's sales have remained concentrated within a small customer base. Sales to the Company's five largest customers constituted 86%, 87% and 86% of net sales, respectively, for fiscal 1997, 1996 and 1995. Over the years, the disk drive industry has experienced numerous consolidations. This has resulted in fewer, but larger, customers for the Company's products. The loss of one or more of the Company's major customers for any reason, or the failure of a major customer to pay its account balance with the Company, could have a material adverse effect on the Company's results of operations.

    CAPITAL EXPANSION AND MANAGEMENT OF GROWTH

    The Company's business is highly capital intensive. The Company has made a substantial investment in sophisticated manufacturing technologies and automated production equipment and anticipates continued substantial capital expenditures in the future. In an effort to enable the Company's business to grow with the market, the Company has at times invested in additional capacity and infrastructure to support anticipated market demand. Anticipated demand, however, has not always materialized as rapidly as expected, which has resulted in periodic underutilization of resources and decreased profitability. If the Company is unable in the future to fund its capital expenditures from internally generated funds or from other sources, its results of operations could be materially adversely affected.

    Growth in the Company's net sales depends, in part, on the successful expansion by the Company of its manufacturing capacity, manufacturing workforce and corporate infrastructure. The

Company currently anticipates spending approximately $200 million during fiscal 1998 for expansion of production capacity, primarily for manufacturing and support equipment, construction of the Company's Sioux Falls, South Dakota plant and construction of an expansion to the Company's Hutchinson, Minnesota plant. The Company continues to make substantial investments in its corporate infrastructure to support growth, including investments in equipment and facilities, research and development, selling, general and administrative support and manufacturing support. These expansion plans involve a number of risks. The Company faces the task of identifying, recruiting, training and integrating a large number of new employees quickly enough to keep pace with its growth. The Company's growth also may strain the Company's management, manufacturing, information systems, financial and other resources. Any failure to expand these areas in an efficient manner could have a material adverse effect on the Company. The Company has significantly increased its operations to support increased revenues, including the hiring of additional personnel, and has made and expects to continue to make substantial investments in research, development and engineering and in sales and marketing to support product development. There can be no assurance that the Company will be able to achieve a rate of growth or level of sales in any future period commensurate with its level of expenses.

    MANUFACTURING RISKS

    The Company manufactures a wide variety of suspension assemblies having different selling prices and manufacturing costs. The product mix varies from week to week as market demand changes. Any substantial variation in product mix can lead to changes in utilization of equipment and tooling, inventory obsolescence and overstaffing in certain areas, all of which may adversely impact Company profitability.

    Rapid technological change within the disk drive industry has led to numerous suspension assembly design changes and tighter performance specifications. The resulting suspension assemblies initially are more difficult to manufacture and can require additional capital expenditures and increased development and support expenses. Manufacturing yields and efficiencies also vary from product to product. Newer products typically have lower initial manufacturing yields and efficiencies. As the Company grows, production of certain suspension assemblies may need to be transferred from one manufacturing site to another. At times, this transfer has lowered initial yields and/or manufacturing efficiencies, resulting in higher manufacturing costs.

    The Company's manufacturing plants are located in Minnesota, South Dakota and Wisconsin, all of which can experience severe weather. Severe weather has at times resulted in lower production and decreased Company profitability.

    The Company's ability to conduct business would be impaired if its work force were to be unionized or if a significant number of its specialized employees were to leave and could not be replaced by comparable personnel. The locations of the Company's plants and the broad span and technological complexity of the Company's products and processes limit the number of satisfactory engineering and other candidates for key positions.

    PRODUCT DEVELOPMENT AND INTRODUCTION

    The Company's continued success depends upon its ability to develop and rapidly bring to volume production new product platforms or suspension assemblies having increasingly higher performance specifications. A number of risks are inherent in this process. Increasingly higher or tighter performance specifications, as well as transitions to new product platforms, initially can have the effect of lowering the Company's overall yields and manufacturing efficiencies. This in turn can cause product shipments to be delayed or missed. Higher manufacturing costs also may be incurred. Manufacturing processes may need to be changed, new processes developed and equipment replaced, modified or designed, built and installed, thus requiring additional capital. Increased research and development and engineering expenses also may be required to support technological advances and the introduction and manufacture of new product platforms, such as suspensions that incorporate second stage actuators to improve head positioning over increasingly tighter data tracks on each disk, or suspensions on which a preamplifier may be mounted to improve data transfer signals from the disk.

    The Company has invested a substantial amount of financial, management, engineering and manufacturing resources in the development of its new TSA suspension assemblies. If the commercial acceptance and/or production of the Company's TSA suspension assemblies were delayed for any reason or if TSA suspension assemblies cannot be produced profitably in the quantities and to the specifications required by customers, the Company's results of operations could be materially adversely affected. In addition, there can be no assurance that the Company's TSA suspensions will gain market acceptance in lieu of alternative interconnection technologies such as conventional wiring, deposition circuitry and flexible circuitry. In the event that the Company were to fail to introduce successfully new products on a regular and timely basis, demand for the Company's existing products could decline, which could have a material adverse effect on the Company's results of operations.

    If a competitor were to introduce a new suspension assembly design to which the Company could not effectively respond, and such a new design gained wide acceptance by the disk drive industry, the Company's results of operations could be materially adversely affected.

    INTELLECTUAL PROPERTIES

    Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. The Company believes that although the patents it holds and may obtain will be of value, they will not independently determine the Company's success. Moreover, patents may not be issued with respect to the Company's pending patent applications, and its issued patents may not be sufficiently broad to protect the Company's technology. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide adequate protection to the Company's technology. In addition, the Company has only limited patent rights outside the United States, and the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

    The Company and certain users of the Company's products have from time to time received, and may in the future receive, communications from third parties asserting patents against the Company or its customers which may relate to certain of the Company's manufacturing equipment or products or to products which include the Company's products as a component. Although the Company to date has not been a party to any material intellectual property litigation, certain of its customers have been sued on patents having claims closely related to products sold by the Company. In the event that any third party were to make a valid infringement claim and a license were not available on terms acceptable to the Company, the Company's results of operations could be adversely affected. The Company expects that, as the number of patents issued continues to increase, and as the Company grows, the volume of intellectual property claims could increase.

    AVAILABILITY OF CERTAIN MATERIALS

    Certain types of photoresist, a liquid compound used in the photoetching process, and the stainless steel, copper and polyamide materials that meet the Company's strict specifications, are each currently available from only one supplier. The supplier of stainless steel periodically resets the price of its product based on fluctuations in the value of the Japanese yen which may increase the Company's costs for raw materials. If for any reason the Company were unable to continue to obtain these materials in the necessary quantities and at reasonable prices, the Company's results of operations would be adversely affected.

    VOLATILITY OF STOCK PRICE

    The Company's stock price, like that of other companies in the disk drive industry, is subject to significant volatility. If revenues or earnings in any quarter fail to meet the investment community's expectations for any reason, there could be an immediate adverse impact on the Company's stock price. The stock price also may be affected by broader market trends unrelated to the Company's performance. Such volatility may limit the Company's ability in the future to raise additional capital.

ITEM 2.  PROPERTIES

    The Company's executive offices, primary manufacturing plants and training center are located in four buildings owned by the Company on a site of approximately 163 acres in Hutchinson, Minnesota. The largest building has floor area of approximately 450,000 square feet. The Company also leases a 20,000 square foot warehouse, 31,000 square feet of office space and a 7,000 square foot fabrication shop near the Hutchinson site. The Company recently broke ground for construction of a 178,000 square foot expansion of an existing 56,000 square foot equipment build center in Hutchinson which the Company anticipates financing primarily through a sale-leaseback transaction.

    The Company operates a manufacturing plant in Sioux Falls, South Dakota, in connection with which it leases a building of approximately 94,000 square feet, a training center of 5,500 square feet and a warehouse of 4,800 square feet. The Company recently broke ground for construction of a 295,000 square foot manufacturing plant in Sioux Falls which the Company anticipates financing primarily through a sale-leaseback transaction.

    The Company also operates a manufacturing plant in Eau Claire, Wisconsin, in connection with which it leases a building of approximately 156,000 square feet. The Company has completed construction of a photoetching plant owned by the Company of approximately 320,000 square feet in Eau Claire and first produced parts that were customer-qualified in October 1997.

    The Company is leasing a building of approximately 100,000 square feet located in Plymouth, Minnesota for stamping operations, office space and a logistic center, and has leased approximately 45,000 square feet of space located in Eden Prairie, Minnesota for offices and a communications and computer center. The Company also leases sales offices in Singapore, the Netherlands and the People's Republic of China.

    The Company believes that its existing facilities, including the expansion under construction in Hutchinson, Minnesota and the plant under construction in Sioux Falls, South Dakota will be adequate to meet its currently anticipated requirements.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

         NAME                     AGE                POSITION
         ----                     ---   ----------------------------------
         Jeffrey W. Green         57    Chairman of the Board and Director
         Wayne M. Fortun          48    President, Chief Executive Officer
                                          and Chief Operating
                                          Officer and Director
         John A. Ingleman         51    Vice President, Chief Financial
                                          Officer and Secretary
         Rebecca A. Albrecht      44    Vice President of Human Resources
         Beatrice A. Graczyk      49    Vice President of Disk Drive
                                           Components Operations
         Richard C. Myers         57    Vice President of Administration
         LeRoy E. Olson           61    Vice President of Disk Drive
                                          Components Operations Development
         Richard J. Penn          41    Vice President of Sales and Marketing
         R. Scott Schaefer        44    Vice President and Chief Technical
                                          Officer

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

         MR. INGLEMAN was elected Vice President in January 1982, Chief Financial Officer in January 1988, and Secretary in January 1992. Mr. Ingleman served as the Company's Treasurer from January 1982 through January 1996. Mr. Ingleman has been with the Company since 1977.

         MS. ALBRECHT was elected Vice President in January 1995 and is now Vice President of Human Resources. Previously she had been Director of Human Resources since 1988. Ms. Albrecht has been with the Company since 1983.

         MS. GRACZYK was elected Vice President in May 1990 and is now Vice President of Disk Drive Components Operations. She had been Director of Component Operations since 1988. Ms. Graczyk has been with the Company since 1970.

         MR. MYERS was elected Vice President in January 1988 and is now Vice President of Administration. Mr. Myers served as the Company's Vice President of Sales and Marketing from January 1988 through January 1995. Mr. Myers has been with the Company since 1977.

         MR. OLSON was elected Vice President in May 1990 and is now Vice President of Disk Drive Components Operations Development. He had been Director of Sioux Falls Operations since April 1988 when he joined the Company.

         MR. PENN was elected Vice President in January 1996 and is now Vice President of Sales and Marketing. Previously he had been Director of Sales and Marketing since December 1994, Senior Manager responsible for Medical Business Development from January 1994 to December 1994 and Marketing Manager since June 1990. Mr. Penn has been with the Company since 1981.

          MR. SCHAEFER was elected Vice President in May 1990 and is now Vice President and Chief Technical Officer. He had been Vice President of Medical Business Development since 1990 and Director of Engineering since 1988. Mr. Schaefer has been with the Company since 1979.

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

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 28, 1997, pages 33-34, 39 and 43.

ITEM 6.  SELECTED FINANCIAL DATA

         Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 28, 1997, pages 40 and 41.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 28, 1997, pages 21-26.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 28, 1997, pages 27-39.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," pages 4-6 and 15, in the Company's Proxy Statement dated December 19, 1997. See also Part I hereof under the heading "Item X. Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference is the information appearing under the headings "Summary Compensation Table" and "Option Tables", pages 11-13, and the information regarding compensation of non-employee directors on pages 5-6, in the Company's Proxy Statement dated December 19, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management," pages 2-3, and the information appearing in the tables and notes on pages 11-13, in the Company's Proxy Statement dated December 19, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   Consolidated Financial Statements:

              Report of Independent Public Accountants

              Consolidated Statements of Operations for the fiscal years ended September 28, 1997, September 29, 1996 and September 24, 1995

              Consolidated Balance Sheets as of September 28, 1997 and September 29, 1996

              Consolidated Statements of Cash Flows for the fiscal years ended September 28, 1997, September 29, 1996 and September 24, 1995

              Consolidated Statements of Shareholders' Investment for the fiscal years ended September 28, 1997, September 29, 1996 and September 24, 1995

              Notes to Consolidated Financial Statements

              (Incorporated by reference to pages 27-39 of the Company's
              Annual Report to Shareholders for the fiscal year ended September 28, 1997.)

    2.   Financial Statement Schedules:

              Report of Independent Public Accountants on Schedule

              Schedule II--Valuation and Qualifying Accounts

              All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    3.   Exhibits:

         3.1 Restated Articles of Incorporation of the Company, as amended by Articles of Amendment dated January 27, 1988 and as amended by Articles of Amendment dated January 21, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, File No. 0-14709).

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

        11.1  Statement Regarding Computation of Net Income Per Share.

        13.1  Annual Report to Shareholders for the fiscal year ended
              September 28, 1997 (only those portions specifically incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

        21.1  List of Subsidiaries.

        23.1  Consent of Independent Public Accountants.

        27.1  Financial Data Schedule.

        --------------------

        * Exhibits 10.8 and 10.9 contain portions for which confidential treatment has been granted by the Securities and Exchange Commission.

(b)     Reports on Form 8-K

         No reports were filed on Form 8-K during the fourth quarter of the fiscal year ended September 28, 1997.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hutchinson Technology Incorporated:

    We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the Hutchinson Technology Incorporated and Subsidiaries 1997 Annual Report to Shareholders, incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated October 29, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                  ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
October 29, 1997

                                              SCHEDULE II

                            HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                                     VALUATION AND QUALIFYING ACCOUNTS
                                          (Dollars in thousands)


                                                               Balance at    Additions Charged        Other         Balance at
                                                               Beginning          to Costs           Changes          End of
                                                               of Period        and Expenses       Add (Deduct)       Period
                                                               ---------     -----------------     ------------     ----------
1995:
  Deducted from asset accounts-
     Allowance for doubtful accounts receivable............     $1,397         $  148                      ($6)(1)     $1,539
     Reserve for sales returns and allowances..............        489          1,797                   (1,901)(2)        385
                                                               ---------     -----------------     ------------     ----------
                                                                $1,886         $1,945                  ($1,907)        $1,924
                                                               ---------     -----------------     ------------     ----------
                                                               ---------     -----------------     ------------     ----------
1996:
  Deducted from asset accounts-
     Allowance for doubtful accounts receivable............     $1,539         $  178                      ($1)(1)     $1,716
     Reserve for sales returns and allowances..............        385          1,835                   (1,788)(2)        432
                                                               ---------     -----------------     ------------     ----------
                                                                $1,924         $2,013                  ($1,789)        $2,148
                                                               ---------     -----------------     ------------     ----------
                                                               ---------     -----------------     ------------     ----------
1997:
  Deducted from asset accounts-
     Allowance for doubtful accounts receivable............     $1,716         $  254                      ($5)(1)     $1,965
     Reserve for sales returns and allowances..............        432          1,348                   (1,563)(2)        217
                                                               ---------     -----------------     ------------     ----------
                                                                $2,148         $1,602                  ($1,568)        $2,182
                                                               ---------     -----------------     ------------     ----------
                                                               ---------     -----------------     ------------     ----------


(1)  Uncollectible accounts receivable written off, net of recoveries.

(2)  Returns honored and credit memos issued.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 1997.


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


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 15, 1997.



                                       /s/ Wayne M. Fortun
                                       -----------------------------------
                                       Wayne M. Fortun, President, Chief
                                       Operating Officer, Chief Executive
                                       Officer (Principal Executive Officer)
                                       and Director

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

                                       /s/ W. Thomas Brunberg
                                       -----------------------------------
                                       W. Thomas Brunberg, Director

                                       /s/ Archibald Cox, Jr.
                                       -----------------------------------
                                       Archibald Cox, Jr., Director

                                       /s/ James E. Donaghy
                                       -----------------------------------
                                       James E. Donaghy, Director

                                       /s/ Harry C. Ervin, Jr.
                                       -----------------------------------
                                       Harry C. Ervin, Jr., Director

                                       /s/ Jeffrey W. Green
                                       -----------------------------------
                                       Jeffrey W. Green, Director

                                       /s/ Richard N. Rosett
                                       -----------------------------------
                                       Richard N. Rosett, Director

                                       /s/ Steven E. Landsburg
                                       -----------------------------------
                                       Steven E. Landsburg, Director

                                    EXHIBIT INDEX

Exhibit                 Description                                Page
-------                 -----------                                ----

11.1     Statement Regarding Computation of Net Income
         Per Share.......................................Filed Electronically

13.1     Annual Report to Shareholders for the
         fiscal year ended September 28, 1997
         (only those portions specifically
         incorporated by reference herein
         shall be deemed filed with the
         Securities and Exchange Commission)..............Filed Electronically

21.1     List of Subsidiaries ............................Filed Electronically

23.1     Consent of Independent Public Accountants........Filed Electronically

27.1     Financial Data Schedule (EDGAR version only).....Filed Electronically