Form 10-K405/A
period 1997-09-28
HUTCHINSON TECHNOLOGY INC
filed 1998-01-21
CIK 772897

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                     FORM 10-K/A
                             Amendment No. 1 to Form 10-K


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

This Amendment on Form 10-K/A is being filed for the purpose of amending and restating Exhibit 13.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1997. Footnote 7 of the Notes to Consolidated Financial Statements, included in Exhibit 13.1 to the Annual Report on Form 10-K, stated that accounts payable and accrued liabilities for fiscal year 1997 were $17,801 (in thousands). The stated dollar amount should be $17,081 (in thousands).

The following amends and restates Exhibit 13.1 in its entirety:

Hutchinson Technology Incorporated and Subsidiaries
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following table sets forth the Company's Consolidated Statements of Operations as a percentage of net sales and the percentage change in the amount of such items from period to period.

                                                       Percentage of net sales            Percentage change
                                               --------------------------------------------------------------
                                                                                         1997           1996
                                                 1997         1996           1995     TO 1996        to 1995
-------------------------------------------------------------------------------------------------------------
Net sales                                         100%        100%           100%          28%           18%
Cost of sales                                      74          77             75           23            21
-------------------------------------------------------------------------------------------------------------
   Gross profit                                    26          23             25           47             8
Research and development expenses                   4           8              5          (27)           84
Selling, general and administrative expenses       10          10             10           32            13
-------------------------------------------------------------------------------------------------------------
   Income from operations                          12           5             10          190           (37)
Other income                                        1          --             --          258           (21)
Interest expense                                   (1)         --             (1)          49           (20)
-------------------------------------------------------------------------------------------------------------
   Income before income taxes                      12           5              9          211           (38)
Provision for income taxes                          3           1              2          242           (48)
-------------------------------------------------------------------------------------------------------------
   Net income                                       9           4              7          204           (35)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

MARKET TRENDS

The Company expects that the expanding use of personal computers, enterprise computing and storage, increasingly complex software and the emergence of new applications for disk storage that have contributed to the historical year-to-year increases in disk drive production will continue for the foreseeable future. The Company also believes demand for disk drives will continue to be subject, as it has in the past, to rapid short-term changes resulting from, among other things, changes in disk drive inventory levels, responses to competitive price changes and unpredicted high or low market acceptance of new drive models.

As in past years, disk drives continue to be the storage device of choice for applications requiring low access times and higher capacities because of their speed and low cost per megabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing areal density, the amount of data which can be stored on magnetic disks. Improvements in areal density have been attained by lowering the fly height of the read/write head, using smaller read/write heads with advanced air bearing designs, improving other components such as motors and media and using new read/write head types such as those of magneto-resistive (MR) design. The move to MR heads, which require more electrical leads, and the transition to smaller or pico-sized heads, which are more sensitive to mechanical variation, may compel drive manufacturers to use newer suspension technologies, such as the Company's TSA suspension assemblies. Although customer demand for TSA suspensions is growing, the Company expects that conventional suspensions will make up a majority of its shipments for at least the next fiscal year.

The continual pursuit of increasing areal density may lead to further value-added features for TSA suspensions which incorporate a second stage actuator on the suspension to improve head positioning over increasingly tighter data tracks, or which mount preamplifiers near the head to improve data transfer signals. These changes require the Company to develop the competencies of an electromechanical system supplier so that multiple functions may be consolidated on the suspension assembly.

The introduction of new types or sizes of read/write heads and new disk drive designs tends to initially decrease customers' yields with the result that the Company may experience temporary elevations of demand for some types of suspension assemblies. The advent of new heads and new drive designs may require rapid development and implementation of new suspension types which temporarily may reduce the Company's manufacturing yields and efficiencies. There can be no assurance that such changes will not continue to affect the Company.

The Company generally experiences fluctuating selling prices due to product maturity, competitive pricing pressures and new product offerings. While many of the Company's current products are reaching or are in the mature phase of their life cycle and thus are experiencing declining selling prices, its newer products, such as TSA suspensions, have initially much higher selling prices.

FISCAL 1997 OPERATIONS

Net sales for 1997 were $453,232,000, an increase of $100,046,000 or 28%
compared to 1996. This increase was primarily due to increased suspension assembly volume.

Gross profit for 1997 was $117,279,000, an increase of $37,709,000 or 47% compared to 1996, and gross profit as a percent of net sales increased from 23% to 26%. This increase was primarily due to higher sales volume and improved manufacturing efficiencies.

Research and development expenses for 1997 were $20,185,000 compared to $27,651,000 for fiscal 1996. The prior year amount includes a $5,500,000 charge related to a technology sharing agreement with IBM and higher development expenses related to production of TSA prototype suspensions.

Selling, general and administrative expenses for 1997 were $44,378,000, an increase of $10,662,000 or 32% compared to 1996. The increased expenses were due primarily to increased profit sharing and other incentive compensation costs of $7,443,000 and a $1,855,000 increase in labor expenses. As a percent of net sales, selling, general and administrative expenses remained at 10%.

Other income, net, for 1997 was $4,143,000, an increase of $2,985,000 compared to 1996. The increase was primarily due to an increase of $3,631,000 in interest income as a result of a higher average investment balance, partially offset by a $443,000 increase in royalties paid under licensing agreements.

Interest expense for 1997 was $3,143,000, an increase of $1,035,000 compared to 1996, primarily due to higher average outstanding debt, offset by higher capitalization of interest of $1,740,000.

The income tax provision for 1997 was based on an effective tax rate for the year of 22% which was below the statutory federal rate primarily due to the large portion of sales that qualify for the benefit of the Company's Foreign Sales Corporation.

Net income for 1997 was $41,909,000, an increase of $28,107,000 compared to 1996. As a percent of net sales, net income increased from 4% to 9% primarily due to the higher sales volume and improved manufacturing efficiencies, noted above.

FISCAL 1996 OPERATIONS

Net sales for 1996 were $353,186,000, an increase of $53,188,000 or 18% compared to 1995. This increase was attributable primarily to the Company shipping approximately 36% more suspension assemblies during 1996 than 1995, partially offset by a lower average selling price due to selling higher volumes of lower-priced suspensions.

Gross profit for 1996 was $79,570,000, an increase of $5,807,000 or 8% compared to 1995, and gross profit as a percent of net sales decreased from 25% to 23%. In addition to the sales volumes of lower-priced suspensions noted above, the decrease in gross profit as a percent of net sales was also due to reduced shipments during the fourth quarter resulting in an increase in fixed costs as a percent of sales.

Research and development expenses for 1996 were $27,651,000, an increase of $12,610,000 or 84% compared to 1995. The majority of the higher expenses were due to increased TSA suspensions development efforts of approximately $7,100,000 and a charge of $5,500,000 related to a technology sharing agreement with IBM, compared to a $2,500,000 charge for the technology sharing agreement during 1995.

Selling, general and administrative expenses for 1996 were $33,716,000, an increase of $3,915,000 or 13% compared to 1995. The increased expenses were due primarily to an increase in recruitment and relocation expenses of $1,722,000, mainly related to the start-up of the Eau Claire assembly manufacturing facility, increases in professional services of $1,418,000 and labor of $1,141,000, partially offset by reduced profit sharing expenses of $1,167,000. As a percentage of net sales, selling, general and administrative expenses remained at 10%.

The income tax provision for 1996 was based on an effective tax rate for the year of 20% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of the Company's Foreign Sales Corporation.

Net income for 1996 was $13,802,000, a decrease of $7,276,000 compared to 1995. As a percent of net sales, net income decreased from 7% to 4% primarily due to lower gross profit margins, noted above, and increased research and development efforts.

FISCAL 1995 OPERATIONS

Net sales for 1995 were $299,998,000, an increase of $61,204,000 or 26% compared to 1994. This increase was primarily attributable to the Company shipping approximately 31% more suspension assemblies during 1995 than 1994.

Gross profit for 1995 was $73,763,000, an increase of $34,517,000 or 88% compared to 1994, and gross profit as a percent of net sales increased from 16% to 25%. The increase in gross profit and gross profit as a percent of net sales was primarily due to improving manufacturing efficiencies and higher sales volume, as noted above.

The majority of the research and development expenses are attributable to the development of new suspension assembly types to meet customers' changing requirements. Research and development expenses for 1995 were $15,041,000, an increase of $6,415,000 or 74% compared to 1994. The higher expenses were primarily due to a charge of $2,500,000 related to the technology sharing agreement with IBM and increased labor expenses of $1,841,000.

Selling, general and administrative expenses for 1995 were $29,801,000, an increase of $6,961,000 or 30% compared to 1994. The increased expenses were primarily due to additional profit sharing expenses of $2,198,000 and increased labor expenses of $2,197,000. As a percentage of net sales, selling, general and administrative expenses increased from 9% to 10%.

Other income for 1995 was $1,462,000, an increase of $291,000 or 25% compared to 1994. The increase was primarily a result of a $1,324,000 increase in interest income as a result of a higher average investment balance offset partially by a $825,000 decrease in income derived from licensing agreements.

Interest expense for 1995 was $2,636,000, an increase of $1,641,000 as a result of higher outstanding debt and lower capitalization of interest.

The income tax provision for 1995 was based on an effective tax rate for the year of 24% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of the Company's Foreign Sales Corporation.

Net income for 1995 was $21,078,000, an increase of $15,198,000 compared to 1994. The increase was primarily due to improving manufacturing efficiencies and higher sales volume, as noted above.


LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

The Company's cash and cash equivalents increased to $98,340,000 at September 28, 1997 compared to $22,884,000 at September 29, 1996. The increase is primarily a result of the stock offering, noted below, and cash flow from operating activities. The Company generated cash from operating activities of $76,816,000 in fiscal 1997 compared to $39,904,000 in fiscal 1996 and
$57,814,000 in fiscal 1995.

In February 1997, the Company issued 3,000,000 shares of its common stock through a public offering. The Company received net proceeds of $102,900,000 and is using the funds for general corporate purposes, primarily for expenditures for manufacturing and support equipment, construction of the Company's Eau Claire, Wisconsin and Sioux Falls, South Dakota plants and an expansion of the Company's Hutchinson, Minnesota plant. Pending such uses, the Company has invested the net proceeds from the offering in short-term debt securities.

Cash used for capital expenditures totaled $82,639,000 in fiscal 1997 compared to $77,065,000 in fiscal 1996 and $44,472,000 in fiscal 1995. The expenditures in fiscal 1997 were primarily for manufacturing and support equipment and construction costs of the photoetch plant at the Company's Eau Claire site. The Company anticipates, but is not contractually committed to, fiscal 1998 expenditures of approximately $200,000,000 primarily for manufacturing and support equipment, construction of the Company's Sioux Falls, South Dakota plant and construction of an expansion to the Company's Hutchinson, Minnesota plant. Financing of these capital expenditures will be principally from internally generated funds, cash balances and/or additional financing capacity. The Company anticipates financing the Sioux Falls, South Dakota plant and the Hutchinson, Minnesota expansion through sale-leaseback transactions and internal financing.

During the first quarter of fiscal 1997, the Company signed a Master Lease Agreement for up to $25,000,000 with General Electric Capital Corporation ("GE"). The agreement provides for leasing of manufacturing equipment in fiscal 1997. During the fourth quarter of fiscal 1997, the Company signed an amendment to the Master Lease Agreement with GE, providing for leasing of up to an additional $30,000,000 of manufacturing equipment in fiscal 1998. The Company serves as a purchasing agent on behalf of GE. As such, amounts expended on GE's behalf, but not yet reimbursed, are included on the accompanying consolidated balance sheet under GE lease receivable.

The Company established a $25,000,000 unsecured credit facility with The First National Bank of Chicago during the first quarter of fiscal 1996. At September 28, 1997 the Company had a letter of credit under this facility of $1,425,000 as security for a variable rate demand note. No amounts were outstanding under the credit facility or letter of credit at September 28, 1997.

During the fourth quarter of fiscal 1996, the Company completed a $50,000,000 private debt placement, of which $25,000,000 was issued in July 1996 as senior unsecured notes, having a fixed rate of 7.85%, annual principal payments of $8,333,000 beginning on July 26, 2001 and maturing in July 2003. The Company issued the remaining $25,000,000 during the first quarter of fiscal 1997 as a senior unsecured note having a fixed rate of 8.07%, annual principal payments of $4,167,000 beginning on November 26, 2001 and maturing in November 2006. The Company's maturities of long-term debt for the five years subsequent to September 28, 1997 are $5,332,000, $4,613,000, $3,995,000, $12,330,000, and
$16,499,000, respectively. The Company's financing agreements contain various restrictive covenants. As of September 28, 1997, the Company was in compliance with all such covenants.

The Company believes that its cash and cash equivalents, cash to be generated from operations, existing lending facilities and available financing capacity will provide the Company with sufficient liquidity and capital resources for working capital, debt maturities, capital expenditures and other needs.

The Company is involved in certain legal matters which may result in additional future cash requirements. See the discussion of these matters in Note 6, "Commitments and Contingencies," in the notes to the consolidated financial statements.

The Company will be subject to certain recent accounting pronouncements. See the discussion of these matters in Note 1, "Summary of Significant Accounting Policies," in the notes to the consolidated financial statements.


INFLATION

Management believes inflation has not had a material effect on the Company's operations or on its financial condition. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.


FORWARD-LOOKING STATEMENTS

The statements on pages 3 through 6 of this Annual Report about demand for suspension assemblies, including TSA suspensions, anticipated capital expenditures, TSA suspension development and production and medical product introduction and expenditures, the statements under the heading "Market Trends" about demand for disk drives and suspension assemblies, including TSA suspensions, manufacturing yields and selling prices and the statements under the heading "Liquidity, Capital Resources and Other Matters" about anticipated capital expenditures and capital resources, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including slower or faster acceptance of its new products, difficulties in producing its TSA suspensions, difficulties in expanding capacity, difficulties or uncertainties about developing new products and those discussed above. These factors may cause the Company's actual future results to differ materially from historical earnings and from the financial performance of the Company presently anticipated.


Hutchinson Technology Incorporated and Subsidiaries   In thousands, except per share data
----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS                                     Fiscal years ended

                                                 SEPTEMBER 28, 1997       September 29, 1996       September 24, 1995
----------------------------------------------------------------------------------------------------------------------
Net sales                                                  $453,232                 $353,186                 $299,998
Cost of sales                                               335,953                  273,616                  226,235
----------------------------------------------------------------------------------------------------------------------
    Gross profit                                            117,279                   79,570                   73,763
Research and development expenses                            20,185                   27,651                   15,041
Selling, general and administrative expenses                 44,378                   33,716                   29,801
----------------------------------------------------------------------------------------------------------------------
    Income from operations                                   52,716                   18,203                   28,921
Other income, net                                             4,143                    1,158                    1,462
Interest expense                                             (3,143)                  (2,108)                  (2,636)
----------------------------------------------------------------------------------------------------------------------
    Income before income taxes                               53,716                   17,253                   27,747
Provision for income taxes                                   11,807                    3,451                    6,669
----------------------------------------------------------------------------------------------------------------------
    Net income                                             $ 41,909                 $ 13,802                 $ 21,078
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

Net income per common and
    common equivalent shares                               $   2.21                 $   0.82                 $   1.28
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

Weighted average common and
    common equivalent shares outstanding                     18,978                   16,806                   16,479
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.


Hutchinson Technology Incorporated and Subsidiaries   Dollars in thousands
----------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

ASSETS                                                  SEPTEMBER 28, 1997       September 29, 1996
----------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                   $   98,340               $   22,884
    Securities available for sale                                   20,211                    3,064
    Trade receivables, net                                          51,467                   46,803
    GE lease receivable                                             31,073                    5,242
    Other receivables                                                3,504                    4,233
    Inventories                                                     27,189                   17,235
    Prepaid taxes and expenses                                      11,562                    9,204
----------------------------------------------------------------------------------------------------
         Total current assets                                      243,346                  108,665
Property, plant and equipment, at cost:
    Land, buildings and improvements                                45,437                   39,888
    Equipment                                                      218,289                  189,989
    Construction in progress                                        84,345                   34,801
    Less: accumulated depreciation                                (172,818)                (142,972)
----------------------------------------------------------------------------------------------------
         Net property, plant and equipment                         175,253                  121,706
Other assets                                                        11,240                    8,612
----------------------------------------------------------------------------------------------------
                                                                $  429,839               $  238,983
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------------------------------------------------------------------
Current liabilities:
    Current maturities of long-term debt                        $    5,332               $    5,760
    Accounts payable and accrued expenses                           39,373                   23,008
    Accrued compensation                                            19,407                   12,187
    Accrued income taxes                                             6,078                    5,608
----------------------------------------------------------------------------------------------------
         Total current liabilities                                  70,190                   46,563
Long-term debt, less current maturities                             72,862                   53,185
Other long-term liabilities                                          3,829                    5,551
Commitments and contingencies (Notes 5 and 6)
Shareholders' investment:
    Common stock, $.01 par value, 45,000,000 shares authorized,
         19,619,000 and 16,356,000 issued and outstanding              196                      164
    Additional paid-in capital                                     150,676                   43,343
    Retained earnings                                              132,086                   90,177
----------------------------------------------------------------------------------------------------
         Total shareholders' investment                            282,958                  133,684
----------------------------------------------------------------------------------------------------
                                                                $  429,839               $  238,983
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

Hutchinson Technology Incorporated and Subsidiaries      In thousands
--------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS                                  Fiscal years ended

                                                   SEPTEMBER 28, 1997  September 29, 1996  September 24, 1995
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                 $   41,909           $  13,802           $  21,078
Adjustments to reconcile net income
    to cash provided by operating activities:
    Depreciation and amortization                              38,299              33,565              28,174
    Deferred tax benefit                                       (2,608)             (6,085)             (2,498)
    Loss on disposal of assets                                    266                 344                 403
    Changes in operating assets and
         liabilities (Note 7)                                  (1,050)             (1,722)             10,657
--------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                          76,816              39,904              57,814
--------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Capital expenditures                                          (82,639)            (77,065)            (44,472)
Funding from GE lease receivable                                9,915                  --                  --
Expenditures from GE lease receivable                         (35,746)             (5,242)                 --
Proceeds from the sale of assets                                   --              15,300                  --
Purchases of marketable securities                            (31,343)             (4,944)             (3,080)
Sales of marketable securities                                 14,196               3,070               1,890
--------------------------------------------------------------------------------------------------------------
Cash used for investing activities                           (125,617)            (68,881)            (45,662)
--------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                       25,000              25,500                  --
Repayments of long-term debt                                   (5,751)             (4,255)             (2,380)
Net proceeds from issuance of common stock                    105,008                 137               2,137
--------------------------------------------------------------------------------------------------------------
Cash provided by (used for)
    financing activities                                      124,257              21,382                (243)
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
    cash equivalents                                           75,456              (7,595)             11,909
Cash and cash equivalents at
    beginning of year                                          22,884              30,479              18,570
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                   $   98,340           $  22,884           $  30,479
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

Hutchinson Technology Incorporated and Subsidiaries                                                        In thousands
------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                                                             Common stock
                                                      --------------------------         Additional
                                                     Shares              Amount     Paid-in capital   Retained earnings
------------------------------------------------------------------------------------------------------------------------
Balance, September 25, 1994                          15,999                $160           $  39,162            $ 55,297
    Exercise of stock options                           345                   3               4,066                  --
    Issuance of common stock                             --                  --                  12                  --
    Retirements of common stock                          (3)                 --                 (33)                 --
    Net income                                           --                  --                  --              21,078
------------------------------------------------------------------------------------------------------------------------
Balance, September 24, 1995                          16,341                 163              43,207              76,375
    Exercise of stock options                            15                   1                 127                  --
    Issuance of common stock                             --                  --                   9                  --
    Net income                                           --                  --                  --              13,802
------------------------------------------------------------------------------------------------------------------------
Balance, September 29, 1996                          16,356                 164              43,343              90,177
    Exercise of stock options                           268                   2               4,711                  --
    Issuance of common stock                          3,001                  30             102,877                  --
    Retirements of common stock                          (6)                 --                (255)                 --
    Net income                                           --                  --                  --              41,909
------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 28, 1997                          19,619                $196            $150,676            $132,086
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

Hutchinson Technology Incorporated     Columnar dollar amounts in thousands,
and Subsidiaries                       except per share amounts
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Hutchinson Technology Incorporated and its subsidiaries (the Company), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS - Certain reclassifications have been made in the 1996 and 1995 financial statements to conform with the 1997 presentation. Such reclassifications had no effect on previously reported results of operations or shareholders' investment.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS - During March 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 in fiscal 1998 and anticipates that the effect of adopting SFAS 128 will not be significant.

In June 1997, the FASB released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires presentation of comprehensive income on the face of the financial statements. Comprehensive income would include such items as unrealized holding gains/losses on securities available for sale, foreign currency translation adjustments and minimum pension liability adjustments. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company expects to adopt SFAS 130 in fiscal 1999 and anticipates that the effect of adopting SFAS 130 will not be significant.

In June 1997, the FASB released Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which requires reported segments to be those used by management to disaggregate a company. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company expects to adopt SFAS 131 in fiscal 1999 and anticipates that the effect of adopting SFAS 131 will not be significant.

FISCAL YEAR - The Company's fiscal year is the fifty-two/fifty-three week period ending on the last Sunday in September. The fiscal year ended September 28, 1997 is a fifty-two week period, the fiscal year ended September 29, 1996 is a fifty-three week period and the fiscal year ended September 24, 1995 is a fifty-two week period.

REVENUE RECOGNITION AND CUSTOMERS - The Company recognizes revenue upon the shipment of completed products. Sales to customers in excess of 10% of net sales is as follows:




                                                1997        1996         1995
--------------------------------------------------------------------------------
Seagate Technology Incorporated                  33%         35%          36%
Read-Rite Corporation                            14          13           19
Yamaha Corporation                               14          16           13
SAE Magnetics, Ltd/TDK                           13          14            9
IBM                                              12           9            9
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Sales to the Company's five largest customers constituted 86%, 87% and 86% of net sales for fiscal 1997, 1996 and 1995, respectively.

Sales to foreign locations were as follows:


                                                1997        1996         1995
--------------------------------------------------------------------------------
Foreign-based enterprises                   $ 88,471    $ 63,898     $ 46,075
Foreign subsidiaries of U.S. corporations     83,753      51,564       54,398
--------------------------------------------------------------------------------
                                            $172,224    $115,462     $100,473
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The majority of these foreign location sales were to the Pacific Rim region. In addition, the Company had significant sales to U.S. corporations which used the Company's products in their offshore manufacturing sites.

CASH AND CASH EQUIVALENTS - Cash equivalents consist of all highly liquid investments with original maturities of ninety days or less.

SECURITIES AVAILABLE FOR SALE - Securities available for sale consist of investments with original maturities greater than 90 days which are intended to be held less than one year. Securities available for sale at September 28, 1997 and September 29, 1996 consisted of U.S. government securities with a market value and cost of $20,211,000 and $3,064,000, respectively.

TRADE RECEIVABLES - The Company grants credit to customers, but generally does not require collateral or any other security to support amounts due. Trade receivables are net of allowances of $2,182,000 at September 28, 1997 and $2,148,000 at September 29, 1996.

INVENTORIES - All inventories are stated at the lower of last-in, first-out
(LIFO) cost or market. Inventories consist of the following at September 28, 1997 and September 29, 1996:


                                                1997        1996
-------------------------------------------------------------------
Raw materials                                $10,560     $ 4,137
Work in process                                5,950       5,558
Finished goods                                10,919       7,830
LIFO reserve                                    (240)       (290)
-------------------------------------------------------------------
                                             $27,189     $17,235
-------------------------------------------------------------------
-------------------------------------------------------------------

PROPERTY AND DEPRECIATION - Property, plant and equipment are stated at cost. Costs of renewals and betterments are capitalized and depreciated. Maintenance and repairs are charged to expense as incurred.

Property is depreciated over the estimated useful life on a straight-line basis for financial reporting purposes and is depreciated using primarily accelerated methods for tax reporting purposes. Estimated useful lives for financial reporting purposes are as follows:

Buildings                             25 to 35 years
Leasehold improvements                 5 to 10 years
Equipment                              3 to  8 years

ENGINEERING AND PROCESS DEVELOPMENT - The Company's engineers and technicians are responsible for the implementation of new technologies as well as process and product development and improvements. Expenditures related to these activities totaled $48,204,000 in 1997, $51,212,000 in 1996 and $32,567,000 in
1995. Of these amounts, approximately $20,185,000 in 1997, $27,651,000 in 1996 and $15,041,000 in 1995 are classified as research and development expenses.

INCOME TAXES - Deferred taxes are provided at currently enacted tax rates on all significant temporary differences.

NET INCOME PER SHARE - Net income per share, which is approximately equivalent on both a primary and fully diluted basis, is based, to the extent dilutive, on the weighted average number of common and common equivalent shares outstanding.

2. FINANCING ARRANGEMENTS


LONG-TERM DEBT                                              1997         1996
--------------------------------------------------------------------------------
Senior unsecured notes, 7.85%, payable in varying
    annual installments through July 2003                $25,000      $25,000

Senior unsecured note, 8.07%, payable in varying
    annual installments through November 2006             25,000           --

Senior unsecured notes, 7.46%, payable in varying
    semi-annual installments through February 2004        24,375       28,125

Other long-term debt                                       3,819        5,820
--------------------------------------------------------------------------------
                                                          78,194       58,945

Less: current maturities                                  (5,332)      (5,760)
--------------------------------------------------------------------------------
                                                         $72,862      $53,185
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The Company has a $25,000,000 unsecured credit facility expiring in December 1998 with an effective interest rate of the CD or LIBOR plus a variable spread (6.0% to 6.2% at September 28, 1997). At September 28, 1997, the Company had a letter of credit under this facility of $1,425,000 as security for a variable rate demand note included above in other long-term debt. No amounts were outstanding under the credit facility or letter of credit at September 28, 1997.

On July 26, 1996, the Company completed a $50,000,000 private debt placement, of which $25,000,000 was issued as senior unsecured notes, having a fixed rate of 7.85%, annual principal payments of $8,333,000 beginning on July 26, 2001 and maturing July 26, 2003. The Company issued the remaining $25,000,000 on November 26, 1996 as a senior unsecured note having a fixed rate of 8.07%, annual principal payments of $4,167,000 beginning on November 26, 2001 and maturing November 26, 2006.

The Company's financing agreements contain certain restrictive covenants which require the Company, among other things, to maintain specified levels of net income, working capital, tangible net worth and financial ratios, and also impose limitations on capital expenditures, additional indebtedness, leases, guarantees and the payment of dividends. The Company was in compliance with all such covenants as of September 28, 1997.

Maturities of long-term debt for the five years subsequent to September 28, 1997 are as follows:



-----------------------------------------------------
1998                                         $ 5,332
1999                                           4,613
2000                                           3,995
2001                                          12,330
2002                                          16,499
Thereafter                                    35,425
-----------------------------------------------------
                                             $78,194
-----------------------------------------------------
-----------------------------------------------------

3. INCOME TAXES

The provision for income taxes consists of the following:

                                                1997        1996         1995
--------------------------------------------------------------------------------
Current:
    Federal                                  $12,795    $  8,204      $ 8,142
    State                                      1,620       1,332        1,025
Deferred                                      (2,608)     (6,085)      (2,498)
--------------------------------------------------------------------------------
                                             $11,807    $  3,451      $ 6,669
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The deferred benefit is composed of the following:

                                                1997        1996         1995
--------------------------------------------------------------------------------
Asset bases, lives and depreciation methods  $(1,206)    $  (895)     $  (552)
Reserves and accruals not currently
    deductible                                (1,402)     (5,888)      (1,534)
Tax credits                                      133       2,195       (1,041)
Valuation allowance and other                   (133)     (1,497)         629
--------------------------------------------------------------------------------
                                             $(2,608)    $(6,085)     $(2,498)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:


                                                1997        1996         1995
--------------------------------------------------------------------------------
Statutory federal income tax rate                 35%         35%          35%
Effect of:
    State income taxes, net of federal
         income tax benefits                       2%          3%           2%
    Tax benefits of the Foreign Sales
         Corporation                             (11)        (15)         (14)
Other (primarily tax credits)                     (4)         (3)           1%
--------------------------------------------------------------------------------
                                                  22%         20%          24%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 28, 1997, the Company had unused tax credits of $2,605,000, all of which can be carried forward indefinitely. A valuation allowance of $605,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of certain tax credits. The following is a table of the significant components of the Company's deferred tax assets:


                                        SEPTEMBER 28, September 29,
DEFERRED TAX ASSETS                             1997        1996
--------------------------------------------------------------------
Current deferred tax assets:
    Receivable reserves                      $   855     $   873
    Inventories                                7,179       5,419
    Accruals and other reserves                2,557       2,367
--------------------------------------------------------------------
         Total current deferred tax assets   $10,591     $ 8,659

Long-term deferred tax assets (liabilities):
    Property, plant and equipment              4,959       3,753
    Accruals and other reserves                1,616       2,146
    Tax credits                                2,605       2,738
    Valuation allowance                         (605)       (738)
--------------------------------------------------------------------
         Total long-term deferred tax
              assets                         $ 8,575     $ 7,899
--------------------------------------------------------------------
Total deferred tax assets                    $19,166     $16,558
--------------------------------------------------------------------
--------------------------------------------------------------------

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS - The fair value is based on quoted market prices.

SECURITIES AVAILABLE FOR SALE - The fair value of these instruments is based on quoted market prices.

LONG-TERM DEBT - The fair value of the Company's long-term debt is estimated based on the discounted value of the future cash flows expected to be paid on the loans. The discount rate used to estimate the fair value of the loans is the rate currently available to the Company for loans with similar terms and maturities.

The estimated fair values of the Company's financial instruments are as follows:

                                         1997                     1996
--------------------------------------------------------------------------------
                                CARRYING      FAIR       Carrying      Fair
                                 AMOUNT       VALUE       Amount       Value
--------------------------------------------------------------------------------
Cash and cash equivalents       $98,340      $98,340     $22,884      $22,884
Securities available for sale    20,211       20,211       3,064        3,064
Long-term debt                   78,194       78,368      58,945       59,619
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

5. EMPLOYEE BENEFITS

STOCK OPTIONS - The Company has two stock option plans, under which up to 6,000,000 common shares are reserved for issuance and of which options representing 2,894,045 common shares have been granted as of September 28, 1997. Options may be granted to any employee, including officers and directors of the Company, and certain non-employees, at a price not less than the fair market value of the Company's common stock at the date the options are granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of the Board of Directors that administers the plans. Options granted under the plans generally are exercisable one year from the date of grant.

                                                  1988 Plan      1996 Plan
--------------------------------------------------------------------------------
Balance, September 25, 1994                       1,059,675             --
    Granted at $7.75                                382,260             --
    Exercised at $2.00 to $10.33                   (345,009)            --
--------------------------------------------------------------------------------
Balance, September 24, 1995                       1,096,926             --
    Granted at $16.33                               438,510             --
    Exercised at $3.92 to $7.75                     (15,810)            --
--------------------------------------------------------------------------------
Balance, September 29, 1996                       1,519,626             --
    Granted at $17.33                               543,000             --
    Granted at $29.38 to $36.67                          --         18,500
    Exercised at $4.25 to $16.33                   (267,630)            --
    Expired                                          (8,235)            --
--------------------------------------------------------------------------------
BALANCE, SEPTEMBER 28, 1997                       1,786,761         18,500
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The Company follows Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in connection with stock option grants pursuant to the stock option plans. Had compensation cost been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's pro forma net income and pro forma earnings per share would have been as follows (in thousands):

                                                       1997           1996
--------------------------------------------------------------------------------
Net income:
    As reported                                     $41,909        $13,802
    Pro forma                                        36,020          9,363
--------------------------------------------------------------------------------
Net income per common and common equivalent shares:
    As reported                                     $  2.21        $  0.82
    Pro forma                                          1.90           0.56
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

In determining compensation cost pursuant to SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 1997: risk-free interest rates of 5.85% to 6.25%; expected life of six years; and expected volatility of 68% to 71%. The following weighted average assumptions were used for grants in 1996: risk-free interest rate of 5.6%; expected life of six years; and expected volatility of 73%.

EMPLOYEE BENEFIT PLANS - The Company has a defined contribution plan covering its employees. The Company's contributions to the plan were $7,762,000 in 1997, $6,463,000 in 1996 and $3,979,000 in 1995.

The Company sponsors a comprehensive medical and a dental plan for qualified employees that is funded by contributions from both the Company and plan participants. Contributions are made through a Voluntary Employee's Benefit Association Trust. The Company recognized expense related to these plans of $15,377,000 in 1997, $13,439,000 in 1996 and $10,427,000 in 1995.

6. COMMITMENTS AND CONTINGENCIES

The Company is committed under various operating lease agreements. Total rent expense under these operating leases was $12,487,000 in 1997, $7,502,000 in 1996 and $4,866,000 in 1995. Future minimum payments for all operating leases with initial or remaining terms of one year or more subsequent to September 28, 1997 are as follows:

-------------------------------------------------------------
1998                                                $13,946
1999                                                 11,390
2000                                                  9,075
2001                                                  7,568
2002 and thereafter                                  42,288
------------------------------------------------------------
------------------------------------------------------------

On May 1, 1996, the Company received $15,300,000 in a sale-leaseback transaction relating to its Eau Claire, Wisconsin assembly manufacturing building. The lease has a term of 15 years.

During the first quarter of fiscal 1997, the Company signed a Master Lease Agreement for up to $25,000,000 with General Electric Capital Corporation ("GE"). The agreement provides for leasing of manufacturing equipment in fiscal 1997. During the fourth quarter of fiscal 1997, the Company signed an amendment to the Master Lease Agreement with GE, providing for leasing of up to an additional $30,000,000 of manufacturing equipment in fiscal 1998. The Company serves as a purchasing agent on behalf of GE. As such, amounts expended on GE's behalf, but not yet reimbursed, are included on the accompanying consolidated balance sheets under GE lease receivable.

The Company entered into a Technology Transfer and Development Agreement (the "Technology Sharing Agreement") and a Patent License Agreement with IBM during fiscal 1995. As of September 28, 1997, the Company had made payments totaling $3,500,000 to IBM and will make additional payments over the next two fiscal years totaling $4,500,000, all of which have been recorded as an expense and a related liability by the Company. Certain royalties have been paid and may be payable in the future by the Company to IBM under the Technology Sharing Agreement.

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

7. SUPPLEMENTARY CASH FLOW INFORMATION

                                                  1997       1996       1995
------------------------------------------------------------------------------
Changes in operating assets and liabilities:
   Receivables, net                             $(3,934)   $(10,353)   $(1,568)
   Inventories                                   (9,954)     (3,937)    (3,769)
   Prepaid and other expenses                    (2,520)       (334)    (1,231)
   Accounts payable and accrued liabilities      17,081       8,850     15,725
   Other non-current liabilities                 (1,723)      4,052      1,500
                                                $(1,050)   $ (1,722)   $10,657
------------------------------------------------------------------------------

Cash paid for:
   Interest (net of amount capitalized)         $ 2,520    $  1,703    $ 2,655
   Income taxes                                  13,891       8,405      7,792
------------------------------------------------------------------------------

Capitalized interest was $2,946,000 in 1997, $1,206,000 in 1996 and $512,000
in 1995.

8. SALE OF COMMON STOCK

In February 1997, the Company issued 3,000,000 shares of its common stock through a public offering. The Company received net proceeds of $102,900,000 and is using the funds for general corporate purposes, primarily expenditures for manufacturing and support equipment, construction of the Company's Eau Claire, Wisconsin and Sioux Falls, South Dakota plants and an expansion of the Company's Hutchinson, Minnesota plant. Pending such uses, the Company has invested the net proceeds from the offering in short-term debt securities.

9. STOCK SPLIT

On January 20, 1997, the Company announced that its Board of Directors approved a three-for-one stock split of the Company's common stock, effective at the close of business on February 11, 1997. The Company also changed the par value of its common stock to $.01 per share. Common share and earnings per share amounts in the accompanying consolidated statements have been retroactively adjusted to reflect the stock split and par value change.

10. SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

The following table summarizes unaudited financial data for fiscal years 1997 and 1996.


                                     1997 by Quarter                               1996 by Quarter
-------------------------------------------------------------------------------------------------------------
                           First     Second      Third      Fourth        First    Second     Third    Fourth
Net sales              $106,906    $124,259    $121,713   $100,354      $83,332   $86,546   $91,418   $91,890

Gross profit             31,112      38,680      33,179     14,308       21,444    17,879    21,786    18,461

Income (loss)
   from operations       14,455      21,885      16,553       (177)       3,828     5,592     6,878     1,905

Income before
    income taxes         13,903      21,737      17,553        523        3,669     5,553     6,663     1,368

Net income               11,117      16,683      13,698        411        2,862     4,332     5,199     1,409

Net income per share       0.66        0.91        0.68       0.02         0.17      0.26      0.31      0.08


Price range per share

    High                 26.79        38.38       35.00      35.88        21.83     17.16     19.46     14.37

    Low                  12.75        25.17       23.44      24.00        15.17     12.17     12.75     10.25

-------------------------------------------------------------------------------------------------------------

The price range per share, reflected above, is the highest and lowest closing prices as quoted on The Nasdaq National Market during each quarter. Net income per share and price range per share for fiscal year 1996 have been restated to relect the stock split noted above.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO HUTCHINSON TECHNOLOGY INCORPORATED:

We have audited the accompanying consolidated balance sheets of Hutchinson Technology Incorporated (a Minnesota corporation) and Subsidiaries as of September 28, 1997 and September 29, 1996, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended September 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hutchinson Technology Incorporated and Subsidiaries as of September 28, 1997 and September 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 1997 in conformity with generally accepted accounting principles.

                                                Arthur Andersen LLP

Minneapolis, Minnesota
October 29, 1997

Hutchinson Technology Incorporated and Subsidiaries    In thousands, except per share data and number of employees
-------------------------------------------------------------------------------------------------------------------
ELEVEN-YEAR SELECTED FINANCIAL DATA

  Annual Growth                                                             1997                1996           1995
-------------------------------------------------------------------------------------------------------------------
5-year    10-year   FOR THE YEAR:
-------------------------------------------------------------------------------------------------------------------
23%       19%       Net sales                                           $453,232            $353,186       $299,998
24        22        Gross profit                                         117,279              79,570         73,763
                         Percent of net sales                                26%                 23%            25%
31        23        Income (loss) from operations                       $ 52,716            $ 18,203       $ 28,921
                         Percent of net sales                                12%                  5%            10%
27        25        Net income (loss)                                   $ 41,909            $ 13,802       $ 21,078
                         Percent of net sales                                 9%                  4%             7%
32        22        Capital expenditures                                $ 82,639            $ 77,065       $ 44,472
28        31        Research and development expenses                     20,185              27,651         15,041
24        21        Depreciation expense                                  38,299              33,565         28,174
32        27        Cash flow from operating activities                   76,816              39,904         57,814
-------------------------------------------------------------------------------------------------------------------

                    AT YEAR END:
-------------------------------------------------------------------------------------------------------------------
28%       22%       Receivables                                         $ 86,044            $ 56,278       $ 40,683
37        21        Inventories                                           27,189              17,235         13,298
29        33        Working capital                                      173,156              62,102         54,284
33        21        Net property, plant and equipment                    175,253             121,706         93,816
32        25        Total assets                                         429,839             238,983        190,898
36        22        Total debt                                            78,194              58,945         37,700
                    Total debt as a percentage of total capitalization       22%                 31%            24%
30        28        Shareholders' investment                            $282,958            $133,684       $119,745
                    Return on shareholders' investment                       20%                 11%            20%
17        13        Number of employees                                    7,181               5,479          4,858
 5         6        Shares of stock outstanding                           19,619              16,356         16,341
-------------------------------------------------------------------------------------------------------------------

                    PER COMMON SHARE:
-------------------------------------------------------------------------------------------------------------------
19%       19%       Net income (loss)                                   $   2.21            $   0.82       $   1.28
24        21        Shareholders' investment (book value)                  14.42                8.17           7.33
                    Price range
29        17             High                                              38.38               21.83          29.67
32        17             Low                                               12.75               10.25           7.67
-------------------------------------------------------------------------------------------------------------------



Hutchinson Technology Incorporated and Subsidiaries    In thousands, except per share data and number of employees
-----------------------------------------------------------------------------------------------------------------------------
ELEVEN-YEAR SELECTED FINANCIAL DATA

  Annual Growth                                                             1994           1993           1992           1991
-----------------------------------------------------------------------------------------------------------------------------
5-year    10-year   FOR THE YEAR:
-----------------------------------------------------------------------------------------------------------------------------
23%       19%       Net sales                                           $238,794       $198,734       $160,340       $143,260
24        22        Gross profit                                          39,246         44,423         40,261         27,920
                         Percent of net sales                                16%            22%            25%            19%
31        23        Income (loss) from operations                       $  7,780       $  9,961       $ 13,581       $  7,265
                         Percent of net sales                                 3%             5%             8%             5%
27        25        Net income (loss)                                   $  5,880       $  8,554       $ 12,849       $  4,499
                         Percent of net sales                                 2%             4%             8%             3%
32        22        Capital expenditures                                $ 29,540       $ 46,768       $ 20,492       $ 17,747
28        31        Research and development expenses                      8,626          9,846          5,770          4,208
24        21        Depreciation expense                                  23,974         15,737         12,908         11,253
32        27        Cash flow from operating activities                   11,967         22,449         19,397         16,944
-----------------------------------------------------------------------------------------------------------------------------

                    AT YEAR END:
-----------------------------------------------------------------------------------------------------------------------------
28%       22%       Receivables                                         $ 39,115       $ 22,320       $ 25,454       $ 18,499
37        21        Inventories                                            9,529          7,899          5,638          4,580
29        33        Working capital                                       51,996         26,238         49,018         18,083
33        21        Net property, plant and equipment                     77,887         72,419         41,513         34,304
32        25        Total assets                                         151,148        116,639        109,126         65,992
36        22        Total debt                                            40,080         12,460         16,755         19,354
                    Total debt as a percentage of total capitalization       30%            12%            18%            37%
30        28        Shareholders' investment                            $ 94,619       $ 88,689       $ 77,025       $ 33,512
                    Return on shareholders' investment                        6%            10%            23%            14%
17        13        Number of employees                                    4,600          4,108          3,332          2,798
 5         6        Shares of stock outstanding                           15,999         15,993         15,519         11,907
-----------------------------------------------------------------------------------------------------------------------------

                    PER COMMON SHARE:
-----------------------------------------------------------------------------------------------------------------------------
19%       19%       Net income (loss)                                   $   0.36       $   0.53       $   0.91       $   0.37
24        21        Shareholders' investment (book value)                   5.91           5.55           4.96           2.81
                    Price range
29        17             High                                              13.29          16.58          10.67           4.58
32        17             Low                                                7.25           6.83           3.17           2.04
-----------------------------------------------------------------------------------------------------------------------------



Hutchinson Technology Incorporated and Subsidiaries     In thousands, except per share data and number of employees
-----------------------------------------------------------------------------------------------------------------------------
ELEVEN-YEAR SELECTED FINANCIAL DATA

  Annual Growth                                                             1990           1989           1988           1987
-----------------------------------------------------------------------------------------------------------------------------
5-year    10-year   FOR THE YEAR:
-----------------------------------------------------------------------------------------------------------------------------
23%       19%       Net sales                                           $122,444       $ 92,321       $113,714        $77,756
24        22        Gross profit                                          26,107          7,696         19,329         15,673
                         Percent of net sales                                21%             8%            17%            20%
31        23        Income (loss) from operations                       $  8,528       $ (7,221)      $  6,540        $ 6,400
                         Percent of net sales                                 7%            (8%)            6%             8%
27        25        Net income (loss)                                   $  5,338       $ (5,693)      $  4,267        $ 4,665
                         Percent of net sales                                 4%            (6%)            4%             6%
32        22        Capital expenditures                                $  6,794       $  9,568       $ 18,820        $10,955
28        31        Research and development expenses                      3,959          4,065          2,774          1,396
24        21        Depreciation expense                                   9,719         12,305          8,047          5,650
32        27        Cash flow from operating activities                   15,174          6,871          7,291          6,996
-----------------------------------------------------------------------------------------------------------------------------

                    AT YEAR END:
-----------------------------------------------------------------------------------------------------------------------------
28%       22%       Receivables                                         $ 20,216       $ 15,932       $ 19,166        $11,759
37        21        Inventories                                            5,913          3,898          5,119          4,205
29        33        Working capital                                       22,768         15,767         13,716         10,210
33        21        Net property, plant and equipment                     27,618         30,419         36,494         25,315
32        25        Total assets                                          64,669         55,775         63,095         45,577
36        22        Total debt                                            20,550         21,756         19,469         10,899
                    Total debt as a percentage of total capitalization       42%            48%            40%            31%
30        28        Shareholders' investment                            $ 28,834       $ 23,426       $ 28,888        $24,392
                    Return on shareholders' investment                       20%           (22%)           16%            21%
17        13        Number of employees                                    2,648          2,327          2,830          2,074
 5         6        Shares of stock outstanding                           11,844         11,823         11,634         11,436
-----------------------------------------------------------------------------------------------------------------------------

                    PER COMMON SHARE:
-----------------------------------------------------------------------------------------------------------------------------
19%       19%       Net income (loss)                                   $   0.45       $  (0.48)      $   0.36        $  0.40
24        21        Shareholders' investment (book value)                   2.43           1.98           2.48           2.13
                    Price range
29        17             High                                               4.50           5.08           7.33           8.17
32        17             Low                                                1.67           2.08           3.00           2.63
-----------------------------------------------------------------------------------------------------------------------------



DIRECTORS                                      EXECUTIVE MANAGEMENT TEAM
JEFFREY W. GREEN                               WAYNE M. FORTUN
Chairman of the Board                          President, Chief Executive Officer
Hutchinson Technology Incorporated             and Chief Operating Officer
DIRECTOR SINCE 1965.                           JOINED HTCH IN 1975.


WAYNE M. FORTUN                                JEFFREY W. GREEN
President, Chief Executive Officer             Chairman of the Board
and Chief Operating Officer                    JOINED HTCH IN 1965.
Hutchinson Technology Incorporated
DIRECTOR SINCE 1983.
                                               JOHN A. INGLEMAN
                                               Vice President, Chief Financial Officer
W. THOMAS BRUNBERG*                            and Secretary
Partner                                        JOINED HTCH IN 1977
Brunberg Thoresen Diaby & Associates, Ltd.
(Accounting Firm)
DIRECTOR SINCE 1975.                           REBECCA A. ALBRECHT
                                               Vice President, Human Resources
                                               JOINED HTCH IN 1983.
ARCHIBALD COX, JR.+
Chairman
Sextant Group, Inc.                            RICHARD C. MYERS
(Financial Advisory Firm)                      Vice President, Administration
Vice Chairman and President                    JOINED HTCH IN 1977.
Magnequench International, Inc.
(Magnetic Material Manufacturing)
DIRECTOR SINCE 1996.                           BEATRICE A. GRACZYK
                                               Vice President,
                                               Disk Drive Components Operations
JAMES E. DONAGHY*                              JOINED HTCH IN 1970.
President and Chief Executive Officer
Sheldahl, Inc.
(Electronics and Laminates Manufacturing)      R. SCOTT SCHAEFER
DIRECTOR SINCE 1992.                           Vice President,
                                               Chief Technical Officer
                                               JOINED HTCH IN 1979.
HARRY C. ERVIN+
Formerly Vice President and Investment Officer
Dain Bosworth Incorporated                     RICHARD J. PENN
(Investment Banking Firm)                      Vice President, Sales and Marketing
DIRECTOR SINCE 1969.                           JOINED HTCH IN 1981.


STEVEN E. LANDSBURG+                           PEGGY J. LIETZAU
Professor of Economics                         Corporate Planning Director
University of Rochester                        JOINED HTCH IN 1977.
DIRECTOR SINCE 1997.


RICHARD N. ROSETT*
Professor of Economics
Rochester Institute of Technology
DIRECTOR SINCE 1986.


* Members of the Audit Committee
+ Members of the Compensation Committee


SHAREHOLDERS' INFORMATION


ANNUAL SHAREHOLDERS' MEETING
Wednesday, January 28, 1998, at 10:30 a.m.
Minneapolis Marriott City Center Hotel
30 South Seventh Street
Minneapolis, Minnesota

COMMON STOCK LISTING
Traded in The Nasdaq National Market
Trading symbol: HTCH
Shareholders of record as of
December 2, 1997: 979

DIVIDEND POLICY
The Company has never paid any cash dividends on its common stock. The Company currently intends to retain all earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to payment of dividends will depend upon the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

LEGAL COUNSEL
Faegre & Benson LLP
Minneapolis, Minnesota

INDEPENDENT PUBLIC ACCOUNTANTS
Arthur Anderson LLP
Minneapolis, Minnesota

TRANSFER AGENT
Norwest Bank Minnesota, National Association
161 North Concord Exchange
P.O. Box 738
South St. Paul, Minnesota 55075-0738
(800) 468-9716

SUPPLEMENTAL INFORMATION
Shareholder Information
Todd J. Bradley
Hutchinson Technology Incorporated
40 West Highland Park
Hutchinson, Minnesota 55350
(800) 689-0755
World Wide Web:www.htch.com
E-Mail:todd.bradley@hti.htch.com

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on January 12, 1998.


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


Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 12, 1998.



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

                                       /s/ Archibald Cox, Jr.
                                       -----------------------------------
                                       Archibald Cox, Jr., Director

                                       /s/ James E. Donaghy
                                       -----------------------------------
                                       James E. Donaghy, Director

                                       /s/ Harry C. Ervin, Jr.
                                       -----------------------------------
                                       Harry C. Ervin, Jr., Director

                                       /s/ Jeffrey W. Green
                                       -----------------------------------
                                       Jeffrey W. Green, Director

                                       /s/ Steven E. Landsburg
                                       -----------------------------------
                                       Steven E. Landsburg, Director

                                       /s/ Richard N. Rosett
                                       -----------------------------------
                                       Richard N. Rosett, Director