Form 10-Q
period 1997-12-28
HUTCHINSON TECHNOLOGY INC
filed 1998-02-06
CIK 772897

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        DECEMBER 28, 1997
                               -------------------------------

                                         OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________________to ____________________

Commission File Number                     0-14709
                       ------------------------------------------------

                         HUTCHINSON TECHNOLOGY INCORPORATED
      -----------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                    MINNESOTA                              41-0901840
      -----------------------------------------      ------------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                  Identification No.)

                     40 WEST HIGHLAND PARK, HUTCHINSON, MINNESOTA 55350
      ------------------------------------------------------------------------
           (Address of principal executive offices)           (Zip code)

                                   (320) 587-3797
     -------------------------------------------------------------------------
                (Registrant's telephone number, including area code)


     --------------------------------------------------------------------------
        (Former name, address or fiscal year, if changed since last report)

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

As of January 30, 1998 the registrant had 19,661,323 shares of Common Stock issued and outstanding.


--------------------------------------------------------------------------------

                           PART I.  FINANCIAL INFORMATION
                           ITEM 1.  FINANCIAL STATEMENTS.

                         HUTCHINSON TECHNOLOGY INCORPORATED
                 CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                               (Dollars in thousands)


                                                December 28,  September 28,
                                                    1997           1997
                                                ------------  -------------
ASSETS
Current assets:
   Cash and cash equivalents                        $ 36,069       $ 98,340
   Securities available for sale                      19,421         20,211
   Trade receivables, net                             47,085         51,467
   GE lease receivable                                34,228         31,073
   Other receivables                                   3,326          3,504
   Inventories                                        35,389         27,189
   Prepaid taxes and other expenses                   13,278         11,562
                                                ------------   ------------
         Total current assets                        188,796        243,346

Property, plant and equipment, net                   226,362        175,253
Other assets                                          12,021         11,240
                                                ------------   ------------
                                                    $427,179       $429,839
                                                ------------   ------------
                                                ------------   ------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Current maturities of long-term debt             $  5,332       $  5,332
   Accounts payable and accrued expenses              51,619         39,373
   Accrued compensation                               21,913         19,407
   Accrued income taxes                                1,256          6,078
                                                ------------   ------------
         Total current liabilities                    80,120         70,190

Long-term debt, less current maturities               71,522         72,862
Other long-term liabilities                            3,803          3,829
Shareholders' investment:
  Common stock, $.01 par value, 45,000,000
    shares authorized, 19,637,000 and 19,619,000
    issued and outstanding                               196            196
  Additional paid-in capital                         150,926        150,676
  Retained earnings                                  120,612        132,086
                                                ------------   ------------
         Total shareholders' investment              271,734        282,958
                                                ------------   ------------
                                                    $427,179       $429,839
                                                ------------   ------------
                                                ------------   ------------

See accompanying notes to condensed consolidated financial statements.

                         HUTCHINSON TECHNOLOGY INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                       (In thousands, except per share data)


                                                    Thirteen Weeks Ended
                                                -----------------------------
                                                December 28,     December 29,
                                                    1997             1996
                                                ------------     ------------


Net sales                                           $88,982         $106,906

Cost of sales                                        89,478           75,794
                                                ------------     ------------

   Gross profit (loss)                                (496)           31,112

Selling, general and
   administrative expenses                           10,269           10,918

Research and development
   expenses                                           5,161            5,739
                                                ------------     ------------

   Income (loss) from operations                   (15,926)           14,455

Other income, net                                       567              306

Interest expense                                      (147)            (858)
                                                ------------     ------------
   Income (loss) before income taxes               (15,506)           13,903

Provision (benefit) for income taxes                (4,032)            2,786
                                                ------------     ------------

   Net income (loss)                              ($11,474)          $11,117
                                                ------------     ------------
                                                ------------     ------------

Basic earnings (loss) per common share              ($0.58)            $0.68
Diluted earnings (loss) per common share            ($0.58)            $0.65

Weighted average common shares outstanding           19,629           16,361
Weighted average common and diluted shares
outstanding                                          19,629           17,120

See accompanying notes to condensed consolidated financial statements.

                         HUTCHINSON TECHNOLOGY INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                               (Dollars in thousands)

                                                                   Thirteen Weeks Ended
                                                              -----------------------------
                                                              December 28,     December 29,
                                                                  1997             1996
                                                              ------------     ------------
Operating activities:
   Net income (loss)                                              ($11,474)         $11,117
   Adjustments to reconcile net income (loss) to
      cash provided by operating activities:
         Depreciation and amortization                               9,256            9,607
         Deferred income taxes                                     (1,938)            (296)
         Change in operating assets and liabilities (Note 4)         2,304            1,874
                                                              ------------     ------------
           Cash provided by (used for) operating activities        (1,852)           22,302
                                                              ------------     ------------
Investing activities:
   Capital expenditures                                           (56,794)          (8,491)
   Funding from GE lease receivable                                  5,468                -
   Expenditures from GE lease receivable                           (8,623)          (6,005)
   Sales of marketable securities                                    3,111                -
   Purchases of marketable securities                              (2,320)            (105)
                                                              ------------     ------------
          Cash used for investing activities                      (59,158)         (14,601)
                                                              ------------     ------------

Financing activities:
   Repayments of long-term debt                                    (1,340)          (1,339)
   Proceeds from issuance of long-term debt                              -           25,000
   Net proceeds from issuance of common stock                           79              236
                                                              ------------     ------------
           Cash provided by (used for) financing activities        (1,261)           23,897
                                                              ------------     ------------


Net increase (decrease) in cash and cash equivalents              (62,271)           31,598
                                                              ------------     ------------

Cash and cash equivalents at beginning of period                    98,340           22,884
                                                              ------------     ------------

Cash and cash equivalents at end of period                         $36,069          $54,482
                                                              ------------     ------------
                                                              ------------     ------------

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

(2)  RECENT ACCOUNTING PRONOUNCEMENT
During March 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which requires the disclosure of basic earnings per share and diluted earnings per share. Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per common share for the thirteen weeks ended December 28, 1997, and December 29, 1996, were determined on the assumption that the stock options were exercised when the grant price was below the market price. The Company adopted SFAS No. 128, effective December 15, 1997. As a result, the Company's reported earnings per share for the thirteen weeks ended December 29, 1996 were restated. The effect of this accounting change on previously reported earnings per share ("EPS") data was as follows:

                               Thirteen Weeks Ended
                                 December 29, 1996
                               ---------------------
     EPS as reported                  $0.66
     Effect of SFAS No. 128            0.02
                                      -----
     Basic EPS as restated            $0.68
                                      -----
                                      -----

If the Company had been in a net income position, 656,000 shares would have been included in the diluted earnings (loss) per share computation.

(3)  BUSINESS AND CUSTOMERS
The Company is the world's leading supplier of suspension assemblies for rigid disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the rigid disk drive industry. The Company also is evaluating other product opportunities in the medical devices market but does not expect any medical-related revenues in fiscal 1998. A breakdown of customer sales is as follows:

                                                     Thirteen Weeks Ended
                                               --------------------------------
                                               December 28,        December 29,
Percentage of Net Sales                            1997                1996
-----------------------                        ------------        ------------
Five Largest Customers                              87%                 86%
   SAE Magnetics, Ltd./TDK                          27                  13
   Read-Rite Corporation                            19                  13
   Seagate Technology Incorporated                  17                  36
   IBM                                              12                  10
   Yamaha Corporation                               12                  14

(4)  SUPPLEMENTARY CASH FLOW INFORMATION
                                                        Thirteen Weeks Ended
                                                    ----------------------------
                                                    December 28,    December 29,
                                                        1997            1996
                                                    ------------    ------------
Changes in operating assets and liabilities:
         Receivables, net                                 $4,559       ($10,210)
         Inventories                                     (8,200)           1,852
         Prepaid and other expenses                         (94)             139
         Accounts payable and accrued liabilities          6,065          10,111
         Other non-current liabilities                      (26)            (18)
                                                    ------------    ------------
                                                          $2,304        $  1,874
                                                    ------------    ------------
                                                    ------------    ------------

Cash paid for:
         Interest (net of amount capitalized)             $1,059          $  116
         Income taxes                                      2,548           1,569

Capitalized interest for the thirteen weeks ended December 28, 1997 was $1,441,000 compared to $455,000 for the comparable period in fiscal 1997.

                      HUTCHINSON TECHNOLOGY INCORPORATED
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 28, 1997 VS. THIRTEEN WEEKS ENDED DECEMBER 29,
1996.

Net sales for the thirteen weeks ended December 28, 1997 were $88,982,000, a decrease of $17,924,000 or 17% compared to the comparable period in fiscal 1997. This decrease was primarily due to decreased suspension assembly sales.

Gross loss for the thirteen weeks ended December 28, 1997 was $496,000, compared to a gross profit of $31,112,000 for the comparable period in fiscal 1997, and gross profit (loss) as a percent of net sales decreased from 29% to (1)%, primarily due to lower conventional suspension assembly sales volume and higher costs associated with TSA suspension assembly capacity expansion.

Selling, general and administrative expenses for the thirteen weeks ended December 28, 1997 were $10,269,000, a decrease of $649,000 or 6% compared to the comparable period in fiscal 1997. The decreased expenses were due primarily to decreased profit sharing and other incentive compensation costs of $2,744,000, partially offset by an increase in labor expenses of $761,000, increased recruitment and relocation of $560,000 and higher bad debt expense of $389,000. As a percent of net sales, selling, general and administrative expenses increased from 10% in the first quarter of fiscal 1997 to 12% in the first quarter of fiscal 1998.

Research and development expenses for the thirteen weeks ended December 28, 1997 were $5,161,000 compared to $5,739,000 for the thirteen weeks ended December 29, 1996. The prior year amount includes development expenses related to production of TSA prototype suspensions.

Other income for the thirteen weeks ended December 28, 1997 was $567,000, an increase of $261,000 from the comparable period in fiscal 1997, primarily due to an increase in interest income as a result of a higher average investment balance.

Interest expense for the thirteen weeks ended December 28, 1997 decreased $711,000 from the comparable period in fiscal 1997, primarily due to an increase in capitalization of interest of $986,000, offset partially by higher average outstanding debt.

The income tax benefit for the thirteen weeks ended December 28, 1997 was based on an estimated effective tax rate for the fiscal year of 26% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of the Company's Foreign Sales Corporation.

Net loss for the thirteen weeks ended December 28, 1997 was $11,474,000, compared to net income of $11,117,000 for the comparable period in fiscal 1997. As a percent of net sales, net income (loss) decreased from 10% to (13)% primarily due to the lower sales volume and higher fixed costs, noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flow from operations, cash balances and additional financing capacity. The Company's cash and cash equivalents decreased to $36,069,000 at December 28, 1997 compared to $98,340,000 at September 28, 1997. The Company used cash from operating activities of $1,852,000 for the thirteen weeks ended December 28, 1997.

Cash used for capital expenditures totaled $56,794,000 for the thirteen weeks ended December 28, 1997, an increase of $48,303,000 from the comparable period in fiscal 1997. The expenditures for the first quarter of fiscal 1998 were primarily for manufacturing and support equipment and construction costs for the Company's Sioux Falls, South Dakota plant and construction of an expansion to the Company's Hutchinson, Minnesota plant.

During the first quarter of fiscal 1997, the Company signed a Master Lease Agreement for up to $25,000,000 with General Electric Capital Corporation ("GE"). The agreement provided for leasing of manufacturing equipment in fiscal 1997. During the fourth quarter of fiscal 1997, the Company signed an amendment to the Master Lease Agreement with GE, providing for leasing of up to an additional $30,000,000 of manufacturing equipment in fiscal 1998. The Company serves as a purchasing agent on behalf of GE. As such, amounts expended on GE's behalf, but not yet reimbursed, are included on the accompanying consolidated balance sheet under GE lease receivable.

The Company established a $25,000,000 unsecured credit facility with The First National Bank of Chicago during the first quarter of fiscal 1996. At December 28, 1997, the Company had a letter of credit under this facility of $1,425,000 as security for its variable rate demand note. No other amounts were outstanding under the credit facility or letter of credit at December 28,1997.

The Company's financing agreements contain various restrictive covenants. As of December 28, 1997, the Company was in compliance with all such covenants.

The Company anticipates fiscal 1998 expenditures of approximately $200,000,000 primarily for manufacturing and support equipment and construction of the Company's Sioux Falls plant and the expansion of the Company's Hutchinson plant. These capital expenditures will support the Company's continued development of, and capacity expansion for, TSA suspension assemblies. Due to changes in market conditions, the Company currently does not anticipate financing plant construction with sale-leaseback transactions, as previously reported. The Company believes that its existing and available capital resources, including funds currently available under its credit facility, additional financing capacity, existing cash balances, cash equivalents and marketable securities, and any cash generated from operations, will be sufficient to meet its operating and capital expenditure requirements for fiscal 1998, as the Company transitions from conventional suspension assembly production to TSA suspension assembly production. However, if forecasted operating results do not meet the Company's expectations or if the Company is unable to obtain adequate financing at such time or times as such financing is required, the Company's future financial results and liquidity could be materially adversely affected.

The Company uses technology throughout its operations that will be affected by Year 2000 issues. During fiscal 1997, the Company implemented remediation steps to make the core business systems which are part of the Company's mid-range computer systems Year 2000 compliant. The Company also has initiated a company-wide project, to be completed in fiscal year 1998, to identify and assess the Year 2000 compliance of other Company systems and the Year 2000 compliance status of its critical suppliers. The expenses relating to Year 2000 compliance incurred in fiscal 1997 and for the thirteen weeks ended December 28, 1997 were not material, and the Company believes the amounts that may be required to be expensed in the future for such compliance will not have a material impact on its results of operations, liquidity and capital resources.

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

As in past years, disk drives continue to be the storage device of choice for applications requiring low access times and higher capacities because of their speed and low cost per megabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing areal density, the amount of data which can be stored on magnetic disks. Improvements in areal density have been attained by lowering the fly height of the read/write head, using smaller read/write heads with advanced air bearing designs, improving other components such as motors and media and using new read/write head types such as those of magneto-resistive (MR) design. The move to MR heads, which require more electrical leads, and the transition to smaller or pico-sized heads, which are more sensitive to mechanical variation, may compel drive manufacturers to use newer suspension technologies, such as the Company's TSA suspension assemblies. Although customer demand for TSA suspensions is growing, the Company expects that conventional suspensions will make up a majority of its shipments for the current fiscal year.

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

The Company generally experiences fluctuating selling prices due to product maturity, competitive pricing pressures and new product offerings. While many of the Company's current products are reaching or are in the mature phase of their life cycle and thus are experiencing declining prices, its newer products, such as TSA suspensions, have initially much higher selling prices.

The statements above under the heading "Market Trends and Certain
Contingencies" about demand for disk drives and suspension assemblies, including TSA suspensions, manufacturing yields and selling prices, and the statements above under the heading "Liquidity and Capital Resources" about anticipated capital expenditures, capital resources, and Year 2000 compliance expenditures, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including fluctuating order rates and product mix, slower or faster customer acceptance of its new products, difficulties in producing its TSA suspensions, difficulties in financing and expanding capacity, changes in manufacturing efficiencies, difficulties in implementing Year 2000 compliance and those discussed above. These factors may cause the Company's actual future results to differ materially from historical earnings and from the financial performance of the Company presently anticipated. Additional discussion of these and other factors may be found in the Company's Annual Report on Form 10-K for the year ended September 28, 1997 under the heading "Risk Factors".

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

10.4 Hutchinson Technology Incorporated 401-K Plan and related 401-K Trust (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, File No. 0-14709), and Amendment effective April 1, 1995 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), and Amendment effective April 1, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 23, 1996, File No. 0-14709).
 .
10.5 Directors' Retirement Plan effective as of January 1, 1992 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1992, File No. 0-14709), and Amendment to Directors' Retirement Plan effective as of November 19, 1997.

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

10.11 Master Lease Agreement dated as of December 19, 1996 between General Electric Capital Corporation, as Lessor, and Hutchinson Technology Incorporated, as Lessee (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996, File No. 014709), and Amendment dated June 30, 1997 to the Master Lease Agreement between General Electric Capital Corporation and Hutchinson Technology Incorporated.

10.12 Hutchinson Technology Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996, File No. 0-14709).

10.13   Hutchinson Technology Incorporated Incentive Bonus Plan.

11.1    Statement Regarding Computation of Net Income Per Share.

27.1    Financial Data Schedule.



* Exhibits 10.8 and 10.9 contain portions for which confidential treatment has been granted by the Securities and Exchange Commission.


     b) REPORTS ON FORM 8-K.

          No Current Reports on Form 8-K were filed during the thirteen weeks ended December 28, 1997.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HUTCHINSON TECHNOLOGY INCORPORATED


Date:     February 4, 1998         By   /s/Wayne M. Fortun
     --------------------------         -------------------------------------
                                        Wayne M. Fortun
                                        President, Chief Executive Officer and
                                        Chief Operating Officer



Date:     February 4, 1998         By   /s/John A. Ingleman
     --------------------------         -------------------------------------
                                        John A. Ingleman
                                        Vice President, Chief Financial Officer
                                        and Secretary

                                 INDEX TO EXHIBITS

  Exhibit
     No.                                                              Page
-----------                                                       -------------

    10.5     Amendment to Directors' Retirement Plan dated       Electronically
             November 19, 1997                                       Filed

   10.11     Amendment to Master Lease Agreement dated June 30,  Electronically
             1997                                                     Filed

   10.13     Hutchinson Technology Incorporated Incentive Bonus  Electronically
             Plan                                                     Filed

    11.1     Statement Regarding Computation of Net Income Per   Electronically
             Share                                                    Filed

    27.1     Financial Data Schedule                             Electronically
                                                                      Filed