Form 10-Q/A
period 1997-12-28
HUTCHINSON TECHNOLOGY INC
filed 1998-05-06
CIK 772897

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

--------------------------------------------------------------------------------

This Amendment on Form 10-Q/A is being filed for the purpose of amending and restating references to Exhibit 27 in Item 6 of, and Exhibit 27 to, the Registrant's Quarterly Report on Form 10-Q for the fiscal period ended December 28, 1997. Pursuant to Item 601(c)(2)(iii) of Regulation S-K, this Amendment restates Financial Data Schedules previously submitted by the Registrant to give effect to FASB Statement No. 128, "Earnings Per Share."

     On January 20, 1997 the Registrant announced that its Board of Directors approved a three-for-one stock split of the Registrant's common stock, effective at the close of business on February 11, 1997. Contemporaneously, the Registrant changed the par value of its common stock from $.02 per share to $.01 per share. Common stock, other shareholders' equity and earnings per share amounts in the restated financial data schedules filed hereby have been adjusted to reflect the stock split and par value change.

The following amends and restates Item 6 and Exhibit 27 in their entirety:

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

10.13   Hutchinson Technology Incorporated Incentive Bonus Plan.

11.1    Statement Regarding Computation of Net Income Per Share.

27.1    Financial Data Schedule.

27.2 Restated Financial Data Schedule for the years ended September 24, 1995; September 29, 1996 and September 28, 1997.

27.3 Restated Financial Data Schedule for the interim year to date periods ended December 24, 1995, March 24, 1996 and June 23, 1996.

27.4 Restated Financial Data Schedule for the interim year to date periods ended December 29, 1996, March 30, 1997 and June 29, 1997.

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


                                        HUTCHINSON TECHNOLOGY INCORPORATED


Date:     May 5, 1998               By  /s/Wayne M. Fortun
     --------------------------         -------------------------------------
                                        Wayne M. Fortun
                                        President, Chief Executive Officer and
                                        Chief Operating Officer



Date:     May 5, 1998               By  /s/John A. Ingleman
     --------------------------         -------------------------------------
                                        John A. Ingleman
                                        Vice President, Chief Financial Officer
                                        and Secretary

                                 INDEX TO EXHIBITS

  Exhibit
     No.                                                              Page
-----------                                                       -------------

    10.5     Amendment to Directors' Retirement Plan dated       Previously
             November 19, 1997                                      Filed

   10.11     Amendment to Master Lease Agreement dated June 30,  Previously
             1997                                                    Filed

   10.13     Hutchinson Technology Incorporated Incentive Bonus  Previously
             Plan                                                    Filed

    11.1     Statement Regarding Computation of Net Income Per   Previously
             Share                                                   Filed

    27.1     Financial Data Schedule                             Electronically
                                                                     Filed

    27.2     Restated Financial Data Schedule for the years      Electronically
             ended September 24, 1995, September 29, 1996            Filed
             and September 28, 1997.

    27.3     Restated Financial Data Schedule for the            Electronically
             interim year to date periods ended December            Filed
             24, 1995, March 24, 1996 and June 23, 1996.

    27.4     Restated Financial Data Schedule for the           Electronically
             interim year to date periods ended December            Filed
             29, 1996, March 30, 1997 and June 29, 1997.