Form 10-Q
period 1998-03-29
HUTCHINSON TECHNOLOGY INC
filed 1998-05-12
CIK 772897

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                MARCH 29, 1998
                              -------------------------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------   --------------

Commission File Number              0-14709
                       -----------------------------------

                         HUTCHINSON TECHNOLOGY INCORPORATED
       ---------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                MINNESOTA                                   41-0901840
    --------------------------------               ----------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                  40 WEST HIGHLAND PARK, HUTCHINSON, MINNESOTA 55350
        ---------------------------------------------------------------------
        (Address of principal executive offices)           (Zip code)

                                    (320) 587-3797
        ---------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


        ---------------------------------------------------------------------
(Former name, address or fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X       No
    -------------    ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 1, 1998 the registrant had 19,775,894 shares of Common Stock issued and outstanding.

                           PART I.  FINANCIAL INFORMATION
                           ITEM 1.  FINANCIAL STATEMENTS.

                         HUTCHINSON TECHNOLOGY INCORPORATED
                 CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                               (Dollars in thousands)


                                                     March 29,     September 28,
                                                        1998             1997
                                                   ------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                           $160,549         $ 98,340
   Securities available for sale                          8,483           20,211
   Trade receivables, net                                56,807           51,467
   GE lease receivable                                    5,945           31,073
   Other receivables                                      2,045            3,504
   Inventories                                           35,995           27,189
   Prepaid taxes and other expenses                      19,703           11,562
                                                   ------------    -------------
         Total current assets                           289,527          243,346

Property, plant and equipment, net                      291,892          175,253
Other assets                                             21,456           11,240
                                                   ------------    -------------
                                                       $602,875         $429,839
                                                   ------------    -------------
                                                   ------------    -------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Current maturities of long-term debt                $  4,613         $  5,332
   Accounts payable and accrued expenses                 90,251           39,373
   Accrued compensation                                  24,655           19,407
   Accrued income taxes                                   3,695            6,078
                                                   ------------    -------------
         Total current liabilities                      123,214           70,190

Long-term debt, less current maturities                  70,322           72,862
Convertible subordinated notes                          150,000              -
Other long-term liabilities                               1,279            3,829

Shareholders' investment:
   Common stock, $.01 par value, 45,000,000 shares
     authorized, 19,691,000 and 19,619,000 issued
     and outstanding                                        197              196
   Additional paid-in capital                           151,676          150,676
   Retained earnings                                    106,187          132,086
                                                   ------------    -------------
         Total shareholders' investment                 258,060          282,958
                                                   ------------    -------------
                                                       $602,875         $429,839
                                                   ------------    -------------
                                                   ------------    -------------

See accompanying notes to condensed consolidated financial statements.

                         HUTCHINSON TECHNOLOGY INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                       (In thousands, except per share data)


                                                       Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                                  -----------------------------           -----------------------------
                                                  March 29,            March 30,          March 29,            March 30,
                                                    1998                1997                 1998                1997
                                                  --------            ---------           ---------            --------
Net sales                                          $95,128            $124,259            $184,110             $231,165
Cost of sales                                       97,825              85,579             187,303              161,373
                                                  --------            ---------           ---------            --------
   Gross profit (loss)                              (2,697)             38,680              (3,193)              69,792
Selling, general and
   administrative expenses                          11,418              12,048              21,687               22,966
Research and development
   expenses                                          5,524               4,747              10,685               10,486
                                                  --------            ---------           ---------            --------
   Income (loss) from operations                   (19,639)             21,885             (35,565)              36,340
Other income, net                                      548                 861               1,115                1,167
Interest expense                                      (404)             (1,009)               (551)              (1,867)
                                                  --------            ---------           ---------            --------
   Income (loss) before income taxes               (19,495)             21,737             (35,001)              35,640
Provision (benefit) for income taxes                (5,070)              5,054              (9,102)               7,840
                                                  --------            ---------           ---------            --------
   Net income (loss)                              ($14,425)           $ 16,683            ($25,899)            $ 27,800
                                                  --------            ---------           ---------            --------
                                                  --------            ---------           ---------            --------

Basic earnings (loss) per common share              ($0.73)              $0.95              ($1.32)               $1.64
                                                  --------            ---------           ---------            --------
                                                  --------            ---------           ---------            --------
Diluted earnings (loss) per common share            ($0.73)              $0.91              ($1.32)               $1.57
                                                  --------            ---------           ---------            --------
                                                  --------            ---------           ---------            --------
Weighted average common shares
   outstanding                                      19,673              17,610              19,651               16,985
Weighted average common and
   diluted shares outstanding                       19,673              18,415              19,651               17,651

See accompanying notes to condensed consolidated financial statements.

                         HUTCHINSON TECHNOLOGY INCORPORATED
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                                (Dollars in thousands)


                                                                       Twenty-Six Weeks Ended
                                                                     ---------------------------
                                                                      March 29,         March 30,
                                                                        1998              1997
                                                                     ---------         ---------
Operating activities:
 Net income (loss)                                                   ($25,899)          $ 27,800
 Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
     Depreciation and amortization                                     19,918             19,268
     Deferred income taxes                                             (4,685)               543
     Change in operating assets and liabilities (Note 4)               16,886              5,688
                                                                     ---------         ---------
       Cash provided by operating activities                            6,220             53,299
                                                                     ---------         ---------

Investing activities:
 Capital expenditures                                                (114,848)           (29,430)
 Funding from GE lease receivable                                      24,055              1,450
 Expenditures from GE lease receivable                                 (7,463)           (13,073)
 Sales of marketable securities                                        16,542              2,195
 Purchases of marketable securities                                    (4,814)           (19,393)
                                                                     ---------         ---------
       Cash used for investing activities                             (86,528)           (58,251)
                                                                     ---------         ---------


Financing activities:
 Repayments of long-term debt                                          (3,259)            (3,255)
 Net proceeds from issuance of long-term debt                               -             25,000
 Net proceeds from issuance of convertible subordinated notes         145,320                 -
 Net proceeds from issuance of common stock                               456            104,316
                                                                     ---------         ---------
       Cash provided by financing activities                          142,517            126,061
                                                                     ---------         ---------

Net increase in cash and cash equivalents                              62,209            121,109

Cash and cash equivalents at beginning of period                       98,340             22,884
                                                                     ---------         ---------

Cash and cash equivalents at end of period                           $160,549           $143,993
                                                                     ---------         ---------
                                                                     ---------         ---------


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

(2)  BUSINESS AND CUSTOMERS
The Company is the world's leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company intends to maintain its position by continuing to develop suspension assemblies which meet the increasingly higher performance specifications of disk drive manufacturers, and is committed to reliably producing its suspension assemblies in high volume, with specialized design, expanded functionality and greater precision. The Company also is engaged in the development of product opportunities in the medical devices market but does not expect any medical-related revenue in fiscal 1998. A breakdown of customer sales is as follows:

                                Thirteen Weeks Ended     Twenty-Six Weeks Ended
                               ----------------------    ----------------------
                                March 29,   March 30,     March 29,   March 30,
Percentage of Net Sales           1998        1997          1998        1997
-----------------------        ----------  ----------    ----------  ----------
Five Largest Customers                87%         84%           87%         84%
   SAE Magnetics, Ltd./TDK            30          13            28          13
   Seagate Technology Incorporated    23          35            20          35
   IBM                                15          10            14          10
   Yamaha Corporation                 10          13            11          13
   Read-Rite Corporation               9          13            14          13

(3)  CONVERTIBLE SUBORDINATED NOTES

In March 1998, the Company completed a private placement of $150,000,000 aggregate principal amount of 6% Convertible Subordinated Notes due 2005 (the "Convertible Notes") with interest payable semiannually commencing September 15, 1998. The Convertible Notes are convertible, at the option of the holder, into Common Stock of the Company at any time prior to their stated maturity, unless previously redeemed or repurchased, at a conversion price of $28.35 per share. Beginning March 20, 2001, the Convertible Notes are redeemable, in whole or in part, at the option of the Company at 103.43% of their principal amount, and thereafter at prices declining to 100% at any time on and after March 15, 2005. In addition, upon the occurrence of certain events, each holder of the Convertible Notes may require the Company to repurchase all or a portion of such holder's Convertible Notes at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, to the date of the repurchase.

The Convertible Notes were issued by the Company and were sold in transactions exempt from registration under the Securities Act of 1933, as amended. The Company filed a Registration Statement registering the Convertible Notes and the shares of Common Stock of the Company into which the Convertible Notes are convertible.

(4)  SUPPLEMENTARY CASH FLOW INFORMATION


                                                        Twenty-Six Weeks Ended
                                                        -----------------------
                                                        March 29,      March 30,
                                                          1998           1997
                                                        --------       --------
Changes in operating assets and liabilities:
    Receivables, net                                     ($3,882)      ($12,047)
    Inventories                                           (8,806)          (625)
    Prepaid and other expenses                            (4,202)         1,455
    Accounts payable and accrued liabilities              36,326         18,941
    Other non-current liabilities                         (2,550)        (2,036)
                                                        --------       --------
                                                         $16,886         $5,688
                                                        --------       --------
                                                        --------       --------
Cash paid for:
    Interest (net of amount capitalized)                     $44         $1,211
    Income taxes                                          $2,708          5,144

Capitalized interest for the twenty-six weeks ended March 29, 1998 was $2,954,000 compared to $1,052,000 for the comparable period in fiscal 1997.

                         HUTCHINSON TECHNOLOGY INCORPORATED
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS.


GENERAL

The Company derives virtually all of its revenue from the sale of suspension assemblies to a small number of customers. Suspension assemblies are a critical component of hard disk drives and the Company's results of operations are highly dependent on the hard disk drive industry. The hard disk drive industry is intensely competitive and highly cyclical and the Company's results of operations have been adversely affected from time to time during hard disk drive industry slowdowns.

The Company experienced a significant reduction in demand for and shipments of its conventional suspension assemblies during the last part of the third quarter of fiscal 1997, the fourth quarter of fiscal 1997 and the first and second quarters of fiscal 1998. The Company believes this reduction was due to a slowdown in the disk drive industry's demand for disk drive components because of excess inventory held by drive and recording head manufacturers. The Company's operating results have been adversely affected by this slowdown, and operating activities consequently have not provided the cash needed to help fund planned capital expenditures that are necessary to meet steadily rising demand for the Company's TSA suspension assemblies. The Company believes that demand for its conventional suspension assemblies began to recover in the last weeks of the fiscal 1998 second quarter as disk drive inventory levels have been reduced; however, the Company believes shipments of conventional suspensions will continue to trail prior year levels as customer demand shifts towards TSA suspension assemblies.

The Company's gross margins have fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as the level of utilization of the Company's production capacity, changes in demand, product mix, selling prices and manufacturing yields, increases in production and engineering costs associated with initial production of new products and changes in the cost of or limitations on availability of materials. Cost-effective high-volume production of TSA suspensions has not yet been achieved by the Company in connection with its ramp-up of TSA suspension capacity. These production inefficiencies have resulted in significantly declining gross margins which have adversely affected operating results.

The Company's ability to introduce new products on a timely basis is an important factor in its continued success. New products initially have lower manufacturing yields and are produced in lower quantities than more mature products. Manufacturing yields generally improve as the product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Because the Company's business is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Assuming fixed product prices, small variations in capacity utilization or manufacturing yields generally have a significant impact on gross margins. The Company typically allows its customers to change or cancel orders without penalty up until approximately two weeks before scheduled shipment. Due to the absence of substantial noncancellable backlog, the Company plans its production and inventory based on forecasts of customer demands, which often fluctuate substantially. These factors, among others, create an environment where demand can vary significantly from week to week.

Growth in the Company's net sales depends, in part, on the successful expansion by the Company of its manufacturing capacity, manufacturing workforce and corporate infrastructure. In order to meet current and anticipated future demand for TSA suspension assemblies, the Company is continuing its planned expansion of TSA suspension production capacity. The Company currently anticipates spending approximately $200,000,000 during fiscal 1998 for plant construction and for expansion of TSA suspension production capacity. The Company anticipates that continued significant capital expenditures will be necessary in fiscal 1999 and 2000 for continued expansion of its TSA suspension production capacity as the Company transitions from conventional suspension assembly production to high volume TSA suspension assembly production, and to accommodate anticipated market growth. If the Company is not able to complete its current expansion plans in a timely manner and within acceptable budgets, its quarterly and annual results of operations will be materially and adversely affected.


RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 29, 1998 VS. THIRTEEN WEEKS ENDED MARCH 30, 1997.

Net sales for the thirteen weeks ended March 29, 1998 were $95,128,000, a decrease of $29,131,000 or 23% compared to the comparable period in fiscal 1997. This decrease was primarily due to decreased suspension assembly sales volume.

Gross loss for the thirteen weeks ended March 29, 1998 was $2,697,000, compared to a gross profit of $38,680,000 for the comparable period in fiscal 1997, and gross profit (loss) as a percent of net sales decreased from 31% to (3)%, primarily due to lower conventional suspension assembly sales volume and higher manufacturing costs associated with increased TSA suspension assembly production.

Selling, general and administrative expenses for the thirteen weeks ended March 29, 1998 were $11,418,000, a decrease of $630,000 or 5% compared to the comparable period in fiscal 1997. The decreased expenses were due primarily to decreased profit sharing and other incentive compensation costs of $3,430,000, offset by fees related to certain financing agreements of $1,290,000, increased labor expenses of $775,000, higher depreciation and lease expense of $477,000 and higher bad debt provision of $415,000. As a percent of net sales, selling, general and administrative expenses increased from 10% in the second quarter of fiscal 1997 to 12% in the second quarter of fiscal 1998.

Research and development expenses for the thirteen weeks ended March 29, 1998 were $5,524,000 compared to $4,747,000 for the thirteen weeks ended March 30, 1997. The increase was mainly due to increased expenses related to development of the Company's medical product and further TSA product development.

Other income, net, for the thirteen weeks ended March 29, 1998 was $548,000, a decrease of $313,000. The decrease was primarily due to a decrease in interest income as a result of a lower average investment balance.

Interest expense for the thirteen weeks ended March 29, 1998 was $404,000, a decrease of $605,000 from the comparable period in fiscal 1997, primarily due to an increase in capitalization of interest of $915,000 partially offset by higher average outstanding debt.

The income tax benefit for the thirteen weeks ended March 29, 1998 was based on an estimated effective tax rate for the fiscal year of 26% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of the Company's Foreign Sales Corporation.

Net loss for the thirteen weeks ended March 29, 1998 was $14,425,000, compared to net income of $16,683,000 for the comparable period in fiscal 1997. As a percent of net sales, net income decreased from 13% to (15)% primarily due to the lower sales volume and higher manufacturing costs, noted above.

TWENTY-SIX WEEKS ENDED MARCH 29, 1998 VS. TWENTY-SIX WEEKS ENDED MARCH 30, 1997.

Net sales for the twenty-six weeks ended March 29, 1998 were $184,110,000, a decrease of $47,055,000 or 20% compared to the comparable period in fiscal 1997. This decrease was primarily due to decreased suspension assembly sales volume.

Gross loss for the twenty-six weeks ended March 29, 1998 was $3,193,000, compared to a gross profit of $69,792,000 for the comparable period in fiscal 1997, and gross profit (loss) as a percent of net sales decreased from 30% to
(2)%, primarily due to lower conventional suspension assembly sales volume and higher manufacturing costs associated with increased TSA suspension assembly production.

Selling, general and administrative expenses for the twenty-six weeks ended March 29, 1998 were $21,687,000, a decrease of $1,279,000 or 6% compared to the comparable period in fiscal 1997. The decreased expenses were due primarily to decreased profit sharing and other incentive compensation costs of $6,174,000, partially offset by increased labor expenses of $1,536,000, fees related to certain financing agreements of $1,290,000, higher bad debt provision of $804,000, higher depreciation and lease expense of $607,000 and increased recruitment and relocation expenses of $525,000. As a percent of net sales, selling, general and administrative expenses increased from 10% for the twenty-six weeks ended March 30, 1997 to 12% for the twenty-six weeks ended March 29, 1998.

Research and development expenses for the twenty-six weeks ended March 29, 1998 were $10,685,000 compared to $10,486,000 for the twenty-six weeks ended March 30, 1997. The increase was mainly due to increased expenses related to development of the Company's medical product and further TSA product development, offset partially by lower development expenses related to production of TSA prototype suspensions.

Other income, net, for the twenty-six weeks ended March 29, 1998 was $1,115,000, a decrease of $52,000. The decrease was due to a decrease in interest income as a result of a lower average investment balance.

Interest expense for the twenty-six weeks ended March 29, 1998 was $551,000, a decrease of $1,316,000 from the comparable period in fiscal 1997, primarily due to an increase in capitalization of interest of $1,901,000, offset partially by higher average outstanding debt.

The income tax benefit for the twenty-six weeks ended March 29, 1998 was based on an estimated effective tax rate for the fiscal year of 26% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of the Company's Foreign Sales Corporation.

Net loss for the twenty-six weeks ended March 29, 1998 was $25,899,000, compared to net income of $27,800,000 for the comparable period in fiscal 1997. As a percent of net sales, net income decreased from 12 to (14)% primarily due to the lower sales volume and higher manufacturing costs, noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash balances, cash flow from operations and additional financing capacity. The Company's cash and cash equivalents increased to $160,549,000 at March 29, 1998 as compared to $36,069,000 at December 28, 1997 and as compared to $98,340,000 at September 28, 1997. The increase is a result of the private placement of convertible subordinated notes by the Company described below. The Company generated cash from operating activities of $6,220,000 for the twenty-six weeks ended March 29, 1998.

Cash used for capital expenditures totaled $114,848,000 for the twenty-six weeks ended March 29, 1998, an increase of $85,418,000 from the comparable period in fiscal 1997. The expenditures for the twenty-six weeks ended March 29, 1998 were primarily related to expansion of TSA suspension capacity, including manufacturing and support equipment, construction costs for the Company's Sioux Falls, South Dakota plant and construction of an expansion to the Company's Hutchinson, Minnesota plant.

In March 1998, the Company issued and sold $150,000,000 aggregate principal amount of its 6% Convertible Subordinated Notes due 2005 (the "Convertible Notes") to NationsBanc Montgomery Securities LLC and First Chicago Capital Markets, Inc., which resold the Convertible Notes to qualified institutional buyers and institutional accredited investors. The Company intends to use the net proceeds from the issuance and sale of the Convertible Notes primarily to fund capital expenditures to expand TSA suspension capacity.

During the first quarter of fiscal 1997, the Company signed a Master Lease Agreement with General Electric Capital Corporation ("GE"), providing for leasing of manufacturing equipment in fiscal 1997. During the fourth quarter of fiscal 1997, the Company signed an amendment to the Master Lease Agreement with GE, providing for leasing of up to $30,000,000 of manufacturing equipment in fiscal 1998, $24,055,000 of which had been funded at March 29, 1998. The Company serves as a purchasing agent on behalf of GE. As such, amounts expended on GE's behalf, but not yet reimbursed, are included on the accompanying consolidated balance sheet under GE lease receivable.

The Company established a $25,000,000 unsecured credit facility ("Credit Facility") with The First National Bank of Chicago during the first quarter of fiscal 1996. In March 1998, the Company amended the Credit Facility solely to permit a letter of credit of $1,425,000, as security for its variable rate demand note with the City of Hutchinson, which letter of credit was outstanding at March 29, 1998. The Company is not permitted to incur any additional borrowings under the Credit Facility, and the Company currently does not have available, and has no commitments for, a revolving credit or other similar borrowing facility.

The Company's financing agreements contain various restrictive covenants. As of March 29, 1998, the Company was in compliance with all such covenants.

The Company currently anticipates fiscal 1998 capital expenditures of approximately $200,000,000, primarily related to expansion of TSA suspension capacity, including manufacturing and support equipment, construction of the Company's Sioux Falls assembly plant and the expansion of the Company's Hutchinson, Minnesota plant. These capital expenditures will support the Company's continued development of, and capacity expansion for, TSA suspension assemblies. The Company believes the net proceeds from the issuance and sale of the Convertible Notes by the Company in March 1998, any cash generated from operations and anticipated future revenue will be sufficient to meet its operating expenses, debt service requirements under the Convertible Notes and other outstanding indebtedness and capital expenditure requirements through fiscal 1999, as the Company continues to transition from conventional suspension assembly production to high-volume TSA suspension assembly production.

The Company anticipates that continued significant capital expenditures will be necessary in fiscal 1999 and 2000 for continued expansion of its TSA suspension production capacity, and to accommodate anticipated market growth. In that regard, beyond fiscal 1999 the Company may require significant additional external financing to fund operations, debt service and capital expenditures. The Company's ability to fund its future liquidity needs depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in the hard disk drive industry as well as general economic, financial, competitive and other factors that are beyond its control. If forecasted operating results do not meet the Company's expectations or if the Company is unable to obtain adequate financing at such time or times as such financing is required, the Company's future financial results and liquidity could be materially adversely affected. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that the Company will be able to obtain additional financing in an amount sufficient to enable the Company to service its indebtedness (including the Convertible Notes), make necessary capital expenditures or fund its operations.

In connection with the sale of the Convertible Notes by the Company in March 1998, the Company incurred $150 million in additional indebtedness which increased the ratio of total debt to total capitalization from 22.3%, at February 22, 1998, to 46.6% at March 29, 1998. As a result of this increased leverage, the Company's interest obligations increased substantially. To the extent that a substantial portion of the Company's cash flow from operations is used to pay the principal of, and interest on, its indebtedness, such cash flow will not be available to fund future operations and capital expenditures. There is no assurance that the Company's operating cash flow will be sufficient to meet its debt service requirements or to repay the Convertible Notes at maturity or upon a Repurchase Event (as defined in the Indenture for such Convertible Notes).

The Company uses technology throughout its operations that will be affected by Year 2000 issues. During fiscal 1997, the Company implemented remediation steps to make the core business systems which are part of the Company's computer systems Year 2000 compliant. The Company also has initiated a company-wide project, to be completed during the current fiscal year, to identify and assess other Company systems for Year 2000 compliance and the Year 2000 compliance status of its critical suppliers. The expenses relating to Year 2000 compliance incurred in fiscal 1997 and for the twenty-six weeks ended March 29, 1998 were not material, and the Company believes the amounts that will be required to be expensed in the future for such compliance will not have a material impact on its results of operations, liquidity and capital resources.

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

The statements above under the headings "General" and "Market Trends and Certain Contingencies" about demand for disk drives and suspension assemblies, including TSA suspensions, manufacturing yields and selling prices, and the statements above under the headings "General" and "Liquidity and Capital Resources" about anticipated capital expenditures and capital resources, and the statements above under the heading "Liquidity and Capital Resources" about Year 2000 compliance expenditures, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including fluctuating order rates and product mix, slower or faster customer acceptance of the Company's new products, difficulties in producing its TSA suspensions, difficulties in financing and expanding capacity, changes in manufacturing efficiencies, difficulties in implementing Year 2000 compliance and the other risks and uncertainties discussed above. These factors may cause the Company's actual future results to differ materially from historical earnings and from the financial performance of the Company presently anticipated. Additional discussion of these and other factors may be found in the Company's Registration Statement on Form S-3, filed on April 15, 1998.

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

                            PART II.  OTHER INFORMATION

                           ITEM 2.  CHANGES IN SECURITIES

On March 18, 1998, the Company issued and sold $150,000,000 aggregate principal amount of its 6% Convertible Subordinated Notes due 2005 (the "Convertible Notes") to NationsBanc Montgomery Securities LLC and First Chicago Capital Markets, Inc. (the "Initial Purchasers") in a transaction exempt from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act. The discount to the Initial Purchasers on the aggregate offering price of $150,000,000 was 3%, or $4,500,000, resulting in net proceeds to the Company of $145,500,000 (before deducting offering expenses payable by the Company). The Initial Purchasers resold the Convertible Notes, in transactions not requiring registration under the Securities Act, to persons the Initial Purchasers reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act and to a limited number of institutional accredited investors within the meaning of Rule 501(a)(1), (2), (3) or (7) under the Securities Act. The Convertible Notes are convertible, at the option of the holder of such Convertible Notes, into Common Stock of the Company at any time prior to their stated maturity, unless previously redeemed or repurchased, at an initial conversion price of $28.35 per share.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's 1998 Annual Meeting of Shareholders held on January 28th, 1998, the shareholders approved the following:

      (a) the election of directors to serve until their successors are duly elected. Each nominated director was elected as follows:

           Director - Nominee             Votes For   Votes Withheld
           ------------------            ----------   --------------
           W. Thomas Brunberg            18,699,642           71,085
           Archibald Cox, Jr.            18,707,132           63,595
           James E. Donaghy              18,705,192           65,535
           Harry C. Ervin, Jr.           18,701,528           69,199
           Wayne M. Fortun               18,708,332           62,395
           Jeffrey W. Green              18,707,132           63,595
           Steven E. Landsburg           18,693,888           76,839
           Richard N. Rosett             18,701,058           69,669

      (b) a proposal to approve the Hutchinson Technology Incorporated Incentive Bonus Plan. The proposal received 17,958,585 votes for, and 405,791 votes against, approval. There were 129,388 abstentions and 276,963 broker non-votes.

      (c) a proposal to ratify the appointment of Arthur Andersen LLP to serve as independent public accountants of the Company for the fiscal year ending September 27, 1998. The proposal received 18,662,925 votes for, and 43,549 votes against, ratification. There were 64,253 abstentions and no broker non-votes.

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

      4.2   Indenture dated as of March 18, 1998 between the Company and U.S. Bank
            National Association, as Trustee (incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-50143).

      4.3   Purchase Agreement dated March 12, 1998 by and among the Company,
            NationsBanc Montgomery Securities LLC and First Chicago Capital Markets,
            Inc. (incorporated by reference to Exhibit 4.7 to Registration Statement
            No. 333-50143).

      4.4   Shelf Registration Agreement dated as of March 18, 1998 by and among the
            Company, NationsBanc Montgomery Securities LLC and First Chicago Capital
            Markets, Inc. (incorporated by reference to Exhibit 4.8 to Registration
            Statement No. 333-50143).

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

      10.4  Hutchinson Technology Incorporated 401-K Plan and related 401-K Trust
            (incorporated by reference to Exhibit 10.10 to the Company's Annual
            Report on Form 10-K for the fiscal year ended September 30, 1990, File
            No. 0-14709), Amendment effective April 1, 1995 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
            for the quarter ended March 24, 1996, File No. 0-14709), and Amendment effective April 1, 1996 (incorporated by reference to Exhibit 10.4 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended June 23,
            1996, File No. 0-14709).

      10.5  Directors' Retirement Plan effective as of January 1, 1992 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K
            for the fiscal year ended September 27, 1992, File No. 0-14709), and
            Amendment to Directors' Retirement Plan effective as of November 19, 1997
            (incorporated by reference to Exhibit 10.5 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended December 28, 1997, File No.
            0-14709).

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

      10.11 Master Lease Agreement dated as of December 19, 1996 between General
            Electric Capital Corporation, as Lessor ("GE"), and Hutchinson Technology
            Incorporated, as Lessee (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            December 29, 1996, File No. 0-14709), Amendment dated June 30, 1997 to the
            Master Lease Agreement between GE and Hutchinson Technology Incorporated
            (incorporated by reference to Exhibit 10.11 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended December 28, 1997, File No. 0-14709), and letter amendment dated March 5, 1998 to the Master Lease Agreement between GE and Hutchinson Technology Incorporated.

      10.12 Hutchinson Technology Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q
            for the quarter ended December 29, 1996, File No. 0-14709).

      10.13 Hutchinson Technology Incorporated Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q
            for the quarter ended December 28, 1997, File No. 0-14709).

      11.1  Statement Regarding Computation of Per Share Earnings.

      27.1  Financial Data Schedule.



      * Exhibits 10.8 and 10.9 contain portions for which confidential treatment has been granted by the Securities and Exchange Commission.

    B) REPORTS ON FORM 8-K.

    The following Current Reports on Form 8-K were filed by the Company during the thirteen weeks ended March 29, 1998:

          1.  Current Report on Form 8-K dated February 27, 1998; and

          2.  Current Report on Form 8-K dated March 18, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HUTCHINSON TECHNOLOGY INCORPORATED


Date:      May 7, 1998          By    /s/ Wayne M. Fortun
     ----------------------           ---------------------------------------
                                      Wayne M. Fortun
                                      President, Chief Executive Officer and
                                      Chief Operating Officer


Date:      May 7, 1998          By    /s/ John A. Ingleman
     ----------------------           ---------------------------------------
                                      John A. Ingleman
                                      Vice President, Chief Financial Officer
                                      and Secretary

                                INDEX TO EXHIBITS


  Exhibit
    No.                                                               Page
-----------                                                      -------------
   10.11     Letter amendment dated March 5, 1998 to the Master  Electronically
             Agreement between General Electric Capital               Filed
             Lease Corporation and Hutchinson Technology
             Incorporated


    11.1     Statement Regarding Computation of Per Share        Electronically
             Earnings                                                  Filed


    27.1     Financial Data Schedule                             Electronically
                                                                      Filed
