Form 10-Q
period 1998-06-28
HUTCHINSON TECHNOLOGY INC
filed 1998-08-07
CIK 772897

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          JUNE 28, 1998
                              ---------------------------------------

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ---------------    ---------------------

Commission File Number            0-14709
                         -------------------------

                          HUTCHINSON TECHNOLOGY INCORPORATED
         -------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                   MINNESOTA                           41-0901840
          ------------------------------     --------------------------------
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

As of July 31, 1998 the registrant had 19,777,499 shares of Common Stock issued and outstanding.


-------------------------------------------------------------------------------

                           PART I.  FINANCIAL INFORMATION
                           ITEM 1.  FINANCIAL STATEMENTS.

                         HUTCHINSON TECHNOLOGY INCORPORATED
                 CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                                (Dollars in thousands)





                                                      June 28,   September 28,
                                                        1998         1997
                                                      --------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                          $107,924     $ 98,340
   Securities available for sale                         6,531       20,211
   Trade receivables, net                               53,057       51,467
   GE lease receivable                                   6,014       31,073
   Other receivables                                     3,895        3,504
   Inventories                                          30,262       27,189
   Prepaid taxes and other expenses                     22,547       11,562
                                                      --------     --------
       Total current assets                            230,230      243,346

Property, plant and equipment, net                     310,045      175,253
Other assets                                            22,359       11,240
                                                      --------     --------
                                                      $562,634     $429,839
                                                      --------     --------
                                                      --------     --------

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Current maturities of long-term debt               $  4,613     $  5,332
   Accounts payable and accrued expenses                58,111       39,373
   Accrued compensation                                 25,239       19,407
   Accrued income taxes                                  3,366        6,078
                                                      --------     --------
       Total current liabilities                        91,329       70,190

Long-term debt, less current maturities                 70,122       72,862
Convertible subordinated notes                         150,000           -
Other long-term liabilities                              1,254        3,829
Shareholders' investment:
   Common stock, $.01 par value, 45,000,000 shares         198          196
    authorized, 19,777,000 and 19,619,000 issued
    and outstanding
   Additional paid-in capital                          152,794      150,676
   Retained earnings                                    96,937      132,086
                                                      --------     --------
       Total shareholders' investment                  249,929      282,958
                                                      --------     --------
                                                      $562,634     $429,839
                                                      --------     --------
                                                      --------     --------

 See accompanying notes to condensed consolidated financial statements.

                         HUTCHINSON TECHNOLOGY INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                       (In thousands, except per share data)





                                                          Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                                         -----------------------       -----------------------
                                                         June 28,       June 29,       June 28,       June 29,
                                                           1998           1997           1998           1997
                                                         --------       --------       --------       --------

Net sales                                                $107,127       $121,713       $291,237       $352,878

Cost of sales                                             105,472         88,534        292,775        249,907
                                                         --------       --------       --------       --------

  Gross profit (loss)                                       1,655         33,179         (1,538)       102,971

Selling, general and
  administrative expenses                                   9,589         11,955         31,276         34,921

Research and development
  expenses                                                  4,652          4,671         15,337         15,157
                                                         --------       --------       --------       --------

  Income (loss) from operations                           (12,586)        16,553        (48,151)        52,893

Other income, net                                           1,840          1,759          2,955          2,926

Interest expense                                           (1,764)          (759)        (2,315)        (2,626)
                                                         --------       --------       --------       --------

  Income (loss) before income taxes                       (12,510)        17,553        (47,511)        53,193

Provision (benefit) for income taxes                       (3,260)         3,855        (12,362)        11,695
                                                         --------       --------       --------       --------

  Net income (loss)                                       ($9,250)      $ 13,698       ($35,149)      $ 41,498
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

Basic earnings (loss) per common share                     ($0.47)         $0.70         ($1.79)         $2.33
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------
Diluted earnings (loss) per common share                   ($0.47)         $0.68         ($1.79)         $2.24
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

Weighted average common shares
  outstanding                                              19,755         19,531         19,686         17,834

Weighted average common and
  diluted shares outstanding                               19,755         20,276         19,686         18,526

See accompanying notes to condensed consolidated financial statements.

                         HUTCHINSON TECHNOLOGY INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                               (Dollars in thousands)


                                                                            Thirty-Nine Weeks Ended
                                                                           -------------------------
                                                                           June 28,         June 29,
                                                                             1998             1997
                                                                           --------         --------
Operating activities:
 Net income (loss)                                                         ($35,149)        $ 41,498
 Adjustments to reconcile net income (loss) to
  cash provided by (used for) operating activities:
   Depreciation and amortization                                             33,239           28,995
   Deferred income taxes                                                    (12,149)            (752)
   Change in operating assets and liabilities (Note 6)                       10,037           (5,148)
                                                                           --------         --------
         Cash provided by (used for) operating activities                    (4,022)          64,593
                                                                           --------         --------

Investing activities:
 Capital expenditures                                                      (159,416)         (51,588)
 Funding from GE lease receivable                                            29,523            3,526
 Increase in GE lease receivable                                            (13,001)         (21,872)
 Sales of marketable securities                                              18,541            4,195
 Purchases of marketable securities                                          (4,860)         (27,393)
                                                                           --------         --------
         Cash used for investing activities                                (129,213)         (93,132)
                                                                           --------         --------

Financing activities:
 Repayments of long-term debt                                                (3,459)          (3,455)
 Net proceeds from issuance of long-term debt                                     -           25,000
 Net proceeds from issuance of convertible subordinated notes               145,320                -
 Net proceeds from issuance of common stock                                     958          104,359
                                                                           --------         --------
         Cash provided by financing activities                              142,819          125,904
                                                                           --------         --------

Net increase in cash and cash equivalents                                     9,584           97,365

Cash and cash equivalents at beginning of period                             98,340           22,884
                                                                           --------         --------

Cash and cash equivalents at end of period                                 $107,924         $120,249
                                                                           --------         --------
                                                                           --------         --------


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

(2)  RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE
INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.
SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of adoption of SFAS 133. However, adoption of SFAS 133 could increase volatility in earnings.

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



                                       Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                       --------------------   -----------------------
                                        June 28,   June 29,    June 28,     June 29,
Percentage of Net Sales                   1998       1997        1998         1997
-----------------------                ---------   --------   ----------   ----------

Six Largest Customers                         84%       84%          88%        85%
   SAE Magnetics, Ltd./TDK                    28        13           28         13
   IBM                                        18        12           16         11
   Seagate Technology Incorporated            17        35           19         35
   Read-Rite Corporation                       9        12           12         13
   HSPC                                        7         0            4          0
   Yamaha                                      5        12            9         13

(4)  CONVERTIBLE SUBORDINATED NOTES

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

(5)  INVENTORIES

All inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following:


                                               June 28,      September 28,
                                                 1998             1997
                                               --------      -------------
         Raw materials                          $ 8,502           $10,560
         Work in process                         14,403             5,950
         Finished goods                           7,572            10,919
         LIFO reserve                              (215)             (240)
                                               --------      ------------
                                                $30,262           $27,189
                                               --------      ------------
                                               --------      ------------

(6)  SUPPLEMENTARY CASH FLOW INFORMATION


                                                   Thirty-Nine Weeks Ended
                                                  -------------------------
                                                   June 28,       June 29,
                                                     1998           1997
                                                  ----------     ----------
Changes in operating assets and liabilities:
    Receivables, net                                ($1,981)      ($15,109)
    Inventories                                      (3,073)        (3,485)
    Prepaid and other expenses                       (5,552)           426
    Accounts payable and accrued liabilities         23,218         15,075
    Other non-current liabilities                    (2,575)        (2,055)
                                                    -------       --------
                                                    $10,037        ($5,148)
                                                    --------      --------
                                                    --------      --------
Cash paid for:
    Interest (net of amount capitalized)            $   -          $ 1,502
    Income taxes                                      2,883         10,424

Capitalized interest for the thirty-nine weeks ended June 28, 1998 was $5,123,000 compared to $1,905,000 for the comparable period in fiscal 1997.

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

The Company experienced a significant reduction in demand for and shipments of its conventional suspension assemblies during the last part of the fiscal 1997 third quarter, the fourth quarter of fiscal 1997 and the first and second quarters of fiscal 1998. The Company believes this reduction was due to a slowdown in the disk drive industry's demand for disk drive components, primarily because of excess inventory held by drive and recording head manufacturers. The Company's operating results were adversely affected by this slowdown, and operating activities consequently have not provided the cash needed to help fund capital expenditures that are necessary to meet steadily rising demand for the Company's TSA suspension assemblies. The Company's shipments of conventional suspensions continued to decline in the third quarter of fiscal 1998 due to continuing weak demand among the major disk drive manufacturers. The Company believes shipments of conventional suspensions will continue to trail prior year levels as customer demand shifts towards TSA suspension assemblies.

The Company's gross margins have fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as the level of utilization of the Company's production capacity, changes in demand, product mix, selling prices and manufacturing yields, increases in production and engineering costs associated with production of new products and changes in the cost, or limitations on availability, of materials. Cost-effective high-volume production of TSA suspensions has not yet been achieved by the Company in connection with its ramp-up of TSA suspension capacity. These production inefficiencies have resulted in significantly declining gross margins which have adversely affected operating results.

The Company's ability to introduce new products on a timely basis is an important factor in its continued success. New products have lower manufacturing yields and are produced in lower quantities than more mature products. Manufacturing yields generally improve as the product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Because the Company's business is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Assuming fixed product prices, small variations in capacity utilization or manufacturing yields generally have a significant impact on gross margins. The Company typically allows customers to change or cancel orders on short notice without penalty.
The Company therefore plans its production and inventory based on forecasts of customer demand rather than on order backlog. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins.

Growth in the Company's net sales depends, in part, on the successful expansion by the Company of its manufacturing capacity, manufacturing work force and corporate infrastructure. In order to meet current and anticipated future demand for TSA suspension assemblies, the Company is continuing its planned expansion of TSA suspension production capacity. The Company currently anticipates spending approximately $200,000,000 during fiscal 1998 for expansion of TSA suspension production capacity and for plant construction. The Company anticipates that continued significant capital expenditures will be necessary in fiscal 1999 and 2000 for continued expansion of its TSA suspension production capacity as the Company transitions from conventional suspension assembly production to high volume TSA suspension assembly production, and to accommodate anticipated market growth. If the Company is not able to finance or complete its current expansion plans in a timely manner and within acceptable budgets, its quarterly and annual results of operations may be materially adversely affected.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 28, 1998 VS. THIRTEEN WEEKS ENDED JUNE 29, 1997.
Net sales for the thirteen weeks ended June 28, 1998 were $107,127,000, a decrease of $14,586,000 or 12% compared to the comparable period in fiscal 1997. This decrease was primarily due to decreased conventional suspension assembly sales volume.

Gross profit for the thirteen weeks ended June 28, 1998 was $1,655,000 compared to $33,179,000 for the comparable period in fiscal 1997, and gross profit as a percent of net sales decreased from 27% to 2%, primarily due to lower conventional suspension assembly sales volume and higher manufacturing costs associated with increased TSA suspension assembly production.

Selling, general and administrative expenses for the thirteen weeks ended June 28, 1998 were $9,589,000, a decrease of $2,366,000 or 20% compared to the comparable period in fiscal 1997. The decreased expenses were due primarily to decreased profit sharing and other incentive compensation costs of $2,739,000, lower recruitment and relocation expenses of $359,000 and lower travel and training of $339,000, offset partially by higher depreciation and lease expense of $708,000, increased labor expenses of $505,000 and higher bad debt provision of $327,000. As a percent of net sales, selling, general and administrative expenses decreased from 10% in the third quarter of fiscal 1997 to 9% in the third quarter of fiscal 1998.

Interest expense for the thirteen weeks ended June 28, 1998 was $1,764,000, an increase of $1,005,000 from the comparable period in fiscal 1997, primarily due to higher average outstanding debt partially offset by an increase in capitalization of interest of $1,316,000.

The income tax benefit for the thirteen weeks ended June 28, 1998 was based on an estimated effective tax rate for the fiscal year of 26% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of the Company's Foreign Sales Corporation.

Net loss for the thirteen weeks ended June 28, 1998 was $9,250,000, compared to net income of $13,698,000 for the comparable period in fiscal 1997. As a percent of net sales, net income (loss) decreased from 11% to (9)% primarily due to the lower sales volume and higher manufacturing costs, noted above.

THIRTY-NINE WEEKS ENDED JUNE 28, 1998 VS. THIRTY-NINE WEEKS ENDED JUNE 29, 1997.

Net sales for the thirty-nine weeks ended June 28, 1998 were $291,237,000, a decrease of $61,641,000 or 17% compared to the comparable period in fiscal 1997. This decrease was primarily due to decreased conventional suspension assembly sales volume.

Gross loss for the thirty-nine weeks ended June 28, 1998 was $1,538,000, compared to a gross profit of $102,971,000 for the comparable period in fiscal 1997, and gross profit (loss) as a percent of net sales decreased from 29% to
(1)%, primarily due to lower conventional suspension assembly sales volume and higher manufacturing costs associated with increased TSA suspension assembly production.

Selling, general and administrative expenses for the thirty-nine weeks ended June 28, 1998 were $31,276,000, a decrease of $3,645,000 or 10% compared to the comparable period in fiscal 1997. The decreased expenses were due primarily to decreased profit sharing and other incentive compensation costs of $8,913,000, partially offset by increased labor expenses of $2,041,000, higher depreciation and lease expense of $1,315,000, fees related to certain financing agreements of $1,290,000, and higher bad debt provision of $1,131,000. As a percent of net sales, selling, general and administrative expenses increased from 10% for the thirty-nine weeks ended June 29, 1997 to 11% for the thirty-nine weeks ended June 28, 1998.

Research and development expenses for the thirty-nine weeks ended June 28, 1998 were $15,337,000 compared to $15,157,000 for the thirty-nine weeks ended June 29, 1997. The increase was mainly due to increased expenses related to development of the Company's medical product and further TSA product development, offset partially by lower development expenses related to production of TSA prototype suspensions.

Interest expense for the thirty-nine weeks ended June 28, 1998 was $2,315,000, a decrease of $311,000 from the comparable period in fiscal 1997, primarily due to an increase in capitalization of interest of $3,218,000, offset partially by higher average outstanding debt.

The income tax benefit for the thirty-nine weeks ended June 28, 1998 was based on an estimated effective tax rate for the fiscal year of 26% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of the Company's Foreign Sales Corporation.

Net loss for the thirty-nine weeks ended June 28, 1998 was $35,149,000, compared to net income of $41,498,000 for the comparable period in fiscal 1997. As a percent of net sales, net income (loss) decreased from 12% to (12)% primarily due to the lower sales volume and higher manufacturing costs, noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash balances, cash flow from operations and additional financing capacity. The Company currently does not have available, and has no commitments for, a revolving credit or other similar borrowing facility.

The Company's cash and cash equivalents have fluctuated during fiscal year 1998. Cash and cash equivalents decreased from $98,340,000 at September 28, 1997 to $36,069,000 at December 28, 1997 due to capital expenditures, described below, and increased to $160,549,000 at March 29, 1998 as a result of the private placement of convertible subordinated notes by the Company, described below. Cash and cash equivalents decreased to $107,924,000 at June 28, 1998, primarily due to continued capital expenditures. Cash and cash equivalents increased by $9,584,000 from September 28, 1997 to June 28, 1998 primarily because the proceeds from the convertible subordinated notes and funding from the GE lease receivable, described below, were greater than capital expenditures during the thirty-nine week period. The Company used cash from operating activities of $4,022,000 for the thirty-nine weeks ended June 28, 1998.

Cash used for capital expenditures totaled $159,416,000 for the thirty-nine weeks ended June 28, 1998, an increase of $107,828,000 from the comparable period in fiscal 1997. The expenditures for the thirty-nine weeks ended June 28, 1998 were primarily related to expansion of TSA suspension capacity, including manufacturing and support equipment, construction costs for the Company's Sioux Falls, South Dakota plant and construction of an expansion to the Company's Hutchinson, Minnesota plant.

In March 1998, the Company issued and sold $150,000,000 aggregate principal amount of its 6% Convertible Subordinated Notes due 2005 (the "Convertible Notes") to NationsBanc Montgomery Securities LLC and First Chicago Capital Markets, Inc., which resold the Convertible Notes to qualified institutional buyers and institutional accredited investors. The Company is using the net proceeds from the issuance and sale of the Convertible Notes primarily to fund capital expenditures to expand TSA suspension capacity.

During the first quarter of fiscal 1997, the Company signed a Master Lease Agreement with General Electric Capital Corporation ("GE"), providing for leasing of manufacturing equipment in fiscal 1997. The Company serves as a purchasing agent on behalf of GE. As such, amounts expended on GE's behalf, but not yet reimbursed, are included on the accompanying consolidated balance sheet under GE lease receivable. During the fourth quarter of fiscal 1997, the Company signed an amendment to the Master Lease Agreement with GE, providing for leasing of up to $30,000,000 of manufacturing equipment in fiscal 1998. The full amount of the fiscal 1998 commitment has been expended on GE's behalf, of which $6,014,000 remains as a receivable at June 28, 1998.

The Company's financing agreements contain various restrictive financial covenants. As of June 28, 1998, the Company was in compliance with all such covenants. Due to its operating results for the thirty-nine weeks ended June 28, 1998 and its expected operating results for the remainder of the fiscal year, the Company anticipates that it will need to amend two financing agreements to maintain compliance at the end of its fiscal quarter on September 27, 1998 with covenants requiring it to maintain minimum fixed charge coverage and interest coverage ratios and minimum earnings requirements. The Company currently is negotiating amendments to such financial covenants. The Company in addition anticipates that in its fiscal quarter ending December 27, 1998, it will need to amend two other financing agreements to maintain compliance at the end of such quarter with covenants requiring it to maintain a minimum fixed charge coverage ratio and limiting the Company's ability to enter into long-term leases. There can be no assurance that the Company will be successful in renegotiating its financing agreements or otherwise obtaining relief from such covenants at any future date. If the Company is not in compliance with financial covenants in its financing agreements at the end of any fiscal quarter, its future financial results and liquidity could be materially adversely affected.

The Company's business is highly capital intensive. The Company currently anticipates fiscal 1998 capital expenditures of approximately $200,000,000 primarily related to expansion of TSA suspension capacity, including manufacturing and support equipment, construction of the Company's Sioux Falls assembly plant and the expansion of the Company's Hutchinson, Minnesota plant. The Company currently believes its cash balances, any cash generated from operations and anticipated future revenue will be sufficient to meet its operating expenses, debt service requirements under the Convertible Notes and other outstanding indebtedness and capital expenditure requirements through fiscal 1999, as the Company continues to transition from conventional suspension assembly production to high-volume TSA suspension assembly production. If the Company's fiscal year 1999 operating results or cash from operations do not meet the Company's expectations, the Company may require additional external financing to fund operations, debt service and capital expenditures. The Company is evaluating and intends to pursue additional external sources of capital to supplement its current capital resources.

The Company anticipates that continued significant capital expenditures will be necessary in fiscal 1999 and 2000 for continued expansion of its TSA suspension production capacity, and to accommodate anticipated market growth. In that regard, beyond fiscal 1999 the Company may require significant additional external financing to fund operations, debt service and capital expenditures. The Company's ability to fund its future liquidity needs depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in the hard disk drive industry as well as general economic, financial, competitive and other factors that are beyond its control. If forecasted operating results do not meet the Company's expectations or if the Company is unable to obtain adequate financing at such time or times as such financing is required, the Company's future financial results and liquidity could be materially adversely affected. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that the Company will be able to obtain additional financing in an amount sufficient to enable the Company to service its indebtedness, make necessary capital expenditures or fund its operations.

In connection with the sale of the Convertible Notes by the Company in March 1998, the Company incurred $150,000,000 in additional indebtedness which increased the ratio of total debt to total capitalization to 47.4% at June 28, 1998. As a result of this increased leverage, the Company's interest obligations increased substantially. To the extent that a substantial portion of the Company's cash flow from operations is used to pay the principal of, and interest on, its indebtedness, such cash flow will not be available to fund future operations and capital expenditures. There is no assurance that the Company's operating cash flow will be sufficient to meet its debt service requirements.

The Company uses technology throughout its operations that will be affected by Year 2000 issues. During fiscal 1997, the Company implemented remediation steps to make the core business systems which are part of the Company's computer systems Year 2000 compliant. The Company recently completed a company-wide project to identify and assess other Company systems for Year 2000 compliance. Remediation efforts currently are addressing its critical non-compliant systems. The Company also is continuing to assess the Year 2000 compliance status of its critical suppliers. The expenses relating to Year 2000 compliance incurred in fiscal 1997 and for the thirty-nine weeks ended June 28, 1998 were not material, and the Company believes the amounts that will be required to be expensed in the future for such compliance will not have a material impact on its results of operations, liquidity and capital resources.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE
INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.
SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of adoption of SFAS 133. However, adoption of SFAS 133 could increase volatility in earnings.

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

The Company and certain users of the Company's products have from time to time received, and may in the future receive, communications from third parties asserting patents against the Company or its customers which may relate to certain of the Company's manufacturing equipment or products or to products which include the Company's products as a component. Although the Company to date has not been a party to any such material intellectual property litigation, certain of its customers have been sued on patents having claims closely related to products sold by the Company. In the event any third party were to make a valid infringement claim and a license were not available on terms acceptable to the Company, the Company's operating results could be adversely affected. The Company expects that, as the number of patents issued continues to increase, and as the Company grows, the volume of intellectual property claims could increase.

On February 27, 1998, the Company commenced a lawsuit, in McLeod County District Court in Glencoe, Minnesota, against five former employees and their newly-formed company. Four of the five former employees were managers or supervisors and all were involved with the Company's TSA suspension program. The lawsuit alleges, among other things, breach of non-compete, confidentiality and assignment of inventions agreements. The Company seeks monetary damages in an amount to be determined at trial, and an injunction preventing unlawful conduct by the defendants. The Company has determined to pursue the lawsuit to prevent the improper use and disclosure of trade secrets and other confidential information.

The Company is a party to certain other claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect the Company's current or future financial position or results of operations.

FORWARD-LOOKING STATEMENTS

The statements above under the headings "General" and "Market Trends and Certain Contingencies" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, manufacturing capacity and yields and selling prices, the statements above under the headings "General" and "Liquidity and Capital Resources" about anticipated operating results, covenant amendments, capital expenditures and capital resources, and the statements above under the heading "Liquidity and Capital Resources" about Year 2000 compliance expenditures, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including fluctuating order rates and product mix, slower or faster customer acceptance of the Company's new products, difficulties in producing its TSA suspensions, difficulties in financing and expanding capacity, changes in manufacturing efficiencies, difficulties in obtaining covenant amendments in its existing financing agreements, difficulties in implementing Year 2000 compliance and the other risks and uncertainties discussed above. These factors may cause the Company's actual future results to differ materially from historical earnings and from the financial performance of the Company presently anticipated. Additional discussion of these and other factors may be found in the Company's Registration Statement on Form S-3, filed on April 15, 1998.

                             PART II.  OTHER INFORMATION

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

11.1   Statement Regarding Computation of Per Share Earnings.

27.1   Financial Data Schedule.


b)     REPORTS ON FORM 8-K.

No Current Reports on Form 8-K were filed by the Company during the thirteen weeks ended June 28, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HUTCHINSON TECHNOLOGY INCORPORATED



Date:        August 6, 1998             By   /s/Wayne M. Fortun
     ----------------------                  ----------------------------------
                                             Wayne M. Fortun
                                             President, Chief Executive Officer
                                             and Chief Operating Officer


Date:        August 6, 1998             By   /s/John A. Ingleman
     ----------------------                  ----------------------------------
                                             John A. Ingleman
                                             Vice President, Chief Financial
                                             Officer and Secretary

                                 INDEX TO EXHIBITS

Exhibit
  No.                                                            Page
-------                                                     --------------
 11.1      Statement Regarding Computation of Per Share     Electronically
           Earnings                                              Filed


 27.1      Financial Data Schedule                          Electronically
                                                                 Filed