Form 10-K405
period 1998-09-27
HUTCHINSON TECHNOLOGY INC
filed 1998-12-17
CIK 772897

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal Year Ended September 27, 1998

                                      or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the Transition Period From _______________ to ________________.

                           Commission file number 0-14709

                          HUTCHINSON TECHNOLOGY INCORPORATED
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                      Minnesota                           41-0901840
-------------------------------------------------------------------------------
           (State or other jurisdiction of             (I.R.S. employer
            incorporation or organization)           identification no.)


                40 West Highland Park
                Hutchinson, Minnesota                       55350
-------------------------------------------------------------------------------
       (Address of principal executive offices)           (Zip code)


                                    (320) 587-3797
-------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

          The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 1, 1998 was $635,576,709, based on the closing sale price for the Company's Common Stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

          As of December 1, 1998 the registrant had 19,784,489 shares of Common Stock issued and outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended September 27, 1998 are incorporated by reference in Part II. Portions of the registrant's Proxy Statement dated December 16, 1998 for the annual meeting of shareholders to be held January 26, 1999 are incorporated by reference in Part III.

                             FORWARD-LOOKING STATEMENTS

     The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business," "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to risks and uncertainties, including those discussed under "Forward-Looking Statements" in Item 7 and "Risk Factors" on pages **[13-21] of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.   BUSINESS

THE COMPANY

     Hutchinson Technology Incorporated (the "Company") was incorporated in 1965 in Minnesota. The Company is the world's leading supplier of suspension assemblies for hard disk drives. The Company estimates that it produces approximately 70% (plus or minus 10 percentage points) of all suspension assemblies sold to disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. Suspension assemblies are critical components of hard disk drives that hold the recording heads in position above the spinning magnetic disks. The Company's suspension assemblies are manufactured with proprietary technology and processes to uniform and precise specifications that are critical to maintaining the necessary microscopic clearance between the head and disk. During the fiscal year ended September 27, 1998, the Company shipped approximately 516 million suspension assemblies of all types. The Company is a supplier to nearly all domestic and many foreign-based users of suspension assemblies, including Applied Magnetics, IBM and its affiliates, Maxtor, Quantum, Read-Rite, Samsung, Seagate Technology, SAE Magnetics/TDK, Toshiba, Western Digital and Yamaha. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment, and has maintained this position through multiple technological transitions in the disk drive industry over the past decade.

     The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. The Company's TSA suspension assemblies are designed to satisfy both the new electrical connectivity requirements of the disk drive industry as well as the changing market demands and performance standards required by its customers. TSA suspensions incorporate thin electrical conductors in the suspension itself which replace the fine wires used to connect the recording head to the drive's electronic circuitry. The Company anticipates continuing acceptance by the disk drive industry of its TSA suspensions, as

TSA suspensions offer customers opportunities to enhance drive performance by eliminating wires that interfere with the recording head's flying performance. The Company believes TSA suspensions also enable customers to improve yields and throughput, eliminate manufacturing steps and adopt automated assembly processes, all of which can lower their overall costs of production and improve production efficiencies. During the first fiscal year of volume manufacturing of its TSA suspension assemblies (the fiscal year ended September 28, 1997), the Company shipped approximately 8 million TSA suspensions. In the fiscal year ended September 27, 1998, the Company shipped approximately 85 million TSA suspensions. The Company believes its TSA suspensions, and related follow-on features currently in development, will become a disk drive industry standard platform onto which multiple features can be integrated.

INDUSTRY BACKGROUND

                         **[HTI TO UPDATE REPORT AND DATA]

     In an **[October 1997] report, IDC **[define] estimated that total revenue in the disk drive industry (defined as unit shipments multiplied by the midyear average unit price paid by OEMs for quantity 1000+ contracts) would surpass $28 billion in 1997 and grow to over $40 billion in 1999. Disk drive industry growth has been driven by such factors as the growing use of desktop PCs, workstations, portable computers and enterprise computing and storage, the increasing amount of memory required for software program storage and the continuing accumulation of data. In its October 1997 report, IDC stated that desktop PCs and multiuser systems are expected to grow at 12% and 14% compound annual growth rates, respectively, from 1997 to 2001. Moreover, unit growth rates for disk drives and disk drive components are expected to exceed unit growth rates for desktop PCs and multiuser systems due to a variety of factors, including the rapidly increasing demand for additional storage capacity. IDC's report estimates that hard disk drive unit shipments will grow at a compound annual growth rate of 19% from 1997 to 2001.

     This demand for additional storage capacity is stimulated by the increasing use of disk drives for non-computer applications such as voice mail and video data, the expansion of storage-intensive data warehousing, Internet and intranet applications, and the simultaneous use of multiple small disk drives, such as systems using Redundant Arrays of Inexpensive
Disks ("RAID"). **[According to its October 1997 report, IDC estimated that annual shipments of disk drives would reach 130.7 million in 1997 and grow to
190.5 million in 1999.] This growth is occurring for several reasons. First, the growth in demand for storage in PCs, workstations and network servers has exceeded the rate of increase in the areal density of storage capacity on disks. Therefore, to satisfy the increasing demand for storage capacity, there has been an increase in the average number of disks, recording heads and suspension assemblies shipped per disk drive. Second, the demand for very high capacity disk drives, such as those used in network servers, has been growing faster than the overall demand for disk drives. Drives for such network servers each typically contain **[four to ten disks, and therefore eight to twenty] recording heads and suspension assemblies. Third, industry transitions from thin film inductive recording heads to magneto-resistive ("MR") heads, which are significantly more sensitive than thin film inductive heads in reading data from disks with higher areal densities, and from nano heads to the smaller pico heads, have reduced initial production yields of the head and disk drive manufacturers. Because a significant portion of head yield reduction occurs after the head is bonded onto the suspension assembly, low yields often result in increased demand for suspension assemblies in order to achieve desired disk drive shipment levels.

     The disk drive industry, despite the rapid growth in recent years, is also highly cyclical and from time to time experiences downturns. Suspension assembly unit sales have been depressed due to a slowdown in component demand which began in the latter part of the fiscal 1997 third quarter and continued throughout the fiscal 1997 fourth quarter and all of fiscal 1998. The Company believes the slowdown was due to excess inventory held by drive and recording head manufacturers and to somewhat softer server and desk-top system demand. In addition, some of the major personal computer companies transitioned to build-to-order manufacturing, decreasing their required disk drive inventory levels. Further, data density improvements also resulted in reducing slightly the average number of suspensions required per drive, from slightly over 5 to approximately 4.8 suspensions. Total shipments of the Company's suspension assembly units decreased from a peak of approximately 201 million shipped in the thirteen weeks ended March 30, 1997 to a low of approximately 122 million shipped in the thirteen weeks ended September 27, 1998. End user demand for storage capacity, however, has not slowed significantly, as rapidly evolving technology and computer applications continue to require storage devices with increased capacity and functionality. The Company does not believe there has been a significant slowdown in end user demand for storage capacity or a fundamental shift in technology away from disk drive storage. The recent slowdown in component demand did not extend to industry demand for the Company's TSA suspensions, which has continued to rise. Demand for the Company's conventional suspension assemblies started to recover during the latter part of the fiscal quarter ended September 27, 1998. However, the Company expects conventional suspension shipments in fiscal 1999 will trail those of fiscal 1998 as customer demand shifts towards TSA suspensions.

     All hard disk drives incorporate the same basic technology. The principal components of a hard disk drive are recording disk media, a motor assembly, the control electronics and a head stack assembly. A head stack assembly consists of multiple magnetic recording heads attached by suspension assemblies to the actuator arm. Each disk drive contains one or more (up to thirteen) hard disks attached to a motor assembly that rotates the disks at high speeds in extremely close proximity to the magnetic recording heads, each of which is attached to a suspension assembly. Typically two recording heads (one for each side of the disk), and therefore two suspension assemblies, are used with each disk in the disk drive.

     Suspension assemblies are critical to disk drive performance and reliability. The design of suspension assemblies is driven by the increasing performance requirements of new disk drives, principally reduced data access time, increased data storage density, smaller recording heads and technology incorporated in the type of recording head used. Technological advances in disk drives generally require suspension assemblies with specialized design, expanded functionality and greater precision. One of the major determinants of disk drive performance and data storage capacity is the microscopic height at which the magnetic head "flies" above the disk. Suspension assemblies hold the magnetic recording heads in position and are a significant factor in controlling the critical flying height of the head above the disk and maintaining the position of the head on the tracks of data. A typical nominal flying height is about one millionth of an inch (a sheet of paper is approximately 3,000 millionths of an inch thick).

     Hard disk drive storage capacity increases as areal density increases. Improvements in areal density have been attained by lowering the fly height of the recording head, using smaller recording heads with advanced air bearing designs, improving other components such as motors and media and using new recording head types such as those of MR design. As drive manufacturers transition to smaller pico-sized MR heads, the current process of bonding fine electrical wires to the recording head and to the rest of the drive's electronic circuitry is becoming more difficult and costly, and the wires themselves interfere with the head's flying performance. The Company developed its TSA suspension assemblies, which incorporate electrical conductors in the suspension itself, to address this difficulty.

     The Company continually monitors technological developments in the data storage arena. On an ongoing basis, the Company reviews technological threats to the disk drive market and utilizes various universities, consortiums and industry participants to provide additional third-party insights.

PRODUCTS

     The Company's current products can be categorized as (i) suspension assemblies, and (ii) other products, consisting primarily of etched and stamped components used in connection with, or related to, suspension assemblies.

     The following table shows, for each of fiscal 1998, 1997 and 1996, the relative contribution to net sales in millions of dollars and percentages of each product category:


                             FISCAL 1998       FISCAL 1997        FISCAL 1996
                           ---------------   ---------------    ---------------
                            AMOUNT     %      AMOUNT     %       AMOUNT     %
                           --------   ----   --------   ----    --------   ----
 Suspension Assemblies       $390.9    96%    $448.1     99%     $345.4     98%
 Other                         16.7     4        5.1      1         7.8      2
                            -------   ----   -------    ----    -------    ----
      Total Net Sales        $407.6   100%    $453.2    100%     $353.2    100%
                            -------   ----   -------    ----    -------    ----
                            -------   ----   -------    ----    -------    ----


     During the fiscal year ended September 27, 1998, the Company shipped approximately 516 million suspension assemblies of all types. The Company has developed significant proprietary capabilities in the design and production of suspension assemblies for both current and emerging disk drive designs. The Company has been in the forefront of industry technology transitions by developing improved suspension assemblies in anticipation of several market shifts to new generations of smaller magnetic heads (mini-to-micro, micro-to-nano and nano-to-pico). To help develop prototype suspensions, the Company maintains a test laboratory and computerized systems to simulate and analyze suspension designs. The Company's ability to predict and modify suspension assembly performance is especially important in developing suspensions for high capacity drives and drives with low access times.

CONVENTIONAL SUSPENSION ASSEMBLIES

     The Company currently has the capacity to produce over 300 variations of conventional suspension assemblies based on several standard designs for the nano and pico platforms. This capability permits the Company to assist customers' design efforts and to rapidly modify its standard designs to meet the varied and changing requirements of specific customers. The Company believes that its integrated manufacturing approach, closely coupling design, tooling and manufacturing, gives it a competitive advantage in quickly supplying conventional suspension prototypes and commencing volume manufacturing. This manufacturing approach also allows the Company to rapidly shift tooling in its conventional suspension assembly production units to respond to fluctuating product mix and thereby minimize the size of its finished goods inventory.

TSA SUSPENSION ASSEMBLIES

     The Company anticipates continuing acceptance by the disk drive industry of its TSA suspensions, which integrate into the suspension thin electrical conductors that connect directly with the recording head. The integral etched copper leads of the TSA suspension are pre-positioned on the suspension assembly from the head region through the length of the suspension and, in some cases, along the actuator. The Company believes that this electrical integration will be a key feature of suspension assemblies as disk drive manufacturers make the transition to smaller and more complex recording heads. The current process of using fine electrical wires to attach the smaller head to the rest of the drive's electronic circuitry is more difficult and costly, involving greater risk of handling damage as well as interference by the electrical wires with the head's performance.

     Electrical integration, a key feature of the Company's TSA suspensions, can reduce the manual labor required to attach heads to suspensions and thus facilitates automated assembly. TSA suspensions also increase the consistency of head flying by eliminating certain wires that can impart forces that adversely affect the recording head's flying position. The Company believes that similar benefits throughout the head gimbal assembly and head stack assembly processes will result in improved yields and increased throughput for its customers, which should translate into lower capital investment, reduced labor and lower overall costs for such customers. TSA suspensions are particularly suited for MR heads, which constitute a major portion of the new and smaller types of recording heads that allow increased data storage density. MR heads require at least twice as many electrical leads as conventional recording heads. For these reasons, TSA suspensions command a higher sale price than the Company's conventional suspensions.

     The Company introduced TSA suspension assemblies to customers and began shipping electrically functional engineering samples in the first half of fiscal 1996. During the first fiscal year of volume manufacturing of its TSA suspension assemblies (the fiscal year ended September 28, 1997), the Company shipped approximately 8 million TSA suspensions. In the fiscal year ended September 27, 1998, the Company shipped approximately 85 million TSA suspensions. TSA suspensions accounted for approximately one percent of the Company's fiscal 1997 unit shipments and approximately 16% of the Company's fiscal 1998 unit shipments. The Company expects them to account for half of its total unit shipments during fiscal 1999. To further assure customers that the TSA suspensions they require for their products will be readily available when and where they are needed, in fiscal 1998 the Company started offering component-level parts, such as load beams, base plates and flexures for both conventional and TSA suspensions, for sale to competitive suspension assembly manufacturers. As demand for TSA suspensions increases, customers will have an additional source of supply for critical suspension assemblies.

     TSA suspension assemblies are adaptable to future developments in disk drive design and manufacturing. Variations of TSA suspension assemblies now in development offer promising solutions to the challenges posed by increasing areal density to increase disk drive capacity. As the number of data tracks per disk increases to achieve increased areal density (tracks are expected to increase from the current 5,000 per inch to 20,000 or more per
inch within the next few years),   recording heads must be positioned above
data tracks with more precision than current disk drive technology allows. A TSA suspension incorporating a second stage actuator could provide the degree of precision required to properly position the head over a data track as track densities increase. Similarly, an increase in areal density achieved by increasing the number of data bits recorded per linear inch on each data track will require preamplification to overcome signal to noise problems that occur as bit density increases. Electrical termination pads incorporated in a TSA suspension provide a means of positioning a preamplifier closer to the recorded data to reduce the signal to noise problem. Additional variations for other TSA suspension products are also in development. The Company anticipates that TSA suspensions and these related follow-on features will result in TSA products becoming a disk drive industry standard platform.

     The Company has invested a substantial amount of financial, management, engineering and manufacturing resources in the development of its TSA suspension assemblies. If continuing market acceptance and/or production of the Company's TSA suspension assemblies were delayed for any reason or if widespread market acceptance of the TSA product platform is not achieved, the Company's business, financial condition and results of operations could be materially adversely affected. Furthermore, if the Company fails to complete the transition to profitable high-volume production of its TSA suspension products or determines that TSA suspension assemblies cannot be produced profitably in the quantities and to the specifications required by customers, the Company's business, financial condition and results of operations could be materially adversely affected.

OTHER PRODUCTS

     The Company manufactures a small amount of etched and stamped components used in connection with or related to suspension assemblies. The Company also is engaged in the development of product opportunities in the medical devices market. In February 1998, the Company received FDA clearance for marketing in the U.S. a monitor that measures the percentage of oxygenated blood in tissue. The monitor is now the subject of clinical trials at several hospitals. The Company does not expect any medical-related revenue in fiscal 1999, and there can be no assurance that the Company's efforts will result in marketable products or that such products will ever generate significant revenue.

MANUFACTURING

     The Company's manufacturing strategy focuses on enhancing its ability to reliably produce suspension assemblies in high volume and with the precision required by its customers, by investing in the development of advanced process and measurement systems and the design of its automated production equipment, as well as in additional manufacturing plants and equipment. The Company also has adopted an integrated manufacturing approach that closely couples design, tooling and manufacturing. This integrated approach has facilitated the development, implementation and high-volume production of new suspension assembly products. Effective use of this integrated approach, together with the Company's investment in equipment, has increased production yields and efficiency, and has been an important factor in reducing the Company's manufacturing costs.

     A suspension assembly consists of two or three components that are laser welded together. TSA suspension assemblies also incorporate electrical leads which provide electrical connection from the recording head to the disk drive's electronic circuitry. Alignment, adjustment and freedom from imperfections and contaminants are of critical importance. The Company's products require several manufacturing processes, each dependent on different technical disciplines, to ensure the high degree of precision and process control necessary to meet strict customer tolerances and other requirements. The Company has developed sophisticated proprietary manufacturing processes and controls, and related equipment, which are essential to the precision and reliability of its products. The manufacturing processes employed by the Company include photoetching, stamping, plasma etching, plating, precision forming, laser welding and ultra-cleaning. The photoetching of the components, the laser-welding operations which fuse the components together and subsequent processing steps are subject to stringent specifications and controls. The Company monitors and controls these processes through real-time statistical process analysis to track critical parameters and take corrective action as required.

     The Company's critical raw material needs are available through multiple sources of supply, with the following exceptions. Certain types of photoresist, a liquid compound used in the photoetching process, and the stainless steel, copper and polyimide materials that meet the Company's strict specifications, are each currently available from only one supplier. To protect against the adverse effect of a short-term supply disruption, the Company maintains several weeks' supply of these materials. If for any reason the Company were unable to continue to obtain these materials in the necessary quantities, with the necessary quality and at reasonable prices, the Company's results of operations could be materially adversely affected.

     The Company's production processes require the storage, use and disposal of a variety of chemicals that are considered hazardous under applicable federal and state laws. Accordingly, the Company is subject to a variety of regulatory requirements for the handling of such materials. If an accident were to result in significant personal injury or environmental damage, the Company's business, financial condition and results of operations could be materially adversely affected.

RESEARCH AND DEVELOPMENT

     The Company participates in an industry that is subject to rapid technological change, and its ability to remain competitive depends on, among other things, its ability to anticipate such change and to continue its close working relationships with the engineering staffs of its customers. As a result, the Company has devoted and will continue to devote substantial resources to product development and process engineering efforts. As of September 27, 1998, the Company employed

859 engineers and technicians who are responsible for implementing new technologies as well as process and product development and improvements. Expenditures for these activities in fiscal 1998, 1997 and 1996 amounted to approximately $52,235,000, $48,204,000 and $51,212,000, respectively. Of those amounts, the Company classified approximately $20,360,000, $20,185,000 and $27,651,000, respectively, as research and development expenses.

     The Company's current research and development efforts are principally directed to continuing the development of its TSA suspension assemblies and related follow-on features to meet ongoing technological advances in the disk drive industry, including changing head size, performance standards and electrical connectivity requirements for disk drives.

     The Company entered into a Technology Transfer and Development Agreement (the "Technology Sharing Agreement") and a non-exclusive Patent License Agreement (the "Patent License Agreement") with IBM during fiscal 1995. Under the Technology Sharing Agreement, IBM made available to the Company the results of many years of research by IBM into the new integrated lead suspension. The Company itself had devoted substantial efforts independent of IBM to the research and development of TSA suspensions, and contributed its existing TSA suspension technology to the joint effort. As of September 27, 1998, the Company had made payments totaling $5,500,000 to IBM and will make additional payments over the next two fiscal quarters totaling $2,500,000, all of which have been recorded as an expense by the Company. In addition, certain royalties have been paid and may be payable in the future by the Company to IBM under the Technology Sharing Agreement.

     The Company also is engaged in the development of product opportunities in the medical devices market, including a monitor that measures tissue oxygen saturation. This monitor recently received FDA clearance for marketing in the U.S., and is now the subject of clinical trials at several hospitals. For fiscal 1998, 1997 and 1996, research and development expenses allocated to medical devices were approximately $3,190,000, $2,725,000 and $1,990,000, respectively. There can be no assurance that the Company's efforts will result in marketable products or that such products will ever generate significant revenue.

CUSTOMERS AND MARKETING

     The Company's products are sold principally through its own eleven-member account management team operating primarily from its headquarters in Hutchinson, Minnesota. The Company has one account manager in Europe and, through a subsidiary, one account manager and six technical representatives in Asia. The Company's products are sold to original equipment manufacturers for use in their products and to subassemblers who sell to original equipment manufacturers. The Company's account management team is organized by individual customer and contacts are typically initiated with both the customer's purchasing agent and its engineers. The Company's engineers and account management team together actively participate in the selling process and in maintaining customer relationships.

The Company is a supplier to nearly all domestic and many foreign-based manufacturers of hard disk drives and recording heads used in such drives. The following table shows the Company's five largest customers for fiscal 1998 as a percentage of net sales.


          SAE Magnetics, Ltd/TDK.. . . . . . . . .  26%
          IBM and affiliates . . . . . . . . . . .  20
          Seagate Technology Incorporated. . . . .  18
          Read-Rite Corporation. . . . . . . . . .  10
          Yamaha Corporation . . . . . . . . . . .  10


     Sales to the Company's five largest customers constituted 84%, 86% and 87% of net sales, respectively, for fiscal 1998, 1997 and 1996. Significant portions of the Company's revenue may be indirectly attributable to large manufacturers of disk drives, such as Quantum Corporation, Toshiba Corporation and Western Digital Corporation, which may purchase recording head assemblies from several different recording head manufacturers that utilize the Company's suspension assemblies.

     The Company expects to continue to depend upon a limited number of customers for a substantial majority of its sales, given the relatively small number of hard disk drive and recording head manufacturers. The Company's results of operations could be adversely affected by reduced requirements of its major customers.

     Sales to foreign-based enterprises totaled $167,767,000, $88,471,000 and $63,898,000 for fiscal 1998, 1997 and 1996, respectively. Sales to foreign subsidiaries of U.S. corporations totaled $47,885,000, $83,753,000 and $51,564,000 for fiscal 1998, 1997 and 1996, respectively. The majority of these sales were to the Pacific Rim region. In addition, the Company has significant sales to U.S. corporations which use the Company's products in their offshore manufacturing sites.

BACKLOG

     The Company's sales are generally made pursuant to purchase orders rather than long-term contracts. The Company's backlog of purchase orders was approximately $101,541,000 at September 27, 1998, as compared to $79,100,000 at September 28, 1997. Such purchase orders may be changed or cancelled by customers on short notice without penalty. In addition, the Company believes that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Accordingly, the Company does not believe that backlog should be considered indicative of sales for any future period.

COMPETITION

     The Company believes that the principal factors of competition in the suspension assembly market include time to market, product quality, design expertise, reliability of volume supply and price. The Company estimates that it produces approximately 70% of all suspension assemblies sold to disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. The Company's principal competitors are K. R. Precision Co., Magnecomp

Corporation and Nippon Hatsujo Kogyo Co. Certain users of suspension assemblies also have or may develop the ability to fabricate their own suspension assemblies. In addition to competition in the conventional suspension assembly market, the electrical interconnect features of the Company's new TSA suspensions face competition from wireless interconnection technologies that are alternatives to conventional wiring, such as deposition circuitry and flexible circuitry which are also being considered for and used in drive production. Although there can be no assurance that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies, the Company believes that the number of entities that have the technical capability and capacity for producing precision suspension assemblies in large volumes will remain small.

     Other types of data storage systems, such as semiconductor (flash) memory, tape memory and laser (optical and CD) drives, may become competitive with certain hard disk drive applications, and thereby affect the demand for certain of the Company's products. However, given the current state of the technologies, flash memories are not expected to be price competitive with disk drives and optical and tape memories are inherently much slower than disk drives. Accordingly, the Company believes that such technologies will not materially impact the market for hard disk drives in the near future.

INTELLECTUAL PROPERTIES

     Certain equipment, processes, information and knowledge generated by the Company and utilized in the manufacture of its products are regarded as proprietary by the Company and are protectable under applicable trade secret, copyright and unfair competition laws. In addition, if the Company believes it has made inventions in manufacturing equipment, products and processes for making products where patents might enhance the Company's position, patents have been and will continue to be pursued in the U.S. and in other countries. As of September 27, 1998, the Company held 51 U.S. patents and nine foreign patents, and had 60 patent applications pending in the U.S. and 34 patent applications pending in other countries. The Company believes that although the patents it holds and may obtain will be of value, they will not independently determine the Company's success, which depends in large part upon its engineering skills and proprietary manufacturing processes. There can be no assurance that any patent issued to the Company will not be challenged, invalidated, circumvented or infringed or that the rights granted thereunder will provide adequate protection to the Company's technology. Within the Company, intellectual property protection of trade secrets is achieved through physical security measures at the Company's facilities as well as through non-disclosure and non-competition agreements with all employees and confidentiality agreements with consultants, strategic suppliers and customers. There can be no assurance as to the degree of protection afforded by these practices and laws.

     In addition to the Technology Sharing Agreement and the Patent License Agreement with IBM, the Company also has entered into other licensing and cross-licensing agreements under the Company's patents and patent applications allowing certain competitors to produce certain of the Company's products in return for either royalty payments or cross-license rights.

     The Company and certain users of the Company's products have from time to time received, and may in the future receive, communications from third parties asserting patents against the Company or its customers that may relate to certain of the Company's manufacturing equipment or products or to products that include the Company's products as a component. Although the Company to date has not been a party to any such material intellectual property litigation, certain of its customers have been sued on patents having claims closely related to products sold by the Company. In the event that any third party were to make a valid infringement claim and a license were not available on terms acceptable to the Company, the Company's results of operations could be adversely affected. The Company expects that, as the number of patents issued continues to increase, and as the Company grows, the volume of intellectual property claims could increase.

EMPLOYEES

     As of September 27, 1998, the Company had 7,764 regular employees, 3,827 of whom were working at the Company's Hutchinson, Minnesota plant, 1,667 of whom were working at the Company's Sioux Falls, South Dakota plant, 2,058 of whom were working at the Company's Eau Claire, Wisconsin plant, 203 of whom were working at the Company's Plymouth, Minnesota plant, and 9 of whom were working overseas. The Company's ability to conduct its business would be impaired if a significant number of its specialized employees were to leave and could not be replaced by comparable personnel. However, turnover of specialized employees, including key management personnel, historically has been low. The Company's ability to conduct its business also could be impaired if a large number of production employees were to leave and could not be replaced. The locations of the Company's plants and the broad span and complexity of technology encompassed by the Company's products and processes limit the number of qualified engineering and other candidates for key positions. The Company expects that internal training will continue to be the primary avenue for the development of key employees.

     None of the Company's employees is subject to a collective bargaining agreement, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

RISK FACTORS

     Certain statements made in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Exchange Act that involve certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Annual Report on Form 10-K. These forward-looking statements are made as of the date of this Annual Report on Form 10-K and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

     FLUCTUATIONS IN OPERATING RESULTS

     The Company's historical operating results have been, and the Company expects that its future quarterly and annual operating results will continue to be, subject to substantial variations based upon a wide variety of factors, including: the cyclical nature of the hard disk drive industry and the associated changes in demand; the ability to develop and implement new manufacturing process technologies; the ability to introduce new products and to achieve cost-effective and timely high volume production; changes in product mix and selling prices; the availability and efficient utilization of the Company's production capacity; the ability to control infrastructure costs; manufacturing yields; prolonged disruptions of operations at any of the Company's plants for any reason; changes in the cost, or limitations on availability, of materials and labor; and increases in production and engineering costs associated with initial production of new suspension assembly products.

     The Company typically allows its customers to change or cancel orders without penalty up until approximately two weeks before scheduled shipment. The Company therefore plans its production and inventory based primarily on forecasts of customer demand that often fluctuate substantially. These factors, among others, create an environment where demand can vary significantly from week to week. The Company experienced a significant reduction in demand for and shipments of its conventional suspension assemblies during the latter part of fiscal 1997 and throughout all of fiscal 1998, as its major customers delayed or cancelled component orders. The Company believes this reduction was due to a slowdown in the disk drive industry's demand for disk drive components, primarily because of excess inventory held by drive and recording head manufacturers, and also was due to somewhat softer server and desk-top system demand. In addition, some of the major personal computer companies transitioned to build-to-order manufacturing, decreasing their required disk drive inventory levels. Further, data density improvements also resulted in reducing slightly the average number of suspensions required per drive, from slightly over 5 to approximately 4.8 suspensions. The Company's operating results were adversely affected by this slowdown. The Company believes shipments of conventional suspensions in fiscal 1999 will trail those of fiscal 1998 as customer demand shifts towards TSA suspension assemblies. If demand for suspension assemblies weakens among major disk drive manufacturers, or in the event that one or more customers reduce, delay or cancel orders, the Company's business, financial condition and results of operations could be materially adversely affected.

     The Company's gross margins have fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as the level of utilization of the Company's production capacity, changes in demand, product mix, selling prices and manufacturing yields, increases in production and engineering costs associated with initial production of new products and changes in the cost, or limitations on availability, of materials.
Profitable high-volume production of TSA suspensions has not yet been achieved by the Company in connection with its ramp-up of TSA suspension capacity. These production inefficiencies have resulted in significantly lower gross margins which have adversely affected operating results.

     The selling prices for the Company's products are subject to pricing pressure from its customers, market pressure from its competitors, pricing strategies of the Company and product life cycle influences. Selling prices also are affected by overall demand, product mix and product development and introduction. A typical life cycle for the Company's products begins with higher pricing in the introduction stage, decreasing prices during maturity and slightly increasing pricing during phase-out. To offset price decreases during a product's life, the Company relies primarily on higher sales volume and obtaining yield improvements and corresponding cost reductions in the manufacture of existing products. To the extent that cost reductions do not occur in a timely manner, the Company's business, financial condition and results of operations could be materially adversely affected.

     A large portion of the Company's products are shipped overseas, specifically to the Pacific Rim region, and qualify for the benefit of the Company's Foreign Sales Corporation. Should the Company stop shipping products overseas or should the tax laws be changed to eliminate the benefit of having a Foreign Sales Corporation, the Company's business, financial condition and results of operations could be materially adversely affected.

     DEPENDENCE ON HARD DISK DRIVE INDUSTRY

     Virtually all of the Company's sales are dependent on the hard disk drive industry. Sales of suspension assemblies accounted for 96%, 99% and 98% of net sales, respectively, for fiscal 1998, 1997 and 1996. The hard disk drive industry is characterized by intense competition, rapid technological change and significant fluctuations in product demand. The hard disk drive industry is also highly cyclical and has experienced periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. The impact of cyclical trends on suppliers to this industry has been compounded by the tendency of hard disk drive manufacturers to order components in excess of their needs during growth periods, followed by sharp reductions in demand for components during periods of contraction. The Company's results of operations have been adversely affected from time to time during hard disk drive industry slowdowns, as they were in the latter part of fiscal 1997 and throughout all of fiscal 1998, and could be materially adversely affected in the event of continuing or future significant slowdowns in the industry.

     Future technological innovations may reduce demand for disk drives.
Data storage alternatives that compete with disk drive-based data storage do exist, including semiconductor (flash) memory, tape memory and laser (optical and CD) drives. Although the current core technology for hard disk drive data storage has been the predominant technology in the industry for many years, this technology could be replaced by an alternate technology in the future. There can be no assurance that the Company's products will be adaptable to any successor technology. The Company's business, financial condition and results of operations could be materially adversely affected by the adoption of a technology that replaces disk drives as a computer data storage medium.

     PRODUCT DEVELOPMENT AND INTRODUCTION

     The Company's continued success depends upon its ability to develop and rapidly bring to volume production new product platforms or suspension assemblies having increasingly higher performance specifications. A number of risks are inherent in this process. Increasingly higher performance specifications, as well as transitions to new product platforms, initially can have the effect of lowering the Company's overall yields and manufacturing efficiencies. This in turn can cause product shipments to be delayed or missed. Higher manufacturing costs also may be incurred. Manufacturing processes may need to be changed, new processes developed and equipment replaced, modified or designed, built and installed, thus requiring additional capital. Increased research and development and engineering expenses also may be required to support technological advances and the introduction and manufacture of new products, such as suspensions that incorporate second stage actuators to improve head positioning over increasingly tighter data tracks on each disk or suspensions on which a preamplifier may be mounted to improve data transfer signals from the disk. In the event that the Company were to fail to introduce successfully new products on a regular and timely basis, demand for the Company's existing products could decline, which could have a material adverse effect on the Company's business, financial condition and results of operations. If a competitor were to introduce a new suspension assembly design to which the Company could not effectively respond, and if such a new design were to gain wide acceptance by the disk drive industry, the Company's business, financial condition and results of operations could be materially adversely affected.

     The Company has invested a substantial amount of financial, management, engineering and manufacturing resources in the development and introduction of its TSA suspension assemblies. If continuing market acceptance and/or production of the Company's TSA suspension assemblies were delayed for any reason or if widespread market acceptance of the TSA product platform is not achieved, the Company's business, financial condition and results of operations could be materially adversely affected. Furthermore, if the Company fails to complete the transition to profitable high-volume production of its TSA suspension products or determines that TSA suspension assemblies cannot be produced profitably in the quantities and to the specifications required by customers, the Company's business, financial condition and results of operations could be materially adversely affected.

     The Company must qualify its products with its customers. The customer qualification process for disk drive products can be complex and difficult. There can be no assurance that the Company's TSA suspensions will continue to be selected for design into its customers' products. In the event that the Company is unable to obtain additional customer qualifications leading to high-volume production quantities of TSA suspensions in a timely manner, or at all, the Company's business, financial condition and results of operations could be materially adversely affected.

     The Company believes certain of its customers are considering development of or are using wireless interconnection technologies that compete with its TSA suspension assemblies. There can be no assurance that the Company's TSA suspensions will continue to gain market acceptance in lieu of alternative wireless interconnection technologies, such as deposition circuitry and flexible circuitry, or that market acceptance of such competitive technologies will not adversely affect the Company's business, financial condition and results of operations.

     The Company is engaged in the development of product opportunities in the medical devices market, including a monitor that measures tissue oxygen saturation. This monitor recently received FDA clearance for marketing in the U.S., and is now the subject of clinical trials at several hospitals. For fiscal 1998, 1997 and 1996, research and development expenses allocated to medical devices were approximately $3,190,000, $2,725,000 and $1,990,000, respectively. There can be no assurance that the Company's efforts will result in marketable products or that such products will ever generate significant revenue.

     CAPITAL NEEDS; ANTICIPATED MARKET GROWTH

     The Company believes that, in order to achieve its long-term strategic objectives and maintain and enhance its competitive position, it will need significant additional financial resources over the next several years to fund capital expenditures, research and development, working capital and debt service. The Company's business is highly capital intensive, particularly as the Company completes the transition from conventional suspension assembly production to high-volume TSA suspension production. The Company has made a substantial investment in sophisticated manufacturing technologies and automated production equipment for its suspension assemblies. The Company has added significant manufacturing capacity and increased its fixed costs over the past two fiscal years while constructing plants in Eau Claire, Wisconsin and Sioux Falls, South Dakota and expanding its plant in Hutchinson, Minnesota. The Company's capital expenditures totaled approximately $83,000,000 and $207,000,000 in fiscal 1997 and 1998, respectively. The Company also leased, in fiscal 1997 and 1998, respectively, approximately $29,000,000 and $47,000,000 of production and other equipment through operating leases. The Company currently anticipates spending approximately $150,000,000 during fiscal 1999 for expansion of TSA suspension production capacity and anticipates that continued significant capital expenditures will be necessary in fiscal 2000 and beyond for continued expansion of TSA suspension production capacity and for investment in new technologies, capacity and infrastructure to accommodate anticipated market growth. Any liquidity deficiency in the future could delay or change management's plans for the Company including curtailing its capital expenditures, plant construction and expansion and reducing research and development expenditures, which could materially adversely affect the Company's business, financial condition and results of operations.

     In an effort to enable the Company's business to grow with the market, the Company has invested at times in additional capacity and infrastructure to support anticipated market demand. Anticipated market demand, however, has not always materialized as rapidly as expected, resulting in periodic underutilization of resources and decreased profitability. Accurate capacity planning for market demand is complicated by the pace of technological change, the effects of variable manufacturing yields, and the fact that most of the Company's plant and equipment expenditures have long lead times, thus requiring major commitments well in advance of actual requirements. The Company's underestimation or overestimation of its capacity requirements, or failure to successfully and timely put in place the proper technologies and infrastructure, could have a material adverse effect on the Company's business, financial conditions and results of operations.

     The Company's ability to execute its long-term strategy may depend to a significant degree on its ability to obtain additional long-term debt and equity capital. The Company has no commitments for additional borrowings or sales of equity. The precise amount and timing of the Company's funding needs cannot be determined at this time, and there can be no assurance that the Company will be able to obtain any such future additional financing on terms acceptable to the Company or at all. The Company's ability to repay its indebtedness at maturity may depend on refinancing, which could be adversely affected if the Company does not have access to the capital markets for the sale of additional debt or equity through public offerings or private placements on terms acceptable to the Company. Factors that could affect the Company's access to the capital markets, or the cost of such capital, include changes in interest rates, general economic conditions, the perception in the capital markets of the Company's business, results of operations, leverage, financial condition and business prospects. In addition, certain covenants relating to the Company's existing indebtedness limit the Company's ability to incur additional indebtedness. If the Company is unable to obtain sufficient capital in the future, it could be required to curtail its capital expenditures, slow plant construction and expansion and reduce research and development expenditures, which could materially adversely affect the Company's business, financial condition and results of operations.

     MANUFACTURING RISKS

     The Company manufactures a wide variety of suspension assemblies having different selling prices and manufacturing costs. The product mix varies from week to week as market demand changes. Any substantial variation in product mix can lead to changes in utilization of equipment and tooling, inventory obsolescence and overstaffing in certain areas, all of which could adversely impact the Company's business, financial condition and results of operation.

     Rapid technological change within the disk drive industry has led to numerous suspension assembly design changes and tighter performance specifications. The resulting suspension assemblies initially are more difficult to manufacture and typically require additional capital expenditures and increased development and support expenses. Manufacturing yields and efficiencies also vary from product to product. Newer products typically have lower initial manufacturing yields and efficiencies as the Company commences volume manufacturing and thereafter ramps to full production.

     The Company's TSA suspension assembly production has moved from pre-production volumes, resulting in shipment of 8 million TSA suspensions in fiscal 1997, to production volumes, resulting in shipment of 85 million TSA suspensions in fiscal 1998. Although positive gross margins were achieved on TSA suspension production at the end of the fiscal 1998 fourth quarter, profitable high-volume production of TSA suspensions had not yet been achieved by the Company in connection with its ramp of TSA suspension capacity. There can be no assurance that the Company will attain its output goals and related profitability with regard to TSA suspension products.

     As the Company grows, production of certain suspension assemblies may need to be transferred from one manufacturing site to another. At times, this transfer has lowered initial yields and/or manufacturing efficiencies, resulting in higher manufacturing costs. The Company's manufacturing plants are located in Minnesota, South Dakota and Wisconsin, all of which can experience severe weather. Severe weather has at times resulted in lower production and decreased Company shipments.

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

     The Company's production processes require the storage, use and disposal of a variety of chemicals that are considered hazardous under applicable federal and state laws. Accordingly, the Company is subject to a variety of regulatory requirements for the handling of such materials. If an accident were to result in significant personal injury or environmental damage, the Company's business, financial condition and results of operations could be materially adversely affected.

     CUSTOMER CONCENTRATION

     While the Company is a supplier to nearly all domestic confirm and many foreign-based manufacturers of hard disk drives and recording heads used in hard disk drives, the Company's sales have remained concentrated within a small customer base. Sales to the Company's five largest customers constituted 84%, 86% and 87% of net sales, respectively, for fiscal 1998, 1997 and 1996. Over the years, the disk drive industry has experienced numerous consolidations. This has resulted in fewer, but larger, customers for the Company's products. The loss of one or more of the Company's major customers for any reason, including the development by any one customer of the capability to produce suspension assembles in high volume for its own products, or the failure of a customer to pay its account balance with the Company, could have a material adverse effect on the Company's results of operations.

     INTELLECTUAL PROPERTIES

     Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. The Company's success depends in large part on trade secrets relating to its proprietary manufacturing processes. The Company seeks to protect these trade secrets and its other proprietary technology in part by requiring each of its employees to enter into non-disclosure and non-competition agreements in which the employee agrees to maintain the confidentiality of all proprietary information of the Company and, subject to certain exceptions, to assign to the Company all rights in any proprietary information or technology made or contributed by the employee during his or her employment. In addition, the Company regularly enters into non-disclosure agreements with third parties, such as consultants, suppliers and customers. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any such breach, or that the Company's trade secrets will not otherwise become known or independently developed by the Company's competitors.

     The Company believes that although the patents it holds and may obtain will be of value, they will not independently determine the Company's success. Moreover, patents may not be issued with respect to the Company's pending patent applications, and its issued patents may not be sufficiently broad to protect the Company's technology. The Company competes in an industry characterized by rapid development and technological innovation. There can be no assurance that the Company's future technology will be protectable, or that any patent issued to the Company will not be challenged, invalidated, circumvented or infringed. In addition, the Company has only limited patent rights outside the United States, and the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

     The Company and certain users of the Company's products have from time to time received, and may in the future receive, communications from third parties asserting patents against the Company or its customers that may relate to certain of the Company's manufacturing equipment or products or to products that include the Company's products as a component. Although the Company to date has not been a party to any such material intellectual property litigation, certain of its customers have been sued on patents having claims closely related to products sold by the Company. In the event that any third party were to make a valid infringement claim and a license were not available on terms acceptable to the Company, the Company's business, financial condition and results of operations could be adversely affected. The Company expects that, as the number of patents issued continues to increase, and as the Company grows, the volume of intellectual property claims could increase. Litigation may be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. The Company could incur substantial costs in seeking enforcement of its issued or licensed patents against infringement or the unauthorized use of its trade secrets and proprietary know-how by others or in defending itself against claims of infringement by others, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     AVAILABILITY OF CERTAIN MATERIALS

     Certain types of photoresist, a liquid compound used in the photoetching process, and the stainless steel, copper and polyimide materials that meet the Company's strict specifications, are each currently available from only one supplier. The supplier of stainless steel periodically resets the price of its product based on fluctuations in the value of the Japanese yen which may increase the Company's costs for raw materials. If for any reason the Company were unable to continue to obtain these materials in the necessary quantities and at reasonable prices, the Company's business, financial condition and results of operations could be materially adversely affected.

     VOLATILITY OF SECURITIES

     The market prices for securities of companies in the disk drive industry (including those of the Company) are subject to significant volatility. If revenue or earnings in any fiscal quarter fail to meet the investment community's expectations for any reason, there could be an immediate adverse impact on the market price of the Company's securities. The market, in addition, has from time to time experienced significant price and volume fluctuations that are unrelated to the operating results of the Company. Future announcements concerning the Company, as well as general market conditions, may have a significant effect on the market price of the Company's securities, and future trading prices of the Company's securities will depend on other factors such as perceptions of the Company's business and the disk drive industry generally, prevailing interest rates and the market for similar securities. Such volatility may limit the Company's ability in the future to raise additional capital.

     INCREASED LEVERAGE; ABILITY TO SERVICE DEBT

     In connection with the sale of its 6% Convertible Subordinated Notes due 2005 in March 1998, the Company incurred $150,000,000 in additional indebtedness, which increased the ratio of total debt to total capitalization from 21.7% at September 28, 1997 to 48.5% at September 27, 1998. As a result of this increased leverage, the Company's interest obligations increased substantially. The Company's ability to satisfy its obligations will be dependent upon its future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond the Company's control. To the extent that a substantial portion of the Company's cash flow from operations is used to pay the principal of, and interest on, its indebtedness, such cash flow will not be available to fund future operations and capital expenditures. The increased leverage also may limit the Company's ability to obtain additional financing to fund future capital expenditures, research and development, working capital, debt service and other general corporate requirements, and could make it more vulnerable to general economic downturns and competitive pressures. There is no assurance that the Company's operating cash flow will be sufficient to fund its future capital expenditure and debt service requirements or to fund future operations.

     RESTRICTIVE COVENANTS

     The Company is a party to a number of financing agreements that contain restrictive financial covenants requiring the Company to maintain certain minimum financial ratios, including, in certain cases, fixed charge coverage, interest coverage, cash availability and total debt to total capitalization ratios. As of September 27, 1998, the Company was in compliance with all such covenants, as amended. The ability of the Company to comply with these covenants depends upon its future operating performance. The Company's ability to achieve its required operating performance depends, in part, on general industry conditions and other factors outside of the Company's control. There can be no assurance that the Company will be able to comply with these covenants, or that the Company will be successful in renegotiating its financing agreements or otherwise obtaining relief from such covenants, if necessary, at any future date. A default under some or all of the foregoing agreements may allow acceleration of outstanding amounts. In such event, the Company may have to pursue alternative financing arrangements. If the Company is not in compliance with financial covenants in its financing agreements at the end of any fiscal quarter, its future results of operations and liquidity could be materially adversely affected.

     YEAR 2000 ISSUES

     Certain of the Company's business systems may require updating to continue to function properly beyond 1999. The Company believes that adequate resources have been allocated for this purpose and does not expect to incur significant expenses to address this issue. There can be no assurance, however that the Company will identify all Year 2000 compliance problems in its systems before they occur or that the Company will be able to remedy successfully any problems that are discovered. The expenses of the Company's efforts to address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 compliance problems, which could cause fluctuations in the Company's revenue and operating results.

ITEM 2.   PROPERTIES

     The Company's executive offices, primary manufacturing plants and training center are located in four buildings, owned by the Company, on a site of approximately 163 acres in Hutchinson, Minnesota. The largest building has floor area of approximately 480,000 square feet, and the Company recently completed construction of a 179,000 square foot expansion to an existing 56,000 square foot equipment build center. The Company also leases a 20,000 square foot warehouse, 34,000 square feet of office space and a fabrication shop of approximately 12,000 square feet near the Hutchinson site.

     The Company completed construction of a manufacturing plant in Sioux Falls, South Dakota, owned by the Company, of approximately 299,000 square feet, which first produced parts that were customer-qualified in June 1998. The Company also leases a warehouse of 4,800 square feet in Sioux Falls.

     The Company operates a manufacturing plant in Eau Claire, Wisconsin, in connection with which it leases a building of approximately 156,000 square feet. The Company also operates a photoetching plant in Eau Claire, owned by the Company, of approximately 320,000 square feet.

     The Company leases a building of approximately 100,000 square feet located in Plymouth, Minnesota for stamping operations, office space and a logistic center, and has leased approximately 45,000 square feet of space located in Eden Prairie, Minnesota for offices and a computer center. The Company also leases sales offices in Singapore, the Netherlands and the People's Republic of China.

     The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements.

ITEM 3.   LEGAL PROCEEDINGS

     On February 27, 1998, the Company commenced a lawsuit, in McLeod County District Court in Glencoe, Minnesota, against five former employees and their newly-formed company. The lawsuit alleges, among other things, breach of non-compete, confidentiality and assignment of inventions agreements. On August 24, 1998, the Court entered an injunction against the defendants. Thereafter, the Company filed motions to add a competitor and its parent corporation as party defendants, with whom the enjoined defendants had a contract. The parties entered into a Memorandum of Understanding dated September 20, 1998, setting forth the material terms of an agreement to resolve the litigation. The parties are currently negotiating a formal settlement agreement, consistent with the Memorandum.

     The Company is a party to certain other claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect the Company's current or future business or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM X.   EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:


            NAME          AGE                        POSITION
   --------------------   ---    ----------------------------------------------
    Jeffrey W. Green      58      Chairman of the Board and Director

    Wayne M. Fortun       49      President, Chief Executive Officer and Chief
                                    Operating Officer and Director

    John A. Ingleman      52      Vice President, Chief Financial Officer and
                                    Secretary

    Rebecca A. Albrecht   45      Vice President of Human Resources

    Beatrice A. Graczyk   50      Vice President of Disk Drive Components
                                    Operations

    Richard C. Myers      58      Vice President of Administration

    Richard J. Penn       42      Vice President of Sales and Marketing

    R. Scott Schaefer     45      Vice President and Chief Technical Officer


     MR. GREEN is a co-founder of the Company and has served as a director since the Company's formation in 1965. Mr. Green has been Chairman of the Board since January 1983, and served as the Company's Chief Executive Officer from January 1983 to May 1996.

     MR. FORTUN was elected President and Chief Operating Officer in 1983 and Chief Executive Officer in May 1996. He has served as a director of the Company since 1983. He is also a director of G&K Services, Inc. and Excelsior-Henderson Motorcycle Manufacturing Company. Mr. Fortun has been with the Company since 1975.

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

     MS. GRACZYK was elected Vice President in May 1990 and is now Vice President of Disk Drive Components Operations. Previously she had been Director of Component Operations since 1988. Ms. Graczyk has been with the Company since 1970.

     MR. MYERS was elected Vice President in January 1988 and has been Vice President of Administration since January 1995. Mr. Myers served as the Company's Vice President of Sales and Marketing from January 1988 through January 1995. Mr. Myers has been with the Company since 1977.

     MR. PENN was elected Vice President in January 1996 and is now Vice President of Sales and Marketing. Previously he had been Director of Sales and Marketing since December 1994, Senior Manager responsible for medical business development from January 1994 to December 1994 and Marketing Manager since June 1990. Mr. Penn has been with the Company since 1981.

      MR. SCHAEFER was elected Vice President in May 1990 and is now Vice President and Chief Technical Officer. Previously he had been Vice President of Medical Business Development since 1990 and Director of Engineering since 1988. Mr. Schaefer has been with the Company since 1979.

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


                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 27, 1998, pages
**[33-34, 39 and 43.]

ITEM 6.   SELECTED FINANCIAL DATA

          Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 27, 1998, pages
**[40 and 41.]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 27, 1998, pages **[21-26.]

**[ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. CONFIRM WITH ARTHUR ANDERSON NO "MATERIAL" MARKET RISK EXPOSURE]

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 27, 1998, pages **[27-39.]

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Incorporated herein by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," pages **[4-6 and 15], in the Company's Proxy Statement dated December 16, 1998. See also Part I hereof under the heading "Item X. Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

          Incorporated herein by reference is the information appearing under the headings "Summary Compensation Table" and "Option Tables", pages **[11-13], and the information regarding compensation of non-employee directors on pages **[5-6], in the Company's Proxy Statement dated December 16, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management," pages **[2-3], and the information appearing in the tables and notes on pages **[11-13], in the Company's Proxy Statement dated December 16, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   CONSOLIDATED FINANCIAL STATEMENTS:

            Report of Independent Public Accountants

            Consolidated Statements of Operations for the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996

            Consolidated Balance Sheets as of September 27, 1998 and September 28, 1997

            Consolidated Statements of Cash Flows for the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996

            Consolidated Statements of Shareholders' Investment for the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996

            Notes to Consolidated Financial Statements

            (Incorporated by reference to pages **[27-39] of the Company's Annual Report to Shareholders for the fiscal year ended September 27, 1998.)

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

        #10.4 Hutchinson Technology Incorporated 401-K Plan and related 401-K Trust (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, File No. 0-14709), and Amendment effective April 1, 1995 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), and Amendment effective April 1, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 23, 1996, File No. 0-14709).

        #10.5 Directors' Retirement Plan effective as of January 1, 1992 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1992, File No. 0-14709).

        #10.6 Description of Bonus Program for Key Employees of Hutchinson Technology Incorporated (incorporated by reference to Exhibit
               10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1992, File No. 0-14709).

        #10.7 1988 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1988, File No. 0-14709), Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1993, File No. 0-14709), and Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 1995, File No. 0-14709).

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

        10.11 Master Lease Agreement dated as of December 19, 1996 between General Electric Capital Corporation, as Lessor ("GE"), and Hutchinson Technology Incorporated, as Lessee (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996, File No. 0-14709), Amendment dated June 30, 1997 to the Master Lease Agreement between GE and Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               December 28, 1997, File No. 0-14709), letter amendment dated March 5, 1998 to the Master Lease Agreement between GE and Hutchinson Technology Incorporated (incorporated by reference to
               Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998, File No. 0-14709), and letter amendment dated September 25, 1998 to the Master Lease Agreement between GE and Hutchinson Technology Incorporated.

       #10.12 Hutchinson Technology Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996, File No. 0-14709).

       #10.13 Hutchinson Technology Incorporated Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997, File No. 0-14709).

         11.1  Statement Regarding Computation of Per Share Earnings.

         13.1  Annual Report to Shareholders for the fiscal year ended
               September 27, 1998 (only those portions specifically incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

         21.1  List of Subsidiaries.

         23.1  Consent of Independent Public Accountants.

         27.1  Financial Data Schedule.

--------------------

* Exhibits 10.8 and 10.9 contain portions for which confidential treatment has been granted by the Securities and Exchange Commission.

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)  REPORTS ON FORM 8-K

     No reports were filed on Form 8-K during the fourth quarter of the fiscal year ended September 27, 1998.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hutchinson Technology Incorporated:

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the Hutchinson Technology Incorporated and Subsidiaries 1998 Annual Report to Shareholders, incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated October __, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                   /s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
October __, 1998

                                                                  SCHEDULE II



                HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                         VALUATION AND QUALIFYING ACCOUNTS
                               (Dollars in Thousands)


                                                 Balance at      Additions                        Balance at
                                                 Beginning    Charged to Costs    Other Changes     End of
                                                 of Period      and Expenses      Add (Deduct)      Period
                                                ------------  ----------------   ---------------  -----------
 1996:
    Deducted from asset accounts -
       Allowance for doubtful
          accounts receivable......                  $1,539            $178            ($1) (1)      $1,716
       Reserve for sales returns
          and allowances...........                     385           1,835         (1,788) (2)         432
                                                     ------          ------         ------           ------
                                                     $1,924          $2,013         (1,789)          $2,148
                                                     ------          ------         ------           ------
                                                     ------          ------         ------           ------
 1997:
    Deducted from asset accounts -
       Allowance for doubtful
          accounts receivable......                  $1,716            $254            ($5) (1)      $1,965
       Reserve for sales returns
          and allowances...........                     432           1,348         (1,563) (2)         217
                                                     ------          ------         ------           ------
                                                     $2,148          $1,602         (1,568)          $2,182
                                                     ------          ------         ------           ------
                                                     ------          ------         ------           ------
 1998:
    Deducted from asset accounts -
       Allowance for doubtful
          accounts receivable......                  $1,965          $1,730            ($0) (1)      $3,695
       Reserve for sales returns
          and allowances...........                     217           5,656         (4,361) (2)       1,512
                                                     ------          ------         ------           ------
                                                     $2,182          $7,386         (4,361)          $5,207
                                                     ------          ------         ------           ------
                                                     ------          ------         ------           ------


 (1)   Uncollectible accounts receivable written off, net of recoveries.

 (2)   Returns honored and credit memos issued.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 1998.


                                   HUTCHINSON TECHNOLOGY
                                    INCORPORATED

                                   By
                                     ------------------------------------------
                                     Wayne M. Fortun
                                     President, Chief Operating Officer and
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 15, 1998.


                                   --------------------------------------------
                                   Wayne M. Fortun, President, Chief Operating
                                   Officer, Chief Executive Officer (Principal
                                   Executive Officer) and Director


                                   --------------------------------------------
                                   John A. Ingleman, Vice President, Chief
                                   Financial Officer (Principal Financial
                                   Officer and Principal Accounting Officer)


                                   --------------------------------------------
                                   W. Thomas Brunberg, Director


                                   -------------------------------------------
                                   Archibald Cox, Jr., Director


                                   --------------------------------------------
                                   James E. Donaghy, Director


                                   --------------------------------------------
                                   Harry C. Ervin, Jr., Director


                                   --------------------------------------------
                                   Jeffrey W. Green, Director


                                   --------------------------------------------
                                   Steven E. Landsburg, Director


                                   --------------------------------------------
                                   Richard N. Rosett, Director

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 1998.

                                   HUTCHINSON TECHNOLOGY
                                    INCORPORATED

                                   By   /s/ Wayne M. Fortun
                                      ----------------------------------------
                                       Wayne M. Fortun
                                       President, Chief Operating Officer and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 15, 1998.

                                     /s/ Wayne M. Fortun
                                   -------------------------------------------
                                   Wayne M. Fortun, President, Chief Operating
                                   Officer, Chief Executive Officer (Principal
                                   Executive Officer) and Director

                                     /s/ John A. Ingleman
                                   -------------------------------------------
                                   John A. Ingleman, Vice President, Chief
                                   Financial Officer (Principal Financial
                                   Officer and Principal Accounting Officer)

                                     /s/ W. Thomas Brunberg
                                   -------------------------------------------
                                   W. Thomas Brunberg, Director

                                     /s/ Archibald Cox, Jr.
                                   -------------------------------------------
                                   Archibald Cox, Jr., Director

                                     /s/ James E. Donaghy
                                   -------------------------------------------
                                   James E. Donaghy, Director

                                     /s/ Harry C. Ervin, Jr.
                                   -------------------------------------------
                                   Harry C. Ervin, Jr., Director

                                     /s/ Jeffrey W. Green
                                   -------------------------------------------
                                   Jeffrey W. Green, Director

                                     /s/ Steven E. Landsburg
                                   -------------------------------------------
                                   Steven E. Landsburg, Director

                                     /s/ Richard N. Rosett
                                   -------------------------------------------
                                   Richard N. Rosett, Director

                                   EXHIBIT INDEX


Exhibit                  Description                                Page
-------                  -----------                                ----

3.1    Restated Articles of Incorporation of the
       Company, as amended by Articles of
       Amendment dated January 27, 1988 and as
       amended by Articles of Amendment dated
       January 21, 1997 (incorporated by reference
       to Exhibit 3.1 to the Company's Quarterly
       Report on Form 10-Q for the quarter ended
       June 29, 1997, File No. 0-14709). . . . . . . .Incorporated by Reference

3.2    Restated By-Laws of the Company
       (incorporated by reference to Exhibit 3.2
       to the Company's Quarterly Report on Form
       10-Q for the quarter ended December 29,
       1996, File No. 0-14709).. . . . . . . . . . . .Incorporated by Reference

4.1 Instruments defining the rights of security holders, including an indenture. The
       Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.

10.1   Lease with Right of Refusal between Donald
       Wendorff and Laura Wendorff, Lessors, and
       the Company, Lessee, dated September 6,
       1995 (incorporated by reference to Exhibit
       10.2 to the Company's Annual Report on Form
       10-K for the fiscal year ended September
       24, 1995, File No. 0-14709).. . . . . . . . . .Incorporated by Reference

10.2   Office/Warehouse Lease between OPUS
       Corporation, Lessor, and the Company,
       Lessee, dated December 29, 1995
       (incorporated by reference to Exhibit 10.2
       to the Company's Quarterly Report on Form
       10-Q for the quarter ended March 24, 1996,
       File No. 0-14709), and First Amendment to
       Office/Warehouse Lease dated April 30, 1996
       (incorporated by reference to Exhibit 10.2
       to the Company's Quarterly Report on Form
       10-Q for the quarter ended June 23, 1996,
       File No. 0-14709).. . . . . . . . . . . . . . .Incorporated by Reference

10.3   Building Lease dated April 1988 and
       Amendment to Building Lease dated August
       29, 1988 (incorporated by reference to
       Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended
       September 25, 1988, File No. 0-14709),
       Second



       Amendment to Building Lease dated as of
       September 18, 1989, relating to the
       Company's Sioux Falls, South Dakota
       facility (incorporated by reference to
       Exhibit 10.9 to the Company's Annual Report
       on Form 10-K for the fiscal year ended
       September 30, 1990, File No. 0-14709),
       Third Amendment to Building Lease dated
       September 19, 1991, relating to the
       Company's Sioux  Falls, South  Dakota
       facility (incorporated by reference to
       Exhibit 10.9 to the Company's Annual Report
       on Form 10-K for the fiscal year ended
       September 29, 1991, File No. 0-14709),
       Fourth Amendment to Commercial Lease dated
       September 29, 1992, relating to the
       Company's Sioux Falls, South Dakota
       facility (incorporated by reference to
       Exhibit 10.10 to the Company's Annual
       Report on Form 10-K for the fiscal year
       ended September 27, 1992, File No.
       0-14709), Fifth Amendment to Commercial
       Lease dated February 11, 1993, relating to
       the Company's Sioux Falls, South Dakota
       facility (incorporated by reference to
       Exhibit 10.6 to the Company's Annual Report
       on Form 10-K for the fiscal year ended
       September 24, 1995, File No. 0-14709),
       Sixth Amendment to Commercial Lease dated
       February 17, 1995, relating to the
       Company's Sioux Falls, South Dakota
       facility (incorporated by reference to
       Exhibit 10.6 to the Company's Annual Report
       on Form 10-K for the fiscal year ended
       September 24, 1995, File No. 0-14709), and
       Seventh Amendment to Commercial Lease dated
       April 1, 1995, relating to the Company's
       Sioux Falls, South Dakota facility
       (incorporated by reference to Exhibit 10.6
       to the Company's Annual Report on Form 10-K
       for the fiscal year ended September 24,
       1995, File No. 0-14709) . . . . . . . . . . . .Incorporated by Reference

10.4   Hutchinson Technology Incorporated 401-K
       Plan and related 401-K Trust (incorporated
       by reference to Exhibit 10.10 to the
       Company's Annual Report on Form 10-K for
       the fiscal year ended September 30, 1990,
       File No. 0-14709), and Amendment effective
       April 1, 1995 (incorporated by reference to
       Exhibit 10.4 to the Company's Quarterly
       Report on Form 10-Q for the quarter ended
       March 24, 1996, File No. 0-14709), and
       Amendment effective April 1, 1996
       (incorporated by reference to Exhibit 10.4
       to the Company's Quarterly Report on Form
       10-Q for the quarter ended June 23, 1996,
       File No. 0-14709) . . . . . . . . . . . . . . .Incorporated by Reference



10.5   Directors' Retirement Plan effective as of
       January 1, 1992 (incorporated by reference to Exhibit 10.12 to the Company's Annual
       Report on Form 10-K for the fiscal year
       ended September 27, 1992, File No. 0-14709) . .Incorporated by Reference

10.6   Description of Bonus Program for Key
       Employees of Hutchinson Technology
       Incorporated (incorporated by reference to
       Exhibit 10.13 to the Company's Annual
       Report on Form 10-K for the fiscal year
       ended September 27, 1992, File No. 0-14709) . .Incorporated by Reference

10.7   1988 Stock Option Plan (incorporated by
       reference to Exhibit 10.8 to the Company's
       Annual Report on Form 10-K for the fiscal
       year ended September 25, 1988, File No.
       0-14709), Amendment to the 1988 Stock
       Option Plan (incorporated by reference to
       Exhibit 10.5 to the Company's Annual Report
       on Form 10-K for the fiscal year ended
       September 26, 1993, File No. 0-14709), and
       Amendment to the 1988 Stock Option Plan
       (incorporated by reference to Exhibit 10.5
       to the Company's Quarterly Report on Form
       10-Q for the quarter ended March 26, 1995,
       File No. 0-14709) . . . . . . . . . . . . . . .Incorporated by Reference

*10.8  Technology Transfer and Development
       Agreement, effective as of September 1,
       1994, between Hutchinson Technology
       Incorporated and International Business
       Machines Corporation (incorporated by
       reference to Exhibit 10.10 to the Company's
       Quarterly Report on Form 10-Q/A for the
       quarter ended June 25, 1995, File No.
       0-14709), and Amendment dated December 11,
       1995 to the Technology Transfer and
       Development Agreement between International
       Business Machines Corporation and
       Hutchinson Technology Incorporated executed
       June 15, 1995 (incorporated by reference to
       Exhibit 10.8 to the Company's Quarterly
       Report on Form 10-Q for the quarter ended
       December 24, 1995, File No. 0-14709). . . . . .Incorporated by Reference

*10.9  Patent License Agreement, effective as of
       September 1, 1994, between Hutchinson
       Technology Incorporated and International
       Business Machines Corporation (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form




       10-Q/A for the quarter ended June 25, 1995,
       File No. 0-14709). . . . . . . . . . . . . . .Incorporated by Reference

10.10  Lease Agreement between Meridian Eau Claire
       LLC and Hutchinson Technology Incorporated,
       dated May 1, 1996 (incorporated by reference
       to Exhibit 10.10 to the Company's Quarterly
       Report on Form 10-Q for the quarter ended
       June 23, 1996, File No. 0-14709) . . . . . . .Incorporated by Reference

10.11  Master Lease Agreement dated as of December
       19, 1996 between General Electric Capital
       Corporation, as Lessor ("GE"), and
       Hutchinson Technology Incorporated, as
       Lessee (incorporated by reference to
       Exhibit 10.11 to the Company's Quarterly
       Report on Form 10-Q for the quarter ended
       December 29, 1996, File No. 0-14709),
       Amendment dated June 30, 1997 to the Master
       Lease Agreement between GE and Hutchinson
       Technology Incorporated (incorporated by
       reference to Exhibit 10.11 to the Company's
       Quarterly Report on Form 10-Q for the
       quarter ended December 28, 1997, File No.
       0-14709), letter amendment dated March 5,
       1998 to the Master Lease Agreement between
       GE and Hutchinson Technology Incorporated
       (incorporated by reference to Exhibit 10.11
       to the Company's Quarterly Report on Form
       10-Q for the quarter ended March 29, 1998,
       File No. 0-14709), and letter amendment
       dated September 25, 1998 to the Master
       Lease Agreement between GE and Hutchinson
       Technology Incorporated.  . . . . . . . . . . . . . Filed Electronically

#10.12 Hutchinson Technology Incorporated 1996
       Incentive Plan (incorporated by reference
       to Exhibit 10.12 to the Company's Quarterly
       Report on Form 10-Q for the quarter ended
       December 29, 1996, File No. 0-14709). . . . . .Incorporated by Reference

#10.13 Hutchinson Technology Incorporated
       Incentive Bonus Plan (incorporated by
       reference to Exhibit 10.13 to the Company's
       Quarterly Report on Form 10-Q for the
       quarter ended December 28, 1997, File
       No. 0-14709). . . . . . . . . . . . . . . . . .Incorporated by Reference

11.1   Statement Regarding Computation of Per
       Share Earnings. . . . . . . . . . . . . . . . . . . Filed Electronically

13.1   Annual Report to Shareholders for the
       fiscal year ended September 27, 1998 (only those portions



       specifically incorporated by reference
       herein shall be deemed filed with
       the Securities and Exchange Commission).  . . . . . Filed Electronically

21.1   List of Subsidiaries. . . . . . . . . . . . . . . . Filed Electronically

23.1   Consent of Independent Public Accountants.  . . . . Filed Electronically

27.1   Financial Data Schedule.  . . . . . . . . . . . . . Filed Electronically
