Form 10-K405
period 1998-09-27
HUTCHINSON TECHNOLOGY INC
filed 1998-12-23
CIK 772897

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

                    NOTE REGARDING UNAUTHORIZED FILING

     ON DECEMBER 17, 1998 AT 3:28 P.M., EASTERN STANDARD TIME, THE EDGAR FILING AGENT FOR HUTCHINSON TECHNOLOGY INCORPORATED (THE "COMPANY") MISTAKENLY FILED ON THE EDGAR FILING SYSTEM OF THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), WITHOUT AUTHORIZATION FROM THE COMPANY, A DRAFT FORM OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1998. THE FILING WAS ASSIGNED ACCESSION NUMBER 0001047469-98-044325 BY THE COMMISSION. THE DRAFT FILED ON THE EDGAR SYSTEM DOES NOT CONSTITUTE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1998.


     THE FOLLOWING CONSTITUTES THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1998.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended September 27, 1998 are incorporated by reference in Part II. Portions of the registrant's Proxy Statement dated December 17, 1998 for the annual meeting of shareholders to be held January 26, 1999 are incorporated by reference in Part III.

                             FORWARD-LOOKING STATEMENTS

     The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business," "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to risks and uncertainties, including those discussed under "Forward-Looking Statements" in Item 7 and "Risk Factors" on pages 13-21 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.   BUSINESS

THE COMPANY

     Hutchinson Technology Incorporated (the "Company") was incorporated in 1965 in Minnesota. The Company is the world's leading supplier of suspension assemblies for hard disk drives. The Company estimates that it produces approximately 70% (plus or minus 10 percentage points) of all suspension assemblies sold to disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. Suspension assemblies are critical components of hard disk drives that hold the recording heads in position above the spinning magnetic disks. The Company's suspension assemblies are manufactured with proprietary technology and processes to uniform and precise specifications that are critical to maintaining the necessary microscopic clearance between the head and disk. During the fiscal year ended September 27, 1998, the Company shipped approximately 516 million suspension assemblies of all types. The Company is a supplier to nearly all domestic and many foreign-based users of suspension assemblies, including Applied Magnetics, IBM and its affiliates, Maxtor, Quantum, Read-Rite, SAE Magnetics/TDK, Samsung, Seagate Technology, Toshiba, Western Digital and Yamaha. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment, and has maintained this position through multiple technological transitions in the disk drive industry over the past decade.

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

INDUSTRY BACKGROUND

     In its November 1998 report, International Data Corporation ("IDC") estimated that total revenue in the disk drive industry (defined as unit shipments multiplied by the midyear average unit price paid by OEMs for quantity 1000+ contracts) would be approximately $26.9 billion in 1998 and grow to approximately $32.5 billion in 2000. Disk drive industry growth has been driven by such factors as the growing use of desktop PCs, workstations, portable computers and enterprise computing and storage, the increasing amount of memory required for software program storage and the continuing accumulation of data. In its August 1998 report, TRENDFOCUS stated that desktop PCs and servers are expected to grow at 12.7% and 14.8% compound annual growth rates, respectively, from 1998 to 2001. Unit growth rates for disk drives and disk drive components are expected to parallel unit growth rates for desktop PCs and servers. IDC's report estimates that hard disk drive unit shipments will grow at a compound annual growth rate of 13.8% from 1997 to 2002.

     The demand for additional storage capacity is stimulated by the increasing use of disk drives for non-computer applications such as voice mail and video data, the expansion of storage-intensive data warehousing, Internet and intranet applications, and the simultaneous use of multiple small disk drives, such as systems using Redundant Arrays of Inexpensive Disks ("RAID"). According to its November 1998 report, IDC estimated that annual shipments of disk drives would reach approximately 139 million in 1998 and grow to approximately 184 million in 2000. The demand for very high capacity disk drives, such as those used in network servers, has been growing faster than the overall demand for disk drives. Drives for such network servers each typically contain four to ten disks, and therefore eight to twenty recording heads and suspension assemblies. In addition, industry transitions from thin film inductive recording heads to magneto-resistive ("MR") heads, which are significantly more sensitive than thin film inductive heads in reading data from disks with higher areal densities, and from nano heads to the smaller pico heads, have reduced initial production yields of the head and disk drive manufacturers. Because a significant portion of head yield reduction occurs after the head is bonded onto the suspension assembly, low yields often result in increased demand for suspension assemblies in order to achieve desired disk drive shipment levels.

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

     The Company introduced TSA suspension assemblies to customers and began shipping electrically functional engineering samples in the first half of fiscal 1996. During the first fiscal year of volume manufacturing of its TSA suspension assemblies (the fiscal year ended September 28, 1997), the Company shipped approximately 8 million TSA suspensions. In the fiscal year ended September 27, 1998, the Company shipped approximately 85 million TSA suspensions. TSA suspensions accounted for approximately one percent of the Company's fiscal 1997 unit shipments and approximately 16% of the Company's fiscal 1998 unit shipments. The Company expects them to account for approximately half of its total unit shipments during fiscal 1999. To further assure customers that the TSA suspensions they require for their products will be readily available when and where they are needed, in fiscal 1998 the Company started offering component-level parts, such as load beams, base plates and flexures for both conventional and TSA suspensions, for sale to competitive suspension assembly manufacturers. As demand for TSA suspensions increases, customers will have an additional source of supply for critical suspension assemblies.

     TSA suspension assemblies are adaptable to future developments in disk drive design and manufacturing. Variations of TSA suspension assemblies now in development by the Company offer promising solutions to the challenges posed by increasing areal density to increase disk drive capacity. As the number of data tracks per disk increases to achieve increased areal density (tracks are expected to increase from the current 5,000 per inch to 20,000 or
more per inch within the next few years),   recording heads must be
positioned above data tracks with more precision than current disk drive technology allows. A TSA suspension incorporating a second stage actuator could provide the degree of precision required to properly position the head over a data track as track densities increase. Similarly, an increase in areal density achieved by increasing the number of data bits recorded per linear inch on each data track will require preamplification to overcome signal to noise problems that occur as bit density increases. Electrical termination pads incorporated in a TSA suspension provide a means of positioning a preamplifier closer to the recorded data to reduce the signal to noise problem. Additional variations for other TSA suspension products are also in development. The Company anticipates that TSA suspensions and these related follow-on features will result in TSA products becoming a disk drive industry standard platform.

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

COMPETITION

     The Company believes that the principal factors of competition in the suspension assembly market include time to market, product quality, design expertise, reliability of volume supply and price. The Company estimates that it produces approximately 70% (plus or minus 10 percentage points) of all suspension assemblies sold to disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. The Company's principal competitors are K. R. Precision Co., Magnecomp

Corporation and Nippon Hatsujo Kabusikigaisha. Certain users of suspension assemblies also have or may develop the ability to fabricate their own suspension assemblies. In addition to competition in the conventional suspension assembly market, the electrical interconnect features of the Company's new TSA suspensions face competition from wireless interconnection technologies that are alternatives to conventional wiring, such as deposition circuitry and flexible circuitry which are also being considered for and used in drive production. Although there can be no assurance that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies, the Company believes that the number of entities that have the technical capability and capacity for producing precision suspension assemblies in large volumes will remain small.

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

RISK FACTORS

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates and projections about the disk drive industry, and our beliefs and assumptions. We intend words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the following risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Annual Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

         FLUCTUATIONS IN OPERATING RESULTS

         Our past operating results have fluctuated from fiscal period to period. We expect our future operating results also to fluctuate from fiscal period to period. These fluctuations may be caused by:

         -    changes in overall demand for our products
         - changes in our manufacturing process, or problems related to implementing a new manufacturing process
         -    introducing new products desired by our industry
         -    changes in the specific products our customers buy
         -    changes in our selling prices
         - changes in our production capacity, and using our capacity efficiently
         -    changes in our infrastructure costs, and how we control them
         -    changes in our manufacturing yields
         -    long disruptions in operations at any of our plants for any reason
         - changes in the cost of, or limits on, available materials and labor
         - increased costs when we start producing new products, and achieving high volume production quickly and profitably

         We typically allow our customers to change or cancel orders without penalty up until approximately two weeks before scheduled shipment. We therefore plan our production and inventory based primarily on forecasts of customer demand. Our forecasts, and customer demand, often fluctuate significantly from week to week. Customer demand for and our shipments of conventional suspension assemblies decreased significantly during the latter part of our fiscal 1997 and throughout all of fiscal 1998, as our major customers delayed or cancelled component orders. We believe this reduction was due to a slowdown in the disk drive industry's demand for disk drive components. We believe the slowdown occurred primarily because:

         -    drive and recording head manufacturers held excess inventory
         -    server and desk-top system demand was somewhat softer
         - some major personal computer companies started to use build-to-order manufacturing, which decreased their required disk drive inventory levels
         - data density improvements reduced slightly the average number of suspensions required per drive (from slightly over 5 to approximately 4.8 suspensions)

         Our operating results were adversely affected by this slowdown. We believe shipments of conventional suspensions in fiscal 1999 will trail those of fiscal 1998 as customer demand shifts towards TSA suspension assemblies. If customer demand for suspension assemblies weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected.

         Our gross margins have fluctuated and will continue to fluctuate from fiscal period to period. These fluctuations may be caused by:

         -    whether we use our capacity efficiently
         -    changes in overall demand for our products
         -    changes in the specific products our customers buy
         -    changes in our selling prices
         -    changes in our manufacturing yields
         -    increased costs when we start producing new products
         -    changes in the cost of, or limits on, available materials

         We rapidly expanded our TSA suspension production capacity in fiscal 1998, but our high-volume production of TSA suspensions was not profitable in that fiscal year. Our production inefficiencies resulted in significantly lower gross margins, which adversely affected our operating results.

         Our selling prices are subject to pricing pressure from our customers and market pressure from our competitors. Our selling prices change if our pricing strategies change. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product's life cycle. A typical life cycle for our products begins with higher pricing when a product is introduced, decreasing prices when it is mature, and slightly increasing pricing as it is phased out. To offset price decreases during a product's life, we rely primarily on higher sales volume. We also rely on improving our manufacturing yield to reduce the cost of manufacturing our mature products. If we cannot reduce our manufacturing costs during a product's life cycle, or at all, our business, financial condition and results of operations could be materially adversely affected.

         Many of our products are shipped overseas, specifically to the Pacific Rim region. The revenue we earn from these products qualifies for favorable tax treatment due to our Foreign Sales Corporation. If we stop shipping products overseas, or if the tax laws change to eliminate the tax benefits of having a Foreign Sales Corporation, the Company's business, financial condition and results of operations could be materially adversely affected.

         DEPENDENCE ON HARD DISK DRIVE INDUSTRY

         Almost all of our sales depend on the hard disk drive industry. Sales of suspension assemblies accounted for 96% of our net sales in fiscal 1998, 99% of our net sales in fiscal 1997 and 98% of our net sales in fiscal 1996. The hard disk drive industry is intensely competitive and our technology changes rapidly. The industry's demand for components also fluctuates. The hard disk drive industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect suppliers to this industry because hard disk drive manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction. Our results of operations have been adversely affected at various times during hard disk drive industry slowdowns, as they were in the latter part of fiscal 1997 and throughout all of fiscal 1998. Our results of operations could be materially adversely affected if the recent slowdown continues or a future significant slowdown in the industry occurs.

         PRODUCT DEVELOPMENT AND INTRODUCTION

         Our continued success depends on our ability to develop and rapidly bring to volume production new product platforms and new products that meet increasingly higher performance specifications.

         A number of risks are inherent in this process. Increasingly higher performance specifications, as well as transitions to new product platforms, initially can lower our overall manufacturing yields and efficiencies. This in turn can cause product shipments to be delayed or missed. Higher manufacturing costs also may be incurred. Manufacturing processes may need to be changed or new processes developed. If processes change, equipment may need to be replaced, modified or designed, built and installed. These changes may require additional capital.

         We may need to increase our research and development and engineering expenses to support technological advances and to introduce and manufacture new products. We expect these expenses to increase for the following new products:

         - suspensions that incorporate second stage actuators to improve head positioning over increasingly tighter data tracks on each disk
         - suspensions on which a preamplifier may be mounted to improve data transfer signals from the disk
         -    suspensions for use with new smaller-sized femto heads

         - suspensions with higher performance specifications than our customers currently require

         If we fail to introduce successfully new products on a regular and timely basis, demand for our existing products could decline, and our business, financial condition and results of operations could be materially adversely affected. If a competitor introduced a new suspension assembly design, we may not be able to respond to the new design effectively. If the new design was widely accepted by the disk drive industry, our business, financial condition and results of operations could be materially adversely affected.

         We have invested substantial amounts of financial, management, engineering and manufacturing resources to develop and introduce our TSA suspension assemblies. If continuing market acceptance and/or production of our TSA suspension assemblies is delayed for any reason or if widespread market acceptance of the TSA product platform is not achieved, our business, financial condition and results of operations could be materially adversely affected. Furthermore, if we fail to complete the transition to profitable high-volume production of our TSA suspension products or determine that TSA suspension assemblies cannot be produced profitably in the quantities and to the specifications required by our customers, our business, financial condition and results of operations could be materially adversely affected.

         We must qualify our products with our customers. The qualification process for disk drive products can be complex and difficult. Our management cannot be sure that our TSA suspensions will continue to be selected for design into our customers' products. If we are unable to obtain additional customer qualifications, or if we cannot qualify our products for high-volume production quantities, or at all, our business, financial condition and results of operations could be materially adversely affected.

         We are developing products for the medical devices market. We have developed a monitor that measures tissue oxygen saturation. This monitor recently received FDA clearance for marketing in the U.S. The monitor is now the subject of clinical trials at several hospitals. Our research and development expenses allocated to medical devices were approximately $3,190,000 in fiscal 1998, $2,725,000 in fiscal 1997 and $1,990,000 in fiscal
1996. Our efforts, however, may not result in marketable products. Even if we are able to generate marketable products, they may not generate significant revenue.

         CAPITAL NEEDS; ANTICIPATED MARKET GROWTH

         We believe that we will need significant funds over the next several years to achieve our long-term strategic objectives, and to maintain and enhance our competitive position. These funds will be used for capital expenditures, research and development, working capital and debt service. Our business is highly capital intensive. We require particularly high levels of capital expenditures as we move from conventional suspension assembly production to high-volume TSA suspension production. We have made substantial investments in sophisticated manufacturing technologies and automated production equipment for our suspension assemblies. We have added significant manufacturing capacity that has increased our fixed costs over the past two fiscal years. We have constructed plants in Eau Claire, Wisconsin and Sioux Falls, South Dakota and expanded our plant in Hutchinson, Minnesota. Our total capital expenditures were approximately $83,000,000 in fiscal 1997 and $207,000,000 in fiscal 1998. We also entered into operating leases for production and other equipment with costs of approximately $29,000,000 in fiscal 1997 and $47,000,000 in fiscal 1998. We currently anticipate spending approximately $170,000,000 during fiscal 1999 to expand TSA suspension production capacity. We anticipate that we will continue to make significant capital expenditures in fiscal 2000 and beyond to further expand TSA suspension production capacity. We also will need to continue to invest in new technologies, production capacity and infrastructure to accommodate anticipated market growth. Any inability to obtain funds in the future could delay or change our plans. If we are unable to obtain funds, we may have to curtail our capital expenditures, slow plant construction and expansion, and reduce research and development expenditures. These delays or changes in our plans could materially adversely affect the Company's business, financial condition and results of operations.

         We have at times increased our production capacity and the overhead that supports production based on anticipated market demand. Anticipated market demand, however, has not always developed as rapidly as expected. As a result, we have periodically underutilized our capacity. This underutilization has at times decreased our profitability. The following factors complicate accurate capacity planning for market demand:

         -    the pace of technological change
         -    variability in our manufacturing yields
         - long lead times for most of our plant and equipment expenditures, requiring major financial commitments well in advance of actual production requirements

Our failure to plan our capacity requirements accurately, or our failure to put in place the technologies and capacity necessary to meet market demand, could adversely affect our business, financial condition and results of operations.

         Our ability to execute our long-term strategy may depend to a significant degree on our ability to obtain additional long-term debt and equity capital. We have no commitments for additional borrowings or for sales of equity. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain any such future additional financing on terms acceptable to us or at all. We may need to refinance our indebtedness to repay it at maturity. We may need to obtain additional capital on favorable terms to refinance our indebtedness. The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

         -    changes in interest rates
         - general economic conditions and conditions in the disk drive industry
         -    the perception in the capital markets of our business
         -    our results of operations
         -    our ratio of debt to equity
         -    our financial condition
         -    our business prospects

In addition, certain covenants relating to our existing indebtedness limit our ability to incur additional indebtedness. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures, slow plant construction and expansion, and reduce research and development expenditures. Any such actions could have a material adverse effect on our business, financial condition and results of operations.

         MANUFACTURING RISKS

         We manufacture a wide variety of suspension assemblies with different selling prices and manufacturing costs. Our product mix varies weekly as market demand changes. Any substantial variation in product mix can lead to changes in utilization of our equipment and tooling, inventory obsolescence and overstaffing in certain areas, all of which could adversely impact our business, financial condition and results of operation.

         Rapid technological change in the disk drive industry has led to numerous suspension assembly design changes and tighter performance specifications. The resulting suspension assemblies initially are more difficult to manufacture and typically require additional capital expenditures and increased development and support expenses. Manufacturing yields and efficiencies also vary from product to product. Newer products typically have lower initial manufacturing yields and efficiencies as we commence volume manufacturing and thereafter ramp to full production.

         Our TSA suspension assembly production moved from pre-production volumes in fiscal 1997, when we shipped 8 million TSA suspensions, to production volumes in fiscal 1998, when we shipped 85 million TSA suspensions. During fiscal 1998, we did not produce TSA suspensions profitably as we ramped to high-volume production. At the end of the fiscal 1998 fourth quarter, however, we produced TSA suspensions at positive gross margins. We cannot be sure that we will attain our output goals and be profitable with regard to TSA suspension products.

         As we grow, we may need to transfer production of certain suspension assemblies from one manufacturing site to another. In the past, such transfers have lowered initial yields and/or manufacturing efficiencies. This results in higher manufacturing costs. Our manufacturing plants are located in Minnesota, South Dakota and Wisconsin, all of which can experience severe weather. Severe weather has, at times, resulted in lower production and decreased our shipments.

         Our ability to conduct business would be impaired if our work force were to be unionized or if a significant number of our specialized employees were to leave and could not be replaced by comparable personnel. The locations of our plants and the broad span and technological complexity of our products and processes limit the number of satisfactory engineering and other candidates for key positions.

         Our production processes require us to store, use and dispose of chemicals that are considered hazardous under applicable federal and state laws. We must handle these chemicals in accordance with a variety of regulatory requirements. If an accident occurred and resulted in significant personal injury or environmental damage, our business, financial condition and results of operations could be materially adversely affected.

         CUSTOMER CONCENTRATION

         Our sales are concentrated in a small customer base. Although we supply nearly all domestic and many foreign-based manufacturers of hard disk drives, and manufacturers of recording heads used in hard disk drives, sales to our five largest customers constituted 84% of net sales for fiscal 1998, 86% of net sales for fiscal 1997, and 87% of net sales for fiscal 1996. Over the years, the disk drive industry has experienced numerous consolidations. This has resulted in fewer, but larger, customers for our products. The loss of one or more of our major customers for any reason, including the development by any one customer of the capability to produce suspension assembles in high volume for their own products, or the failure of a customer to pay their account balance with us, could have a material adverse effect on our results of operations.

         INTELLECTUAL PROPERTIES

         We attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures. We may not, however, be able to protect our technology adequately. In addition, competitors may be able to develop similar technology independently. Our success depends in large part on trade secrets relating to our proprietary manufacturing processes. We seek to protect these trade secrets and our other proprietary technology in part by requiring each of our employees to enter into non-disclosure and non-competition agreements. In these agreements, the employee agrees to maintain the confidentiality of all of our proprietary information and, subject to certain exceptions, to assign to us all rights in any proprietary information or technology made or contributed by the employee during his or her employment. In addition, we regularly enter into non-disclosure agreements with third parties, such as consultants, suppliers and customers. These agreements may, however, be breached, and we may not have an adequate remedies for any such breach. In addition, our competitors may otherwise learn or independently develop our trade secrets.

         We believe that the patents we hold and may obtain are valuable, but that they will not independently determine our success. Moreover, patents may not be issued for our pending patent applications, and our issued patents may not be broad enough to protect our technology. We compete in an industry with rapid development and technological innovation. We cannot be sure that our future technology will be protectable, or that any patent issued to us will not be challenged, invalidated, circumvented or infringed. In addition, we have only limited patent rights outside the United States, and the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

         We and certain users of our products have received, and may receive, communications from third parties asserting patents against us or our customers that may relate to our manufacturing equipment or to our products or to products that include our products as a component. We have not been a party to any such material intellectual property litigation to date. Certain of our customers, however, have been sued on patents having claims closely related to products we sell. If any third party makes a valid infringement claim against us and a license were not available on terms acceptable to us, our business, financial condition and results of operations could be adversely affected. We expect that, as the number of patents issued continues to increase, and as we grow, the volume of intellectual property claims made against us could increase. We may need to engage in litigation to

         -    enforce patents issued or licensed to us
         -    protect trade secrets or know-how owned by us
         - determine the enforceability, scope and validity of the intellectual property rights of others

We could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on our business, financial condition and results of operations.

         COMPETITION

         We believe certain of our customers are considering development of or are using wireless interconnection technologies that compete with our TSA suspension assemblies. Our management cannot be sure that our customers will accept TSA suspensions instead of alternative wireless interconnection technologies, such as deposition circuitry and flexible circuitry. If our customers accept technologies that compete with TSA suspensions, our business, financial condition and results of operations may be potentially adversely affected.

         Future technological innovations may reduce demand for disk drives. Data storage alternatives that compete with disk drive-based data storage do exist. These storage alternatives include semiconductor (flash) memory, tape memory and laser (optical and CD) drives. The current core technology for hard disk drive data storage has been the dominant technology in the industry for many years. This technology could be replaced by an alternate technology in the future. Our business, financial condition and results of operations could be materially adversely affected if technology is adopted by the computer industry that replaces disk drives as a computer data storage medium.

         We currently can obtain certain types of photoresist, a liquid compound used in the photoetching process, and the stainless steel, copper and polyimide materials that meet our strict specifications from only one supplier of each such material. The supplier of stainless steel periodically resets the price of the product we purchase based on fluctuations in the value of the Japanese yen. When it does so, our costs for raw materials may increase. If we could not obtain the materials referred to above in the necessary quantities, with the necessary quality and at reasonable prices, our business, financial condition and results of operations could be materially adversely affected.

         VOLATILITY OF SECURITIES

         The securities of companies in the disk drive industry (including our securities) generally have volatile market prices. If our revenue or earnings in any fiscal quarter fail to meet the investment community's expectations, the market price of our securities could fall. In addition, the market for our securities has experienced significant price and volume fluctuations that are unrelated to our operating results. Future announcements about us and general market conditions may affect the market price of our securities significantly. Future trading prices of our securities may depend on factors beyond our influence such as perceptions of our business and the disk drive industry generally, prevailing interest rates and the market for similar securities. The volatility of market prices for our securities may limit our ability in the future to raise additional capital.

         INCREASED LEVERAGE; ABILITY TO SERVICE DEBT

         We incurred $150,000,000 in additional indebtedness in connection with the sale of our 6% Convertible Subordinated Notes due 2005 in March 1998. The additional indebtedness increased our ratio of total debt to total capitalization from 21.7% at September 28, 1997 to 48.5% at September 27, 1998. Our obligations to pay interest increased substantially as a result of this increased debt. Our ability to satisfy our obligations to pay interest and to repay the debt will be dependent on our future performance. Our performance is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control. To the extent that a substantial portion of our cash flow from operations is used to pay the principal of, and interest on, our indebtedness, such cash flow will not be available to fund future operations and capital expenditures. Our increased debt level also may limit our ability to obtain additional financing to fund future capital expenditures, research and development, working capital, debt service and other general corporate requirements. It could also make us more vulnerable to general economic downturns and competitive pressures. We cannot be sure that our operating cash flow will be sufficient to fund our future capital expenditure and debt service requirements or to fund future operations.

         RESTRICTIVE COVENANTS

         We have entered into a number of financing agreements that contain restrictive financial covenants. These covenants require us to maintain cash availability and to meet certain minimum financial ratios, including, in certain cases, fixed charge coverage, interest coverage and total debt to total capitalization ratios. Effective September 27, 1998 we were in compliance with all such covenants. Our ability to comply with these covenants depends upon our future operating performance. Our future operating performance depends, in part, on general industry conditions and other factors beyond our control. We cannot be sure that we will be able to comply with these covenants. If we fail to comply with these covenants in the future, we may not be successful in renegotiating the financing agreements or otherwise obtaining relief from the covenants. If we default under some or all of the financing agreements, our lenders may require that we immediately repay the full outstanding amount we owe to them. In such event, we may have to pursue alternative financing arrangements. If we are not in compliance with financial covenants in our financing agreements at the end of any fiscal quarter, our future results of operations and liquidity could be materially adversely affected.

         YEAR 2000 ISSUES

         Certain of our business systems may require updating to continue to function properly beyond 1999. We believe that we have allocated adequate resources for this purpose and we do not expect to incur significant expenses to address this issue. We may not identify all Year 2000 compliance problems in our systems before they occur, however, or we may not be able to remedy successfully any problems that we do discover. The expenses of our efforts to address such problems, or the expenses or liabilities to which we may become subject as a result of such problems, could have a material adverse effect on our business, financial condition and results of operations. In addition, the revenue stream and financial stability of our customers may be adversely impacted by Year 2000 compliance problems, which could cause fluctuations in our revenue and operating results. See our discussion of the year 2000 issue included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (incorporated by reference in this Annual Report on Form 10-K).

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

     The Company completed construction in fiscal 1998 of a manufacturing plant in Sioux Falls, South Dakota, owned by the Company, of approximately 299,000 square feet. The Company also leases a warehouse of 4,800 square feet in Sioux Falls.

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

ITEM 3.   LEGAL PROCEEDINGS

     On February 27, 1998, the Company commenced a lawsuit, in McLeod County District Court in Glencoe, Minnesota, against five former employees and their newly-formed company. The lawsuit alleges, among other things, breach of non-compete, confidentiality and assignment of inventions agreements. On August 24, 1998, the Court entered an injunction against the defendants. Thereafter, the Company filed motions to add a competitor and its parent corporation as party defendants, with whom the enjoined defendants had a contract. The parties entered into a Memorandum of Understanding dated September 20, 1998, setting forth the material terms of an agreement to resolve the litigation. The parties currently are negotiating a formal settlement agreement, consistent with the Memorandum.

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


     MR. GREEN is a co-founder of the Company and has served as a director since the Company's formation in 1965. Mr. Green has been Chairman of the Board since January 1983, and served as the Company's Chief Executive Officer from January 1983 to May 1996. Mr. Green is also a director of Mediwave, Inc. and Applied Biometrics, Inc.

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


                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 27, 1998, pages
31-32, 37 and 41.

ITEM 6.   SELECTED FINANCIAL DATA

          Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 27, 1998, pages
38 and 39.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 27, 1998, pages 17-23.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          None.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended September 27, 1998, pages 24-37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Incorporated herein by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," pages 4-5 and 14, in the Company's Proxy Statement dated December 17, 1998. See also Part I hereof under the heading "Item X. Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

          Incorporated herein by reference is the information appearing under the headings "Summary Compensation Table" and "Option Tables", pages 10-12, and the information regarding compensation of non-employee directors on page 5, in the Company's Proxy Statement dated December 17, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management," pages 2-3, and the information appearing in the tables and notes on pages
11-12, in the Company's Proxy Statement dated December 17, 1998.

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

            Consolidated Balance Sheets as of September 27, 1998 and September 28, 1997

            Consolidated Statements of Cash Flows for the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996

            Consolidated Statements of Shareholders' Investment for the fiscal years ended September 27, 1998, September 28, 1997 and September 29, 1996

            Notes to Consolidated Financial Statements

            (Incorporated by reference to pages 24-37 of the Company's
            Annual Report to Shareholders for the fiscal year ended September 27, 1998.)

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

          4.2 Indenture dated as of March 18, 1998 between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3, Registration No. 333-50143).

          4.3 Purchase Agreement dated March 12, 1998 by and among the Company, NationsBanc Montgomery Securities LLC and First Chicago Capital Markets, Inc. (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3, Registration No. 333-50143).

          4.4 Shelf Registration Agreement dated as of March 18, 1998 by and among the Company, NationsBanc Montgomery Securities LLC and First Chicago Capital Markets, Inc. (incorporated by reference to Exhibit 4.8 to the Company's Registration
               Statement on Form S-3, Registration No. 333-50143).

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

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hutchinson Technology Incorporated:

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the Hutchinson Technology Incorporated and Subsidiaries 1998 Annual Report to Shareholders, incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated October 29, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                   /s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
October 29, 1998

                                                                  SCHEDULE II



                HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                         VALUATION AND QUALIFYING ACCOUNTS
                               (Dollars in Thousands)


                                                 Balance at      Additions                        Balance at
                                                 Beginning    Charged to Costs    Other Changes     End of
                                                 of Period      and Expenses      Add (Deduct)      Period
                                                ------------  ----------------   ---------------  -----------
 1996:
    Deducted from asset accounts -
       Allowance for doubtful
          accounts receivable......                  $1,539          $  178            ($1) (1)      $1,716
       Reserve for sales returns
          and allowances...........                     385           1,835         (1,788) (2)         432
                                                     ------          ------        -------           ------
                                                     $1,924          $2,013        ($1,789)          $2,148
                                                     ------          ------        -------           ------
                                                     ------          ------        -------           ------
 1997:
    Deducted from asset accounts -
       Allowance for doubtful
          accounts receivable......                  $1,716          $  254            ($5) (1)      $1,965
       Reserve for sales returns
          and allowances...........                     432           1,348         (1,563) (2)         217
                                                     ------          ------        -------           ------
                                                     $2,148          $1,602        ($1,568)          $2,182
                                                     ------          ------        -------           ------
                                                     ------          ------        -------           ------
 1998:
    Deducted from asset accounts -
       Allowance for doubtful
          accounts receivable......                  $1,965          $1,730             $0  (1)      $3,695
       Reserve for sales returns
          and allowances...........                     217           5,656         (4,361) (2)       1,512
                                                     ------          ------        -------           ------
                                                     $2,182          $7,386        ($4,361)          $5,207
                                                     ------          ------        -------           ------
                                                     ------          ------        -------           ------


 (1)   Uncollectible accounts receivable written off, net of recoveries.

 (2)   Returns honored and credit memos issued.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 1998.

                                   HUTCHINSON TECHNOLOGY
                                    INCORPORATED

                                   By   /s/ Wayne M. Fortun
                                      ----------------------------------------
                                       Wayne M. Fortun
                                       President, Chief Operating Officer and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 22, 1998.

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

4.2    Indenture dated as of March 18, 1998 between
       the Company and U.S. Bank National Association,
       as Trustee (incorporated by reference to
       Exhibit 4.6 to the Company's Registration
       Statement on Form S-3, Registration No.
       333-50143) . . . . . . . . . . . . . . . . . . Incorporated by Reference

4.3    Purchase Agreement dated March 12, 1998 by
       and among the Company, NationsBanc Montgomery
       Securities LLC and First Chicago Capital
       Markets, Inc. (incorporated by reference to
       Exhibit 4.7 to the Company's Registration
       Statement on Form S-3, Registration No.
       333-50143) . . . . . . . . . . . . . . . . . . Incorporated by Reference

4.4    Shelf Registration Agreement dated as of
       March 18, 1998 by and among the Company,
       NationsBanc Montgomery Securities LLC and
       First Chicago Capital Markets, Inc.
       (incorporated by reference to Exhibit 4.8
       to the Company's Registration Statement on
       Form S-3, Registration No. 333-50143). . . . . Incorporated by Reference

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
