Form 10-Q
period 1998-12-27
HUTCHINSON TECHNOLOGY INC
filed 1999-01-07
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         DECEMBER 27, 1998
                               -----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------   --------------------

Commission File Number              0-14709
                       --------------------

                       HUTCHINSON TECHNOLOGY INCORPORATED
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                  41-0901840
   --------------------------------                 --------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

      40 WEST HIGHLAND PARK, HUTCHINSON, MINNESOTA          55350
      ---------------------------------------------    ----------------
          (Address of principal executive offices)      (Zip code)

                                (320) 587-3797
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes   X       No
   -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of January 6, 1999 the registrant had 19,786,229 shares of Common Stock issued and outstanding.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS.

                       HUTCHINSON TECHNOLOGY INCORPORATED
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                                 (In thousands)


                                                                               December 27,            September 27,
                                                                                   1998                     1998
                                                                             ------------------      -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $ 71,075                 $ 58,942
   Securities available for sale                                                        10,005                   11,921
   Trade receivables, net                                                               59,988                   65,798
   Other receivables                                                                     2,877                   12,337
   Inventories                                                                          29,485                   25,780
   Prepaid taxes and other expenses                                                     19,888                   19,507
                                                                             ------------------      -------------------
         Total current assets                                                          193,318                  194,285

Property, plant and equipment, net                                                     343,808                  335,289
Other assets                                                                            19,560                   19,904
                                                                             ------------------      -------------------
                                                                                      $556,686                 $549,478
                                                                             ------------------      -------------------
                                                                             ------------------      -------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Current maturities of long-term debt                                               $  4,615                 $  4,613
   Accounts payable and accrued expenses                                                57,444                   61,822
   Accrued compensation                                                                 23,997                   24,371
   Accrued income taxes                                                                  3,305                    2,365
                                                                             ------------------      -------------------
         Total current liabilities                                                      89,361                   93,171

Long-term debt, less current maturities                                                 67,625                   68,247
Convertible subordinated notes                                                         150,000                  150,000
Other long-term liabilities                                                              1,205                    1,230
Shareholders' investment:
  Common stock, $.01 par value, 45,000,000 shares authorized,
      19,786,000 and 19,780,000 issued and outstanding                                     198                      198
   Additional paid-in capital                                                          153,089                  152,957
   Retained earnings                                                                    95,208                   83,675
                                                                             ------------------      -------------------
         Total shareholders' investment                                                248,495                  236,830
                                                                             ------------------      -------------------
                                                                                      $556,686                 $549,478
                                                                             ------------------      -------------------
                                                                             ------------------      -------------------

See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (In thousands, except per share data)

                                                                             Thirteen Weeks Ended
                                                                   -----------------------------------------
                                                                     December 27,            December 28,
                                                                         1998                    1997
                                                                   ------------------      -----------------
Net sales                                                                   $155,275                $88,982

Cost of sales                                                                121,690                 89,478
                                                                   ------------------      -----------------

   Gross profit (loss)                                                        33,585                  (496)

Selling, general and
   administrative expenses                                                    12,201                 10,269

Research and development
   expenses                                                                    4,670                  5,161
                                                                   ------------------      -----------------

   Income (loss) from operations                                              16,714               (15,926)

Other income, net                                                                772                    567

Interest expense                                                             (2,888)                  (147)
                                                                   ------------------      -----------------

   Income (loss) before income taxes                                          14,598               (15,506)

Provision (benefit) for income taxes                                           3,065                (4,032)
                                                                   ------------------      -----------------

   Net income (loss)                                                         $11,533              ($11,474)
                                                                   ------------------      -----------------
                                                                   ------------------      -----------------

Basic earnings (loss) per share                                                $0.58                ($0.58)
Diluted earnings (loss) per share                                              $0.52                ($0.58)

Weighted average common shares outstanding                                    19,783                 19,629
Weighted average common and diluted shares outstanding                        25,632                 19,629

See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                               (In thousands)

                                                                                          Thirteen Weeks Ended
                                                                                ------------------------------------------
                                                                                  December 27,            December 28,
                                                                                      1998                    1997
                                                                                ------------------      ------------------
Operating activities:
   Net income (loss)                                                                      $11,533               ($11,474)
   Adjustments to reconcile net income (loss) to
      cash provided by (used for) operating activities:
         Depreciation and amortization                                                     18,240                   9,256
         Deferred taxes                                                                     1,626                 (1,938)
         Change in operating assets and liabilities (Note 6)                               14,703                   2,304
                                                                                ------------------      ------------------
                    Cash provided by (used for) operating activities                       46,102                 (1,852)
                                                                                ------------------      ------------------

Investing activities:
   Capital expenditures                                                                  (35,397)                (56,794)
   Funding from GE lease receivable                                                             -                   5,468
   Increase in GE lease receivable                                                              -                 (8,623)
   Sales of marketable securities                                                           2,139                   3,111
   Purchases of marketable securities                                                       (223)                 (2,320)
                                                                                ------------------      ------------------
                    Cash used for investing activities                                   (33,481)                (59,158)
                                                                                ------------------      ------------------

Financing activities:
   Repayments of long-term debt                                                             (620)                 (1,340)
   Net proceeds from issuance of common stock                                                 132                      79
                                                                                ------------------      ------------------
                    Cash used for financing activities                                      (488)                 (1,261)
                                                                                ------------------      ------------------

Net increase (decrease) in cash and cash equivalents                                       12,133                (62,271)

Cash and cash equivalents at beginning of period                                           58,942                  98,340
                                                                                ------------------      ------------------

Cash and cash equivalents at end of period                                                $71,075                 $36,069
                                                                                ------------------      ------------------
                                                                                ------------------      ------------------

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

(2)  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires presentation of comprehensive income on the face of the financial statements. Comprehensive income would include such items as unrealized holding gains/losses on securities available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company adopted SFAS 130 in the first quarter of fiscal 1999. The effect of adopting SFAS 130 was not significant as all other comprehensive income items were not material.

In June 1998, the FASB released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet determined the timing of adoption of SFAS 133. While the Company does not expect the adoption to materially impact its results of operations or financial position, adoption of SFAS 133 could increase volatility in earnings for periods subsequent to adoption.

(3)  BUSINESS AND CUSTOMERS

The Company is the world's leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. The Company also is evaluating other product opportunities in the medical devices market but does not expect any medical-related revenues in fiscal 1999. A breakdown of customer sales is as follows:

                                                                          Thirteen Weeks Ended
                                                               -------------------------------------------
                                                                 December 27,              December 28,
Percentage of Net Sales                                              1998                      1997
-----------------------                                        -----------------         -----------------
Five Largest Customers                                                      85%                       88%
   IBM and affiliates                                                       36                        13
   SAE Magnetics, Ltd/TDK                                                   18                        27
   Yamaha Corporation                                                       14                        12
   Seagate Technology Incorporated                                          10                        17
   Read-Rite Corporation                                                     7                        19

(4)  INVENTORIES

All inventories are stated at the lower of last-in, first-out ("LIFO") cost or market. Inventories consist of the following:


                                                                 December 27,              September 27,
                                                                     1998                      1998
                                                               -----------------         -----------------
Raw materials                                                           $ 9,464                   $ 9,320
Work in process                                                          13,184                    12,740
Finished goods                                                            7,025                     3,908
LIFO reserve                                                               (188)                     (188)
                                                               -----------------         -----------------
                                                                        $29,485                   $25,780
                                                               -----------------         -----------------
                                                               -----------------         -----------------

(5)  NET INCOME PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), during the first quarter of fiscal 1998. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net income
(loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:


                                                                             Thirteen Weeks Ended
                                                                   -----------------------------------------
                                                                     December 27,            December 28,
                                                                          1998                    1997
                                                                   ------------------      -----------------
Net income (loss)                                                            $11,533               $(11,474)
Plus: interest expense on convertible subordinated notes                       2,411                      -

Less: additional profit-sharing expense
      and tax benefit reduction                                                  697                      -
                                                                   ------------------      -----------------
Net income (loss) available for common shareholders                           13,247               $(11,474)
                                                                   ------------------      -----------------
                                                                   ------------------      -----------------

Weighted average common shares outstanding                                    19,783                 19,629

Dilutive potential common shares                                               5,849                      -
                                                                   ------------------      -----------------
Weighted average common and diluted shares outstanding                        25,632                 19,629
                                                                   ------------------      -----------------
                                                                   ------------------      -----------------

Basic earnings (loss) per share                                                 $.58                 $(.58)

Diluted earnings (loss) per share                                               $.52                 $(.58)


(6)  SUPPLEMENTARY CASH FLOW INFORMATION

                                                                                         Thirteen Weeks Ended
                                                                                ------------------------------------------
                                                                                  December 27,            December 28,
                                                                                       1998                    1997
                                                                               -------------------      ------------------
Changes in operating assets and liabilities:
         Receivables, net                                                                 $15,270                $  4,559
         Inventories                                                                       (3,705)                 (8,200)
         Prepaid and other                                                                 (1,863)                    (94)
         Accounts payable and accrued liabilities                                           5,026                   6,065
         Other non-current liabilities                                                        (25)                    (26)
                                                                               -------------------      ------------------
                                                                                          $14,703                $  2,304
                                                                               -------------------      ------------------
                                                                               -------------------      ------------------
Cash paid (refunded) for:
         Interest (net of amount capitalized)                                             $    51                $  1,059
         Income taxes                                                                      (9,068)                  2,548

Capitalized interest for the thirteen weeks ended December 27, 1998 was $973,000 compared to $1,441,000 for the comparable period in fiscal 1998.

(7)  CREDIT FACILITY

On December 31, 1998, the Company entered into a credit facility agreement (the "Facility"). The Facility allows the Company to borrow up to $50,000,000. Advances under the Facility are secured by substantially all of the Company's receivables and inventory and bear interest at LIBOR plus 2.25% or the prime rate. The Company is also required to pay a .25% fee for any unused amounts under the Facility.

                       HUTCHINSON TECHNOLOGY INCORPORATED
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION.

GENERAL

Since the late 1980's, we have derived substantially all of our revenue from the sale of our suspension assemblies. We currently sell over 300 variations of conventional suspension assemblies based on several standard designs for nano- and pico-sized heads. In fiscal 1997, we began volume production of our TSA suspension assemblies.

The disk drive industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. Beginning in the third quarter of fiscal 1997 and continuing throughout all of fiscal 1998, total suspension assembly unit sales in the industry declined substantially. Total shipments of our suspension assemblies peaked at 201 million units in the second quarter of fiscal
1997 and declined to 122 million units in the fourth quarter of fiscal 1998. Demand for our conventional suspension assemblies started to recover during the latter part of the fourth quarter of fiscal 1998 and continued to recover in the first quarter of fiscal 1999. In the first quarter of fiscal 1999, we shipped 89 million conventional suspension assemblies. While this is down from the 128 million units shipped in the first quarter of fiscal 1998, it is up from the 83 million units shipped in the fourth quarter of fiscal 1998.

Demand for our TSA suspension assemblies, which was not adversely affected by the industry slowdown, continues to exceed our production capacity. In fiscal 1998, we shipped 85 million TSA suspension assemblies, up from 8 million units shipped in fiscal 1997. In the first quarter of fiscal 1999, we shipped 55 million TSA suspension assemblies, representing approximately 38% of our total unit volume and a majority of net sales in that period.

We expect that demand for our conventional suspension assemblies will continue to increase modestly from the levels shipped in the first quarter of fiscal 1999. Overall, however, we will ship fewer conventional suspension assemblies in fiscal 1999 than we shipped in fiscal 1998. At the same time, we anticipate continuing acceptance by the disk drive industry of our TSA suspension assemblies and expect TSA suspension assemblies to account for approximately half of our total unit shipments and a majority of our net sales during fiscal 1999.

TSA suspension assemblies have a higher average selling price than conventional suspension assemblies because of the improved performance and other benefits they provide to our customers. We rapidly expanded our TSA suspension assembly production capacity in fiscal 1998, but our high-volume production of TSA suspension assemblies was not profitable in that year due to production inefficiencies. With higher volumes, productivity gains and the benefits of premium pricing on a particular program that required an accelerated ramp-up, we produced TSA suspension assemblies profitably in the first quarter of fiscal 1999. We expect further productivity gains as we continue to increase our TSA suspension assembly output. Over time, we expect these gains to result in gross margins that will eventually exceed our historical gross margins on our conventional suspension assemblies.

Growth in our net sales depends, in part, on the successful expansion of our TSA suspension assembly manufacturing capacity, our manufacturing work force and our corporate infrastructure. To meet current and anticipated future demand for TSA suspension assemblies, we are continuing our planned expansion of TSA suspension assembly production capacity. In the fiscal year ended September 27, 1998, our capital expenditures were approximately $207 million, primarily related to expansion of TSA suspension assembly capacity. We made capital expenditures of $35 million in the first quarter of fiscal 1999. We currently anticipate spending an additional $135 million in capital expenditures during the remainder of fiscal 1999, primarily for expansion of TSA suspension assembly production capacity. We anticipate that we will continue to make significant capital expenditures in fiscal 2000 to further expand our TSA suspension assembly production capacity to accommodate anticipated market growth.

Our ability to introduce new products on a timely basis is an important factor in our continued success. New products have lower manufacturing yields and are produced in lower quantities than more mature products. Manufacturing yields generally improve as a product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Because our business is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Small variations in capacity utilization or manufacturing yields generally have a significant impact on gross margins. Both customer demand and our resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 27, 1998 VS. THIRTEEN WEEKS ENDED
DECEMBER 28, 1997.

Net sales for the thirteen weeks ended December 27, 1998 were $155,275,000, an increase of $66,293,000 or 75% compared to the comparable period in fiscal 1998. This increase was primarily a result of substantially higher average selling prices, a substantial portion of which was due to premium pricing on a particular program that required an accelerated ramp-up, and a favorable product mix of more TSA suspension assemblies. Modest increases in overall suspension assembly sales volume also contributed to the increase in sales. The TSA suspension assembly program that we benefited from in the recent quarter is expected to continue into the second fiscal quarter although at substantially lower pricing than we realized in the first fiscal quarter.

Gross profit for the thirteen weeks ended December 27, 1998 was $33,585,000, compared to a gross loss of $496,000 for the comparable period in fiscal 1998. Gross profit (loss) as a percent of net sales increased from (1)% to 22%, primarily due to the premium pricing described above, improved manufacturing efficiencies on TSA suspension assembly production and higher TSA suspension assembly sales volume, offset partially by lower conventional suspension assembly sales volume.

Research and development expenses for the thirteen weeks ended December 27, 1998 were $4,670,000 compared to $5,161,000 for the thirteen weeks ended December 28, 1997. The decrease was mainly due to lower medical product development expenses. As a percent of net sales, research and development expenses decreased from 5% in the first quarter of fiscal 1998 to 3% in the first quarter of fiscal 1999.

Selling, general and administrative expenses for the thirteen weeks ended December 27, 1998 were $12,201,000, an increase of $1,932,000 or 19% compared to the comparable period in fiscal 1998. The increased expenses were due primarily to increased profit sharing and other incentive compensation costs of $2,222,000 and higher depreciation and lease expense of $486,000. These increases were partially offset by a decrease in travel and training expense of $290,000, decreased recruitment and relocation expenses of $288,000 and decreased bad debt expense of $223,000. As a percent of net sales, selling, general and administrative expenses decreased from 12% in the first quarter of fiscal 1998 to 8% in the first quarter of fiscal 1999.

Other income for the thirteen weeks ended December 27, 1998 was $772,000, an increase of $205,000 from the comparable period in fiscal 1998, primarily due to an increase in interest income as a result of higher average investment balances.

Interest expense for the thirteen weeks ended December 27, 1998 increased $2,741,000 from the comparable period in fiscal 1998, due to higher average outstanding debt and a decrease in capitalization of interest of $468,000.

The income tax provision for the thirteen weeks ended December 27, 1998 was based on an estimated effective tax for the fiscal year of 21% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of our Foreign Sales Corporation.

Net income for the thirteen weeks ended December 27, 1998 was $11,533,000, compared to a net loss of $11,474,000 for the comparable period in fiscal 1998. As a percent of net sales, net income (loss) increased from (13)% to 7% primarily due to higher average selling prices and modest sales volume increases as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. As of December 27, 1998, we did not have available a revolving credit or other similar borrowing facility. On December 31, 1998, we signed a financing agreement with The CIT Group/Business Credit, Inc., establishing a $50,000,000 credit facility secured by our accounts receivable and inventory.

Our cash and cash equivalents increased from $58,942,000 at September 27, 1998 to $71,075,000 at December 27, 1998. We generated cash from operating activities of $46,102,000 for the thirteen weeks ended December 27, 1998.

In fiscal 1998, our cash and cash equivalents fluctuated significantly. Cash and cash equivalents decreased from $98,340,000 at September 28, 1997 to $36,069,000 at December 28, 1997, increased to $160,549,000 at March 29,
1998, decreased to $107,924,000 at June 28, 1998 and further decreased to $58,942,000 at September 27, 1998. Cash used for capital expenditures totaled $206,888,000 in fiscal 1998 and $35,397,000 in the first quarter of fiscal 1999. We financed these capital expenditures primarily through the issuance of $150,000,000 in aggregate principal amount of Convertible Subordinated Notes. The capital expenditures we made in fiscal 1998 were primarily related to:

- expansion of TSA suspension assembly production capacity, including manufacturing and support equipment;

-  construction costs for our Sioux Falls, South Dakota plant; and

-  construction of an expansion to our Hutchinson, Minnesota plant.

The capital expenditures we made in the first quarter of fiscal 1999 were primarily related to continued expansion of our TSA suspension assembly production capacity.

We currently anticipate spending an additional $135,000,000 during the remainder of fiscal 1999 and significant amounts thereafter, primarily for continued expansion of TSA suspension assembly production capacity and new technologies, production capacity and infrastructure to accommodate anticipated market growth. In addition, the sale of our Convertible Subordinated Notes in March 1998 increased our ratio of total debt to total capitalization to 47.2% at December 27, 1998. Our obligations to pay interest increased substantially as a result of this increased debt. To the extent that a substantial portion of our cash flow from operations is used to pay the principal of, and interest on, our debt, such cash flow will not be available to fund future operations and capital expenditures.

We currently believe that our additional financing capacity, our cash and cash equivalents, cash generated from operations and our existing credit facility will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through fiscal 1999. We believe that we may require significant additional financing to meet our capital requirements beyond fiscal 1999. We expect to pursue additional debt or equity financing to supplement our current capital resources. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all.

Certain of our existing debt agreements contain covenants which may restrict our ability to accept certain types of financing. At December 27, 1998, the Company was in compliance with all such covenants. If the Company is not in compliance with financial covenants in its financing agreements at the end of any fiscal quarter, its future financial results and liquidity could be materially adversely affected.

There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that the Company will be able to obtain additional financing in an amount sufficient to enable the Company to make necessary capital expenditures, service its indebtedness, fund its operations or maintain compliance with financing agreement covenants.

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs, microprocessors and embedded date-reliant systems using two digits rather than four to define the applicable year. If not corrected, date-related information and data could cause many programs or systems to fail or to generate erroneous information. Our products have no inherent time or date function. Our products will operate regardless of the Year 2000 issue. However, we use computer systems and programs that will be affected by Year 2000 issues.

In fiscal 1997, we began a comprehensive Year 2000 readiness program. The program addressed:

-  business software and hardware;

- manufacturing software and hardware used in the design, and/or manufacturing of suspension assemblies; and

-  third party suppliers.

Although we do not currently expect any significant disruption to our operations due to Year 2000 issues, we cannot be sure that we will be able to assess, identify and correct all Year 2000 issues in a timely or successful manner.

We completed remediation of our key business software in November 1997. These key applications include purchased applications that address, but are not limited to:

-  sales and order processing;

-  resource planning and scheduling;

-  procurement;

-  inventory control;

-  shipping; and

-  financial accounting and reporting.

We will complete additional testing of these systems during fiscal 1999 using "data-aging" software.

We completed an enterprise-wide inventory in May 1998 of all other business software and hardware with potential Year 2000 issues. The inventory included approximately 460 purchased and internally-developed business and desktop software programs or packages. We consider 350 of these software programs or packages critical. The inventory also included over 3,000 pieces of hardware, including personal computers, servers and network devices. We have analyzed all of the critical business and desktop software and substantially all of the hardware included in the inventory for the existence and extent of Year 2000 issues. As of December 27, 1998, approximately 70% of the critical software and approximately 85% of the hardware was Year 2000 compliant. We believe that all of the critical business software and hardware included in the inventory will be Year 2000 compliant by September 1999.

We completed an enterprise-wide inventory in May 1998 of all manufacturing software, hardware and embedded-chip technology with potential Year 2000 issues. The inventory included:

-  all equipment and software used to design, build and test tools and machines;

-  all tools and machines used to design, build and test suspension assemblies;
   and

-  software and equipment for all facility systems.

We expect to complete analysis of all of the items included in the inventory for the existence and extent of Year 2000 issues in January 1999. As of December 27, 1998, approximately 35% of such manufacturing software, hardware and embedded-chip technology was Year 2000 compliant. We believe that all manufacturing software, hardware and embedded-chip technology will be Year 2000 compliant by September 1999.

We are assessing our suppliers whose failure to become Year 2000 compliant in a timely manner, if at all, could have a material adverse effect on us. We distributed questionnaires on Year 2000 compliance status (and follow-up letters, as necessary) to over 200 of our suppliers. We currently are reviewing supplier responses and initiated follow-up activities in December 1998 to evaluate, or mitigate, potential risks associated with such suppliers due to Year 2000 issues.

As of December 27, 1998, the costs we have incurred for Year 2000 compliance efforts have not been material. We currently estimate incurring an additional $1,500,000 for Year 2000 remediation efforts. The projected costs of the Company's Year 2000 compliance efforts are based on our best estimates, which were derived using assumptions about future events. These estimates may change as our efforts proceed and actual results could differ significantly from current plans.

Although we expect to complete our Year 2000 remediation in 1999, there are risks if our efforts are delayed or fail. A delay or failure in remedying a Year 2000 issue, caused by computer hardware or software errors, or our failure to be, or suppliers who may not be, Year 2000 compliant could, in a worst case, interrupt our business. Any interruption in our business could have a material adverse effect on our business, financial condition and results of operations depending upon the extent and duration of the interruption.

We will begin to develop contingency plans for Year 2000 readiness in March 1999 to ensure that back-up processes are in place if we are unable to complete remediation efforts by December 31, 1999. We expect to complete these contingency plans by September 1999, but we cannot be sure that we will complete such plans, or that any such plans will address all risks that may actually arise.


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

As in past years, disk drives continue to be the storage device of choice for applications requiring low access times and higher capacities because of their speed and low cost per megabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing areal density, the amount of data which can be stored on magnetic disks. Improvements in areal density have been attained by lowering the fly height of the read/write head, using smaller read/write heads with advanced air bearing designs, improving other components such as motors and media and using new read/write head types such as those of magneto-resistive (MR) design. The move to MR heads, which require more electrical leads, and the transition to smaller or pico-sized heads, which are more sensitive to mechanical variation, may compel drive manufacturers to use newer suspension technologies, such as the Company's TSA suspension assemblies. Due to growth in customer demand for TSA suspensions, the Company expects that TSA suspensions will make up approximately half of its unit shipments in fiscal 1999.

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

FORWARD-LOOKING STATEMENTS

The statements above under the headings "General" and "Market Trends and Certain Contingencies" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, manufacturing capacity and yields and selling prices, the statements above under the headings "General" and "Liquidity and Capital Resources" about anticipated operating results and gross margins, capital expenditures and capital resources, and the statements above under the heading "Year 2000 Issue" about Year 2000 compliance, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including fluctuating order rates and product mix, slower or faster customer acceptance of the Company's new products, difficulties in producing its TSA suspensions, difficulties in financing and expanding capacity, changes in manufacturing efficiencies, difficulties in implementing Year 2000 compliance and the other risks and uncertainties discussed above. These factors may cause the Company's actual future results to differ materially from historical earnings and from the financial performance of the Company presently anticipated. Additional discussion of these and other factors may be found in the Company's Annual Report on Form 10-K for the year ended September 27, 1998 under the heading "Risk Factors".

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

         4.2 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $20,000,000 of senior unsecured notes with Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), Amendment dated as of March 15, 1996 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), Amendment dated as of February
                  24, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709), and Amendment dated as of December 16, 1998.

         4.3 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $5,000,000 of senior unsecured notes with Central Life Assurance Company (incorporated by reference to
                  Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), Amendment dated as of March 15, 1996 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), Amendment dated as of February 24, 1997 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709), and Amendment dated as of December 16, 1998.

         4.4 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $5,000,000 of senior unsecured notes with Modern Woodmen of America (incorporated by reference to Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), Amendment dated as of March 15, 1996 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), Amendment dated as of February 24, 1997 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709), and Amendment dated as of December 16, 1998.

         4.5 Credit Agreement between the Company and The First National Bank of Chicago, dated as of December 8, 1995 (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 24, 1995, File No. 0-14709), First Amendment dated as of June 22, 1996 (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June

                  23, 1996, File No. 0-14709), Second Amendment dated as of February 24, 1997 (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709), Third Amendment dated as of March 2, 1998, Fourth Amendment dated as of September 25, 1998, and Fifth Amendment dated December 23, 1998.

         4.6 Note Purchase Agreement dated as of July 26, 1996, providing for the placement of $15,000,000 of senior unsecured notes with Metropolitan Insurance and Annuity Company (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, File No. 0-14709), Amendment dated as of February 24, 1997 (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709), and Amendment dated as of December 16, 1998.

         4.7 Note Purchase Agreement dated as of July 26, 1996, providing for the placement of $10,000,000 of senior unsecured notes with Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, File No. 0-14709), Amendment dated as of February 24, 1997 (incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709), and Amendment dated as of December 16, 1998.

         4.8 Note Purchase Agreement dated as of July 26, 1996, providing for the placement of $25,000,000 of senior unsecured notes with Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, File No. 0-14709), Amendment dated as of
                  February 24, 1997 (incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709), and Amendment dated as of December 16, 1998.

         4.9 Financing Agreement between the Company and The CIT Group/Business Credit, Inc., as Agent and a Lender, dated December 31, 1998.

         11.1     Statement Regarding Computation of Net Income Per Share.

         27.1     Financial Data Schedule.


         b) REPORTS ON FORM 8-K.

                  The Company filed a Current Report on Form 8-K dated December 17, 1998 reporting under Item 5 ("Other Events") of Form 8-K the unauthorized filing on the EDGAR filing system of the Securities and Exchange Commission, a draft form of the Company's Annual Report on Form 10-K for the Fiscal Year Ended September 27, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HUTCHINSON TECHNOLOGY INCORPORATED


Date:   January 7, 1999            By   /s/Wayne M. Fortun
      --------------------              ---------------------------------------
                                        Wayne M. Fortun
                                        President, Chief Executive Officer and
                                        Chief Operating Officer


Date:   January 7, 1999            By   /s/John A. Ingleman
      --------------------              ---------------------------------------
                                        John A. Ingleman
                                        Vice President, Chief Financial Officer
                                        and Secretary

                                INDEX TO EXHIBITS

      Exhibit
        No.                                                                                     Page
   -------------                                                                            ------------
        4.2          Amendment dated as of December 16, 1998 to Note Purchase
                     Agreement dated as of April 20, 1994, providing for the
                     placement of $20,000,000 of senior unsecured notes with
                     Teachers Insurance and Annuity Association of America. . . . . . . .  Electronically
                                                                                                Filed

        4.3          Amendment dated as of December 16, 1998 to Note Purchase
                     Agreement dated as of April 20, 1994, providing for the
                     placement of $5,000,000 of senior unsecured notes with
                     Central Life Assurance Company . . . . . . . . . . . . . . . . . . .  Electronically
                                                                                                Filed

        4.4          Amendment dated as of December 16, 1998 to Note Purchase
                     Agreement dated as of April 20, 1994, providing for the
                     placement of $5,000,000 of senior unsecured notes with
                     Modern Woodmen of America. . . . . . . . . . . . . . . . . . . . . .  Electronically
                                                                                                Filed

        4.5          Third Amendment dated as of March 2, 1998, Fourth Amendment dated as of September 25, 1998, and Fifth Amendment dated
                     December 23, 1998 to the Credit Agreement between the
                     Company and The First National Bank of Chicago, dated as
                     of December 8, 1995. . . . . . . . . . . . . . . . . . . . . . . . .  Electronically
                                                                                                Filed

        4.6          Amendment dated as of December 16, 1998 to Note Purchase
                     Agreement dated as of July 26, 1996 providing for the
                     placement of $15,000,000 of senior unsecured notes with
                     Metropolitan Insurance and Annuity Company . . . . . . . . . . . . .  Electronically
                                                                                                Filed

        4.7          Amendment dated as of December 16, 1998 to Note Purchase
                     Agreement dated as of July 26, 1996 providing for the
                     placement of $10,000,000 of senior unsecured notes with
                     Metropolitan Life Insurance Company. . . . . . . . . . . . . . . . .  Electronically
                                                                                                Filed

        4.8          Amendment dated as of December 16, 1998 to Note Purchase
                     Agreement dated as of July 26, 1996 providing for the
                     placement of $25,000,000 of senior unsecured notes with
                     Teachers Insurance and Annuity Association of America. . . . . . . .  Electronically
                                                                                                Filed

        4.9          Financing Agreement between the Company and The CIT
                     Group/Business Credit, Inc., as Agent and a Lender,
                     dated December 31, 1998. . . . . . . . . . . . . . . . . . . . . . .  Electronically
                                                                                                Filed

        11.1         Statement Regarding Computation of Net Income Per Share. . . . . . .  Electronically
                                                                                                Filed

        27.1         Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . .  Electronically
                                                                                                Filed