Form 10-Q
period 1999-03-28
HUTCHINSON TECHNOLOGY INC
filed 1999-05-07
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              MARCH 28, 1999
                              -------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              -------------------------------------------------

Commission File Number                     0-14709
                      ---------------------------------------------------------

                       HUTCHINSON TECHNOLOGY INCORPORATED
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                         41-0901840
--------------------------------                      --------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                  40 WEST HIGHLAND PARK, HUTCHINSON, MINNESOTA 55350
             ----------------------------------------------------------
               (Address of principal executive offices)     (Zip code)

                                 (320) 587-3797
             ----------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes   X       No
    ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 1999 the registrant had 24,649,587 shares of Common Stock issued and outstanding.


--------------------------------------------------------------------------------


                                    PART I. FINANCIAL INFORMATION
                                     ITEM 1. FINANCIAL STATEMENTS.

                                   HUTCHINSON TECHNOLOGY INCORPORATED
                            CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                                        (Dollars in thousands)
                                                                              March 28,        September 27,
                                                                                 1999              1998
                                                                             -------------     -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $243,956          $ 58,942
   Securities available for sale                                                  45,125            11,921
   Trade receivables, net                                                         61,312            65,798
   Other receivables                                                               2,421            12,337
   Inventories                                                                    47,282            25,780
   Prepaid taxes and other expenses                                               18,719            19,507
                                                                             -------------     -------------
        Total current assets                                                     418,815           194,285

Property, plant and equipment, net                                               344,081           335,289
Other assets                                                                      20,662            19,904
                                                                             -------------     -------------
                                                                                $783,558          $549,478
                                                                             -------------     -------------
                                                                             -------------     -------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Current maturities of long-term debt                                         $  4,615          $  4,613
   Accounts payable and accrued expenses                                          56,851            61,822
   Accrued compensation                                                           29,910            24,371
   Accrued income taxes                                                            2,823             2,365
                                                                             -------------     -------------
         Total current liabilities                                                94,199            93,171

Long-term debt, less current maturities                                           65,705            68,247
Convertible subordinated notes                                                   150,000           150,000
Other long-term liabilities                                                        1,181             1,230
Shareholders' investment:
   Common stock, $.01 par value, 45,000,000 shares authorized,
    24,649,000 and 19,780,000 issued and outstanding                                 246               198
   Additional paid-in capital                                                    363,271           152,957
   Retained earnings                                                             108,956            83,675
                                                                             -------------     -------------
         Total shareholders' investment                                          472,473           236,830
                                                                             -------------     -------------
                                                                                $783,558          $549,478
                                                                             -------------     -------------
                                                                             -------------     -------------

See accompanying notes to condensed consolidated financial statements.


                                     HUTCHINSON TECHNOLOGY INCORPORATED
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                    (In thousands, except per share data)

                                                 Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                            --------------------------------        --------------------------------
                                             March 28,            March 29,          March 28,            March 29,
                                                1999                 1998              1999                  1998
                                            -----------          -----------        -----------          -----------

Net sales                                      $152,366            $ 95,128            $307,641            $184,110

Cost of sales                                   115,976              97,825             237,666             187,303
                                            -----------          -----------        -----------          -----------

   Gross profit (loss)                           36,390              (2,697)             69,975              (3,193)

Selling, general and
   administrative expenses                       12,845              11,418              25,046              21,687

Research and development
   expenses                                       6,376               5,524              11,046              10,685
                                            -----------          -----------        -----------          -----------

   Income (loss) from operations                 17,169             (19,639)             33,883             (35,565)

Other income, net                                 2,484                 548               3,256               1,115

Interest expense                                 (2,249)               (404)             (5,137)               (551)
                                            -----------          -----------        -----------          -----------

   Income (loss) before income taxes             17,404             (19,495)             32,002             (35,001)

Provision (benefit) for income taxes              3,656              (5,070)              6,721              (9,102)
                                            -----------          -----------        -----------          -----------

   Net income (loss)                           $ 13,748           ($ 14,425)           $ 25,281           ($ 25,899)
                                            -----------          -----------        -----------          -----------
                                            -----------          -----------        -----------          -----------

Basic earnings (loss) per share                $   0.61           ($   0.73)           $   1.19           ($   1.32)
                                            -----------          -----------        -----------          -----------
                                            -----------          -----------        -----------          -----------
Diluted earnings (loss) per share              $   0.54           ($   0.73)           $   1.05           ($   1.32)
                                            -----------          -----------        -----------          -----------
                                            -----------          -----------        -----------          -----------
Weighted average common shares
   outstanding                                   22,681              19,673              21,232              19,651
Weighted average common and
   diluted shares outstanding                    28,812              19,673              27,222              19,651


See accompanying notes to condensed consolidated financial statements.


                                    HUTCHINSON TECHNOLOGY INCORPORATED
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                          (Dollars in thousands)

                                                                          Twenty-Six Weeks Ended
                                                                       --------------------------------
                                                                        March 28,            March 29,
                                                                           1999                1998
                                                                       -----------          -----------
Operating activities:
   Net income (loss)                                                      $ 25,281           ($ 25,899)
   Adjustments to reconcile net income (loss) to
      cash provided by operating activities:
         Depreciation and amortization                                      42,390              19,918
         Deferred taxes                                                      1,683              (4,685)
         Change in operating assets and liabilities (Note 5)                   272              16,886
                                                                       -----------          -----------
                    Cash provided by operating activities                   69,626               6,220
                                                                       -----------          -----------

Investing activities:
   Capital expenditures                                                    (59,230)           (114,848)
   Funding from GE lease receivable                                              -              24,055
   Increase in GE lease receivable                                               -              (7,463)
   Sales of marketable securities                                            8,148              16,542
   Purchases of marketable securities                                      (41,352)             (4,814)
                                                                       -----------          -----------
                    Cash used for investing activities                     (92,434)            (86,528)
                                                                       -----------          -----------

Financing activities:
   Repayments of long-term debt                                             (2,540)             (3,259)
   Net proceeds from issuance of convertible subordinated notes                  -             145,320
   Net proceeds from issuance of common stock                              210,362                 456
                                                                       -----------          -----------
                    Cash provided by financing activities                  207,822             142,517
                                                                       -----------          -----------

Net increase in cash and cash equivalents                                  185,014              62,209

Cash and cash equivalents at beginning of period                            58,942              98,340
                                                                       -----------          -----------

Cash and cash equivalents at end of period                                $243,956            $160,549
                                                                       -----------          -----------
                                                                       -----------          -----------

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

(2)  BUSINESS AND CUSTOMERS

The Company is the world's leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. The Company also is evaluating other product opportunities in the medical devices market but does not expect any medical-related revenue in fiscal 1999. A breakdown of customer sales is as follows:


                                         Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                       -------------------------  ------------------------
                                        March 28,     March 29,    March 28,    March 29,
Percentage of Net Sales                    1999         1998         1999         1998
-----------------------                -----------   -----------  -----------  -----------
Five Largest Customers                      81%          84%          83%          77%
   IBM and affiliates                       24           20           30           17
   SAE Magnetics, Ltd./TDK                  20           30           19           28
   Seagate Technology Incorporated          15           23           13           20
   Yamaha Corporation                       11           10           13           11
   Alps Electric Co., Ltd.                  11            1            8            1


(3)  INVENTORIES

All inventories are stated at the lower of last-in, first-out ("LIFO") cost or market. Inventories consisted of the following:


                             March 28,       September 27,
                                1999              1998
                           ------------      ------------
     Raw materials            $ 13,647           $  9,320
     Work in process            15,822             12,740
     Finished goods             18,001              3,908
     LIFO reserve                (188)               (188)
                           ------------      ------------
                              $ 47,282           $ 25,780
                           ------------      ------------
                           ------------      ------------


(4)  NET INCOME PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:


                                                                             Twenty-Six Weeks Ended
                                                                         ------------------------------
                                                                           March 28,         March 29,
                                                                            1999               1998
                                                                         -----------        -----------
Net income (loss)                                                            $25,281          ($25,899)
Plus:  interest expense on convertible subordinated notes                      4,822                 -
Less:  additional profit-sharing expense and tax benefit reduction             1,394                 -
                                                                         -----------        -----------
Net income (loss) available to common shareholders                           $28,709          ($25,899)
                                                                         -----------        -----------
                                                                         -----------        -----------
Weighted average common shares outstanding                                    21,232            19,651
Dilutive potential common shares                                               5,990                 -
                                                                         -----------        -----------
Weighted average common and diluted shares outstanding                        27,222            19,651
                                                                         -----------        -----------
                                                                         -----------        -----------
Basic earnings (loss) per share                                              $  1.19          ($  1.32)
Diluted earnings (loss) per share                                            $  1.05          ($  1.32)


(5)  SUPPLEMENTARY CASH FLOW INFORMATION


                                                              Twenty-Six Weeks Ended
                                                          ---------------------------------
                                                           March 28,             March 29,
                                                              1999                 1998
                                                          -----------           -----------
Changes in operating assets and liabilities:
         Receivables, net                                     $14,402             ($ 3,882)
         Inventories                                          (21,502)              (8,806)
         Prepaid and other                                     (2,125)              (4,202)
         Accounts payable and accrued liabilities               9,546               36,326
         Other non-current liabilities                            (49)              (2,550)
                                                          -----------           -----------
                                                              $   272              $16,886
                                                          -----------           -----------
                                                          -----------           -----------
Cash paid (refunded) for:
         Interest (net of amount capitalized)                 $ 3,635              $    44
         Income taxes                                        ($ 5,473)             $ 2,708


Capitalized interest for the twenty-six weeks ended March 28, 1999 was $2,646,000 compared to $2,954,000 for the comparable period in fiscal 1998.

(6)  SALE OF COMMON STOCK

In February 1999, the Company issued 4,800,000 shares of its common stock through a public offering. The Company received net proceeds of $209,136,000 and expects to use the funds for general corporate purposes, primarily capital expenditures related to expansion of TSA suspension assembly production capacity. Pending such uses, the Company has invested the net proceeds from the offering in short-term income-producing investments.

                       HUTCHINSON TECHNOLOGY INCORPORATED
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

GENERAL

Since the late 1980's, we have derived substantially all of our revenue from the sale of our suspension assemblies. We currently sell a large variety of conventional suspension assemblies based on several standard designs for nano-and pico-sized heads. In fiscal 1997, we began volume production of our TSA suspension assemblies.

The disk drive industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. Beginning in the third quarter of fiscal 1997 and continuing throughout all of fiscal 1998, total suspension assembly unit sales in the industry declined substantially. Demand for our conventional suspension assemblies started to recover during the latter part of the fourth quarter of fiscal 1998. Such demand continued to recover during the first fiscal
1999 quarter and in the first half of the second fiscal 1999 quarter.

Demand for our TSA suspension assemblies was not adversely affected by the industry slowdown during fiscal 1998. In fiscal 1998, we shipped 85 million TSA suspension assemblies, up from 8 million units shipped in fiscal 1997. In the first quarter of fiscal 1999, we shipped 55 million TSA suspension assemblies, representing approximately 38% of our total unit shipments and a majority of net sales in that period. In the second quarter of fiscal 1999, we again increased our shipments of TSA suspension assemblies to 60 million, representing approximately 40% of our total unit shipments and a majority of net sales in that period.

Demand for both conventional and TSA suspension assembly products weakened in the latter half of the second quarter of fiscal 1999 and is expected to be weak in the fiscal 1999 third quarter. Demand also has typically been weak during the summer months, and we currently have limited visibility for future demand.

Although we have limited visibility, we expect that demand for our conventional suspension assemblies will remain relatively flat for the rest of fiscal 1999 from the 89 million units shipped in each of the first and second quarters of fiscal 1999, and we expect to ship fewer conventional suspension assemblies in fiscal 1999 than we shipped in fiscal 1998. At the same time, we anticipate continuing acceptance by the disk drive industry of our TSA suspension assemblies and expect TSA suspension assemblies to account for just under half of our total unit shipments and a majority of our net sales in fiscal 1999.

TSA suspension assemblies have a higher average selling price than conventional suspension assemblies because of the improved performance and other benefits they provide to our customers. We rapidly expanded our TSA suspension assembly production capacity in fiscal 1998, but our high-volume production of TSA suspension assemblies was not profitable in that year due to production inefficiencies. We produced TSA suspension assemblies profitably in the first quarter of fiscal 1999 due to higher volumes, productivity gains and the benefits of premium pricing on a particular program that required an accelerated ramp. During the second quarter of fiscal 1999, we have continued to improve our TSA suspension production efficiency, and have improved the profitability of TSA suspensions over the first quarter of fiscal 1999. We expect that lower suspension assembly demand, as noted above, and declining TSA prices, as certain TSA products mature, will impact TSA suspension margins in the fiscal 1999 third quarter.

Growth in our net sales depends, in part, on the successful management of our TSA suspension assembly production capacity, our manufacturing work force and our corporate infrastructure. To meet anticipated future demand for TSA suspension assemblies, we are continuing to expand TSA suspension assembly production capacity. In the fiscal year ended September 27, 1998, our capital expenditures were approximately $207 million, primarily related to expansion of TSA suspension assembly capacity. We made capital expenditures of $35 million in the first quarter of fiscal 1999 and $24 million in the second quarter of fiscal 1999. We currently anticipate spending an additional $91 million in capital expenditures during the remainder of fiscal 1999, primarily for expansion of TSA suspension assembly production capacity. We anticipate that we will continue to make significant capital expenditures in fiscal 2000 to further expand our TSA suspension assembly production capacity to accommodate anticipated market growth.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 28, 1999 VS. THIRTEEN WEEKS ENDED MARCH 29, 1998.

Net sales for the thirteen weeks ended March 28, 1999 were $152,366,000, an increase of $57,238,000 or 60% compared to the comparable period in fiscal 1998. This increase was primarily due to a favorable product mix of more TSA suspension assemblies and higher average selling prices.

Gross profit for the thirteen weeks ended March 28, 1999 was $36,390,000, or 24% of net sales, compared to a gross loss of $2,697,000 for the comparable period in fiscal 1998. This increase was primarily due to improved efficiencies on TSA suspension assembly production and higher TSA suspension assembly sales volume, offset partially by lower conventional suspension assembly sales volume.

Selling, general and administrative expenses for the thirteen weeks ended March 28, 1999 were $12,845,000, an increase of $1,427,000 or 12% compared to the comparable period in fiscal 1998. The increased expenses were due primarily to increased profit sharing and other incentive compensation costs of $2,462,000 and higher depreciation and lease expenses of $201,000. The second quarter of fiscal 1998 also included $1,290,000 in fees related to certain financing agreements. As a percent of net sales, selling, general and administrative expenses decreased from 12% in the second quarter of fiscal 1998 to 8% in the second quarter of fiscal 1999.

Research and development expenses for the thirteen weeks ended March 28, 1999 were $6,376,000 compared to $5,524,000 for the thirteen weeks ended March 29, 1998. The increase was mainly due to higher expenses for developing suspensions incorporating a second stage actuator and other suspension and equipment development, offset partially by lower medical product development expenses. As a percent of net sales, research and development expenses decreased from 6% in the second quarter of fiscal 1998 to 4% in the second quarter of fiscal 1999.

Other income, net, for the thirteen weeks ended March 28, 1999 was $2,484,000, an increase of $1,936,000 from the comparable fiscal 1998 period. The increase was primarily due to an increase in interest income as a result of a higher average investment balance.

Interest expense for the thirteen weeks ended March 28, 1999 was $2,249,000, an increase of $1,845,000 from the comparable period in fiscal 1998, primarily due to higher average outstanding debt, partially offset by an increase in capitalization of interest of $161,000.

The income tax provision for the thirteen weeks ended March 28, 1999 was based on an estimated effective tax rate for the fiscal year of 21% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of our Foreign Sales Corporation.

Net income for the thirteen weeks ended March 28, 1999 was $13,748,000, or 9% of net sales, compared to a net loss of $14,425,000 for the comparable period in fiscal 1998. The improved profitability was primarily due to the favorable product mix and higher average selling prices, noted above.

TWENTY-SIX WEEKS ENDED MARCH 28, 1999 VS. TWENTY-SIX WEEKS ENDED MARCH 29, 1998.

Net sales for the twenty-six weeks ended March 28, 1999 were $307,641,000, an increase of $123,531,000 or 67% compared to the comparable period in fiscal 1998. This increase was primarily due to a favorable product mix of more TSA suspension assemblies and higher average selling prices, a portion of which was related to premium pricing on a particular program that required an accelerated ramp in the first fiscal quarter.

Gross profit for the twenty-six weeks ended March 28, 1999 was $69,975,000, or 23% of net sales, compared to a gross loss of $3,193,000 for the comparable period in fiscal 1998. This increase was primarily due to improved manufacturing efficiencies on TSA suspension assembly production, higher average selling prices, the premium pricing described above, and higher TSA suspension assembly sales volume, offset partially by lower conventional suspension assembly sales volume.

Selling, general and administrative expenses for the twenty-six weeks ended March 28, 1999 were $25,046,000, an increase of $3,359,000 or 15% compared to the comparable period in fiscal 1998. The increased expenses were due primarily to increased profit sharing and other incentive compensation costs of $4,684,000 and higher depreciation and lease expense of $687,000. The second quarter of fiscal 1998 included $1,290,000 in fees related to certain financing agreements. Increases in selling, general and administrative expenses were also partially offset by decreased bad debt expense of $323,000. As a percent of net sales, selling, general and administrative expenses decreased from 12% for the twenty-six weeks ended March 29, 1998 to 8% for the twenty-six weeks ended March 28, 1999.

Research and development expenses for the twenty-six weeks ended March 28, 1999 were $11,046,000 compared to $10,685,000 for the twenty-six weeks ended March 29, 1998. The increase was mainly due to higher expenses for developing suspensions incorporating a second stage actuator and other suspension and equipment development, offset partially by lower medical product development expenses. As a percent of net sales, research and development expenses decreased from 6% for the twenty-six weeks ended March 29, 1998 to 4% for the twenty-six weeks ended March 28, 1999.

Other income, net, for the twenty-six weeks ended March 28, 1999 was $3,256,000, an increase of $2,141,000 from the comparable period in fiscal 1998, primarily due to an increase in interest income as a result of a higher average investment balance.

Interest expense for the twenty-six weeks ended March 28, 1999 was $5,137,000, an increase of $4,586,000 from the comparable period in fiscal 1998, primarily due to higher average outstanding debt and a decrease in capitalization of interest of $308,000.

The income tax provision for the twenty-six weeks ended March 28, 1999 was based on an estimated effective tax rate for the fiscal year of 21% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of our Foreign Sales Corporation.

Net income for the twenty-six weeks ended March 28, 1999 was $25,281,000, or 8% of net sales, compared to a net loss of $25,899,000 for the comparable period in fiscal 1998. The improved profitability was primarily due to the favorable product mix and higher average selling prices, noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. On December 31, 1998, we signed a financing agreement with The CIT Group/Business Credit, Inc., establishing a $50,000,000 credit facility secured by our accounts receivable and inventory. No amounts were outstanding under the credit facility at March 28, 1999.

Our cash and cash equivalents increased from $58,942,000 at September 27, 1998 to $243,956,000 at March 28, 1999. The increase was primarily a result of the stock offering noted below. We generated cash from operating activities of $69,626,000 for the twenty-six weeks ended March 28, 1999.

Cash used for capital expenditures totaled $206,888,000 in fiscal 1998 and $59,230,000 for the twenty-six weeks ended March 28, 1999. The capital expenditures we made in the first and second quarters of fiscal 1999 were primarily related to continued expansion of our TSA suspension assembly production capacity.

In February 1999, we issued 4,800,000 shares of our common stock through a public offering. We received net proceeds of $209,136,000 and expect to use the funds for general corporate purposes, primarily capital expenditures related to expansion of TSA suspension assembly production capacity. Pending such uses, we have invested the net proceeds from the offering in short-term income-producing investments.

We currently anticipate spending an additional $91,000,000 during the remainder of fiscal 1999 and significant amounts thereafter, primarily for continued expansion of TSA suspension assembly production capacity and new technologies, production capacity and infrastructure to accommodate anticipated market growth.

We currently believe that our cash and cash equivalents, cash generated from operations and our existing credit facility will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through fiscal 1999. We may require significant additional financing to meet our capital requirements beyond fiscal 1999, dependent on market conditions. We will pursue additional debt or equity financing to supplement our current capital resources if needed. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all.

Certain of our existing debt agreements contain covenants which may restrict our ability to accept certain types of financing. At March 28, 1999, we were in compliance with all such covenants. If we are not in compliance with financial covenants in our financing agreements at the end of any fiscal quarter, our future financial results and liquidity could be materially adversely affected.

There can be no assurance that our business will generate sufficient cash flow from operations, that anticipated future revenue growth and operating improvements will be realized or that we will be able to obtain additional financing in an amount sufficient to enable us to make necessary capital expenditures, service our indebtedness, fund our operations or maintain compliance with financing agreement covenants.

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

In fiscal 1997, we began a comprehensive Year 2000 readiness program. The program addressed: (i) business software and hardware; (ii) manufacturing software and hardware used in the design, and/or manufacturing of suspension assemblies; and (iii) third party suppliers. Although we do not currently expect any significant disruption to our operations due to Year 2000 issues, we cannot be sure that we will be able to assess, identify and correct all Year 2000 issues in a timely or successful manner.

We completed remediation of our key business software in November 1997. These key applications include purchased applications that address, but are not limited to: (i) sales and order processing; (ii) resource planning and scheduling; (iii) procurement; (iv) inventory control; (v) shipping; and (vi) financial accounting and reporting. We completed additional testing of these systems during the second quarter of fiscal 1999 using "data-aging" software, and are currently implementing Year 2000 compliance follow-up measures in connection with such testing. We believe all follow-up measures will be completed by June 1999.

We completed an enterprise-wide inventory in May 1998 of all other business software and hardware with potential Year 2000 issues. The inventory included approximately 460 purchased and internally-developed business and desktop software programs or packages. We consider 350 of these software programs or packages critical. The inventory also included over 3,000 pieces of hardware, including personal computers, servers and network devices. We have analyzed all of the critical business and desktop software and substantially all of the hardware included in the inventory for the existence and extent of Year 2000 issues. As of March 31, 1999, approximately 74% of the critical software and approximately 90% of the hardware was Year 2000 compliant. We believe that all of the critical business software and hardware included in the inventory will be Year 2000 compliant by September 1999.

We completed an enterprise-wide inventory in May 1998 of all manufacturing software, hardware and embedded-chip technology with potential Year 2000 issues. The inventory included: (i) all equipment and software used to design, build and test tools and machines; (ii) all tools and machines used to design, build and test suspension assemblies; and (iii) software and equipment for all facility systems. As of March 31, 1999, we had completed analysis of 90% of the inventory for the existence and extent of Year 2000 issues. As of March 31, 1999, approximately 55% of the manufacturing software, hardware and embedded-chip technology included in the inventory was Year 2000 compliant. We believe that all manufacturing software, hardware and embedded-chip technology will be Year 2000 compliant by September 1999.

We are assessing our suppliers whose failure to become Year 2000 compliant in a timely manner, if at all, could have a material adverse effect on us. We distributed questionnaires on Year 2000 compliance status (and follow-up letters, as necessary) to over 200 of our suppliers. As of March 31, 1999, we have received responses from 85% of the suppliers queried. The responses are being reviewed, and follow-up activities are being pursued as required to evaluate, or mitigate, potential risks associated with such suppliers due to Year 2000 issues. Analysis of initial supplier responses is 70% complete. We anticipate that all analysis and follow-up activities with these 200 suppliers will be complete by June 30, 1999.

As of March 31, 1999, we had incurred $240,000 in Year 2000 efforts. We currently estimate incurring an additional $1,400,000 for Year 2000 efforts. The projected costs of our Year 2000 readiness efforts are based on our best estimates, which were derived using assumptions about future events. These estimates may change as our efforts proceed and actual results could differ significantly from current plans.

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

We have begun to develop contingency plans for Year 2000 readiness to ensure that back-up processes are in place if we are unable to complete remediation efforts by December 31, 1999. We expect to complete a draft of a corporate contingency plan by June 1999, with all final plans completed by September 1999, but we cannot be sure that we will complete such plans, or that any such plans will address all risks that may actually arise.

MARKET TRENDS AND CERTAIN CONTINGENCIES

We expect that the expanding use of personal computers, enterprise computing and storage, increasingly complex software and the emergence of new applications for disk storage that have contributed to the historical year-to-year increases in disk drive production will continue for the foreseeable future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid short-term changes resulting from, among other things, changes in disk drive inventory levels, responses to competitive price changes and unpredicted high or low market acceptance of new drive models.

As in past years, disk drives continue to be the storage device of choice for applications requiring low access times and higher capacities because of their speed and low cost per megabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing areal density, the amount of data which can be stored on magnetic disks. Improvements in areal density have been attained by lowering the fly height of the read/write head, using smaller read/write heads with advanced air bearing designs, improving other components such as motors and media and using new read/write head types such as those of magneto-resistive (MR) and giant magneto-resistive
(GMR) design. The move to MR and GMR heads, which require more electrical leads, and the transition to smaller or pico-sized heads, which are more sensitive to mechanical variation, may compel drive manufacturers to use newer suspension technologies, such as our TSA suspension assemblies. We anticipate continuing acceptance by the disk drive industry of our TSA suspension assemblies and expect TSA suspension assemblies to account for just under half of our total unit shipments in fiscal 1999.

The continual pursuit of increasing areal density may lead to further value-added features for TSA suspensions which incorporate a second stage actuator on the suspension to improve head positioning over increasingly tighter data tracks, or which mount preamplifiers near the head to improve data transfer signals. These changes have required that we develop the competencies of an electromechanical system supplier so that multiple functions may be consolidated on the suspension assembly.

The introduction of new types or sizes of read/write heads and new disk drive designs tends to initially decrease customers' yields with the result that we may experience temporary elevations of demand for some types of suspension assemblies. The advent of new heads and new drive designs may require rapid development and implementation of new suspension types which temporarily may reduce our manufacturing yields and efficiencies. There can be no assurance that we will not continue to be affected by such changes.

We generally experience fluctuating selling prices due to product maturity, competitive pricing pressures and new product offerings. While many of our current products are reaching or are in the mature phase of their life cycle and thus are experiencing declining prices, our newer products have initially much higher selling prices.

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

On February 27, 1998, the Company commenced a lawsuit, in McLeod County District Court in Glencoe, Minnesota, against five former employees and their newly-formed company. The lawsuit alleges, among other things, breach of non-compete, confidentiality and assignment of inventions agreements. On August 24, 1998, the Court entered an injunction against the defendants. Thereafter, the Company filed motions to add a competitor and its parent corporation as party defendants, with whom the enjoined defendants had a contract. A formal settlement agreement setting forth the material terms by which the litigation is to be dismissed, including, among other things, the resolution of certain trade secret claims through arbitration, if necessary, was executed by the parties, effective as of April 19, 1999.

The Company is a party to certain other claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect the Company's current or future financial position or results of operations.

FORWARD-LOOKING STATEMENTS

The statements above under the headings "General" and "Market Trends and Certain Contingencies" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, production capacity and yields and selling prices, the statements above under the headings "General" and "Liquidity and Capital Resources" about anticipated operating results and gross margins, capital expenditures and capital resources, and the statements above under the heading "Year 2000 Issue" about Year 2000 readiness efforts and its projected costs, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including fluctuating order rates and product mix, slower or faster customer acceptance of the Company's new products, difficulties in producing its TSA suspensions, difficulties in financing and expanding capacity, changes in manufacturing efficiencies, difficulties in implementing Year 2000 compliance and the other risks and uncertainties discussed above. These factors may cause the Company's actual future results to differ materially from historical earnings and from the financial performance of the Company presently anticipated. Additional discussion of these and other factors may be found in the Company's Registration Statement on Form S-3, filed January 8, 1999, under the heading "Risk Factors".

                           PART II. OTHER INFORMATION
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's 1999 Annual Meeting of Shareholders held on January 26th, 1999, the shareholders approved the following:

         (a) the election of directors to serve until their successors are duly elected. Each nominated director was elected as follows:


                Director - Nominee                Votes For         Votes Withheld
                ------------------------       -------------       ---------------
                W. Thomas Brunberg               17,240,901                 52,947
                Archibald Cox, Jr.               17,244,526                 49,322
                James E. Donaghy                 17,241,601                 52,247
                Harry C. Ervin, Jr.              17,242,026                 51,822
                Wayne M. Fortun                  17,240,741                 53,107
                Jeffrey W. Green                 17,244,011                 49,837
                Steven E. Landsburg              17,243,371                 50,477
                Richard B. Solum                 17,240,971                 52,877


         (b) a proposal to approve the Hutchinson Technology Incorporated Employee Stock Purchase Plan. The proposal received 11,666,041 votes for, and 213,520 votes against, approval. There were 47,527 abstentions and 5,366,760 broker non-votes.

         (c) a proposal to ratify the appointment of Arthur Andersen LLP to serve as independent public accountants of the Company for the fiscal year ending September 26, 1999. The proposal received 17,229,075 votes for, and 27,623 votes against, ratification. There were 37,150 abstentions and no broker non-votes.

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

         4.2 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $20,000,000 of senior unsecured notes with Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), Amendment dated as of March 15, 1996 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), Amendment dated as of February 24, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709), Amendment dated as of December 16, 1998 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, File No. 0-14709), and Amendment dated as of March 3, 1999.

         4.3 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $5,000,000 of senior unsecured notes with Central Life Assurance Company (incorporated by reference to
                  Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), Amendment dated as of March 15, 1996 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), Amendment dated as of February 24, 1997 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709), Amendment dated as of December 16, 1998 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, File No. 0-14709), and Amendment dated as of March 3, 1999.

         4.4 Note Purchase Agreement dated as of April 20, 1994, providing for the placement of $5,000,000 of senior unsecured notes with Modern Woodmen of America (incorporated by reference to Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994, File No. 0-14709), Amendment dated as of March 15, 1996 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 24, 1996, File No. 0-14709), Amendment dated as of February 24, 1997 (incorporated by reference to Exhibit
                  4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709), Amendment dated as of December 16, 1998 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, File No. 0-14709), and Amendment dated as of March 3, 1999.

         4.5 Note Purchase Agreement dated as of July 26, 1996, providing for the placement of $15,000,000 of senior unsecured notes with Metropolitan Insurance and Annuity Company (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, File No. 0-14709), Amendment dated as of February 24, 1997 (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709), Amendment dated as of December 16, 1998 (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, File No. 0-14709), and Amendment dated as of March 3, 1999.

         4.6 Note Purchase Agreement dated as of July 26, 1996, providing for the placement of $10,000,000 of senior unsecured notes with Metropolitan Life Insurance Company (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, File No. 0-14709), Amendment dated as of February 24, 1997 (incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709), Amendment dated as of December 16, 1998 (incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, File No. 0-14709), and Amendment dated as of March 3, 1999.

         4.7 Note Purchase Agreement dated as of July 26, 1996, providing for the placement of $25,000,000 of senior unsecured notes with Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996, File No. 0-14709), Amendment dated as of February 24, 1997 (incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, File No. 0-14709), Amendment dated as of December 16, 1998 (incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998, File No. 0-14709), and Amendment dated as of March 3, 1999.

         11.1     Statement Regarding Computation of Net Income Per Share.

         27.1     Financial Data Schedule.

         b) REPORTS ON FORM 8-K.

         No Current Reports on Form 8-K were filed by the Company during the thirteen weeks ended March 28, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HUTCHINSON TECHNOLOGY INCORPORATED


Date:  May 5, 1999                   By /s/Wayne M. Fortun
     -----------------------            ----------------------------------------
                                        Wayne M. Fortun
                                        President and Chief Executive Officer




Date:  May 5, 1999                   By /s/John A. Ingleman
     -----------------------            ----------------------------------------
                                        John A. Ingleman
                                        Vice President, Chief Financial Officer
                                            and Secretary

                               INDEX TO EXHIBITS


 Exhibit
    No.                                                                      Page
---------                                                                 ---------
   4.2    Amendment dated as of March 3, 1999 to Note Purchase
          Agreement dated as of April 20, 1994, providing for the
          placement of $20,000,000 of senior unsecured notes with
          Teachers Insurance and Annuity Association of America....     Electronically
                                                                             Filed

   4.3    Amendment dated as of March 3, 1999 to Note Purchase
          Agreement dated as of April 20, 1994, providing for the
          placement of $5,000,000 of senior unsecured notes with
          Central Life Assurance Company...........................     Electronically
                                                                             Filed

   4.4    Amendment dated as of March 3, 1999 to Note Purchase
          Agreement dated as of April 20, 1994, providing for the
          placement of $5,000,000 of senior unsecured notes with
          Modern Woodmen of America................................     Electronically
                                                                             Filed

   4.5    Amendment dated as of March 3, 1999 to Note Purchase
          Agreement dated as of July 26, 1996, providing for the
          placement of $15,000,000 of senior unsecured notes with
          Metropolitan Insurance and Annuity Company...............     Electronically
                                                                             Filed

   4.6    Amendment dated as of March 3, 1999 to Note Purchase
          Agreement dated as of July 26, 1996, providing for the
          placement of $10,000,000 of senior unsecured notes with
          Metropolitan Life Insurance Company......................     Electronically
                                                                             Filed

   4.7    Amendment dated as of March 3, 1999 to Note Purchase
          Agreement dated as of July 26, 1996, providing for the
          placement of $25,000,000 of senior unsecured notes with
          Teachers Insurance and Annuity Association of America....     Electronically
                                                                             Filed

  11.1    Statement Regarding Computation of Per Share Earnings         Electronically
                                                                             Filed

  27.1    Financial Data Schedule                                       Electronically
                                                                            Filed