Form 10-Q
period 1999-06-27
HUTCHINSON TECHNOLOGY INC
filed 1999-08-06
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 JUNE 27, 1999
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    ------------------------

Commission File Number                0-14709
                       ---------------------------------------

                       HUTCHINSON TECHNOLOGY INCORPORATED
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               MINNESOTA                               41-0901840
     ------------------------------            ---------------------------
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

Yes       X       No
   --------------    ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 30, 1999 the registrant had 24,741,340 shares of Common Stock issued and outstanding.

                                         PART I. FINANCIAL INFORMATION
                                         ITEM 1. FINANCIAL STATEMENTS.

                                       HUTCHINSON TECHNOLOGY INCORPORATED
                               CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                                             (Dollars in thousands)


                                                                                 June 27,              September 27,
                                                                                   1999                     1998
                                                                             ------------------       -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $178,743                 $ 58,942
   Securities available for sale                                                        83,444                   11,921
   Trade receivables, net                                                               64,890                   65,798
   Other receivables                                                                     2,619                   12,337
   Inventories                                                                          44,860                   25,780
   Prepaid taxes and other expenses                                                     19,789                   19,507
                                                                             ------------------      -------------------
         Total current assets                                                          394,345                  194,285

Property, plant and equipment, net                                                     348,628                  335,289
Other assets                                                                            19,203                   19,904
                                                                             ------------------      -------------------
                                                                                      $762,176                 $549,478
                                                                             ==================      ===================

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Current maturities of long-term debt                                               $  3,995                 $  4,613
   Accounts payable and accrued expenses                                                49,569                   64,187
   Accrued compensation                                                                 23,702                   24,371
                                                                             ------------------      -------------------
         Total current liabilities                                                      77,266                   93,171

Long-term debt, less current maturities                                                 66,125                   68,247
Convertible subordinated notes                                                         150,000                  150,000
Other long-term liabilities                                                              1,807                    1,230
Shareholders' investment:
   Common stock, $.01 par value, 45,000,000 shares authorized,
      24,650,000 and 19,780,000 issued and outstanding                                     247                      198
   Additional paid-in capital                                                          363,269                  152,957
   Retained earnings                                                                   103,462                   83,675
                                                                             ------------------      -------------------
         Total shareholders' investment                                                466,978                  236,830
                                                                             ------------------      -------------------
                                                                                      $762,176                 $549,478
                                                                             ==================      ===================


See accompanying notes to condensed consolidated financial statements.

                                 HUTCHINSON TECHNOLOGY INCORPORATED
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                (In thousands, except per share data)


                                                           Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                     ---------------------------------      --------------------------------
                                                       June 27,           June 28,            June 27,          June 28,
                                                         1999               1998                1999              1998
                                                     --------------     --------------      --------------    --------------
Net sales                                                 $131,257           $107,127            $438,898         $ 291,237

Cost of sales                                              121,864            105,472             359,530           292,775
                                                     --------------     --------------      --------------    --------------

   Gross profit (loss)                                       9,393              1,655              79,368           (1,538)

Selling, general and
   administrative expenses                                  10,775              9,589              35,821            31,276

Research and development
   expenses                                                  6,138              4,652              17,184            15,337
                                                     --------------     --------------      --------------    --------------

   Income (loss) from operations                           (7,520)           (12,586)              26,363          (48,151)

Other income, net                                            3,158              1,840               6,414             2,955

Interest expense                                           (2,593)            (1,764)             (7,730)           (2,315)
                                                     --------------     --------------      --------------    --------------

   Income (loss) before income taxes                       (6,955)           (12,510)              25,047          (47,511)

Provision (benefit) for income taxes                       (1,461)            (3,260)               5,260          (12,362)
                                                     --------------     --------------      --------------    --------------

   Net income (loss)                                      $(5,494)           $(9,250)            $ 19,787         $(35,149)
                                                     ==============     ==============      ==============    ==============

Basic earnings (loss) per share                           $ (0.22)           $ (0.47)            $   0.88         $  (1.79)
                                                     ==============     ==============      ==============    ==============
Diluted earnings (loss) per share                         $ (0.22)           $ (0.47)            $   0.88         $  (1.79)
                                                     ==============     ==============      ==============    ==============

Weighted average common shares
   outstanding                                              24,650             19,755              22,371            19,686
Weighted average common and
   diluted shares outstanding                               24,650             19,755              28,302            19,686


See accompanying notes to condensed consolidated financial statements.

                                 HUTCHINSON TECHNOLOGY INCORPORATED
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                       (Dollars in thousands)


                                                                                         Thirty-Nine Weeks Ended
                                                                                ------------------------------------------
                                                                                    June 27,                June 28,
                                                                                      1999                    1998
                                                                                ------------------      ------------------
Operating activities:
   Net income (loss)                                                                   $   19,787              $ (35,149)
   Adjustments to reconcile net income (loss) to
      cash provided by operating activities:
         Depreciation and amortization                                                     65,317                  33,239
         Deferred taxes                                                                     2,808                (12,149)
         Change in operating assets and liabilities (Note 5)                             (16,861)                  10,037
                                                                                ------------------      ------------------
                    Cash provided by (used for) operating activities                       71,051                 (4,022)
                                                                                ------------------      ------------------

Investing activities:
   Capital expenditures                                                                  (87,348)               (159,416)
   Funding from GE lease receivable                                                             -                  29,523
   Increase in GE lease receivable                                                              -                (13,001)
   Sales of marketable securities                                                          35,270                  18,541
   Purchases of marketable securities                                                   (106,793)                 (4,860)
                                                                                ------------------      ------------------
                    Cash used for investing activities                                  (158,871)               (129,213)
                                                                                ------------------      ------------------

Financing activities:
   Repayments of long-term debt                                                           (2,740)                 (3,459)
   Net proceeds from issuance of convertible subordinated notes                                 -                 145,320
   Net proceeds from issuance of common stock                                             210,361                     958
                                                                                ------------------      ------------------
                    Cash provided by financing activities                                 207,621                 142,819
                                                                                ------------------      ------------------

Net increase in cash and cash equivalents                                                 119,801                   9,584

Cash and cash equivalents at beginning of period                                           58,942                  98,340
                                                                                ------------------      ------------------

Cash and cash equivalents at end of period                                             $  178,743              $  107,924
                                                                                ==================      ==================


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


                                                       Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                                 --------------------------------      -------------------------------
                                                    June 27,         June 28,             June 27,         June 28,
Percentage of Net Sales                               1999             1998                 1999             1998
-----------------------                          ---------------  ---------------      ---------------  --------------
Five Largest Customers                                 77%             81%                  81%              79%
   Seagate Technology Incorporated                     22              17                   16               19
   SAE Magnetics, Ltd./TDK                             20              28                   19               28
   Yamaha Corporation                                  13               5                   13                9
   Alps Electric Co., Ltd.                             12               6                    9                3
   IBM and affiliates                                  10              25                   24               20


(3)  INVENTORIES

All inventories are stated at the lower of last-in, first-out ("LIFO") cost or market. Inventories consisted of the following:


                                                                                     June 27,             September 27,
                                                                                       1999                   1998
                                                                                ------------------      ------------------
         Raw materials                                                                    $16,943                 $ 9,320
         Work in process                                                                   16,214                  12,740
         Finished goods                                                                    11,891                   3,908
         LIFO reserve                                                                       (188)                   (188)
                                                                                ------------------      ------------------
                                                                                          $44,860                 $25,780
                                                                                ==================      ==================


(4)  NET INCOME PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:


                                                                                        Thirty-Nine Weeks Ended
                                                                               -------------------------------------------
                                                                                    June 27,                June 28,
                                                                                      1999                    1998
                                                                               -------------------      ------------------
Net income (loss)                                                                         $19,787               $(35,149)
Plus:  interest expense on convertible subordinated notes                                   7,233                       -
Less:  additional profit-sharing expense and tax benefit reduction                          2,091                       -
                                                                               -------------------      ------------------
Net income (loss) available to common shareholders                                        $24,929               $(35,149)
                                                                               ===================      ==================

Weighted average common shares outstanding                                                 22,371                  19,686
Dilutive potential common shares                                                            5,931                       -
                                                                               -------------------      ------------------
Weighted average common and diluted shares outstanding                                     28,302                  19,686
                                                                               ===================      ==================

Basic earnings (loss) per share                                                           $  0.88               $  (1.79)
Diluted earnings (loss) per share                                                         $  0.88               $  (1.79)


(5)  SUPPLEMENTARY CASH FLOW INFORMATION


                                                                                        Thirty-Nine Weeks Ended
                                                                               -------------------------------------------
                                                                                    June 27,                June 28,
                                                                                      1999                    1998
                                                                               -------------------      ------------------
Changes in operating assets and liabilities:
         Receivables, net                                                               $  10,626                $(1,981)
         Inventories                                                                     (19,080)                 (3,073)
         Prepaid and other                                                                (3,143)                 (5,552)
         Accounts payable and accrued liabilities                                         (5,841)                  23,218
         Other non-current liabilities                                                        577                 (2,575)
                                                                               -------------------      ------------------
                                                                                        $(16,861)                $ 10,037
                                                                               ===================      ==================
Cash paid (refunded) for:
         Interest (net of amount capitalized)                                           $   4,462                $      -
         Income taxes                                                                   $ (2,023)                $  2,883


Capitalized interest for the thirty-nine weeks ended June 27, 1999 was $3,996,000 compared to $5,123,000 for the comparable period in fiscal 1998.

6)  SALE OF COMMON STOCK

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

                       HUTCHINSON TECHNOLOGY INCORPORATED
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

GENERAL

Since the late 1980's, we have derived substantially all of our revenue from the sale of our suspension assemblies. We currently sell a variety of conventional suspension assemblies based on several standard designs for nano- and pico-sized heads. In fiscal 1997, we began volume production of our TSA suspension assemblies.

The disk drive industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. Beginning in the third quarter of fiscal 1997 and continuing throughout all of fiscal 1998, total suspension assembly unit sales in the industry declined substantially. Demand for our conventional suspension assemblies started to recover during the latter part of the fourth quarter of fiscal 1998. Such demand remained stable through the third quarter of fiscal 1999.

Demand for our TSA suspension assemblies was not adversely affected by the industry slowdown during fiscal 1998. In fiscal 1998, we shipped 85 million TSA suspension assemblies, up from 8 million units shipped in fiscal 1997. In the first quarter of fiscal 1999, we shipped 55 million TSA suspension assemblies, representing approximately 38% of our total unit shipments and 68% of net sales in that period. In the second quarter of fiscal 1999, we again increased our shipments of TSA suspension assemblies to 60 million, representing approximately 40% of our total unit shipments and 65% of net sales in that period. Shipments of TSA suspension assemblies dropped to 56 million in the third quarter of fiscal 1999, representing 60% of net sales in that period, due to weak demand during the quarter.

Although we have limited visibility, we expect that demand for our conventional suspension assemblies may weaken in the fourth quarter of fiscal 1999 from the 91 million units shipped in the third quarter of fiscal 1999, and we expect to ship fewer conventional suspension assemblies in fiscal 1999 than we shipped in fiscal 1998. At the same time, we anticipate continuing acceptance by the disk drive industry of our TSA suspension assemblies and expect shipments of TSA suspension assemblies to improve from the third quarter to the fourth quarter of fiscal 1999, accounting for just under half of our total unit shipments and a majority of our net sales in fiscal 1999. However, demand has typically been weak during the summer months, and the recovery in demand could be slower than currently anticipated.

TSA suspension assemblies have a higher average selling price than conventional suspension assemblies because of the improved performance and other benefits they provide to our customers. We rapidly expanded our TSA suspension assembly production capacity in fiscal 1998, but our high-volume production of TSA suspension assemblies was not profitable in that year due to production inefficiencies. We produced TSA suspension assemblies profitably in the first quarter of fiscal 1999 due to higher volumes, productivity gains and the benefits of premium pricing on a particular program that required an accelerated ramp. During the second quarter of fiscal 1999, we continued to improve our TSA suspension production efficiency, and improved the profitability of TSA suspensions over the first quarter of fiscal 1999. TSA suspension margins in the fiscal 1999 third quarter, however, were impacted by an expected decline in TSA prices as certain TSA products have matured, and by lower suspension demand, as noted above.

Growth in our net sales depends, in part, on the successful management of our TSA suspension assembly production capacity, our manufacturing work force and our corporate infrastructure. To meet anticipated future demand for TSA suspension assemblies, we have continued to expand TSA suspension assembly production capacity. In the fiscal year ended September 27, 1998, our capital expenditures were approximately $207 million, primarily related to expansion of TSA suspension assembly capacity. We made capital expenditures of $35 million in the first quarter of fiscal 1999 and $24 million in the second quarter of fiscal 1999. As demand has fluctuated during fiscal 1999, we reduced capital expenditures to $28 million in the third quarter of fiscal 1999, and we currently anticipate spending an additional $28 million in capital expenditures during the fourth quarter of fiscal 1999, primarily for expansion of TSA suspension assembly production capacity.

On August 4, 1999, we announced plans to consolidate our assembly operations by transferring assembly operations currently located in our Hutchinson, Minnesota plant to our plants in Eau Claire, Wisconsin and Sioux Falls, South Dakota. We also announced plans to defer the start of production at our Eau Claire trace manufacturing facility, currently under construction. The transfer of the Hutchinson assembly operations will reduce employment in Hutchinson by approximately 500 positions over the next two fiscal quarters, but will increase employment in Eau Claire and Sioux Falls. These changes are intended to improve production efficiency and reduce costs as well as improve the efficiency of our capital spending. We currently anticipate that capital expenditures in fiscal 2000 will be similar to fiscal 1999 which will expand our TSA suspension assembly production capacity to accommodate anticipated market growth and additional future TSA product features.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 27, 1999 VS. THIRTEEN WEEKS ENDED JUNE 28, 1998.

Net sales for the thirteen weeks ended June 27, 1999 were $131,257,000, an increase of $24,130,000 or 23% compared to the comparable period in fiscal 1998. This increase was primarily due to higher overall suspension volumes and a favorable product mix of more TSA suspension assemblies having higher average selling prices.

Gross profit for the thirteen weeks ended June 27, 1999 was $9,393,000, an increase of $7,738,000 or 468% compared to the comparable period in fiscal 1998, and gross profit as a percent of net sales increased from 2% to 7%. This increase was primarily due to improved efficiencies on TSA suspension assembly production and higher TSA suspension assembly sales volume, offset partially by lower conventional suspension assembly sales volume.

Selling, general and administrative expenses for the thirteen weeks ended
June 27, 1999 were $10,775,000, an increase of $1,186,000 or 12% compared to the comparable period in fiscal 1998. The increased expenses were due primarily to higher engineering software consulting and information systems contractor expenses of $455,000, higher depreciation and lease expense of $263,000 and higher travel and training of $242,000. During the third quarter of fiscal 1999, we also recognized expenses related to settlement of intellectual property claims relating to bar coding and machine vision systems. These increases were partially offset by a reduction of the bad debt reserve of $753,000. As a percent of net sales, selling, general and administrative expenses decreased from 9% in the third quarter of fiscal 1998 to 8% in the third quarter of fiscal 1999.

Research and development expenses for the thirteen weeks ended June 27, 1999 were $6,138,000 compared to $4,652,000 for the thirteen weeks ended June 28, 1998. The increase was mainly due to higher expenses for developing a suspension that incorporates a second stage actuator (referred to as an aTSA suspension) and other suspension and equipment development, and higher expenses for medical product development expenses. As a percent of net sales, research and development expenses remained at 5% in the third quarter of fiscal 1998 and in the third quarter of fiscal 1999.

Other income, net, for the thirteen weeks ended June 27, 1999 was $3,158,000, an increase of $1,318,000 from the comparable fiscal 1998 period. The increase was primarily due to an increase in interest income as a result of a higher average investment balance.

Interest expense for the thirteen weeks ended June 27, 1999 was $2,593,000, an increase of $829,000 from the comparable period in fiscal 1998, primarily due to a decrease in capitalization of interest of $819,000.

The income tax benefit for the thirteen weeks ended June 27, 1999 was based on an estimated effective tax rate for the fiscal year of 21% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of our Foreign Sales Corporation.

Net loss for the thirteen weeks ended June 27, 1999 was $5,494,000, compared to a net loss of $9,250,000 for the comparable period in fiscal 1998. As a percent of net sales, net loss decreased from (9)% to (4)%. The decrease in the net loss was primarily due to the improved manufacturing efficiencies on TSA suspension assembly production, higher overall suspension volumes and a favorable product mix with higher average selling prices, as noted above.

THIRTY-NINE WEEKS ENDED JUNE 27, 1999 VS. THIRTY-NINE WEEKS ENDED JUNE 28,
1998.

Net sales for the thirty-nine weeks ended June 27, 1999 were $438,898,000, an increase of $147,661,000 or 51% compared to the comparable period in fiscal 1998. This increase was primarily due to higher overall suspension volumes and a favorable product mix of more TSA suspension assemblies having higher average selling prices, a portion of which was related to premium pricing on a particular program that required an accelerated ramp in the first quarter of fiscal 1999.

Gross profit for the thirty-nine weeks ended June 27, 1999 was $79,368,000, or 18% of net sales, compared to a gross loss of $1,538,000 for the comparable period in fiscal 1998. This increase was primarily due to improved manufacturing efficiencies on TSA suspension assembly production, higher average selling prices, including the premium pricing described above, and higher TSA suspension assembly sales order volume, offset partially by lower conventional suspension assembly sales volume.

Selling, general and administrative expenses for the thirty-nine weeks ended June 27, 1999 were $35,821,000, an increase of $4,545,000 or 15% compared to the comparable period in fiscal 1998. The increased expenses were due primarily to increased profit sharing and other incentive compensation costs of $4,788,000 and higher depreciation and lease expense of $950,000. The second quarter of fiscal 1998 included $1,290,000 in fees related to certain financing agreements. Increases in selling, general and administrative expenses also were offset partially by a reduction of the bad debt reserve of $1,076,000. As a percent of net sales, selling, general and administrative expenses decreased from 11% for the thirty-nine weeks ended June 28, 1998 to 8% for the thirty-nine weeks ended June 27, 1999.

Research and development expenses for the thirty-nine weeks ended June 27, 1999 were $17,184,000 compared to $15,337,000 for the thirty-nine weeks ended June 28, 1998. The increase was mainly due to higher expenses for developing a suspension that incorporates a second stage actuator (referred to as an aTSA suspension) and other suspension and equipment development, offset partially by lower medical product development expenses. As a percent of net sales, research and development expenses decreased from 5% for the thirty-nine weeks ended June 28, 1998 to 4% for the thirty-nine weeks ended June 27, 1999.

Other income, net, for the thirty-nine weeks ended June 27, 1999 was $6,414,000, an increase of $3,459,000 from the comparable period in fiscal 1998, primarily due to an increase in interest income as a result of a higher average investment balance.

Interest expense for the thirty-nine weeks ended June 27, 1999 was $7,730,000, an increase of $5,415,000 from the comparable period in fiscal 1998, primarily due to higher average outstanding debt and a decrease in capitalization of interest of $1,127,000.

The income tax provision for the thirty-nine weeks ended June 27, 1999 was based on an estimated effective tax rate for the fiscal year of 21% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of our Foreign Sales Corporation.

Net income for the thirty-nine weeks ended June 27, 1999 was $19,787,000, or 5% of net sales, compared to a net loss of $35,149,000 for the comparable period in fiscal 1998. The improved profitability was primarily due to the improved manufacturing efficiencies on TSA suspension assembly production, higher overall suspension volumes, and a favorable product mix with higher average selling prices, as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. On December 31, 1998, we signed a financing agreement with The CIT Group/Business Credit, Inc., establishing a $50,000,000 credit facility secured by our accounts receivable and inventory. At June 27, 1999, we had an outstanding letter of credit under this facility of $1,015,000 as security for our variable rate demand note. No other amounts were outstanding under the credit facility at June 27, 1999.

Our cash and cash equivalents increased from $58,942,000 at September 27, 1998 to $178,702,000 at June 27, 1999. The increase was primarily a result of the stock offering noted below. We generated cash from operating activities of $71,051,000 for the thirty-nine weeks ended June 27, 1999.

Cash used for capital expenditures totaled $206,888,000 in fiscal 1998 and $87,348,000 for the thirty-nine weeks ended June 27, 1999. The capital expenditures we made in the first three quarters of fiscal 1999 were primarily related to continued expansion of our TSA suspension assembly production capacity. We currently anticipate spending an additional $28,000,000 for capital expenditures during the fourth quarter of fiscal 1999 and similar amounts thereafter, primarily for continued expansion of TSA suspension assembly production capacity to accommodate anticipated market growth and additional future TSA product features.

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

We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations and our existing credit facility will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through fiscal 1999. We may require significant additional financing to meet our capital requirements beyond fiscal 1999, dependent on market conditions. We will pursue additional debt or equity financing to supplement our current capital resources if needed. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all.

Certain of our existing financing agreements contain financial covenants and covenants which may restrict our ability to enter into certain types of financing. At June 27, 1999, we were in compliance with all such covenants. Due to our expected operating results for the fourth quarter of fiscal 1999, we anticipate that we will need to amend one financing agreement to maintain compliance at the end of our fiscal quarter on September 26, 1999 with a covenant requiring us to maintain a minimum fixed charge coverage ratio. If we are not in compliance with financial covenants in our financing agreements at the end of any fiscal quarter, our future financial results and liquidity could be materially adversely affected.

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

We completed remediation of our key business software in November 1997. These key applications include purchased applications that address, but are not limited to: (i) sales and order processing; (ii) resource planning and scheduling; (iii) procurement; (iv) inventory control; (v) shipping; and (vi) financial accounting and reporting. We completed additional testing of these systems during the second quarter of fiscal 1999 using "data-aging" software, and we completed implementation of Year 2000 compliance follow-up measures in connection with such testing by June 30, 1999.

We completed an enterprise-wide inventory in May 1998 of all other business software and hardware with potential Year 2000 issues. The inventory included approximately 460 purchased and internally-developed business and desktop software programs or packages. We consider 350 of these software programs or packages critical. The inventory also included over 3,000 pieces of hardware, including personal computers, servers and network devices. We have analyzed all of the critical business and desktop software and hardware included in the inventory for the existence and extent of Year 2000 issues. As of June 30, 1999, approximately 92% of the critical software and approximately 99% of the hardware was Year 2000 compliant. We believe that all of the critical business software and hardware included in the inventory will be Year 2000 compliant by September 1999.

We completed an enterprise-wide inventory in May 1998 of all manufacturing software, hardware and embedded-chip technology with potential Year 2000 issues. The inventory included: (i) all equipment and software used to design, build and test tools and machines; (ii) all tools and machines used to design, build and test suspension assemblies; and (iii) software and equipment for all facility systems. As of June 30, 1999, we had completed analysis of the entire inventory for the existence and extent of Year 2000 issues. As of June 30, 1999, approximately 90% of the manufacturing software, hardware and embedded-chip technology included in the inventory was Year 2000 compliant. We believe that all manufacturing software, hardware and embedded-chip technology will be Year 2000 compliant by September 1999.

We are assessing our suppliers whose failure to become Year 2000 compliant in a timely manner, if at all, could have a material adverse effect on us. We distributed questionnaires on Year 2000 compliance status (and follow-up letters, as necessary) to over 200 of our suppliers. As of June 30, 1999, we have received responses from 90% of the suppliers queried. The responses are being reviewed, and follow-up activities are being pursued as required to evaluate, or mitigate, potential risks associated with such suppliers due to Year 2000 issues. Analysis of initial supplier responses is 90% complete. We anticipate that all analysis and follow-up activities with the suppliers who have responded will be complete by August 1999. We also have developed contingency plans for the suppliers that have not responded or for whom there is uncertainty regarding Year 2000 compliance.

As of June 30, 1999, we had incurred $282,000 in Year 2000 efforts. We currently estimate incurring an additional $550,000 for Year 2000 efforts. The projected costs of our Year 2000 readiness efforts are based on our best estimates, which were derived using assumptions about future events. These estimates may change as our efforts proceed and actual results could differ significantly from current plans.

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

We have completed a corporate contingency plan and are implementing this plan to ensure that back-up processes are in place if we are unable to complete remediation efforts by December 31, 1999. We are also developing contingency plans for specific business areas and assets which we expect to complete by September 1999, but we cannot be sure that we will complete such plans, or that any such plans will address all risks that may actually arise.

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

The continual pursuit of increasing areal density may lead to further value-added features for TSA suspensions. The industry may require a TSA suspension which incorporates a second stage actuator on the suspension (referred to as an aTSA suspension) to improve head positioning over increasingly tighter data tracks, or which mounts a preamplifier chip near the head to improve data transfer signals (referred to as a cTSA suspension). These changes have required that we develop the competencies of an electromechanical system supplier so that multiple functions may be consolidated on the suspension assembly.

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

FORWARD-LOOKING STATEMENTS

The statements above under the headings "General" and "Market Trends and Certain Contingencies" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, production capacity and yields and selling prices, the statements above under the headings "General" and "Liquidity and Capital Resources" about anticipated operating results and gross margins, covenant amendments, capital expenditures and capital resources, and the statements above under the heading "Year 2000 Issue" about Year 2000 readiness efforts and its projected costs, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including fluctuating order rates and product mix, slower or faster customer acceptance of our new products, difficulties in producing our TSA suspensions, difficulties in financing and expanding capacity, changes in manufacturing efficiencies, difficulties in obtaining covenant amendments in our existing financing agreements, difficulties in implementing Year 2000 compliance and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the future financial performance we presently anticipate. Additional discussion of these and other factors may be found in our Registration Statement on Form S-3, filed January 8, 1999, under the heading "Risk Factors".

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

         11.1     Statement Regarding Computation of Per Share Earnings.

         27.1     Financial Data Schedule.

         b) REPORTS ON FORM 8-K.

         No Current Reports on Form 8-K were filed by the Company during the thirteen weeks ended June 27, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HUTCHINSON TECHNOLOGY INCORPORATED


Date:        August 4, 1999             By /s/ Wayne M. Fortun
      -------------------------------      -----------------------------------
                                           Wayne M. Fortun
                                           President and Chief Executive Officer



Date:        August 4, 1999             By /s/ John A. Ingleman
      -------------------------------      -----------------------------------
                                           John A. Ingleman
                                           Vice President, Chief Financial
                                                Officer and Secretary

                                INDEX TO EXHIBITS


      Exhibit
        No.                                                                            Page
     -----------                                                                    -----------
        11.1     Statement Regarding Computation of Per Share Earnings             Electronically
                                                                                        Filed

        27.1     Financial Data Schedule                                           Electronically
                                                                                       Filed
