Form 10-K405
period 1999-09-26
HUTCHINSON TECHNOLOGY INC
filed 1999-12-20
CIK 772897

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
        [X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the Fiscal Year Ended September 26, 1999
                                       or
        [ ]   Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
              For the Transition Period From                to              .
                                             --------------    -------------
                         Commission file number 0-14709

                       Hutchinson Technology Incorporated
             (Exact name of registrant as specified in its charter)

          Minnesota                                    41-0901840
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

        40 West Highland Park
        Hutchinson, Minnesota                              55350
----------------------------------------    ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of November 30, 1999 was $438,197,438, based on the closing sale price for HTI's common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of November 30, 1999 the registrant had 24,745,440 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated December 20, 1999 for the annual meeting of shareholders to be held January 26, 2000 are incorporated by reference in Part III.

                           FORWARD-LOOKING STATEMENTS

The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business," "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to risks and uncertainties, including those discussed under "Risk Factors" on pages 17-23 and "Forward-Looking Statements" on page 32 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES

ITEM 1. BUSINESS

Unless otherwise indicated, references to "2000" mean HTI's fiscal year ending September 24, 2000, references to "1999" mean HTI's fiscal year ended September 26, 1999, references to "1998" mean HTI's fiscal year ended September 27, 1998, and references to "1997" mean HTI's fiscal year ended September 28, 1997.

OVERVIEW

Hutchinson Technology Incorporated ("HTI") was incorporated in 1965 in Minnesota. HTI is the world's leading supplier of suspension assemblies for hard disk drives. HTI estimates that it produces a majority of all suspension assemblies sold to disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. Suspension assemblies are critical components of hard disk drives that hold the recording heads in position above the spinning magnetic disks. HTI's suspension assemblies are manufactured with proprietary technology and processes to uniform and precise specifications that are critical to maintaining the necessary microscopic clearance between the head and disk. During 1999, HTI shipped approximately 583 million suspension assemblies of all types. HTI is a supplier to nearly all domestic and many foreign-based users of suspension assemblies, including Alps, Applied Magnetics, IBM and its affiliates, Maxtor, Quantum, Read-Rite, SAE Magnetics/TDK, Samsung, Seagate Technology, Toshiba, Western Digital and Yamaha. HTI developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment, and has maintained this position through multiple technological transitions in the disk drive industry over the past decade.

HTI is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. HTI's TSA suspension assemblies are designed to satisfy both the new electrical connectivity requirements of the disk drive industry as well as the changing market demands and performance standards required by its customers. TSA suspensions incorporate thin electrical conductors in the suspension itself which replace the fine wires used to connect the recording head to the drive's electronic circuitry. HTI anticipates continuing acceptance by the disk drive industry of its TSA suspensions, as TSA suspensions offer customers opportunities to enhance drive performance by eliminating wires that interfere with the recording head's flying performance. HTI's TSA suspensions also enable customers to improve yields and throughput, eliminate manufacturing steps and adopt automated assembly processes, all of which lower their overall costs of production and improve production efficiencies. Volume manufacturing of HTI's TSA suspension assemblies began in 1997. In 1999, HTI shipped approximately 240 million TSA suspensions. HTI believes its TSA suspensions, and related follow-on features currently in development, will become a disk drive industry standard platform onto which multiple features can be integrated.

INDUSTRY BACKGROUND

In its June 1999 report, International Data Corporation ("IDC") estimated that total revenue in the disk drive industry (defined as unit shipments multiplied by the midyear average unit price paid by OEMs for quantity 1000+ contracts) would be approximately $25.2 billion in 1999 and grow to approximately $28.4 billion in 2001. Disk drive industry growth has been driven by such factors as the growing use of desktop PCs, workstations, portable computers and enterprise computing and storage, the increasing amount of memory required for software program storage and the continuing accumulation of data. In its July 1999 report, TrendFOCUS stated that desktop PCs and servers are expected to grow at 11.8% and 7.1% average annual growth rates, respectively, from 1999 to 2002. IDC's report estimates that hard disk drive unit shipments will grow at a compound annual growth rate of 13.3% from 1998 to 2003.

The demand for additional storage capacity is stimulated by the increasing use of disk drives for non-computer applications such as voice mail and video data, the expansion of storage-intensive data warehousing, Internet and intranet applications, and the simultaneous use of multiple small disk drives, such as systems using Redundant Arrays of Inexpensive Disks ("RAID"). According to its June 1999 report, IDC estimated that annual shipments of disk drives would reach approximately 166 million in 1999 and grow to approximately 212 million in 2001. In addition, industry transitions in head technology, such as from thin film inductive recording heads to magneto-resistive ("MR") and giant magneto-resistive ("GMR") heads, and from nano heads to the smaller pico heads, historically have reduced initial production yields of the head and disk drive manufacturers. Because a significant portion of head yield reduction occurs after the head is bonded onto the suspension assembly, low yields often result in increased demand for suspension assemblies in order to achieve desired disk drive shipment levels. As yields improve, as in 1999, demand for suspension assemblies diminishes.

The disk drive industry, despite the rapid growth in recent years, is also highly cyclical and from time to time experiences downturns. See "Risk Factors - Fluctuations in Operating Results." Data density improvements also can result in reducing the average number of suspensions required per drive. During 1999, HTI estimates that rapid improvements in data density, the amount of data which can be stored on magnetic disks, together with improvements in disk drive manufacturing made possible by HTI's TSA suspensions themselves, have reduced the average number of suspensions required per drive from approximately five in 1998 to approximately 4.5 in 1999. Growth in demand in 1999, consequently, was dampened, with total HTI shipments during 1999 being approximately 583 million suspension assemblies of all types, as compared to 516 million during 1998, and 719 million during 1997. HTI believes that ongoing technological advances will continue to reduce the average number of disk drive components, including suspensions, per drive.

HTI does not believe that end user demand for storage capacity, however, has slowed significantly, as rapidly evolving technology and computer applications continue to require storage devices with increased capacity and functionality. HTI continually monitors technological developments in the data storage arena and does not believe there has been a fundamental shift in technology away from disk drive storage. On an ongoing basis, HTI reviews technological threats to the disk drive market and utilizes various universities, consortiums and industry participants to provide additional third-party insights. HTI believes disk drives will remain the dominant data storage technology for the foreseeable future.

All hard disk drives incorporate the same basic technology. The principal components of a hard disk drive are recording disk media, a motor assembly, the control electronics and a head stack assembly. A head stack assembly consists of multiple magnetic recording heads attached by suspension assemblies to the actuator arm. Each disk drive contains one or more (up to thirteen) hard disks attached to a motor assembly that rotates the disks at high speeds in extremely close proximity to the magnetic recording heads, each of which is attached to a suspension assembly. In certain low-cost drives first introduced in 1999, only one side of one disk is used, resulting in the need for only one recording head, and one suspension, in the drive. Typically two recording heads (one for each side of the disk), and therefore two suspension assemblies, are used with each disk in the disk drive.

Suspension assemblies are critical to disk drive performance and reliability. The design of suspension assemblies is driven by the increasing performance requirements of new disk drives, principally reduced data access time, increased data density, smaller recording heads and technology incorporated in the type of recording head used. Technological advances in disk drives generally require suspension assemblies with specialized design, expanded functionality and greater precision. One of the major determinants of disk drive performance and data storage capacity is the microscopic height at which the magnetic head "flies" above the disk. Suspension assemblies hold the magnetic recording heads in position and are a significant factor in controlling the critical flying height of the head above the disk and maintaining the position of the head on the tracks of data. A typical nominal flying height is about one millionth of an inch (a sheet of paper is approximately 3,000 millionths of an inch thick).

Hard disk drive storage capacity increases as data density increases. Improvements in data density have been attained by lowering the fly height of the recording head, using smaller recording heads with advanced air bearing designs, improving other components such as motors and media and using new recording head types such as those of MR and GMR design. As drive manufacturers transition to smaller pico-sized MR and GMR heads, the process of bonding fine electrical wires to the recording head and to the rest of the drive's electronic circuitry has become more difficult and costly, and the wires themselves interfere with the head's flying performance. HTI developed its TSA suspension assemblies, which incorporate electrical conductors in the suspension itself, to address this difficulty. TSA suspensions enable drive makers to use the smaller pico-sized MR and GMR heads that allow for increased data density. Extensions of the TSA suspension platform will enable drive makers to increase track and bit density, further improving data storage capacity.

PRODUCTS

HTI's current products can be categorized as (i) suspension assemblies, and (ii) other products, consisting primarily of etched and stamped components used in connection with, or related to, suspension assemblies.

The following table shows, for each of 1999, 1998 and 1997, the relative contribution to net sales in millions of dollars and percentages of each product category:

================================================================================
                                  1999             1998             1997
                              --------------------------------------------------
                                 Amount   %       Amount  %        Amount    %
================================================================================
Suspension
        Assemblies               $557.8   96%     $390.9   96%    $448.1    99%
Other                              22.5    4        16.7    4        5.1     1
Total Net Sales                  $580.3  100%     $407.6  100%    $453.2   100%
================================================================================

During 1999, HTI shipped approximately 583 million suspension assemblies of all types. HTI has developed significant proprietary capabilities in the design and production of suspension assemblies for both current and emerging disk drive designs. HTI has been in the forefront of industry technology transitions by developing improved suspension assemblies in anticipation of several market shifts to new generations of smaller magnetic heads (mini-to-micro, micro-to-nano and nano-to-pico). To help develop prototype suspensions, HTI maintains a test laboratory and computerized systems to simulate and analyze suspension designs. HTI's ability to predict and modify suspension assembly performance is especially important in developing suspensions for high capacity drives and drives with low access times.

CONVENTIONAL SUSPENSION ASSEMBLIES - HTI currently has the capability to produce multiple variations of conventional suspension assemblies based on several standard designs. This capability permits HTI to assist customers' design efforts and to rapidly modify its standard designs to meet the varied and changing requirements of specific customers. HTI believes that its integrated manufacturing approach, closely coupling design, tooling and manufacturing, gives it a competitive advantage in quickly supplying conventional suspension prototypes and commencing volume manufacturing. This manufacturing approach also allows HTI to rapidly shift tooling in its conventional suspension assembly production units to respond to fluctuating product mix and thereby minimize the size of its finished goods inventory.

TSA SUSPENSION ASSEMBLIES - HTI anticipates continuing acceptance by the disk drive industry of its TSA suspensions, which integrate into the suspension thin electrical conductors that connect directly with the recording head. The integral etched copper leads of the TSA suspension are pre-positioned on the suspension assembly from the head region through the length of the suspension and, in some cases, along the actuator. HTI believes that this electrical integration is a key feature of suspension assemblies as disk drive manufacturers continue to make the transition to smaller and/or more advanced recording heads. The process of using fine electrical wires (instead of integrated electrical conductors) to attach the smaller head to the rest of the drive's electronic circuitry is more difficult and costly, involving greater risk of handling damage as well as interference by the electrical wires with the head's performance.

Electrical integration, a key feature of HTI's TSA suspensions, reduces the manual labor required to attach heads to suspensions and thus facilitates automated assembly. TSA suspensions also increase the consistency of head flying by eliminating certain wires that can impart forces that adversely affect the recording head's flying position. HTI believes that similar benefits throughout the head gimbal assembly and head stack assembly processes will result in improved yields and increased throughput for its customers, which can translate into lower capital investment, reduced labor and lower overall costs for such customers. TSA suspensions are particularly suited for MR and GMR heads, which constitute a major portion of the new and smaller types of recording heads that allow increased data storage density. MR and GMR heads require at least twice as many electrical leads as conventional recording heads. For these reasons, TSA suspensions command a higher sale price than HTI's conventional suspensions.

Volume manufacturing of HTI's TSA suspension assemblies began in 1997. In 1999, HTI shipped approximately 240 million TSA suspensions. TSA suspensions accounted for approximately one percent of HTI's 1997 unit shipments, approximately 16% of HTI's 1998 unit shipments, and approximately 41% of HTI's 1999 unit shipments. HTI expects them to account for approximately two-thirds of its total unit shipments during 2000. To further assure customers that the TSA suspensions they require for their products will be readily available when and where they are needed, HTI sells to competitive suspension assembly manufacturers component-level parts, such as load beams, base plates and flexures for both conventional and TSA suspensions.

TSA suspension assemblies are adaptable to future developments in disk drive design and manufacturing. Variations of TSA suspension assemblies now in development by HTI offer promising solutions to the challenges posed by increasing data density to increase disk drive capacity. As the number of data tracks per disk increases to achieve increased data density, recording heads must be positioned above data tracks with more precision than current disk drive technology allows. HTI's new "aTSA" suspension incorporates a second stage actuator to provide the precision required to properly position the head over a data track as track densities increase. Similarly, an increase in data density achieved by increasing the number of data bits recorded per linear inch on each data track will require preamplification to improve data transfer signals as bit density increases. Electrical termination pads are incorporated in HTI's new "cTSA" suspension to provide a means of positioning a preamplifier closer to the recorded data to reduce the signal to noise problem. Additional variations for other TSA suspension products also are in development.

OTHER PRODUCTS - HTI manufactures a small amount of etched and stamped components used in connection with or related to suspension assemblies. HTI also is engaged in the development of product opportunities in the medical devices market, including a monitor that measures tissue oxygen saturation. HTI does not expect any significant medical-related revenue in 2000. See "Risk Factors - Product Development and Introduction."

MANUFACTURING

HTI's manufacturing strategy focuses on enhancing its ability to reliably produce suspension assemblies in high volume and with the precision required by its customers. HTI has developed advanced process and measurement systems and automated production equipment, and has invested in additional manufacturing plants and equipment. HTI also has adopted an integrated manufacturing approach that closely couples design, tooling and manufacturing. This integrated approach has facilitated the development, implementation and high-volume production of new suspension assembly products.

A suspension assembly consists of two or three components that are laser welded together. TSA suspension assemblies also incorporate electrical leads which provide electrical connection from the recording head to the disk drive's electronic circuitry. Alignment, adjustment and freedom from imperfections and contaminants are of critical importance. HTI's products require several manufacturing processes, each dependent on different technical disciplines, to ensure the high degree of precision and process control necessary to meet strict customer tolerances and other requirements. HTI has developed sophisticated proprietary manufacturing processes and controls, and related equipment, which are essential to the precision and reliability of its products. The manufacturing processes employed by HTI include photoetching, stamping, plasma etching, plating, precision forming, laser welding and ultra-cleaning. The photoetching of the components, the laser-welding operations which fuse the components together and subsequent processing steps are subject to stringent specifications and controls. HTI monitors and controls these processes through real-time statistical process analysis to track critical parameters and take corrective action as required.

HTI's critical raw material needs are available through multiple sources of supply, with the following exceptions. Certain types of photoresist, a liquid compound used in the photoetching process, and the stainless steel, copper and polyimide materials that meet HTI's strict specifications, are each currently available from only one supplier. To protect against the adverse effect of a short-term supply disruption, HTI maintains several weeks' supply of these materials. See "Risk Factors - Availability of Certain Materials."

HTI's production processes require the storage, use and disposal of a variety of chemicals that are considered hazardous under applicable federal and state laws. Accordingly, HTI is subject to a variety of regulatory requirements for the handling of such materials. See "Risk Factors - Manufacturing Risks."

RESEARCH AND DEVELOPMENT

HTI participates in an industry that is subject to rapid technological change, and its ability to remain competitive depends on, among other things, its ability to anticipate such change and to continue its close working relationships with the engineering staffs of its customers. As a result, HTI has devoted and will continue to devote substantial resources to product development and process engineering efforts. As of September 26, 1999, HTI employed 847 engineers and technicians who are responsible for implementing new technologies as well as process and product development and improvements. Expenditures for these activities in 1999, 1998 and 1997 amounted to approximately $56,638,000, $52,235,000 and $48,204,000, respectively. Of those amounts, HTI classified approximately $23,106,000, $20,360,000 and $20,185,000, respectively, as research and development expenses.

HTI's current research and development efforts are principally directed to continuing the development of its TSA suspension assemblies and related follow-on features to meet ongoing technological advances in the disk drive industry, including changing head size, improved data density, performance standards and electrical connectivity requirements for disk drives.

HTI entered into a Technology Transfer and Development Agreement (the "Technology Sharing Agreement") and a non-exclusive Patent License Agreement (the "Patent License Agreement") with IBM during fiscal 1995. Under the Technology Sharing Agreement, IBM made available to HTI the results of many years of research by IBM into the new integrated lead suspension. HTI itself had devoted substantial efforts independent of IBM to the research and development of TSA suspensions, and contributed its existing TSA suspension technology to the joint effort. In 1999, HTI completed payments totaling $8,000,000 to IBM, all of which have been recorded as an expense by HTI. In addition, certain royalties have been paid and may be payable in the future by HTI to IBM under the Technology Sharing Agreement.

HTI also is engaged in the development of product opportunities in the medical devices market, including a monitor that measures tissue oxygen saturation. In 1999, HTI finalized the design of a second-generation monitor that incorporates several design improvements to enhance the monitor's operation in clinical settings. This monitor currently is the subject of clinical trials at several hospitals, and HTI expects to submit this product for FDA market approval in 2000. For 1999, 1998 and 1997, research and development expenses allocated to medical devices were approximately $2,757,000, $3,190,000 and $2,725,000, respectively. See "Risk Factors - Product Development and Introduction."

CUSTOMERS AND MARKETING

HTI's products are sold principally through its own nine-member account management team operating primarily from its headquarters in Hutchinson, Minnesota. Through a subsidiary, HTI has one account manager and five technical representatives in Asia. HTI's products are sold to original equipment manufacturers for use in their products and to subassemblers who sell to original equipment manufacturers. HTI's account management team is organized by individual customer and contacts are typically initiated with both the customer's purchasing agents and its engineers. HTI's engineers and account management team together actively participate in the selling process and in maintaining customer relationships.

In 1999, HTI implemented the use of "just-in-time" (JIT) inventory hubs in Hong Kong, the People's Republic of China and Thailand, near the major production centers of certain individual customers. As customers have shifted to build-to-order manufacturing, HTI's account management team, together with HTI personnel assigned to each JIT hub, regularly exchange information with each customer to assure that the customer's inventory requirements are met.

HTI is a supplier to nearly all domestic and many foreign-based manufacturers of hard disk drives and recording heads used in such drives. The following table shows HTI's five largest customers for 1999 as a percentage of net sales.

IBM and affiliates..................... 23%
SAE Magnetics, Ltd/TDK................. 21
Seagate Technology, Inc................ 16
Yamaha Corporation..................... 12
Alps Electric Co., Ltd................. 10

Sales to HTI's five largest customers constituted 82%, 84% and 86% of net sales, respectively, for 1999, 1998 and 1997. Significant portions of HTI's revenue may be indirectly attributable to large manufacturers of disk drives, such as Quantum Corporation, Toshiba Corporation and Western Digital Corporation, which may purchase recording head assemblies from several different recording head manufacturers that utilize HTI's suspension assemblies.

HTI expects to continue to depend upon a limited number of customers for a substantial majority of its sales, given the relatively small number of hard disk drive and recording head manufacturers. HTI's results of operations could be adversely affected by reduced requirements of its major customers.

Sales to foreign-based enterprises totaled $272,129,000, $167,767,000 and $88,471,000 for 1999, 1998 and 1997, respectively. Sales to foreign subsidiaries of U.S. corporations totaled $144,120,000, $47,885,000 and $83,753,000 for 1999,
1998 and 1997, respectively. The majority of these sales were to the Pacific Rim region. In addition, HTI has significant sales to U.S. corporations which use HTI's products in their offshore manufacturing sites.

BACKLOG

HTI's sales are generally made pursuant to purchase orders rather than long-term contracts. HTI's backlog of purchase orders was approximately $85,837,000 at September 26, 1999, as compared to $101,541,000 at September 27, 1998. Such purchase orders may be changed or cancelled by customers on short notice without penalty. In addition, HTI believes that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Accordingly, HTI does not believe that backlog should be considered indicative of sales for any future period.

COMPETITION

HTI believes that the principal factors of competition in the suspension assembly market include time to market, product quality, design expertise, reliability of volume supply and price. HTI estimates that it produces a majority of all suspension assemblies sold to disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. HTI's principal competitors are K. R. Precision Co., Magnecomp Corporation and Nippon Hatsujo Kabusikigaisha. Fujitsu Limited, a drive manufacturer, fabricates its own suspension assemblies for use in its own products. Certain other users of suspension assemblies also may develop fabrication abilities. The electrical interconnect features of HTI's TSA suspensions also face competition from wireless interconnection technologies that are alternatives to conventional wiring, such as deposition circuitry and flexible circuitry which are also being considered for and used in drive production. Although there can be no assurance that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies, HTI believes that the number of entities that have the technical capability and capacity for producing precision suspension assemblies in large volumes will remain small.

Other types of data storage systems, such as semiconductor (flash) memory, tape memory and laser (optical and CD) drives, may become competitive with certain hard disk drive applications, and thereby affect the demand for certain of HTI's products. However, given the current state of the technologies, flash memories are not expected to be price competitive with disk drives and optical and tape memories are inherently much slower than disk drives. Accordingly, HTI believes that such technologies will not materially impact the market for hard disk drives in the near future.

INTELLECTUAL PROPERTIES

Certain equipment, processes, information and knowledge generated by HTI and utilized in the manufacture of its products are regarded as proprietary by HTI and are protectable under applicable trade secret, copyright and unfair competition laws. In addition, if HTI believes it has made inventions in manufacturing equipment, products and processes for making products where patents might enhance HTI's position, patents have been and will continue to be pursued in the U.S. and in other countries. As of September 26, 1999, HTI held 76 U.S. patents and 11 foreign patents, and had 60 patent applications pending in the U.S. and 43 patent applications pending in other countries. Within HTI, intellectual property protection of trade secrets is achieved through physical security measures at HTI's facilities as well as through non-disclosure and non-competition agreements with all employees and non-disclosure agreements with consultants, strategic suppliers and customers. See "Risk Factors - Intellectual Properties."

HTI has entered into licensing and cross-licensing agreements under HTI's patents and patent applications allowing certain competitors to produce certain of HTI's products in return for either royalty payments or cross-license rights.

HTI and certain users of HTI's products have from time to time received, and may in the future receive, communications from third parties asserting patents against HTI or its customers that may relate to certain of HTI's manufacturing equipment or products or to products that include HTI's products as a component. Although HTI to date has not been a party to any such material intellectual property litigation, certain of its customers have been sued on patents having claims closely related to products HTI sells. HTI expects that, as the number of patents issued continues to increase, and as HTI grows, the volume of intellectual property claims could increase. See "Risk Factors - Intellectual Properties."

EMPLOYEES

As of September 26, 1999, HTI had 7,701 regular employees, 3,476 of whom were working at HTI's Hutchinson, Minnesota plant, 1,688 of whom were working at HTI's Sioux Falls, South Dakota plant, 2,306 of whom were working at HTI's Eau Claire, Wisconsin plant, 213 of whom were working at HTI's Plymouth, Minnesota plant, and 18 of whom were working overseas. HTI's ability to conduct its business would be impaired if a significant number of its specialized employees were to leave and could not be replaced by comparable personnel. However, turnover of specialized employees, including key management personnel, historically has been low. The locations of HTI's plants and the broad span and complexity of technology encompassed by HTI's products and processes limit the number of qualified engineering and other candidates for key positions. HTI expects that internal training will continue to be the primary avenue for the development of key employees.

None of HTI's employees is subject to a collective bargaining agreement, and HTI has experienced no work stoppages. HTI believes that its employee relations are good.

RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS - This Annual Report on Form 10-K contains forward- looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates and projections about the disk drive industry, and our beliefs and assumptions. We intend words such as "anticipates," "expects," "intends," "plans," "believes," "estimates" and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the following risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Annual Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

FLUCTUATIONS IN OPERATING RESULTS - Our past operating results have fluctuated from fiscal period to period. We expect our future operating results also to fluctuate from fiscal period to period. These fluctuations may be caused by:

       - changes in overall demand for our products
       - technological changes that reduce the number of suspensions per drive required by driver makers
       - changes in our manufacturing process, or problems related to implementing a new manufacturing process
       - introducing new products desired by our industry
       - changes in the specific products our customers buy
       - changes in our selling prices
       - changes in our production capacity, and using our capacity efficiently

       - changes in our infrastructure costs, and how we control them
       - changes in our manufacturing yields
       - long disruptions in operations at any of our plants for any reason
       - changes in the cost of, or limits on, available materials and labor
       - increased costs when we start producing new products, and achieving high-volume production quickly and profitably

We typically allow our customers to change or cancel orders without penalty up until approximately two weeks before scheduled shipment. We therefore plan our production and inventory based primarily on forecasts of customer demand. Our forecasts, and customer demand, often fluctuate significantly from week to week.

In 1999, data density improvements, together with improvements in disk drive manufacturing made possible by HTI's TSA suspensions themselves, resulted in drive manufacturers reducing the suspensions required per drive more quickly than we anticipated, offsetting somewhat the continuing growth in demand for storage and, consequently, demand for disk drive components. Our operating results in 1999 did not show the growth we expected. We believe data density improvements will continue to impact our operating results, despite the shift in customer demand toward TSA suspensions. If customer demand for suspension assemblies weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected.

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

We rapidly expanded our TSA suspension production capacity in 1998, but our high-volume production of TSA suspensions was not profitable in that fiscal year. Our production inefficiencies resulted in significantly lower gross margins, which adversely affected our operating results. We produced TSA suspension assemblies profitably in 1999, primarily due to higher volumes and productivity gains. Our margins in the last half of 1999, however, were reduced by weaker than expected demand, resulting in excess TSA manufacturing capacity, and an expected decline in TSA prices as certain TSA suspension products matured.

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

Many of our products are shipped overseas, specifically to the Pacific Rim region. The revenue we earn from these products qualifies for favorable tax treatment due to our Foreign Sales Corporation. If we stop shipping products overseas, or if the tax laws change to eliminate the tax benefits of having a Foreign Sales Corporation, HTI's business, financial condition and results of operations could be materially adversely affected.

DEPENDENCE ON HARD DISK DRIVE INDUSTRY - Almost all of our sales depend on the hard disk drive industry. Sales of suspension assemblies accounted for 96% of our net sales in 1999, 96% of our net sales in 1998 and 99% of our net sales in 1997. The hard disk drive industry is intensely competitive and our technology changes rapidly. The industry's demand for components also fluctuates. The hard disk drive industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect suppliers to this industry because hard disk drive manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction.

Yield improvements by head manufacturers and technological advances, such as rapid improvements in data density, also may result in lower drive component demand. Our results of operations have been adversely affected at various times during slowdowns in hard disk drive industry demand for components. In 1999, our results of operations did not show the growth we had anticipated due to improved yields at our customers and increases in data densities that reduced the industry's demand for components. Our results of operations could be materially adversely affected if the reduction in the industry's component demand continues long-term or a future significant slowdown in the industry occurs.

PRODUCT DEVELOPMENT AND INTRODUCTION - Our continued success depends on our ability to develop and rapidly bring to volume production new product platforms and new products that meet increasingly higher performance specifications.

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

We expect these expenses to increase for the following new products:

       - suspensions that incorporate second stage actuators to improve head positioning over increasingly tighter data tracks on each disk
       - suspensions on which a preamplifier may be mounted to improve data transfer signals from the disk
       - suspensions with higher performance specifications than our customers currently require
       - suspensions for use with new smaller-sized femto heads

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

We have invested substantial amounts of financial, management, engineering and manufacturing resources to develop and introduce our TSA suspension assemblies. If continuing market acceptance and/or production of our TSA suspension assemblies is delayed for any reason or if continued widespread market acceptance of the TSA product platform is not achieved, our business, financial condition and results of operations could be materially adversely affected.

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

We are developing products for the medical devices market, including a monitor that measures tissue oxygen saturation. In 1999, we finalized the design of a second-generation monitor that incorporates several design improvements to enhance the monitor's operation in clinical settings. This monitor currently is the subject of clinical trials at several hospitals, and we expect to submit this product for FDA market approval in 2000. Our efforts, however, may not result in marketable products. Even if we are able to develop marketable products, they may not generate significant revenue.

CAPITAL NEEDS; CAPACITY MANAGEMENT - We believe that we will need significant funds over the next several years to achieve our long-term strategic objectives, and to maintain and enhance our competitive position. These funds will be used for capital expenditures, research and development, working capital and debt service. Our business is highly capital intensive. We required particularly high levels of capital expenditures as we moved from conventional suspension assembly production to high-volume TSA suspension production. We have made substantial investments in sophisticated manufacturing technologies and automated production equipment for our suspension assemblies. We have added significant manufacturing capacity that has increased our fixed costs over the past two fiscal years. We have constructed plants in Eau Claire, Wisconsin and Sioux Falls, South Dakota and expanded our plant in Hutchinson, Minnesota. Our total capital expenditures were approximately $83,000,000 in 1997, $207,000,000 in 1998 and $121,000,000 in
1999. We also entered into operating leases for production and other equipment with costs of approximately $29,000,000 in 1997, $47,000,000 in 1998 and $10,000,000 in 1999.

We currently anticipate spending approximately $90,000,000 during 2000 primarily for continued improvements to our equipment to meet advanced product specifications and for tooling for new TSA programs. We anticipate that we will continue to make significant capital expenditures beyond 2000 to continue to invest in new technologies, production capacity and infrastructure to accommodate anticipated market growth. If we are unable to obtain funds in the future, we may have to delay or change our plans. These delays or changes in our plans could materially adversely affect HTI's business, financial condition and results of operations.

We have at times increased our production capacity and the overhead that supports production based on anticipated market demand. Anticipated market demand, however, has not always developed as rapidly as expected. As a result, we have periodically underutilized our capacity. This underutilization has at times decreased our profitability. In the second half of 1999, weaker demand, together with additions to our TSA manufacturing equipment and improvements in our TSA suspension production efficiency, resulted in underutilization of our manufacturing capacity, and consequently, lower profitability.

The following factors complicate accurate capacity planning for market demand:

       - the pace of technological change
       - variability in our manufacturing yields
       - long lead times for most of our plant and equipment expenditures, requiring major financial commitments well in advance of actual production requirements

Our failure to plan our capacity requirements accurately, or our failure to put in place the technologies and capacity necessary to meet market demand, could adversely affect our business, financial condition and results of operations. In 1999, we began construction of an additional manufacturing building for our trace process at our Eau Claire site. As a result of faster than expected improvements in our TSA suspension manufacturing efficiency and weaker TSA suspension demand in the second half of 1999, we have postponed completion of building construction, and the building of related equipment, so as to minimize the impact of excess manufacturing capacity on our results of operations.

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

MANUFACTURING RISKS - We manufacture a wide variety of suspension assemblies with different selling prices and manufacturing costs. Our product mix varies weekly as market demand changes. Any substantial variation in product mix can lead to changes in utilization of our equipment and tooling, inventory obsolescence and overstaffing in certain areas, all of which could adversely impact our business, financial condition and results of operations.

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

During 1998, we did not produce TSA suspensions profitability as we ramped to high-volume production. We produced TSA suspensions at positive gross margins at the end of the 1998 fourth quarter, however, and profitably in 1999, primarily due to higher volumes and productivity gains. We cannot be sure that we will attain our output goals and be profitable with regard to TSA suspension products in the future.

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

CUSTOMER CONCENTRATION - Our sales are concentrated in a small customer base. Although we supply nearly all domestic and many foreign-based manufacturers of hard disk drives, and manufacturers of recording heads used in hard disk drives, sales to our five largest customers constituted 82% of net sales for 1999, 84% of net sales for 1998 and 86% of net sales for 1997. Over the years, the disk drive industry has experienced numerous consolidations. This has resulted in fewer, but larger, customers for our products. The loss of one or more of our major customers for any reason, including the development by any one customer of the capability to produce suspension assemblies in high volume for their own products, or the failure of a customer to pay their account balance with us, could have a material adverse effect on our results of operations.

INTELLECTUAL PROPERTIES - We attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures. We may not, however, be able to protect our technology adequately. In addition, competitors may be able to develop similar technology independently. Our success depends in large part on trade secrets relating to our proprietary manufacturing processes. We seek to protect these trade secrets and our other proprietary technology in part by requiring each of our employees to enter into non-disclosure and non-competition agreements. In these agreements, the employee agrees to maintain the confidentiality of all of our proprietary information and, subject to certain exceptions, to assign to us all rights in any proprietary information or technology made or contributed by the employee during his or her employment. In addition, we regularly enter into non-disclosure agreements with third parties, such as consultants, suppliers and customers. These agreements may, however, be breached, and we may not have an adequate remedy for any such breach. In addition, our competitors may otherwise learn or independently develop our trade secrets.

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

We and certain users of our products have received, and may receive, communications from third parties asserting patents against us or our customers that may relate to our manufacturing equipment or to our products or to products that include our products as a component. We have not been a party to any such material intellectual property litigation to date. Certain of our customers, however, have been sued on patents having claims closely related to products we sell. If any third party makes a valid infringement claim against us and a license were not available on terms acceptable to us, our business, financial condition and results of operations could be adversely affected. We expect that, as the number of patents issued continues to increase, and as we grow, the volume of intellectual property claims made against us could increase. We may need to engage in litigation to:

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

AVAILABILITY OF CERTAIN MATERIALS - We currently can obtain certain types of photoresist, a liquid compound used in the photoetching process, and the stainless steel, copper and polyimide materials that meet our strict specifications from only one supplier of each such material. The supplier of stainless steel periodically resets the price of the product we purchase based on fluctuations in the value of the Japanese yen. When it does so, our costs for raw materials may increase. If we could not obtain the materials referred to above in the necessary quantities, with the necessary quality and at reasonable prices, our business, financial condition and results of operations could be materially adversely affected.

COMPETITION - Certain of our customers are using or are considering development of wireless interconnection technologies that compete with our TSA suspension assemblies. We cannot be sure that our customers will select TSA suspensions for design into their products instead of alternative wireless interconnection technologies, such as deposition circuitry and flexible circuitry. If our customers accept technologies that compete with TSA suspensions, our business, financial condition and results of operations may be adversely affected.

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

VOLATILITY OF SECURITIES - The securities of companies in the disk drive industry (including our securities) generally have volatile market prices. If our revenue or earnings in any fiscal quarter fail to meet the investment community's expectations, the market price of our securities could fall. In addition, the market for our securities has experienced significant price and volume fluctuations that are unrelated to our operating results. Future announcements about us and general market conditions may affect the market price of our securities significantly. Future trading prices of our securities may depend on factors beyond our influence such as perceptions of our business and the disk drive industry generally, prevailing interest rates and the market for similar securities. The volatility of market prices for our securities may limit our ability in the future to raise additional capital.

LEVERAGE; ABILITY TO SERVICE DEBT - Our ratio of total debt to total capitalization at September 26, 1999 was 32.1%. Our ability to satisfy our obligations to pay interest and to repay debt is dependent on our future performance. Our performance is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control. To the extent that a substantial portion of our cash flow from operations is used to pay the principal of, and interest on, our indebtedness, such cash flow will not be available to fund future operations and capital expenditures. Our debt level also may limit our ability to obtain additional financing to fund future capital expenditures, research and development, working capital, debt service and other general corporate requirements. It could also make us more vulnerable to general economic downturns and competitive pressures. We cannot be sure that our operating cash flow will be sufficient to fund our future capital expenditure and debt service requirements or to fund future operations.

RESTRICTIVE COVENANTS - We have entered into a number of financing agreements that contain restrictive financial covenants. These covenants require us to maintain cash availability and to meet certain minimum financial ratios, including, in certain cases, fixed charge coverage, interest coverage and total debt to total capitalization ratios. As of September 26, 1999, we were in compliance with all such covenants. Our ability to comply with these covenants depends upon our future operating performance. Our future operating performance depends, in part, on general industry conditions and other factors beyond our control. We cannot be sure that we will be able to comply with these covenants. If we fail to comply with these covenants in the future, we may not be successful in renegotiating the financing agreements or otherwise obtaining relief from the covenants. If we default under some or all of the financing agreements, our lenders may require that we immediately repay the full outstanding amount we owe to them. In such event, we may have to pursue alternative financing arrangements. If we are not in compliance with financial covenants in our financing agreements at the end of any fiscal quarter, our future results of operations and liquidity could be materially adversely affected.

YEAR 2000 ISSUES - Although we have completed our Year 2000 remediation, there are risks if our efforts did not identify all Year 2000 compliance issues. Certain of our business systems may require further updating to continue to function properly beyond 1999. We believe that we have allocated adequate resources for this purpose and we do not expect to incur significant expenses to address this issue. We may not identify all Year 2000 compliance problems in our systems before they occur, however, or we may not be able to remedy successfully any problems that we do discover. The expenses of our efforts to address such problems, or the expenses or liabilities to which we may become subject as a result of such problems, could have a material adverse effect on our business, financial condition and results of operations. In addition, the revenue stream and financial stability of our customers may be adversely impacted by Year 2000 compliance problems, which could cause fluctuations in our revenue and operating results. See our discussion of the Year 2000 issue included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," on page 26.

ITEM 2. PROPERTIES

HTI owns four buildings on a site of approximately 163 acres in Hutchinson, Minnesota. This site includes executive offices and a manufacturing plant, development center and training center, with an aggregate of approximately 751,000 square feet of floor area among all four buildings. HTI also leases a 20,000 square foot warehouse, 34,000 square feet of office space and a fabrication shop of approximately 12,000 square feet near the Hutchinson site.

HTI operates a manufacturing plant in Sioux Falls, South Dakota, owned by HTI, of approximately 299,000 square feet.

HTI operates a manufacturing plant in Eau Claire, Wisconsin, in connection with which it leases a building of approximately 156,000 square feet. HTI also operates a photoetching plant in Eau Claire, owned by HTI, of approximately 320,000 square feet. HTI began construction in 1999 of an additional manufacturing plant of approximately 262,000 square feet at the Eau Claire site. Completion of the building construction has been postponed, due to productivity gains in TSA manufacturing and weaker TSA suspension demand in the second half of 1999.

HTI leases a building of approximately 100,000 square feet located in Plymouth, Minnesota for stamping operations, office space and a logistic center, and has leased approximately 45,000 square feet of space located in Eden Prairie, Minnesota for offices and a computer center. HTI also leases sales offices in Singapore, Japan and the People's Republic of China.

HTI believes that its existing facilities will be adequate to meet its currently anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

HTI is a party to certain claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect HTI's current or future financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of HTI are as follows:

     Name                Age                 Position
-----------------------------------------------------------------------
Jeffrey W. Green        59      Chairman of the Board
                                and Director

Wayne M. Fortun         50      President, Chief Executive Officer
                                 and Director

John A. Ingleman        53      Vice President, Chief Financial
                                Officer and Secretary

Rebecca A. Albrecht     46      Vice President of Human Resources

Beatrice A. Graczyk     51      Vice President and
                                 Chief Operating Officer

Richard C. Myers        59      Vice President of Administration

Richard J. Penn         43      Vice President of Sales
                                and Marketing

R. Scott Schaefer       46      Vice President and
                                Chief Technical Officer

Mr. Green is a co-founder of HTI and has served as a director since HTI's formation in 1965. Mr. Green has been Chairman of the Board since January 1983, and served as HTI's Chief Executive Officer from January 1983 to May 1996. Mr. Green is also a director of Medwave, Inc. and Applied Biometrics, Inc.

Mr. Fortun was elected President and Chief Operating Officer in 1983, Chief Executive Officer in May 1996, and is now President and Chief Executive Officer. He has served as a director of HTI since 1983. He is also a director of G&K Services, Inc. and Excelsior-Henderson Motorcycle Manufacturing Company. Mr. Fortun has been with HTI since 1975.

Mr. Ingleman was elected Vice President in January 1982, Chief Financial Officer in January 1988, and Secretary in January 1992. Mr. Ingleman served as HTI's Treasurer from January 1982 through January 1996. Mr. Ingleman has been with HTI since 1977.

Ms. Albrecht was elected Vice President in January 1995 and is now Vice President of Human Resources. Previously she had been Director of Human Resources since 1988. Ms. Albrecht has been with HTI since 1983.

Ms. Graczyk was elected Vice President in May 1990, and in March 1999 was elected Vice President and Chief Operating Officer. Ms. Graczyk has been with HTI since 1970.

Mr. Myers was elected Vice President in January 1988 and has been Vice President of Administration since January 1995. Mr. Myers has been with HTI since 1977.

Mr. Penn was elected Vice President in January 1996 and is now Vice President of Sales and Marketing. Previously he had been Director of Sales and Marketing since December 1994. Mr. Penn has been with HTI since 1981.

Mr. Schaefer was elected Vice President in May 1990 and is now Vice President and Chief Technical Officer. Mr. Schaefer has been with HTI since 1979.

Executive officers are elected annually by the Board of Directors and serve a one-year period or until their successors are elected.

None of the above executive officers is related to each other or to any director of HTI.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

HTI's common stock, $.01 par value, trades on The Nasdaq National Market under the symbol HTCH. For price information regarding HTI's common stock, see Note 11 to the consolidated financial statements contained in Item 14 herein. As of November 30, 1999, HTI's common stock was held by 1,029 shareholders of record.

DIVIDENDS

HTI has never paid any cash dividends on its common stock. HTI currently intends to retain all earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to payment of dividends will depend upon the financial condition and results of operations of HTI and such other factors as are deemed relevant by the Board of Directors.

HTI's loan agreements contain certain covenants limiting, among other things, HTI's ability to pay cash dividends or make other distributions. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Other Matters", and Note 2 to the consolidated financial statements contained in Item 14 herein.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data required pursuant to this Item appears on pages 48-49 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of HTI should be read in conjunction with the selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

GENERAL

Since the late 1980's we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently sell a variety of conventional and TSA suspension assemblies based on several standard designs. Suspension assemblies are a critical component of hard disk drives and our results of operations are highly dependent on the hard disk drive industry. The hard disk drive industry is intensely competitive and highly cyclical and our results of operations have been adversely affected from time to time due to hard disk drive industry slowdowns, technological changes that impact industry component demand and during our own product transitions.

During the past two years, some of the major personal computer makers transitioned to build-to-order manufacturing, decreasing required disk drive inventory levels. In addition, improvements in data density of hard disk drives have somewhat offset the growth in the number of disks per drive, resulting in drive manufacturers reducing the suspensions required per drive more quickly than we had anticipated. Results for 1999, therefore, did not show the growth we expected. We believe improvements in data density will continue, and we therefore anticipate 2000 to show only modest unit growth.

Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as the level of utilization of our production capacity, changes in demand, product mix, selling prices, manufacturing yields, increases in production and engineering costs associated with production of new products and changes in the cost or limitations in the availability of materials. We rapidly expanded our TSA suspension assembly production capacity in 1998 and in the first half of 1999, and capacity exceeded demand during the second half of 1999 as a result of the factors discussed above. As we continue to make improvements in production efficiencies, we expect our excess equipment capacity to continue for the next 12 to 18 months. Profitable production of TSA suspension assemblies was achieved during 1999 primarily due to higher volumes and productivity gains. TSA suspension margins in the last half of 1999, however, were negatively impacted by lower than expected TSA suspension demand and an expected decline in TSA prices as certain TSA products matured.

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

We typically allow customers to change or cancel orders on short notice without penalty. We plan our production and inventory based primarily on forecasts of customer demand rather than on order backlog. Both customer demand and the resulting forecasts often fluctuate substantially. During 1999, we also began to implement the use of "just-in-time" (JIT) inventory hubs to better service our customers. This also has affected our forecasts of customer demand, as we are still becoming accustomed to forecasting customer pulls out of the hubs. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins.

Growth in our net sales depends, in part, on the successful management of our suspension assembly production capacity, our manufacturing work force and our corporate infrastructure. During 1999, we consolidated some of our manufacturing operations to make better use of existing equipment and support staff across all of our plants and to reduce costs. In the first quarter of 2000, we eliminated positions and thus reduced our workforce as part of our effort to streamline operations and align costs and capacity with anticipated demand. In 1999, we also brought together product and process development functions in a separate, dedicated development center located at our Hutchinson site to enable us to shorten prototype development cycles and achieve high volume output per manufacturing unit more quickly.

To meet anticipated future demand for TSA suspension assemblies, we continued to expand TSA suspension assembly production capacity during the first half of 1999. In 1999, we began construction of an additional manufacturing building for our trace process at our Eau Claire site. As a result of faster than expected improvements in our TSA suspension manufacturing efficiency and weaker TSA suspension demand in the second half of 1999, we have postponed completion of the building construction, and the building of related equipment, so as to minimize the impact of excess manufacturing capacity on our results of operations. We currently anticipate spending approximately $90,000,000 for capital expenditures during 2000 primarily for continued improvements to our equipment to meet advanced product specifications and for tooling for new TSA programs.

MARKET TRENDS

We expect the expanding use of personal computers, enterprise computing and storage, increasingly complex software and the emergence of new applications for disk storage, such as digital video recording and digital cameras, will continue to increase disk drive production for the foreseeable future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid short-term changes resulting from, among other things, increases in data density and other technological advances, changes in disk drive inventory levels, responses to competitive price changes and unpredicted high or low market acceptance of new drive models.

As in past years, disk drives continue to be the storage device of choice for applications requiring low access times and higher capacities because of their speed and low cost per megabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, the amount of data which can be stored on magnetic disks. Accelerated improvements in data density within the past year have resulted in lower requirements of suspension assemblies per drive. These improvements have been attained by lowering the fly height of the read/write head, using smaller read/write heads with advanced air bearing designs, improving other components such as motors and media, and using new read/write head types such as those of magneto-resistive
(MR) and giant magneto-resistive (GMR) design. The move to MR and GMR heads, which require more electrical leads, and the transition to smaller or pico-sized heads, which are more sensitive to mechanical variation, have compelled drive manufacturers to use newer suspension technologies, such as our TSA suspension assemblies. We anticipate continuing acceptance by the disk drive industry of our TSA suspension assemblies and expect that TSA suspension assemblies will account for approximately two-thirds of our unit shipments in 2000.

The continual pursuit of increasing data density may lead to further value-added features for TSA suspensions. The aTSA suspension incorporates a second stage actuator on the suspension to improve head positioning over increasingly tighter data tracks. The cTSA suspension allows for attachment of preamplifiers near the head to improve data transfer signals.

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

We generally experience fluctuating selling prices due to product maturity, competitive pricing pressures and new product offerings. While many of our current products are reaching or are in the mature phase of their life cycles and thus are experiencing declining selling prices, our newer products have initially much higher selling prices.

1999 OPERATIONS

The following table sets forth our Consolidated Statements of Operations as a percentage of net sales and the percentage change in the amount of such items from period to period.

                                                 Percentage of Net Sales                Percentage Change
===================================================================================================================
                                                 1999         1998         1997         1999 TO 1998   1998 to 1997
===================================================================================================================
Net sales                                        100%         100%         100%             42%           (10)%
Cost of sales                                     84          101           74              18             22
-------------------------------------------------------------------------------------------------------------------
        Gross profit (loss)                       16           (1)          26           2,676           (103)
Research and development expenses                  4            5            4              13              1
Selling, general and administrative expenses       8           10           10              15             (7)
-------------------------------------------------------------------------------------------------------------------
        Income (loss) from operations              4          (16)          12             136           (224)
Other income                                       2            1            1             136              3
Interest expense                                  (2)          (1)          (1)            143             45
-------------------------------------------------------------------------------------------------------------------
        Income (loss) before income taxes          4          (16)          12             134           (222)
Provision (benefit) for income taxes               1           (4)           3             128           (244)
-------------------------------------------------------------------------------------------------------------------
        Net income (loss)                          3          (12)           9             136           (216)
===================================================================================================================

Net sales for 1999 were $580,270,000, an increase of $172,654,000 or 42%
compared to 1998. This increase was primarily due to a higher average sell price and increased suspension assembly sales volume.

Gross profit for 1999 was $93,666,000, compared to a gross loss of $3,636,000 for 1998, and gross profit (loss) as a percent of net sales increased from (1)% to 16%. This increase was primarily due to higher TSA suspension assembly sales volume, partially offset by higher manufacturing costs associated with increased TSA suspension assembly production.

Research and development expenses for 1999 were $23,106,000 compared to $20,360,000 for 1998. A majority of the research and development expenses were used for further TSA product development and for the development of HTI's medical product.

Selling, general and administrative expenses for 1999 were $47,227,000, an increase of $6,099,000 or 15% compared to 1998. The increased expenses were due primarily to increased profit sharing costs of $3,556,000, increased labor expenses of $2,139,000 and increased depreciation and lease expenses of $1,127,000. As a percent of net sales, selling, general and administrative expenses decreased from 10% to 8%.

Other income, net, for 1999 was $10,052,000, an increase of $5,791,000 compared to 1998. The increase was primarily due to an increase of $5,254,000 in interest income as a result of a higher average investment balance.

Interest expense for 1999 was $11,067,000, an increase of $6,509,000 compared to 1998, primarily due to higher average outstanding debt and lower capitalization of interest of $1,656,000.

The income tax provision for 1999 was based on an effective tax rate for the year of 21% which was below the statutory federal rate primarily due to the large portion of sales that qualify for the benefit of our Foreign Sales Corporation.

Net income for 1999 was $17,638,000, compared to a net loss of $48,411,000 for 1998. As a percent of net sales, net income increased from (12)% to 3% primarily due to a higher average sell price and higher sales volume, noted above.

1998 OPERATIONS

Net sales for 1998 were $407,616,000, a decrease of $45,616,000 or 10% compared to 1997. This decrease was primarily due to decreased suspension assembly volume.

Gross loss for 1998 was $3,636,000, compared to a gross profit of $117,279,000 for 1997, and gross profit (loss) as a percent of net sales decreased from 26% to (1)%. This decrease was primarily due to lower conventional suspension assembly sales volume and higher manufacturing costs associated with increased TSA suspension assembly production.

Research and development expenses for 1998 were $20,360,000 compared to $20,185,000 for 1997. A majority of the research and development expenses were used for further TSA product development and for development of HTI's medical product.

Selling, general and administrative expenses for 1998 were $41,128,000, a decrease of $3,250,000 or 7% compared to 1997. The decreased expenses were due primarily to decreased profit sharing and other incentive compensation costs of $9,349,000 and decreased recruitment and relocation costs of $886,000, partially offset by increased labor expenses of $2,597,000, higher depreciation and lease expense of $1,929,000, fees related to certain financing agreements of $1,535,000 and higher bad debt provision of $1,476,000. As a percent of net sales, selling, general and administrative expenses remained at 10%.

Interest expense for 1998 was $4,558,000, an increase of $1,415,000 compared to 1997, primarily due to higher average outstanding debt, offset by higher capitalization of interest of $3,820,000.

The income tax benefit for 1998 was based on an effective tax rate for the year of 26% which was below the statutory federal rate primarily due to tax credits and the large portion of sales that qualify for the benefit of HTI's Foreign Sales Corporation.

Net loss for 1998 was $48,411,000, compared to net income of $41,909,000 for 1997. As a percent of net sales, net income decreased from 9% to (12)% primarily due to the lower sales volume and higher manufacturing costs, noted above.

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

Other income, net, for 1997 was $4,143,000, an increase of $2,985,000 compared to 1996. The increase is primarily due to an increase of $3,631,000 in interest income as a result of a higher average investment balance, partially offset by a $443,000 increase in royalties paid under licensing agreements.

Interest expense for 1997 was $3,143,000, an increase of $1,035,000 compared to 1996, primarily due to higher average outstanding debt, offset by higher capitalization of interest of $1,740,000.

The income tax provision for 1997 was based on an effective tax rate for the year of 22% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of HTI's Foreign Sales Corporation.

Net income for 1997 was $41,909,000, an increase of $28,107,000 compared to 1996. As a percent of net sales, net income increased from 4% to 9% primarily due to the higher sales volume and improved manufacturing efficiencies, noted above.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

LIQUIDITY AND CAPITAL RESOURCES - Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. On December 31, 1998, we signed a financing agreement with The CIT Group/Business Credit, Inc., establishing a $50,000,000 credit facility secured by our accounts receivable and inventory. At September 26, 1999, we had an outstanding letter of credit under this facility of $1,000,000 as security for our variable rate demand note. No other amounts were outstanding under the credit facility at September 26, 1999.

Our cash and cash equivalents increased to $98,820,000 at September 26, 1999 compared to $58,942,000 at September 27, 1998. The increase is primarily a result of the stock offering, noted below, and cash flow from operations, offset partially by capital expenditures. We generated cash from operating activities of $81,176,000 in 1999, used cash from operating activities of $12,824,000 in 1998 and generated cash flow from operating activities of $76,816,000 in 1997.

Cash used for capital expenditures totaled $120,596,000 in 1999 compared to $206,888,000 in 1998 and $82,639,000 in 1997. The expenditures in 1999 were primarily related to continued expansion of TSA suspension assembly production capacity. We currently anticipate spending approximately $90,000,000 during 2000 primarily for continued improvements to our equipment to meet advanced product specifications and for tooling for new TSA programs. Financing of these capital expenditures will be principally from internally generated funds, cash balances and/or additional financing capacity.

In February 1999, we issued 4,800,000 shares of our common stock through a public offering. We received net proceeds of $209,136,000 and expect to use the funds for general corporate purposes. Pending such uses, we have invested the net proceeds from the offering in short-term income-producing investments.

Certain of our existing financing agreements contain financial covenants and covenants which may restrict our ability to enter into certain types of financing. As of September 26, 1999, we were in compliance with all such covenants. If we are not in compliance with financial covenants in our financing agreements at the end of any fiscal quarter, our future financial results and liquidity could be materially adversely affected.

We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations and credit facility will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through 2000. We may require significant additional financing to meet our capital requirements beyond 2000, dependent on market conditions. We will pursue additional debt or equity financing to supplement our current capital resources if needed. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all.

YEAR 2000 ISSUE - The Year 2000 issue is the result of computer programs, microprocessors and embedded date-reliant systems using two digits rather than four to define the applicable year. If not corrected, date-related information and data could cause many programs or systems to fail or to generate erroneous information. Our products have no inherent time or date function. Our products will operate regardless of the Year 2000 issue. However, we use computer systems and programs that will be affected by Year 2000 issues.

In 1997, we began a comprehensive Year 2000 readiness program. The program addressed: (i) business software and hardware; (ii) manufacturing software and hardware used in the design and/or manufacturing of suspension assemblies; and
(iii) suppliers. Although we do not currently expect any significant disruption to our operations due to Year 2000 issues, we cannot be sure that we have assessed, identified or corrected all Year 2000 issues.

We completed remediation of our key business software in November 1997. These key applications include purchased applications that address, but are not limited to: (i) sales and order processing; (ii) resource planning and scheduling; (iii) procurement; (iv) inventory control; (v) shipping;

and (vi) financial accounting and reporting. We completed additional testing of these systems during the second quarter of 1999 using "data-aging" software, and we completed implementation of Year 2000 compliance follow-up measures in connection with such testing by June 30, 1999.

We completed an enterprise-wide inventory in May 1998 of all other business software and hardware with potential Year 2000 issues. The inventory included approximately 460 purchased and internally-developed business software programs or packages. We consider 350 of these software programs or packages critical. The inventory also included over 3,000 pieces of hardware, including personal computers, servers and network devices. We have analyzed all of the critical business software and hardware included in the inventory for the existence and extent of Year 2000 issues. As of September 30, 1999, remediation was complete for all critical business software and hardware included in the inventory.

We completed an enterprise-wide inventory in May 1998 of all manufacturing software, hardware and embedded-chip technology with potential Year 2000 issues. The inventory included: (i) all equipment and software used to design, build and test tools and machines; (ii) all tools and machines used to design, build and test suspension assemblies; and (iii) software and equipment for all facility systems. As of June 30, 1999, we had completed analysis of the entire inventory for the existence and extent of Year 2000 issues. As of September 30, 1999, remediation was complete for all manufacturing software, hardware and embedded-chip technology.

We have assessed our suppliers whose failure to become Year 2000 compliant in a timely manner, if at all, could have a material adverse effect on us. We distributed questionnaires on Year 2000 compliance status (and follow-up letters, as necessary) to over 200 of our suppliers. As of September 30, 1999, all of the suppliers queried had responded to us, and follow-up activities were pursued as required to evaluate, or mitigate, potential risks associated with such suppliers due to Year 2000 issues. All analysis and follow-up activities with these suppliers are complete. We also have developed contingency plans for all other suppliers for whom there is uncertainty regarding Year 2000 compliance.

As of September 30, 1999, we had incurred approximately $400,000 in expenses for Year 2000 efforts. We currently estimate incurring an additional $200,000 in expenses for Year 2000 efforts. The projected costs of our Year 2000 readiness efforts are based on our best estimates, which were derived using assumptions about future events. These estimates may change as our efforts proceed and actual results could differ significantly from current plans.

Although we have completed our Year 2000 remediation, there are risks if our efforts did not address all business issues. A failure in remedying a Year 2000 issue, caused by computer hardware or software errors, or our failure to be, or suppliers who may not be, Year 2000 compliant could, in a worst case, interrupt our business. Any interruption in our business could have a material adverse effect on our business, financial condition and results of operations depending upon the extent and duration of the interruption.

We have completed a corporate contingency plan and are implementing this plan to ensure that back-up processes are in place. We also have developed contingency plans for specific business areas and assets, but we cannot be sure that any such plans will address all risks that may actually arise.

OTHER MATTERS - We are involved in certain legal matters which may result in additional future cash requirements. See the discussion of these matters in Note 6, "Commitments and Contingencies," in the notes to the consolidated financial statements.

We will be subject to certain recent accounting pronouncements. See the discussion of these matters in Note 1, "Summary of Significant Accounting Policies," in the notes to the consolidated financial statements.

INFLATION

We believe inflation has not had a material effect on our operations or on our financial condition. There can be no assurance, however, that our business will not be affected by inflation in the future.

FORWARD-LOOKING STATEMENTS

The statements on pages 2 through 7 of this Annual Report about demand for disk drives and suspension assemblies, including TSA suspensions, manufacturing capacity, anticipated capital expenditures, TSA suspension and related product development and production and medical product development, the statements under the headings "General" and "Market Trends" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, manufacturing capacity and yields and selling prices, the statements under the headings "General" and "Liquidity, Capital Resources and Other Matters" about anticipated operating results, cost reduction efforts, capital expenditures and capital resources, and the statements above under the heading "Liquidity, Capital Resources and Other Matters" about Year 2000 readiness and expenditures, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including slower or faster customer acceptance of our new products, fluctuating order rates, difficulties in producing our TSA suspensions and variations of our TSA suspensions, difficulties in managing capacity, changes in manufacturing efficiencies, difficulties in obtaining covenant amendments in our existing financing agreements, difficulties in implementing Year 2000 compliance and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

HTI is exposed to market risk due to changes in interest rates in connection with its long-term debt obligations. HTI does not enter into derivative or other financial instruments for trading or speculative purposes.

HTI's Financing Agreement with The CIT Group/Business Credit, Inc. ("Agreement") carries interest rate risk that is generally related to either LIBOR or the prime rate. If either of these rates were to change while HTI was borrowing under the Agreement, interest expense would increase or decrease accordingly. At September 26, 1999, there were no outstanding borrowings under the Agreement. HTI's variable rate demand note ("Note") also carries interest rate risk that is generally related to the 91-day U.S. treasury bill interest rate. At September 26, 1999, the outstanding principal amount of the Note was $1,000,000, which was subject to an interest rate of 3.9%.

HTI has no earnings or cash flow exposure due to market risk on its other long-term debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At September 26, 1999, HTI had fixed rate debt of $218,733,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required pursuant to this Item begin on page 36 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," pages 4-5 and 14, in HTI's Proxy Statement dated December 20, 1999. See also Part I hereof under the heading "Item X. Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the headings "Summary Compensation Table" and "Option Tables", pages 10-12, and the information regarding compensation of non-employee directors on page 5, in HTI's Proxy Statement dated December 20, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management," pages 2-3, and the information appearing in the tables and notes on pages 11-12, in HTI's Proxy Statement dated December 20, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

1.  Consolidated Financial Statements:

    Consolidated Statements of Operations for the fiscal years ended September 26, 1999, September 27, 1998 and September 28, 1997

    Consolidated Balance Sheets as of September 26, 1999 and September 27, 1998

    Consolidated Statements of Cash Flows for the fiscal years ended September 26, 1999, September 27, 1998 and September 28, 1997

    Consolidated Statements of Shareholders' Investment for the fiscal years ended September 26, 1999, September 27, 1998 and September 28, 1997

    Notes to Consolidated Financial Statements

    Report of Independent Public Accountants

2.  Financial Statement Schedules:

    Schedule II--Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(B) EXHIBITS:

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, are located under SEC file number 0-14709.

3.1 Restated Articles of Incorporation of HTI, as amended by Articles of Amendment dated 1/27/88 and as amended by Articles of Amendment dated 1/21/97 (incorporated by reference to Exhibit 3.1 to HTI's Quarterly Report on Form 10-Q for the quarter ended 6/29/97).

3.2 Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96).

4.1 Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.

4.2 Indenture dated as of 3/18/98 between HTI and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to HTI's Registration Statement on Form S-3, Registration No. 333-50143).

4.3 Purchase Agreement dated 3/12/98 by and among HTI, NationsBanc Montgomery Securities LLC and First Chicago Capital Markets, Inc. (incorporated by reference to Exhibit 4.7 to HTI's Registration Statement on Form S-3, Registration No. 333-50143).

4.4 Shelf Registration Agreement dated as of 3/18/98 by and among HTI, NationsBanc Montgomery Securities LLC and First Chicago Capital Markets, Inc. (incorporated by reference to Exhibit 4.8 to HTI's Registration Statement on Form S-3, Registration No. 333-50143).

10.1 Lease with Right of Refusal between Donald Wendorff and Laura Wendorff, Lessors, and HTI, Lessee, dated 9/6/95 (incorporated by reference to Exhibit 10.2 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/24/95).

10.2 Office/Warehouse Lease between OPUS Corporation, Lessor, and HTI, Lessee, dated 12/29/95 (incorporated by reference to Exhibit 10.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/24/96), and First Amendment to Office/Warehouse Lease dated 4/30/96 (incorporated by reference to Exhibit 10.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended 6/23/96).

#10.3 Hutchinson Technology Incorporated 401-K Plan (As Amended and Restated Effective 7/1/99) and related 401-K Trust.

#10.4 Directors' Retirement Plan effective as of 1/1/92 (incorporated by reference to Exhibit 10.12 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/27/92) and Amendment effective as of 11/19/97 (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97).

#10.5 Description of Bonus Program for Key Employees of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.13 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/27/92).

#10.6 1988 Stock Option Plan (incorporated by reference to Exhibit 10.8 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/25/88), Amendment to the 1988 Stock Option Plan (incorporated by reference to
       Exhibit 10.5 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/26/93), and Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/26/95).

*10.7 Technology Transfer and Development Agreement, effective as of 9/1/94, between Hutchinson Technology Incorporated and International Business Machines Corporation (incorporated by reference to Exhibit 10.10 to HTI's Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95), and Amendment dated 12/11/95 to the Technology Transfer and Development Agreement between International Business Machines Corporation and Hutchinson Technology Incorporated executed 6/15/95 (incorporated by reference to Exhibit 10.8 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/24/95).

*10.8 Patent License Agreement, effective as of 9/1/94, between Hutchinson Technology Incorporated and International Business Machines Corporation (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95).

10.9 Lease Agreement between Meridian Eau Claire LLC and Hutchinson Technology Incorporated, dated 5/1/96 (incorporated by reference to Exhibit 10.10 to HTI's Quarterly Report on Form 10-Q for the quarter ended 6/23/96).

10.10 Master Lease Agreement dated as of 12/19/96 between General Electric Capital Corporation, as Lessor ("GE"), and Hutchinson Technology Incorporated, as Lessee (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96), Amendment dated 6/30/97 to the Master Lease Agreement between GE and Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97), letter amendment dated 3/5/98 to the Master Lease Agreement between GE and Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/29/98), and letter amendment dated 9/25/98 to the Master Lease Agreement between GE and Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.11 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/27/98).

#10.11 Hutchinson Technology Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.12 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96).

#10.12 Hutchinson Technology Incorporated Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97).

11.1   Statement Regarding Computation of Per Share Earnings.

21.1   List of Subsidiaries.

23.1   Consent of Independent Public Accountants.

27.1   Financial Data Schedule.

*Exhibits 10.8 and 10.9 contain portions for which confidential treatment has been granted by the Securities and Exchange Commission.
#Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(C) REPORTS ON FORM 8-K

No reports were filed on Form 8-K during the fourth quarter of the fiscal year ended September 26, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 1999.

HUTCHINSON TECHNOLOGY INCORPORATED

By   /s/ Wayne M. Fortun
  ----------------------------------------------------------------------------
         Wayne M. Fortun
         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 14, 1999.

/s/ Wayne M. Fortun
--------------------------------------------------------------------------------
Wayne M. Fortun, President and Chief Executive Officer
(Principal Executive Officer) and Director

/s/ John A. Ingleman
--------------------------------------------------------------------------------
John A. Ingleman, Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Thomas Brunberg
--------------------------------------------------------------------------------
W. Thomas Brunberg, Director

/s/ Archibald Cox, Jr.
--------------------------------------------------------------------------------
Archibald Cox, Jr., Director

/s/ Harry C. Ervin, Jr.
--------------------------------------------------------------------------------
Harry C. Ervin, Jr., Director

/s/ Jeffrey W. Green
--------------------------------------------------------------------------------
Jeffrey W. Green, Director

/s/ Russell Huffer
--------------------------------------------------------------------------------
Russell Huffer, Director

/s/ Steven E. Landsburg
--------------------------------------------------------------------------------
Steven E. Landsburg, Director

/s/ Richard B. Solum
--------------------------------------------------------------------------------
Richard B. Solum, Director

CONSOLIDATED STATEMENTS OF OPERATIONS


Hutchinson Technology Incorporated and Subsidiaries

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  FISCAL YEARS ENDED
=======================================================================================================
                                             SEPTEMBER 26, 1999  SEPTEMBER 27, 1998  SEPTEMBER 28, 1997
=======================================================================================================
Net sales                                             $ 580,270           $ 407,616           $ 453,232
Cost of sales                                           486,604             411,252             335,953
-------------------------------------------------------------------------------------------------------
        Gross profit (loss)                              93,666              (3,636)            117,279
Research and development expenses                        23,106              20,360              20,185
Selling, general and administrative expenses             47,227              41,128              44,378
-------------------------------------------------------------------------------------------------------
        Income (loss) from operations                    23,333             (65,124)             52,716
Other income, net                                        10,052               4,261               4,143
Interest expense                                        (11,067)             (4,558)             (3,143)
-------------------------------------------------------------------------------------------------------
        Income (loss) before income taxes                22,318             (65,421)             53,716
Provision (benefit) for income taxes                      4,680             (17,010)             11,807
-------------------------------------------------------------------------------------------------------
        Net income (loss)                             $  17,638           $ (48,411)          $  41,909
=======================================================================================================
Basic earnings (loss) per share                       $    0.77           $   (2.46)          $    2.29
=======================================================================================================
Diluted earnings (loss) per share                     $    0.75           $   (2.46)          $    2.21
=======================================================================================================
Weighted average common shares outstanding               22,958              19,709              18,272
=======================================================================================================
Weighted average common
        and diluted shares outstanding                   23,575              19,709              18,978
=======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Hutchinson Technology Incorporated and Subsidiaries

                                                                     (Dollars in thousands)
====================================================================================================
ASSETS                                                        SEPTEMBER 26, 1999  SEPTEMBER 27, 1998
====================================================================================================
Current assets:
        Cash and cash equivalents                                      $  98,820    $  58,942
        Securities available for sale                                    139,402       11,921
        Trade receivables, net                                            72,716       65,798
        Other receivables                                                  9,050       12,337
        Inventories                                                       40,984       25,780
        Prepaid taxes and other expenses                                  17,814       19,507
----------------------------------------------------------------------------------------------------
                Total current assets                                     378,786      194,285
Property, plant and equipment, at cost:
        Land, buildings and improvements                                 129,755      123,599
        Equipment                                                        429,443      319,162
        Construction in progress                                          61,187      104,145
        Less: Accumulated depreciation                                  (267,449)    (211,617)
----------------------------------------------------------------------------------------------------
                Net property, plant and equipment                        352,936      335,289
Other assets                                                              20,127       19,904
----------------------------------------------------------------------------------------------------
                                                                       $ 751,849    $ 549,478
====================================================================================================
LIABILITIES AND SHAREHOLDERS' INVESTMENT
====================================================================================================
Current liabilities:
        Current maturities of long-term debt                           $   4,171    $   4,613
        Accounts payable and accrued expenses                             43,635       59,812
        Accrued compensation                                              17,014       24,371
        GE lease accrual                                                   4,519        4,375
----------------------------------------------------------------------------------------------------
                Total current liabilities                                 69,339       93,171
Long-term debt, less current maturities                                   65,562       68,247
Convertible subordinated notes                                           150,000      150,000
Other long-term liabilities                                                1,989        1,230
Commitments and contingencies ( Notes 5 and 6 )
Shareholders' investment:
        Common stock $.01 par value, 45,000,000 shares authorized,
                24,744,000 and 19,780,000 issued and outstanding             247          198
        Additional paid-in capital                                       363,399      152,957
        Retained earnings                                                101,313       83,675
----------------------------------------------------------------------------------------------------
                Total shareholders' investment                           464,959      236,830
----------------------------------------------------------------------------------------------------
                                                                       $ 751,849    $ 549,478
====================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Hutchinson Technology Incorporated and Subsidiaries

                                                                             (In thousands)
                                                                            Fiscal years ended
==================================================================================================================
OPERATING ACTIVITIES:                                 SEPTEMBER 26, 1999    SEPTEMBER 27, 1998  SEPTEMBER 28, 1997
==================================================================================================================
Net income (loss)                                              $  17,638            $ (48,411)      $  41,909
Adjustments to reconcile net income (loss) to cash
        provided by (used for) operating activities:
        Depreciation and amortization                             93,797               50,901          38,565
        Deferred taxes                                             3,257               (7,350)         (2,608)
        Changes in operating assets and liabilities (Note 7)     (33,516)              (7,964)         (1,050)
------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities                  81,176              (12,824)         76,816
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
==================================================================================================================
Capital expenditures                                            (120,596)            (206,888)        (82,639)
Funding from GE lease receivable                                    --                 35,303           9,915
Increase in GE lease receivable                                     --                 (4,230)        (35,746)
Purchases of marketable securities                              (193,352)             (13,313)        (31,343)
Sales of marketable securities                                    65,871               21,602          14,196
------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                              (248,077)            (167,526)       (125,617)
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
==================================================================================================================
Proceeds from issuance of long-term debt                           1,500                 --            25,000
Repayments of long-term debt                                      (4,627)              (5,334)         (5,751)
Net proceeds from issuance of convertible
        subordinated notes                                          --                145,320            --
Net proceeds from issuance of common stock                       209,906                  966         105,008
------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                            206,779              140,952         124,257
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              39,878              (39,398)         75,456
Cash and cash equivalents at beginning of year                    58,942               98,340          22,884
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                       $  98,820            $  58,942       $  98,340
==================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT


Hutchinson Technology Incorporated and Subsidiaries

                                                                                 (In thousands)
==================================================================================================================
                                                             Common Stock
                                                      ------------------------       Additional
                                                        Shares          Amount  paid-in capital  Retained earnings
==================================================================================================================
Balance, September 29, 1996                             16,356       $     164        $  43,343          $  90,177
        Exercise of stock options                          268               2            4,711                  -
        Issuance of common stock                         3,001              30          102,877                  -
        Retirements of common stock                         (6)              -             (255)                 -
        Net income                                           -               -                -             41,909
------------------------------------------------------------------------------------------------------------------
Balance, September 28, 1997                             19,619             196          150,676            132,086
        Exercise of stock options                          169               2            2,524                  -
        Issuance of common stock                             1               -               12                  -
        Retirements of common stock                         (9)              -             (255)                 -
        Net loss                                             -               -                -            (48,411)
------------------------------------------------------------------------------------------------------------------
Balance, September 27, 1998                             19,780             198          152,957             83,675
        Exercise of stock options                          167               1            1,954                  -
        Issuance of common stock                         4,801              48          208,608                  -
        Retirements of common stock                         (4)              -             (120)                 -
        Net income                                           -               -                -             17,638
------------------------------------------------------------------------------------------------------------------
Balance, September 26, 1999                             24,744       $     247        $ 363,399          $ 101,313
==================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries
(Columnar dollar amounts in thousands, except per share amounts)

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Hutchinson Technology Incorporated and its subsidiaries (the "Company"), all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company has not yet determined the timing of adoption of SFAS 133. While the Company does not expect the adoption to materially impact its results of operations or financial position, adoption of SFAS 133 could increase volatility in earnings for periods subsequent to adoption.

FISCAL YEAR - The Company's fiscal year is the fifty-two/ fifty-three week period ending on the last Sunday in September. The fiscal year ended September 26, 1999 is a fifty-two week period, the fiscal year ended September 27, 1998 is a fifty-two week period and the fiscal year ended September 28, 1997 is a fifty-two week period.

REVENUE RECOGNITION - The Company recognizes revenue upon the shipment of completed products to the customer.

CASH AND CASH EQUIVALENTS - Cash equivalents consist of all highly liquid investments with original maturities of ninety days or less.

SECURITIES AVAILABLE FOR SALE - Securities available for sale consist of investments with original maturities greater than ninety days which are intended to be held less than one year. Securities available for sale consisted of U.S. government securities and corporate debt securities with a market value and cost of approximately $139,402,000 at September 26, 1999 and $11,921,000 at September 27, 1998.

TRADE RECEIVABLES - The Company grants credit to customers, but generally does not require collateral or any other security to support amounts due. Trade receivables are net of allowances of $6,395,000 at September 26, 1999 and $5,207,000 at September 27, 1998.

INVENTORIES - All inventories are stated at the lower of last-in, first-out ("LIFO") cost or market. Inventories consist of the following at September 26, 1999 and September 27, 1998:

=============================================
                           1999       1998
=============================================
Raw materials           $ 15,728   $   9,320
Work in process           13,749      12,740
Finished goods            11,672       3,908
LIFO reserve                (165)       (188)
---------------------------------------------
                        $ 40,984   $  25,780
=============================================

PROPERTY AND DEPRECIATION - Property, plant and equipment are stated at cost. Costs of renewals and betterments are capitalized and depreciated. Maintenance and repairs are charged to expense as incurred.

Buildings and leasehold improvements are depreciated on a straight-line basis and equipment is depreciated using a 150% declining balance method for financial reporting purposes. Property is depreciated using primarily accelerated methods for tax reporting purposes. Estimated useful lives for financial reporting purposes are as follows:

Buildings                                    25 to 35 years
Leasehold Improvements                        5 to 10 years
Equipment                                      2 to 8 years

Property, plant and equipment are net of reserves of $7,295,000 at September 26,1999 and $3,947,000 at September 27, 1998.

ENGINEERING AND PROCESS DEVELOPMENT - The Company's engineers and technicians are responsible for the implementation of new technologies as well as process and product development and improvements. Expenditures related to these activities totaled $56,638,000 in 1999, $52,235,000 in 1998 and $48,204,000 in
1997. Of these amounts, approximately $23,106,000 in 1999, $20,360,000 in 1998 and $20,185,000 in 1997 are classified as research and development expenses.

INCOME TAXES - Deferred taxes are provided at currently enacted tax rates on all significant temporary differences.

NET INCOME PER SHARE - The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings
(loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:

===============================================================================
                                                  1999        1998       1997
===============================================================================
Weighted average common shares
        outstanding                              22,958      19,709      18,272
Dilutive potential common shares                    617           -         706
-------------------------------------------------------------------------------
Weighted average common and
        diluted shares outstanding               23,575      19,709      18,978
-------------------------------------------------------------------------------
Basic earnings (loss) per share                  $ 0.77      $(2.46)      $2.29
-------------------------------------------------------------------------------
Diluted earnings (loss) per share                $ 0.75      $(2.46)      $2.21
===============================================================================

Potential common shares of 5,291,000 and 5,875,000 were excluded from the computation of diluted earnings (loss) per share for 1999 and 1998, as inclusion of these shares would have been antidilutive.

NOTE 2

FINANCING ARRANGEMENTS

LONG-TERM DEBT

======================================================================================
                                                               1999            1998
======================================================================================
Senior unsecured notes, 8.35%,
        payable in varying annual installments
        through July 2003                                   $  25,000        $  25,000
Senior unsecured note, 8.57%,
        payable in varying annual installments
        through November 2004                                  25,000           25,000
Senior unsecured notes, 7.96%,
        payable in varying semiannual installments
        through February 2004                                  16,875           20,625
6% Convertible Subordinated Notes
        due 2005                                              150,000          150,000
Other long-term debt                                            2,858            2,235
--------------------------------------------------------------------------------------
                                                              219,733          222,860
Less: Current maturities                                       (4,171)          (4,613)
--------------------------------------------------------------------------------------
                                                            $ 215,562        $ 218,247
======================================================================================

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

The Company's financing agreements contain certain restrictive covenants which require the Company, among other things, to maintain specified levels of net income, cash and/or cash available from a credit facility, working capital, tangible net worth and financial ratios, and also impose limitations on capital expenditures, additional indebtedness, leases, guarantees, and the payment of dividends. Effective September 26, 1999, the Company was in compliance with all such covenants.

Maturities of long-term debt for the five years subsequent to September 26, 1999 are as follows:

==============================
2000                  $  4,171
2001                    12,467
2002                    16,640
2003                    16,646
2004                     7,236
Thereafter             162,573
------------------------------
                      $219,733
==============================

NOTE 3

INCOME TAXES

The provision (benefit) for income taxes consists of the following:

==========================================================
                           1999         1998        1997
==========================================================
Current:
        Federal          $1,023      $ (9,660)    $ 12,795
        State                --            --        1,620
Deferred                  3,657        (7,350)      (2,608)
----------------------------------------------------------
                         $4,680      $(17,010)    $ 11,807
==========================================================

The deferred benefit is composed of the following:

=======================================================================================
                                                1999            1998             1997
=======================================================================================
Asset bases, lives and
        depreciation methods                 $ 2,709        $     2,459       $ (1,206)
Reserves and accruals
        not currently deductible               1,659             (5,709)        (1,402)
Tax credits and net operating loss
        carryforwards                         (6,759)           (19,066)           133
Valuation allowance and other                  6,048             14,966           (133)
---------------------------------------------------------------------------------------
                                             $ 3,657        $    (7,350)      $ (2,608)
=======================================================================================

A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

======================================================================
                                                  1999    1998    1997
======================================================================
Statutory federal income tax rate                  35%    (34)%    35%
Effect of:
 State income taxes, net of federal
                income tax benefits                 1      (4)      2
        Tax benefits of the Foreign Sales
                Corporation                        (6)     (4)    (11)
Valuation allowance on net
        operating loss carryforwards
        and/or use of tax credits                  (9)     16      (4)
----------------------------------------------------------------------
                                                   21%    (26)%    22%
======================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 26, 1999, the Company had unused tax credits and net operating loss carryfowards of $28,669,000, of which $8,113,000 can be carried forward indefinitely and $20,556,000 which expire at various dates through 2014. A valuation allowance of $21,619,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of certain tax credits and net operating loss carryforwards. The following is a table of the significant components of the Company's deferred tax assets:


====================================================================================
                                                       September 26,   September 27,
                                                           1999            1998
====================================================================================

Current deferred tax assets:

        Receivable reserves                              $  2,489       $  2,021

        Inventories                                         8,887          9,818

        Accruals and other reserves                         4,642          5,838

        Tax credits                                           498            239
------------------------------------------------------------------------------------
                Total current deferred tax assets        $ 16,516       $ 17,916

Long-term deferred tax assets (liabilities):

        Property, plant and equipment                        (209)         2,500

        Tax credits                                        12,903          8,734

        Valuation allowance                               (21,619)       (15,571)

        Net operating loss carryforwards                   15,268         12,937
------------------------------------------------------------------------------------
                Total long-term deferred tax assets      $  6,343       $  8,600
------------------------------------------------------------------------------------
Total deferred tax assets                                $ 22,859       $ 26,516
====================================================================================

NOTE 4

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS - The fair value is based on quoted market prices.

SECURITIES AVAILABLE FOR SALE - The fair value of these instruments is based on quoted market prices.

LONG-TERM DEBT - The fair value of the Company's long-term debt, except for the convertible subordinated notes, is estimated based on the discounted value of the future cash flows expected to be paid on the loans. The discount rate used to estimate the fair value of the loans is the rate currently available to the Company for loans with similar terms and maturities. The fair value of the Company's convertible subordinated notes is estimated based on the closing market price of the notes as of the end of the year.

The estimated fair values of the Company's financial instruments are as follows:

=================================================================================
                                        1999                        1998
                               --------------------------------------------------
                               Carrying        Fair        Carrying        Fair
                                Amount         Value        Amount         Value
=================================================================================

Cash and cash equivalents      $ 98,820      $ 98,820      $ 58,942      $ 58,942

Securities available
        for sale                139,402       139,402        11,921        11,921

Long-term debt                   69,733        69,548        72,860        71,278
Convertible subordinated
        notes                   150,000       173,949       150,000       131,755
=================================================================================

NOTE 5

EMPLOYEE BENEFITS

STOCK OPTIONS - The Company has two stock option plans under which up to 6,000,000 common shares are reserved for issuance and of which options representing 3,573,885 common shares have been granted as of September 26, 1999. Options may be granted to any employee, including officers and directors of the Company, and certain non-employees, at a price not less than the fair market value of the Company's common stock at the date the options are granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of the Board of Directors that administers the plans. Options granted under the plans generally are exercisable one year from the date of grant.

================================================================================
                                              1996 Plan                1988 Plan
================================================================================
Balance, September 29, 1996                        --                 1,519,626

        Granted at $17.33                          --                   543,000

        Granted at $29.38 to $36.67            18,500                        --

        Exercised at $4.25 to $16.33               --                  (267,630)

        Expired                                    --                    (8,235)
--------------------------------------------------------------------------------
Balance, September 28, 1997                    18,500                 1,786,761

        Granted at $20.19 to $27.75           232,270                   139,065

        Exercised at $13.81 to $33.88              --                  (168,261)

        Expired                                (1,510)                   (2,700)
--------------------------------------------------------------------------------
Balance, September 27, 1998                   249,260                 1,754,865

        Granted at $26.63 to $46.63           317,505                        --

        Exercised at $2.00 to $34.25           (8,080)                 (159,305)

        Expired                                (3,260)                  (17,245)
--------------------------------------------------------------------------------
Balance, September 26, 1999                   555,425                 1,578,315
================================================================================

The Company follows Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in connection with stock option grants pursuant to the stock option plans. Had compensation cost been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's pro forma net income
(loss) and pro forma net income (loss) per share would have been as follows:

===============================================================================================
                                                       1999             1998             1997
===============================================================================================
Net income (loss):
                As reported                         $   17,638      $  (48,411)      $   41,909

                Pro forma                               12,489         (54,303)          36,020
-----------------------------------------------------------------------------------------------
Net income (loss) per common
        and common equivalent share:

                As reported - basic                 $     0.77      $    (2.46)      $     2.29

                Pro forma - basic                   $     0.54      $    (2.76)      $     1.97

                As reported - diluted               $     0.75      $    (2.46)      $     2.21

                Pro forma - diluted                 $     0.53      $    (2.76)      $     1.90
===============================================================================================

In determining compensation cost pursuant to SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for various grants during 1999: risk-free interest rate of 4.8%; expected life of six years; and expected volatility of 61%. The following weighted average assumptions were used for grants in 1998: risk-free interest rate of 5.8%; expected life of six years; and expected volatility of 69%. The following weighted average assumptions were used for grants in 1997: risk-free interest rates of 5.85% to 6.25%; expected life of six years; and expected volatility of 68% to 71%.

EMPLOYEE BENEFIT PLANS - The Company has a defined contribution plan covering its employees. The Company's contributions to the plan were $11,324,000 in 1999, $9,239,000 in 1998 and $7,762,000 in 1997.

The Company sponsors a self-insured comprehensive medical and dental plan for qualified employees that is funded by contributions from both the Company and plan participants. Contributions are made through a Voluntary Employee's Benefit Association Trust. The Company recognized expense related to these plans of $22,574,000 in 1999, $19,109,000 in 1998 and $15,377,000 in 1997.

NOTE 6

COMMITMENTS AND CONTINGENCIES

The Company is committed under various operating lease agreements. Total rent expense under these operating leases was $26,726,000 in 1999, $22,099,000 in 1998 and $12,487,000 in 1997. Future minimum payments for all operating leases with initial or remaining terms of one year or more subsequent to September 26, 1999 are as follows:

================================================
2000                                     $22,086

2001                                      20,326

2002                                      20,406

2003                                      19,163

2004 and thereafter                       33,869
================================================

In 1997, the Company signed a Master Lease Agreement with General Electric Capital Corporation ("GE"), providing for leasing of up to $55,000,000 of manufacturing equipment in 1997 and 1998. The full amount was entered into as leases.

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

NOTE 7

SUPPLEMENTARY CASH FLOW INFORMATION


====================================================================================================
                                                                1999          1998            1997
====================================================================================================
Changes in operating assets
        and liabilities:

                Receivables, net                             $ (3,631)      $(23,164)      $ (3,934)

                Inventories                                   (15,204)         1,409         (9,954)

                Prepaid and other expenses                     (2,827)        (5,054)        (2,520)

                Accounts payable and
                        accrued liabilities                   (12,613)        21,444         17,081

        Other non-current liabilities                             759         (2,599)        (1,723)
----------------------------------------------------------------------------------------------------
                                                             $(33,516)      $ (7,964)      $ (1,050)
====================================================================================================
Cash paid for:
        Interest (net of amount capitalized)                 $  9,685       $  3,486       $  2,520

        Income taxes                                            3,775          2,345         13,891
====================================================================================================

Capitalized interest was $5,110,000 in 1999, $6,766,000 in 1998 and $2,946,000
in 1997

NOTE 8

SALE OF COMMON STOCK

In February 1999, the Company issued 4,800,000 shares of its common stock through a public offering. The Company received net proceeds of $209,136,000 which are being used for general corporate purposes.

In February 1997, the Company issued 3,000,000 shares of its common stock through a public offering. The Company received net proceeds of $102,900,000 and used the funds for general corporate purposes, primarily expenditures for manufacturing and support equipment, construction of the Company's Eau Claire, Wisconsin and Sioux Falls, South Dakota plants and an expansion of the Company's Hutchinson, Minnesota plant.

NOTE 9

STOCK SPLIT

The Company split its common stock three-for-one, effective at the close of business on February 11, 1997. The Company also changed the par value of its common stock to $.01 per share. Common share and earnings per share amounts in the accompanying consolidated statements have been retroactively adjusted to reflect the stock split and par value change.

NOTE 10

SEGMENT REPORTING

In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has one reportable segment: suspension assemblies. The suspension assembly segment consists of conventional and TSA suspensions sold to a small number of disk drive and recording head manufacturers.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

Detailed revenue by product sold were as follows:

======================================================================
                                   1999           1998         1997
======================================================================
Conventional suspensions          $178,092      $241,256      $433,993
TSA suspensions                    373,307       144,046        12,766
Other                               28,871        22,314         6,473
----------------------------------------------------------------------
                                  $580,270      $407,616      $453,232
======================================================================


Sales to foreign locations were as follows:


======================================================================
                                    1999           1998         1997
======================================================================

Foreign-based enterprises         $272,129      $167,767      $ 88,471
Foreign subsidiaries of
  U.S. corporations                144,120        47,885        83,753
----------------------------------------------------------------------
                                  $416,249      $215,652      $172,224
======================================================================


The majority of these foreign location sales were to the Pacific Rim region. In addition, the Company had significant sales to U.S. corporations which used the Company's products in their offshore manufacturing sites.

Revenue and long-lived assets by geographic area are as follows:

=================================================================================================
                                                               1999          1998           1997
=================================================================================================
Revenue:
        United States                                        $168,717      $195,075      $281,517

        Hong Kong                                             132,601       115,990        70,044

        Thailand                                              117,774        40,473        62,862

        Japan                                                  72,523        24,557        16,375

        China                                                  47,880        25,767            63

        Mexico                                                 24,135            --            --

        Indonesia                                              16,282            --            --

        Other foreign countries                                   358         5,754        22,371
-------------------------------------------------------------------------------------------------
                                                             $580,270      $407,616      $453,232
=================================================================================================
Long-lived assets:

        United States                                        $352,901      $335,208      $175,139

        Other foreign countries                                    35            81           114
-------------------------------------------------------------------------------------------------
                                                             $352,936      $335,289      $175,253
=================================================================================================

Sales to customers in excess of 10% of net sales are as follows:

=====================================================
                               1999    1998      1997
=====================================================

IBM and affiliates              23%      20%      12%

SAE Magnetics, Ltd/TDK          21       26       13

Seagate Technology, Inc.        16       18       33

Yamaha Corporation              12       10       14

Alps Electric Co., Ltd.         10        4        3

Read-Rite Corporation            6       10       14
=====================================================

Sales to the Company's five largest customers constituted 82%, 84% and 86% of net sales for 1999, 1998 and 1997, respectively.

NOTE 11

SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

The following table summarizes unaudited financial data for 1999 and 1998.

===============================================================================================================================
                                                 1999 by Quarter                                1998 by Quarter
                                      -----------------------------------------------------------------------------------------
                                      First     Second     Third       Fourth      First       Second       Third       Fourth
===============================================================================================================================
Net sales                          $ 155,275  $ 152,366  $ 131,257   $ 141,372   $  88,982   $  95,128   $ 107,127   $ 116,379

Gross profit (loss)                   33,585     36,390      9,393      14,298        (496)     (2,697)      1,655      (2,098)

Income (loss) from operations         16,714     17,169     (7,520)     (3,030)    (15,926)    (19,639)    (12,586)    (16,973)

Income (loss) before income taxes     14,598     17,404     (6,955)     (2,729)    (15,506)    (19,495)    (12,510)    (17,910)

Net income (loss)                     11,533     13,748     (5,494)     (2,149)    (11,474)    (14,425)     (9,250)    (13,262)

Net income (loss) per share-

        Basic                           0.58       0.61      (0.22)      (0.09)      (0.58)      (0.73)      (0.47)      (0.67)

        Diluted                         0.52       0.54      (0.22)      (0.09)      (0.58)      (0.73)      (0.47)      (0.67)

Price range per share

        High                           35.25      51.25      29.25       32.75       36.13       28.00       32.75       28.38

        Low                            11.88      19.69      18.50       21.75       18.13       19.00       21.35       12.63
===============================================================================================================================

The price range per share, reflected above, is the highest and lowest bids as quoted on The Nasdaq National Market during each quarter.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO HUTCHINSON TECHNOLOGY INCORPORATED:

We have audited the accompanying consolidated balance sheets of Hutchinson Technology Incorporated (a Minnesota corporation) and Subsidiaries as of September 26, 1999 and September 27, 1998, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended September 26, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hutchinson Technology Incorporated and Subsidiaries as of September 26, 1999 and September 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 1999 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                        /s/ ARTHUR ANDERSEN LLP
Minneapolis, Minnesota
November 10, 1999

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                           (Dollars in thousands)
===============================================================================================================================
                                                          Balance at    Additions charged to     Other changes      Balance at
                                                 beginning of period     costs and expenses       add (deduct)   end of period
===============================================================================================================================
1997: Deducted from asset accounts-
   Allowance for doubtful accounts receivable               $ 1,716               $   254      $       (5)(1)          $ 1,965
   Reserve for sales returns and allowances                     432                 1,348          (1,563)(2)              217
-------------------------------------------------------------------------------------------------------------------------------
                                                            $ 2,148               $ 1,602      $   (1,568)             $ 2,182
===============================================================================================================================
1998: Deducted from asset accounts-
   Allowance for doubtful accounts receivable               $ 1,965               $ 1,730      $        - (1)          $ 3,695
   Reserve for sales returns and allowances                     217                 5,656          (4,361)(2)            1,512
-------------------------------------------------------------------------------------------------------------------------------
                                                            $ 2,182               $ 7,386      $   (4,361)             $ 5,207
===============================================================================================================================
1999: Deducted from asset accounts-
   Allowance for doubtful accounts receivable               $ 3,695               $   303      $     (927)(1)          $ 3,071
   Reserve for sales returns and allowances                   1,512                 6,089          (4,277)(2)            3,324
-------------------------------------------------------------------------------------------------------------------------------
                                                            $ 5,207               $ 6,392      $   (5,204)             $ 6,395
===============================================================================================================================

(1) Uncollectible accounts receivable written off, net of recoveries
(2) Returns honored and credit memos issued

ELEVEN-YEAR SELECTED FINANCIAL DATA

Hutchinson Technology Incorporated and Subsidiaries


ANNUAL GROWTH                                                    (In thousands, except per share data and number of employees)
====================================================================================================================================
      5-year    10-year      FOR THE YEAR:                                1999                1998                1997
====================================================================================================================================
          19%        20%     Net sales                               $ 580,270           $ 407,616           $ 453,232
          19         28      Gross profit (loss)                        93,666              (3,636)            117,279
                                Percent of net sales                        16%                 (1)%                26%
          25         --      Income (loss) from operations           $  23,333           $ (65,124)          $  52,716
                                Percent of net sales                         4%                (16)%                12%
          25         --      Net income (loss)                       $  17,638           $ (48,411)          $  41,909
                                Percent of net sales                         3%                (12)%                 9%
          32         29      Capital expenditures                    $ 120,596           $ 206,888           $  82,639
          22         19      Research and development expenses          23,106              20,360              20,185
          31         22      Depreciation expense                       92,635              50,544              38,299
          47         28      Cash flow from operating activities        81,176             (12,824)             76,816
====================================================================================================================================
                             AT YEAR END:
====================================================================================================================================
          16%        18%     Receivables                             $  81,766           $  78,135           $  86,044
          34         27      Inventories                                40,984              25,780              27,189
          43         35      Working capital                           309,447             101,114             173,156
          35         28      Net property, plant and equipment         352,936             335,289             175,253
          38         30      Total assets                              751,849             549,478             429,839
          41         26      Total debt                                219,733             222,860              78,194
                             Total debt as a percentage of
                                total capitalization                        32%                 48%                 22%
          37         35      Shareholders' investment                $ 464,959           $ 236,830           $ 282,958
                             Return on shareholders' Investment              5%                (19)%                20%
          11         13      Number of employees                         7,701               7,764               7,181
           9          8      Shares of stock outstanding                24,744              19,780              19,619
====================================================================================================================================
                             PER SHARE INFORMATION:
====================================================================================================================================
          16%        --      Net income (loss) - diluted             $    0.75           $   (2.46)          $    2.21
          26         25%     Shareholders' investment (book value)       18.79               11.97               14.42
                             Price range:
          31         26         High                                     51.25               35.44               38.38
          10         19         Low                                      11.88               13.81               12.75
====================================================================================================================================

====================================================================================================================================
       1996             1995             1994             1993             1992             1991             1990             1989
====================================================================================================================================
  $353,186          $299,998         $238,794         $198,734           $160,340         $143,260         $122,444       $ 92,321
    79,570            73,763           39,246           44,423             40,261           27,920           26,107          7,696
        23%               25%              16%              22%                25%              19%              21%             8%
  $ 18,203          $ 28,921         $  7,780         $  9,961           $ 13,581         $  7,265         $  8,528       $ (7,221)
         5%               10%               3%               5%                 8%               5%               7%            (8)%
  $ 13,802          $ 21,078         $  5,880         $  8,554           $ 12,849         $  4,499         $  5,338       $ (5,693)
         4%                7%               2%               4%                 8%               3%               4%            (6)%
  $ 77,065          $ 44,472         $ 29,540         $ 46,768           $ 20,492         $ 17,747         $  6,794       $  9,568
    27,651            15,041            8,626            9,846              5,770            4,208            3,959          4,065
    33,565            28,174           23,974           15,737             12,908           11,253            9,719         12,305
    39,904            57,814           11,967           22,449             19,397           16,944           15,174          6,871
====================================================================================================================================
====================================================================================================================================
  $ 56,278          $ 40,683         $ 39,115         $ 22,320           $ 25,454         $ 18,499         $ 20,216       $ 15,932
    17,235            13,298            9,529            7,899              5,638            4,580            5,913          3,898
    62,102            54,284           51,996           26,238             49,018           18,083           22,768         15,767
   121,706            93,816           77,887           72,419             41,513           34,304           27,618         30,419
   238,983           190,898          151,148          116,639            109,126           65,992           64,669         55,775
    58,945            37,700           40,080           12,460             16,755           19,354           20,550         21,756
        31%               24%              30%              12%                18%              37%              42%            48%
  $133,684          $119,745         $ 94,619         $ 88,689           $ 77,025         $ 33,512         $ 28,834       $ 23,426
        11%               20%               6%              10%                23%              14%              20%           (22)%
     5,479             4,858            4,600            4,108              3,332            2,798            2,648          2,327
    16,356            16,341           15,999           15,993             15,519           11,907           11,844         11,823
====================================================================================================================================
====================================================================================================================================
  $   0.82          $   1.28         $   0.36         $   0.53           $   0.91         $   0.37         $   0.45       $  (0.48)
      8.17              7.33             5.91             5.55               4.96             2.81             2.43           1.98

     21.83             29.67            13.29            16.58              10.67             4.58             4.50           5.08
     10.25              7.67             7.25             6.83               3.17             2.04             1.67           2.08
====================================================================================================================================


DIRECTORS                                                                               EXECUTIVE MANAGEMENT TEAM

Jeffrey W. Green                                                                        Jeffrey W. Green
Chairman of the Board                                                                   Chairman of the Board
Hutchinson Technology Incorporated                                                      Joined HTCH in 1965.
Director since 1965.

Wayne M. Fortun                                                                         Wayne M. Fortun
President and Chief Executive Officer                                                   President and Chief Executive Officer
Hutchinson Technology Incorporated                                                      Joined HTCH in 1975.
Director since 1983.
                                                                                        John A. Ingleman
W. Thomas Brunberg*                                                                     Vice President, Chief Financial Officer
Partner                                                                                 and Secretary
Brunberg Thoresen Diaby & Associates, Ltd.                                              Joined HTCH in 1977.
(Accounting Firm)
Director since 1975.                                                                    Rebecca A. Albrecht
                                                                                        Vice President, Human Resources
Archibald Cox, Jr.+                                                                     Joined HTCH in 1983.
Chairman
Sextant Group, Inc.                                                                     Beatrice A. Graczyk
(Financial Advisory Firm)                                                               Vice President and
Vice Chairman and President                                                             Chief Operating Officer
Magnequench International, Inc.                                                         Joined HTCH in 1970.
(Magnetic Material Manufacturing)
Director since 1996.                                                                    Peggy J. Lietzau
                                                                                        Corporate Planning Director
Harry C. Ervin+                                                                         Joined HTCH in 1977.
Formerly Vice President and Investment Office
Dain Bosworth Incorporated                                                              Richard C. Myers
(Investment Banking Firm)                                                               Vice President, Administration
Director since 1969.                                                                    Joined HTCH in 1977.

Russell Huffer*                                                                         Richard J. Penn
Chairman and Chief Executive Officer                                                    Vice President, Sales and Marketing
Apogee Enterprises, Inc.                                                                Joined HTCH in 1981.
Director since 1999.
                                                                                        R. Scott Schaefer
Steven E. Landsburg+                                                                    Vice President and
Professor of Economics                                                                  Chief Technical Officer
University of Rochester                                                                 Joined HTCH in 1979.
Director since 1997.

Richard B. Solum*
Partner
Dorsey & Whitney LLP
(Law Firm)
Director since 1999.





* Members of the Audit Committee
+ Members of the Compensation Committee

                                 EXHIBIT INDEX

EXHIBIT                    DESCRIPTION                                                              PAGE
-------                    -----------                                                              ----

3.1          Restated Articles of Incorporation of HTI, as amended by Articles of Amendment dated 1/27/88 and as amended by Articles of Amendment dated 1/21/97 (incorporated by reference to Exhibit 3.1 to HTI's
             Quarterly Report on Form 10-Q for the quarter ended
             6/29/97).....................................................................Incorporated by Reference

3.2          Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI's Quarterly Report on Form
             10-Q for the quarter ended 12/29/96).........................................Incorporated by Reference

4.1 Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.

4.2          Indenture dated as of 3/18/98 between HTI and U.S. Bank National
             Association, as Trustee (incorporated by reference to Exhibit 4.6 to HTI's Registration Statement on Form S-3, Registration No. 333-50143).....Incorporated by Reference

4.3          Purchase Agreement dated 3/12/98 by and among HTI, NationsBanc
             Montgomery Securities LLC and First Chicago Capital Markets, Inc.
             (incorporated by reference to Exhibit 4.7 to HTI's Registration
             Statement on Form S-3, Registration No. 333-50143)...........................Incorporated by Reference

4.4          Shelf Registration Agreement dated as of 3/18/98 by and among HTI,
             NationsBanc Montgomery Securities LLC and First Chicago Capital
             Markets, Inc. (incorporated by reference to Exhibit 4.8 to HTI's
             Registration Statement on Form S-3, Registration
             No. 333-50143)...............................................................Incorporated by Reference

10.1         Lease with Right of Refusal between Donald Wendorff and Laura
             Wendorff, Lessors, and HTI, Lessee, dated 9/6/95 (incorporated by reference to Exhibit 10.2 to HTI's Annual Report on Form 10-K for
             the fiscal year ended 9/24/95)...............................................Incorporated by Reference

10.2         Office/Warehouse Lease between OPUS Corporation, Lessor, and HTI,
             Lessee, dated 12/29/95 (incorporated by reference to Exhibit 10.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended
             3/24/96), and First Amendment to Office/Warehouse Lease dated
             4/30/96 (incorporated by reference to Exhibit 10.2 to HTI's
             Quarterly Report on Form 10-Q for the quarter ended 6/23/96).................Incorporated by Reference

10.3         Hutchinson Technology Incorporated 401-K Plan (As Amended and
             Restated Effective 7/1/99) and related 401-K Trust................................Filed Electronically

10.4         Directors' Retirement Plan effective as of 1/1/92 (incorporated by reference to Exhibit 10.12 to HTI's Annual Report on Form 10-K for
             the fiscal year ended 9/27/92) and Amendment effective as of
             11/19/97 (incorporated by reference to Exhibit 10.5 to HTI's
             Quarterly Report on Form 10-Q for the quarter ended
             12/28/97)....................................................................Incorporated by Reference

10.5         Description of Bonus Program for Key Employees of Hutchinson
             Technology Incorporated (incorporated by reference to Exhibit 10.13 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/27/92).......Incorporated by Reference

10.6         1988 Stock Option Plan (incorporated by reference to Exhibit 10.8 to HTI's Annual Report on Form 10-K for the fiscal year ended
             9/25/88), Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.5 to HTI's Annual Report on Form 10-K for
             the fiscal year ended 9/26/93), and Amendment to the 1988 Stock
             Option Plan (incorporated by reference to Exhibit 10.5 to HTI's
             Quarterly Report on Form 10-Q for the quarter ended 3/26/95).................Incorporated by Reference

10.7         Technology Transfer and Development Agreement, effective as of
             9/1/94, between Hutchinson Technology Incorporated and
             International Business Machines Corporation (incorporated by reference to Exhibit 10.10 to HTI's Quarterly Report on Form 10-Q/A
             for the quarter ended 6/25/95), and Amendment dated 12/11/95 to the
             Technology Transfer and Development Agreement between International
             Business Machines Corporation and Hutchinson Technology
             Incorporated executed 6/15/95 (incorporated by reference to Exhibit
             10.8 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/24/95)..............................................................Incorporated by Reference

10.8         Patent License Agreement, effective as of 9/1/94, between
             Hutchinson Technology Incorporated and International Business
             Machines Corporation (incorporated by reference to Exhibit 10.11 to
             HTI's Quarterly Report on Form 10-Q/A for the quarter
             ended 6/25/95)...............................................................Incorporated by Reference

10.9         Lease Agreement between Meridian Eau Claire LLC and Hutchinson
             Technology Incorporated, dated 5/1/96 (incorporated by reference to
             Exhibit 10.10 to HTI's Quarterly Report on Form 10-Q for the
             quarter ended 6/23/96).......................................................Incorporated by Reference

10.10        Master Lease Agreement dated as of 12/19/96 between General
             Electric Capital Corporation, as Lessor ("GE"), and Hutchinson
             Technology Incorporated, as Lessee (incorporated by reference to
             Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the
             quarter ended 12/29/96), Amendment dated 6/30/97 to the Master
             Lease Agreement between GE and Hutchinson Technology Incorporated
             (incorporated by reference to Exhibit 10.11 to HTI's Quarterly
             Report on Form 10-Q for the quarter ended 12/28/97), letter amendment dated 3/5/98 to the Master Lease Agreement between GE and
             Hutchinson Technology Incorporated (incorporated by reference to
             Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the
             quarter ended 3/29/98), and letter amendment dated 9/25/98 to the
             Master Lease Agreement between GE and Hutchinson Technology
             Incorporated (incorporated by reference to Exhibit 10.11 to HTI's
             Annual Report on Form 10-K for the fiscal year ended 9/27/98)................Incorporated by Reference

10.11        Hutchinson Technology Incorporated 1996 Incentive Plan
             (incorporated by reference to Exhibit 10.12 to HTI's Quarterly
             Report on Form 10-Q for the quarter ended 12/29/96)..........................Incorporated by Reference

10.12        Hutchinson Technology Incorporated Incentive Bonus Plan
             (incorporated by reference to Exhibit 10.13 to HTI's Quarterly
             Report on Form 10-Q for the quarter ended 12/28/97)..........................Incorporated by Reference

11.1         Statement Regarding Computation of Per Share Earnings.............................Filed Electronically

21.1         List of Subsidiaries..............................................................Filed Electronically

23.1         Consent of Independent Public Accountants.........................................Filed Electronically

27.1         Financial Data Schedule...........................................................Filed Electronically