Form 10-Q
period 1999-12-26
HUTCHINSON TECHNOLOGY INC
filed 2000-02-08
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               DECEMBER 26, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------

Commission File Number                     0-14709
                      ------------------------------------------

                       HUTCHINSON TECHNOLOGY INCORPORATED
      -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                      41-0901840
      ---------------------------------          ------------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

               40 WEST HIGHLAND PARK, HUTCHINSON, MINNESOTA 55350
      -------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

Yes       X       No
    -------------    -------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of January 31, 2000 the registrant had 24,759,427 shares of Common Stock issued and outstanding.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                       HUTCHINSON TECHNOLOGY INCORPORATED
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                             (Dollars in thousands)

                                                                                  December 26,            September 26,
                                                                                      1999                    1999
                                                                                  ------------            -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $     84,584            $      98,820
   Securities available for sale                                                       159,821                  139,402
   Trade receivables, net                                                               57,538                   72,716
   Other receivables                                                                     5,883                    9,050
   Inventories                                                                          42,117                   40,984
   Prepaid taxes and other expenses                                                     17,124                   17,814
                                                                                  ------------            -------------
         Total current assets                                                          367,067                  378,786

Property, plant and equipment, net                                                     320,795                  352,936
Other assets                                                                            39,519                   20,127
                                                                                  ------------            -------------
                                                                                  $    727,381            $     751,849
                                                                                  ============            =============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Current maturities of long-term debt                                           $      4,171            $       4,171
   Accounts payable and accrued expenses                                                47,586                   43,635
   Accrued compensation                                                                 22,415                   17,014
   GE lease accrual                                                                      5,555                    4,519
                                                                                  ------------            -------------
         Total current liabilities                                                      79,727                   69,339

Long-term debt, less current maturities                                                 65,541                   65,562
Convertible subordinated notes                                                         150,000                  150,000
Other long-term liabilities                                                              6,293                    1,989
Shareholders' investment:
  Common stock, $.01 par value, 45,000,000 shares authorized,
      24,745,000 and 24,744,000 issued and outstanding                                     247                      247
   Additional paid-in capital                                                          363,429                  363,399
   Retained earnings                                                                    62,144                  101,313
                                                                                  ------------            -------------
         Total shareholders' investment                                                425,820                  464,959
                                                                                  ------------            -------------
                                                                                  $    727,381            $     751,849
                                                                                  ============            =============

See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (In thousands, except per share data)

                                                                                      Thirteen Weeks Ended
                                                                             -------------------------------------
                                                                              December 26,            December 27,
                                                                                  1999                    1998
                                                                             -------------           -------------
Net sales                                                                    $     123,823           $     155,275

Cost of sales                                                                      115,840                 121,690
                                                                             -------------           -------------
   Gross profit                                                                      7,983                  33,585

Selling, general and
   administrative expenses                                                          11,309                  12,201

Research and development
   expenses                                                                          5,541                   4,670

Asset impairment and other (Note 2)                                                 46,528                      --
                                                                             -------------           -------------

   Income (loss) from operations                                                   (55,395)                 16,714

Interest expense                                                                    (2,999)                 (2,888)

Other income, net                                                                    3,227                     772
                                                                             -------------           -------------

   Income (loss) before income taxes                                               (55,167)                 14,598

Provision (benefit) for income taxes                                               (15,998)                  3,065
                                                                             -------------           -------------

   Net income (loss)                                                         $     (39,169)          $      11,533
                                                                             =============           =============

Basic earnings (loss) per share                                                     ($1.58)                  $0.58
Diluted earnings (loss) per share                                                   ($1.58)                  $0.52

Weighted average common shares outstanding                                          24,745                  19,783

Weighted average common and diluted shares outstanding                              24,745                  25,632

See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)

                                                                                         Thirteen Weeks Ended
                                                                                ---------------------------------------
                                                                                December 26,               December 27,
                                                                                    1999                       1998
                                                                                ------------               ------------
Operating activities:
     Net income (loss)                                                          $    (39,169)              $     11,533
     Adjustments to reconcile net income (loss) to
       cash provided by (used for) operating activities:
            Asset impairment and other                                                46,528                         --
            Depreciation and amortization                                             24,056                     18,240
            Deferred taxes                                                           (19,163)                     1,626
            Change in operating assets and liabilities (Note 6)                       19,981                     14,703
                                                                                ------------               ------------
                  Cash provided by operating activities                               32,233                     46,102
                                                                                ------------               ------------

Investing activities:
     Capital expenditures                                                            (26,059)                   (35,397)
     Sales of marketable securities                                                   11,461                      2,139
     Purchases of marketable securities                                              (31,880)                      (223)
                                                                                ------------               ------------
                  Cash used for investing activities                                 (46,478)                   (33,481)
                                                                                ------------               ------------
Financing activities:
     Repayments of long-term debt                                                        (21)                      (620)
     Net proceeds from issuance of common stock                                           30                        132
                                                                                ------------               ------------
                  Cash provided by (used for) financing activities                         9                       (488)
                                                                                ------------               ------------

Net increase (decrease) in cash and cash equivalents                                 (14,236)                    12,133

Cash and cash equivalents at beginning of period                                      98,820                     58,942
                                                                                ------------               ------------

Cash and cash equivalents at end of period                                      $     84,584               $     71,075
                                                                                ============               ============


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


(2)  ASSET IMPAIRMENT AND OTHER

The Company recorded charges in its first fiscal 2000 quarter of $43,528,000 for impaired assets and $3,000,000 for severance costs for approximately 250 employees terminated during the quarter. These charges are reflected on the accompanying statement of operations as "Asset impairment and other."

     i)   Asset Impairment

Recent advances in technology enabled disk drive manufacturers to reduce their costs by using fewer components, including suspension assemblies, in each desktop drive. As discussed in the Company's latest Annual Report on Form 10-K, excess equipment capacity due to the resulting decline in unit shipments was expected to continue for 12 to 18 months. However, industry forecasts indicating further decreases in component counts extending from the desktop market to server drives triggered an impairment review by the Company late in quarter one. As a result, the Company prepared an analysis, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", to determine if there was impairment of certain excess manufacturing equipment and tooling, primarily for TSA suspensions. The analysis resulted in an impairment charge based on the difference between the carrying value and the estimated fair value of these assets. Fair value was based on discounting estimated future cash flows for assets grouped at the lowest level for which there were identifiable cash flows at a discount rate commensurate with the risks involved.

     ii)  Severance Charge

During quarter one, the Company terminated approximately 250 employees in its workforce, including indirect positions in its administrative, development and manufacturing support areas at all plant sites. The workforce reduction resulted in a charge for severance costs of $3,000,000. As of December 26, 1999, approximately $1,400,000 of the severance costs had been paid, with $1,600,000 remaining to be paid during the second fiscal 2000 quarter.

(3)  BUSINESS AND CUSTOMERS

The Company is the world's leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. The Company also is evaluating other product opportunities in the medical devices market but does not expect any significant medical-related revenue in fiscal 2000. A breakdown of customer sales is as follows:


                                                          Thirteen Weeks Ended
                                     --------------------------------------------------------------
                                            December 26,                      December 27,
PERCENTAGE OF NET SALES                         1999                              1998
-----------------------              ----------------------------      ----------------------------
Five Largest Customers                           87%                               76%
     SAE Magnetics, Ltd/TDK                      26                                18
     Seagate Technology, Inc.                    21                                10
     IBM and affiliates                          15                                36
     Alps Electric Co., Ltd.                     15                                 5
     Read-Rite Corporation                       10                                 7


(4)  INVENTORIES

At December 26, 1999, all inventories were stated at the lower of first-in, first-out ("FIFO") cost or market. Inventories consist of the following:

                                             December 26,     September 26,
                                                 1999              1999
                                             ------------     -------------
     Raw materials                           $     15,849     $      15,728
     Work in process                               14,286            13,749
     Finished goods                                11,982            11,672
     LIFO reserve                                      --              (165)
                                             ------------     -------------
                                             $     42,117           $40,984
                                             ============     =============

Effective September 27, 1999, the Company changed its method of inventory accounting from last-in, first-out to the FIFO method for determining the cost of inventories. This change was made due to significant permanent declines in inventory conversion costs over the life cycle of substantially all of the Company's products. The permanent declines arise primarily due to technological advances that affect the Company's conversion costs due to productivity gains. In addition, substantially all of the Company's peer group utilizes the FIFO method of accounting for their inventories. The pre-tax cumulative effect of the accounting change was $165,000 and has been included in cost of sales on the accompanying consolidated statement of operations for the thirteen weeks ended December 26, 1999. The effect of this accounting change was not material to the Company's results of operations; therefore, pro forma earnings per share information has not been presented.

(5)  NET INCOME PER SHARE


Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding duringthe year. Diluted earnings (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:


                                                                                         Thirteen Weeks Ended
                                                                                -------------------------------------
                                                                                  December 26,          December 27,
                                                                                     1999                  1998
                                                                                ---------------       ---------------
Net income (loss)                                                               $       (39,169)      $        11,533
Plus:  interest expense on convertible subordinated notes                                    --                 2,411
Less:  additional profit-sharing expense and tax benefit reduction                           --                   697
                                                                                ---------------       ---------------
Net income (loss) available for common shareholders                             $       (39,169)      $        13,247
                                                                                ===============       ===============


Weighted average common shares outstanding                                               24,745                19,783
Dilutive potential common shares                                                             --                 5,849
                                                                                ---------------       ---------------
Weighted average common and diluted shares outstanding                                   24,745                25,632
                                                                                ===============       ===============

Basic earnings (loss) per share                                                 $         (1.58)      $          0.58
Diluted earnings (loss) per share                                               $         (1.58)      $          0.52


Potential common shares of 5,709,000 were excluded from the computation above of diluted loss per share for the period ended December 26, 1999, as inclusion of these shares would have been antidilutive.

(6)  SUPPLEMENTARY CASH FLOW INFORMATION


                                                                                         Thirteen Weeks Ended
                                                                               ---------------------------------------
                                                                                December 26,             December 27,
                                                                                    1999                     1998
                                                                               --------------           --------------
Changes in operating assets and liabilities:
          Receivables, net                                                     $       18,345           $       15,270
          Inventories                                                                  (1,133)                  (3,705)
          Prepaid and other                                                               175                   (1,863)
          Accounts payable and accrued liabilities                                      3,477                    5,026
          Other non-current liabilities                                                  (883)                     (25)
                                                                               --------------           --------------
                                                                               $       19,981           $       14,703
                                                                               ==============           ==============
Cash paid (refunded) for:
          Interest (net of amount capitalized)                                 $          131           $           51
          Income taxes                                                                  1,050                   (9,068)


Capitalized interest for the thirteen weeks ended December 26, 1999 was $980,000 compared to $973,000 for the comparable period in fiscal 1999.

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

During the past two years, some of the major personal computer makers transitioned to build-to-order manufacturing, decreasing required disk drive inventory levels. Recent improvements in data density of hard disk drives also enabled disk drive manufacturers to reduce their costs by using fewer components, including suspensions, in each desktop drive. Results for fiscal 1999, therefore, did not show the growth we expected. As discussed in our latest Annual Report on Form 10-K, excess equipment capacity due to the resulting decline in unit shipments was expected to continue for 12 to 18 months.

Unit shipments declined from the fourth quarter of fiscal 1999 to the first quarter of fiscal 2000 as a result of continued weak demand. Late in our first fiscal quarter, our forecast of future suspension assembly demand decreased significantly due to industry forecasts indicating further substantial decreases in component counts, extending from the desktop market to server drives. Consequently, we conducted an impairment review to determine if there was impairment of certain excess manufacturing equipment and tooling. The results of the first quarter of fiscal 2000 include a $43,528,000 write-down of impaired manufacturing equipment and tooling, primarily for our TSA suspensions, and a $3,000,000 charge for severance costs for approximately 250 employees terminated during the quarter. The equipment and tooling is not being used in production currently and is being held for future use. We anticipate that our financial results for future quarters of fiscal 2000 and subsequent years will be impacted favorably by lower depreciation, lease and labor expenses as a consequence of these first quarter charges. We currently believe that suspension shipments will remain relatively flat and our excess capacity situation will continue for the foreseeable future until Internet-related storage growth increases or new applications for disk storage become more widespread.

Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as the level of utilization of our production capacity, changes in demand, product mix, selling prices, manufacturing yields, increases in production and engineering costs associated with production of new products and changes in the cost or limitations in the availability of materials. We rapidly expanded our TSA suspension assembly production capacity in fiscal 1998 and in the first half of fiscal 1999, and capacity exceeded demand during the second half of fiscal 1999 and the first quarter of fiscal 2000 as a result of the factors discussed above. Profitable production of TSA suspension assemblies was achieved during fiscal 1999 primarily due to higher volumes and productivity gains. TSA suspension margins in the last half of fiscal 1999 and in the first quarter of fiscal 2000, however, were negatively impacted by lower than expected TSA suspension shipments resulting in excess manufacturing equipment and tooling.

Our ability to introduce new products on a timely basis is an important factor in our success. New products have lower manufacturing yields and are produced in lower quantities than more mature products. Manufacturing yields generally improve as the product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Because our business is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Small variations in capacity utilization or manufacturing yields generally have a significant impact on gross margins.

We typically allow customers to change or cancel orders on short notice without penalty. We plan our production and inventory based primarily on forecasts of customer demand rather than on order backlog. Both customer demand and the resulting forecasts often fluctuate substantially. During fiscal 1999, we also began to implement the use of "just-in-time" (JIT) inventory hubs to better service our customers. This also has affected our forecasts of customer demand, as we become accustomed to forecasting customer pulls out of the hubs. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins.

Improvement in our operating margins depends, in part, on the successful management of our suspension assembly production capacity, our workforce and our corporate infrastructure. During fiscal 1999, we consolidated some of our manufacturing operations to make better use of existing equipment and support staff across all of our plants and to reduce costs. In the first quarter of fiscal 2000, we terminated approximately 250 employees and thus reduced our workforce as part of our effort to reduce costs by improving efficiency. In fiscal 1999, we also brought together product and process development functions in a separate, dedicated development center located at our Hutchinson site to enable us to shorten prototype development cycles and achieve high volume output per manufacturing unit more quickly.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 26, 1999 VS. THIRTEEN WEEKS ENDED DECEMBER 27,
1998.

Net sales for the thirteen weeks ended December 26, 1999 were $123,823,000, a decrease of $31,452,000 or 20% from the comparable period in fiscal 1999. This decrease was primarily a result of lower average selling prices. In the first quarter of fiscal 1999, higher average selling prices were largely due to premium pricing on a particular program that required an accelerated ramp-up. Lower overall suspension assembly sales volume also contributed to the decrease in sales.

Gross profit for the thirteen weeks ended December 26, 1999 was $7,983,000, compared to $33,585,000 for the comparable period in fiscal 1999. Gross profit as a percent of net sales decreased from 22% to 6%, primarily due to the lower average selling prices and lower sales volumes described above, partially offset by improved manufacturing efficiencies on TSA suspension assembly production.

Research and development expenses for the thirteen weeks ended December 26, 1999 were $5,541,000 compared to $4,670,000 for the thirteen weeks ended December 27, 1998. The increase was mainly due to higher medical product development expenses. As a percent of net sales, research and development expenses increased from 3% in the first quarter of fiscal 1999 to 4% in the first quarter of fiscal 2000.

Selling, general and administrative expenses for the thirteen weeks ended December 26, 1999 were $11,309,000, a decrease of $892,000 or 7% compared to the comparable period in fiscal 1999. The decrease was due mainly to decreased profit sharing and other incentive compensation costs of $2,222,000. This decrease was partially offset by increased labor expense of $650,000, increased professional services expense of $251,000 and increased depreciation and lease expense of $227,000. As a percent of net sales, selling, general and administrative expenses increased from 8% in the first quarter of fiscal 1999 to 9% in the first quarter of fiscal 2000.

During the first quarter of fiscal 2000, we recorded a charge of $46,528,000 to write down certain assets and record severance costs for approximately 250 employees terminated during the quarter. Components of the charge include a $43,528,000 asset write-down of impaired manufacturing equipment and tooling, primarily for our TSA suspensions, and $3,000,000 of severance costs. See Note 2, "Asset Impairment and Other", in the notes to the condensed consolidated financial statements.

Other income for the thirteen weeks ended December 26, 1999 was $3,227,000, an increase of $2,455,000 from the comparable period in fiscal 1999, primarily due to an increase in interest income as a result of higher average investment balances.

Interest expense for the thirteen weeks ended December 26, 1999 increased $111,000 from the comparable period in fiscal 1999, primarily due to fees associated with the $50,000,000 credit facility discussed below.

The income tax benefit for the thirteen weeks ended December 26, 1999 was based on an estimated effective tax rate for the fiscal year of 29% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of our Foreign Sales Corporation.

Net loss for the thirteen weeks ended December 26, 1999 was $39,169,000, compared to net income of $11,533,000 for the comparable period in fiscal 1999. The decrease was primarily due to the charge discussed above and to lower average selling prices and sales volume decreases, as noted above. As a percent of net sales, net income (loss) decreased from 7% to (32)%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. On December 31, 1998, we signed a financing agreement with The CIT Group/Business Credit, Inc., establishing a $50,000,000 credit facility secured by our accounts receivable and inventory. At December 26, 1999, we had an outstanding letter of credit under this facility of $1,000,000 as security for our variable rate demand note. No other amounts were outstanding under the credit facility at December 26, 1999.

Our cash and cash equivalents decreased from $98,820,000 at September 26, 1999 to $84,584,000 at December 26, 1999. Our securities available for sale increased from $139,402,000 to $159,821,000 during the same period. We generated cash from operating activities of $32,233,000 for the thirteen weeks ended December 26, 1999.

Cash used for capital expenditures totaled $26,059,000 in the first quarter of fiscal 2000. We currently anticipate spending approximately $85,000,000 during fiscal 2000 primarily for continued equipment improvements to meet advanced product specifications, new TSA program tooling and automated vision inspection equipment. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents, securities available for sale and/or additional financing capacity.

Certain of our existing financing agreements contain financial covenants and covenants which may restrict our ability to enter into certain types of financing. As of December 26, 1999, we were in compliance with all such covenants. If we are not in compliance with financial covenants in our financing agreements at the end of any fiscal quarter, our future financial results and liquidity could be materially adversely affected.

We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations and credit facility will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through fiscal 2000. We may require additional financing to meet our capital requirements beyond fiscal 2000, dependent on market conditions, including the growth of Internet-related storage and new applications for disk storage. We will pursue additional debt or equity financing to supplement our current capital resources if needed. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all.

MARKET TRENDS AND CERTAIN CONTINGENCIES

We expect the expanding use of personal computers, enterprise computing and storage, increasingly complex software and the emergence of new applications for disk storage, such as Internet-related storage, digital video recording and digital cameras, will continue to increase disk drive demand for the foreseeable future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid short-term changes resulting from, among other things, increases in data density and other technological advances, changes in disk drive inventory levels, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Recent improvements in data density of hard disk drives, extending from the desktop market to server drives, has reduced unit shipments of suspension assemblies, and we expect suspension shipments will remain relatively flat for the foreseeable future until Internet-related storage growth increases or new applications for disk storage become more widespread.

As in past years, disk drives continue to be the storage device of choice for applications requiring low access times and higher capacities because of their speed and low cost per megabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, the amount of data which can be stored on magnetic disks.

Improvements in data density have been attained by lowering the fly height of the read/write head, using smaller read/write heads with advanced air bearing designs, improving other components such as motors and media, and using new read/write head types such as those of magneto-resistive (MR) and giant magneto-resistive (GMR) design. The move to MR and GMR heads, which require more electrical leads, and the transition to smaller or pico-sized heads, which are more sensitive to mechanical variation, have compelled drive manufacturers to use wireless suspension technologies, such as our TSA suspension assemblies. We anticipate continuing acceptance by the disk drive industry of our TSA suspension assemblies and expect that TSA suspension assemblies will account for approximately 60% of our unit shipments in fiscal 2000.

The continual pursuit of increasing data density may lead to further value-added features for TSA suspensions. Actuated suspensions, including the aTSA suspension, incorporate a second stage actuator on the suspension to improve head positioning over increasingly tighter data tracks. The cTSA suspension allows for attachment of preamplifiers near the head to improve data transfer signals.

The introduction of new types or sizes of read/write heads and new disk drive designs tends to initially decrease customers' yields with the result that we may experience temporary elevations of demand for some types of suspension assemblies. Likewise, as programs mature, higher yields decrease the demand for suspension assemblies. The advent of new heads and new drive designs may require rapid development and implementation of new suspension types which temporarily may reduce our manufacturing yields and efficiencies. There can be no assurance that we will not continue to be affected by such changes.

We generally experience fluctuating selling prices due to product maturity, competitive pricing pressures and new product offerings. While many of our current products are reaching or are in the mature phase of their life cycles and thus are experiencing declining selling prices, our newer products initially have higher selling prices.

We and certain users of our products have from time to time received, and may in the future receive, communications from third parties asserting patents against us or our customers that may relate to our manufacturing equipment or to our products or to products that include our products as a component. We have not been a party to any such material intellectual property litigation to date. Certain of our customers, however, have been sued on patents having claims closely related to products we sell. If any third party makes a valid infringement claim against us and a license were not available on terms acceptable to us, our business, financial condition and results of operations could be adversely affected. We expect that, as the number of patents issued continues to increase, and as we grow, the volume of intellectual property claims made against us could increase. We may need to engage in litigation to enforce patents issued or licensed to us, protect trade secrets or know-how owned by us or determine the enforceability, scope and validity of the intellectual property rights of others. We could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on our results of operations.

We are a party to certain other claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect our current or future financial position or results of operations.

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs, microprocessors and embedded date-reliant systems using two digits rather than four to define the applicable year. If not corrected, date-related information and data could cause many programs or systems to fail or to generate erroneous information. Our products have no inherent time or date function and will operate regardless of the Year 2000 issue. However, we use computer systems and programs that are affected by Year 2000 issues.

In 1997, we began a comprehensive Year 2000 readiness program. The program addressed business software and hardware, manufacturing software and hardware, and suppliers. As of January 31, 2000, we had not experienced, and do not expect to experience, any material disruptions to our operations due to Year 2000 issues; however, we cannot be sure that we have assessed, identified or corrected all Year 2000 issues that may arise in the coming months.

We completed Year 2000 remediation of our key business software in November 1997, and remediation follow-up measures, in connection with testing using "data-aging" software, as of June 30, 1999. We completed an enterprise-wide inventory in May 1998 of all other business software (including approximately 460 purchased and internally-developed programs or packages) and hardware (covering over 3,000 pieces of hardware, including personal computers, servers and network devices) with potential Year 2000 issues. As of September 30, 1999, Year 2000 remediation was complete for all critical business software and hardware included in the inventory.

We completed an enterprise-wide inventory in May 1998 of all manufacturing software, hardware and embedded-chip technology with potential Year 2000 issues. As of September 30, 1999, Year 2000 remediation was complete for all manufacturing software, hardware and embedded-chip technology.

We assessed our suppliers whose failure to become Year 2000 compliant in a timely manner, if at all, could have a material adverse effect on us. All analysis and follow-up activities with these suppliers are complete. We also have developed contingency plans for all other suppliers for whom there is uncertainty regarding Year 2000 compliance. As of January 31, 2000, we had not experienced any supplier Year 2000 issues.

As of January 31, 2000, we had incurred approximately $565,000 in expenses for remediation of our key business software, and approximately $680,000 in expenses for all other Year 2000 efforts, for a total of $1,245,000 in expenses for our Year 2000 readiness program. We currently do not expect to incur significant additional expenses for Year 2000 efforts. Our expenses may increase if additional Year 2000 issues arise in the future.

Although we have completed our Year 2000 remediation and have not encountered any material Year 2000 issues, there are risks if our efforts did not address all business issues or all business issues have not yet surfaced. A failure in remedying a Year 2000 issue, caused by computer hardware or software errors, or our failure to be, or suppliers who may not be, Year 2000 compliant could, in a worst case, interrupt our business. Any interruption in our business could have a material adverse effect on our business, financial condition and results of operations depending upon the extent and duration of the interruption.

We have implemented a corporate contingency plan to ensure that back-up processes are in place. We also have developed contingency plans for specific business areas and assets, but we cannot be sure that any such plans will address all risks that may actually arise.

FORWARD-LOOKING STATEMENTS

The statements above under the headings "General" and "Market Trends and Certain Contingencies" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, manufacturing capacity and yields and selling prices, the statements under the headings "General" and "Liquidity and Capital Resources" about anticipated operating results, cost reduction efforts, capital expenditures and capital resources, and the statements above under the heading "Year 2000 Issue" about Year 2000 readiness and expenditures, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including slower or faster customer acceptance of our new products, fluctuating order rates, difficulties in producing our TSA suspensions and variations of our TSA suspensions, difficulties in managing capacity, changes in manufacturing efficiencies, difficulties in obtaining covenant amendments in our existing financing agreements, difficulties in implementing Year 2000 compliance and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk due to changes in interest rates in connection with our long-term debt obligations. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Our Financing Agreement with The CIT Group/Business Credit, Inc. ("Agreement") carries interest rate risk that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we were borrowing under the Agreement, interest expense would increase or decrease accordingly. At December 26, 1999, there were no outstanding borrowings under the Agreement. Our variable rate demand note ("Note") also carries interest rate risk that is generally related to the 91-day U.S. treasury bill interest rate. At December 26, 1999, the outstanding principal amount of the Note was $1,000,000, which was subject to an interest rate of 4.55%.

We have no earnings or cash flow exposure due to market risk on our other long-term debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At December 26, 1999, we had fixed rate debt of $218,712,000.

                                    PART II.
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        A)        EXHIBITS.

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

         10.1 Master Lease Agreement dated as of 12/19/96 between General Electric Capital Corporation, as Lessor ("GE"), and HTI, as Lessee (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96), Amendment dated 6/30/97 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97), letter amendment dated 3/5/98 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/29/98), letter amendment dated 9/25/98 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/27/98), and letter amendment dated 1/11/00 to the Master Lease

                  Agreement, effective as of 12/22/99, to the Master Lease Agreement between GE and HTI.

         10.2 Description of Hutchinson Technology Incorporated Year 2000 Bonus Program.

         18.1     Letter Regarding Change in Accounting Principles.

         27.1     Financial Data Schedule.

        B)        REPORTS ON FORM 8-K.

                  No Current Reports on Form 8-K were filed by the Company during the thirteen weeks ended December 26, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HUTCHINSON TECHNOLOGY INCORPORATED


Date: February 4, 2000                 By  /s/  Wayne M. Fortun
      -----------------------              -------------------------------------
                                           Wayne M. Fortun
                                           President and Chief Executive Officer



Date: February 4, 2000                  By /s/  John A. Ingleman
      -----------------------              -------------------------------------
                                           John A. Ingleman
                                           Vice President, Chief Financial
                                           Officer and Secretary

                                INDEX TO EXHIBITS




EXHIBIT                    DESCRIPTION                                                         PAGE
-------                    -----------                                                         ----

3.1          Restated  Articles  of  Incorporation  of HTI,  as  amended by
             Articles  of  Amendment   dated  1/27/88  and  as  amended  by
             Articles  of  Amendment   dated   1/21/97   (incorporated   by
             reference  to Exhibit  3.1 to HTI's  Quarterly  Report on Form
             10-Q for the quarter ended 6/29/97)..........................................Incorporated by Reference

3.2          Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI's Quarterly Report on Form 10-Q for the quarter
             ended 12/29/96)..............................................................Incorporated by Reference

4.1          Instruments   defining   the  rights  of   security   holders,
             including an indenture.  The Registrant  agrees to furnish the
             Securities  and Exchange  Commission  upon  request  copies of instruments with respect to long-term debt.

4.2          Indenture  dated  as of  3/18/98  between  HTI and  U.S.  Bank
             National  Association,  as Trustee  (incorporated by reference to  Exhibit 4.6 to HTI's  Registration  Statement on Form S-3,
             Registration No. 333-50143)..................................................Incorporated by Reference

4.3          Purchase   Agreement   dated   3/12/98   by  and  among   HTI,
             NationsBanc   Montgomery  Securities  LLC  and  First  Chicago
             Capital   Markets,   Inc.   (incorporated   by   reference  to
             Exhibit 4.7  to  HTI's  Registration  Statement  on  Form S-3,
             Registration No. 333-50143)..................................................Incorporated by Reference

4.4          Shelf Registration  Agreement dated as of 3/18/98 by and among
             HTI, NationsBanc  Montgomery  Securities LLC and First Chicago
             Capital   Markets,   Inc.   (incorporated   by   reference  to
             Exhibit 4.8  to  HTI's  Registration  Statement  on  Form S-3,
             Registration No. 333-50143)..................................................Incorporated by Reference

10.1         Master Lease  Agreement  dated as of 12/19/96  between General
             Electric Capital  Corporation,  as Lessor ("GE"),  and HTI, as
             Lessee  (incorporated  by reference to Exhibit  10.11 to HTI's
             Quarterly   Report  on  Form  10-Q  for  the   quarter   ended
             12/29/96),   Amendment  dated  6/30/97  to  the  Master  Lease
             Agreement  between GE and HTI  (incorporated  by  reference to
             Exhibit 10.11 to HTI's  Quarterly  Report on Form 10-Q for the
             quarter ended 12/28/97),  letter amendment dated 3/5/98 to the
             Master Lease  Agreement  between GE and HTI  (incorporated  by reference to Exhibit 10.11 to HTI's  Quarterly  Report


             on Form 10-Q for the quarter ended  3/29/98),  letter  amendment dated 9/25/98  to the  Master  Lease  Agreement  between  GE and
             HTI (incorporated  by reference to  Exhibit 10.11  to HTI's Annual
             Report on Form 10-K for the fiscal  year ended  9/27/98),  and letter  amendment dated 1/11/00 to the Master Lease Agreement, effective  as of  12/22/99,  to  the  Master  Lease  Agreement
             between GE and HTI................................................................Filed Electronically

10.2         Description of Hutchinson Technology Incorporated
             Year 2000 Bonus Program ..........................................................Filed Electronically

18.1         Letter Regarding Change in Accounting Principles..................................Filed Electronically

27.1         Financial Data Schedule...........................................................Filed Electronically