Form 10-Q
period 2000-03-26
HUTCHINSON TECHNOLOGY INC
filed 2000-05-08
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    MARCH 26, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

Commission File Number                     0-14709
                       --------------------------------------------

                       HUTCHINSON TECHNOLOGY INCORPORATED
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MINNESOTA                                      41-0901840
    -------------------------------                   --------------------------
    (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

              40 WEST HIGHLAND PARK, HUTCHINSON, MINNESOTA  55350
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

Yes       X       No
     -----------     ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 28, 2000 the registrant had 24,794,485 shares of Common Stock issued and outstanding.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                       HUTCHINSON TECHNOLOGY INCORPORATED
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                             (Dollars in thousands)

                                                                                 March 26,             September 26,
                                                                                   2000                     1999
                                                                             ------------------      -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $110,520                 $ 98,820
   Securities available for sale                                                       129,022                  139,402
   Trade receivables, net                                                               48,462                   72,716
   Other receivables                                                                     6,046                    9,050
   Inventories                                                                          39,918                   40,984
   Prepaid taxes and other expenses                                                     17,316                   17,814
                                                                             ------------------      -------------------
         Total current assets                                                          351,284                  378,786

Property, plant and equipment, net                                                     306,938                  352,936
Deferred tax assets (Note 6)                                                            26,013                    6,343
Other assets                                                                            13,168                   13,784
                                                                             ------------------      -------------------
                                                                                      $697,403                 $751,849
                                                                             ==================      ===================

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Current maturities of long-term debt                                               $  4,171                 $  4,171
   Accounts payable and accrued expenses                                                32,093                   43,635
   Accrued compensation                                                                 20,866                   17,014
   GE lease accrual                                                                      7,590                    4,519
                                                                             ------------------      -------------------
         Total current liabilities                                                      64,720                   69,339

Long-term debt, less current maturities                                                 63,587                   65,562
Convertible subordinated notes                                                         150,000                  150,000
Other long-term liabilities                                                              6,119                    1,989
Shareholders' investment:
   Common stock, $.01 par value, 45,000,000 shares authorized,
     24,761,000 and 24,744,000 issued and outstanding                                      248                      247
   Additional paid-in capital                                                          363,686                  363,399
   Retained earnings                                                                    49,043                  101,313
                                                                             ------------------      -------------------
         Total shareholders' investment                                                412,977                  464,959
                                                                             ------------------      -------------------
                                                                                      $697,403                 $751,849
                                                                             ==================      ===================

See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (In thousands, except per share data)


                                                            Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                                                     ---------------------------------      --------------------------------
                                                         March 26,          March 28,           March 26,         March 28,
                                                           2000               1999                2000              1999
                                                     --------------     --------------      --------------    --------------
Net sales                                                 $110,937           $152,366            $234,760          $307,641

Cost of sales                                              106,495            115,976             222,335           237,666
                                                     --------------     --------------      --------------    --------------

   Gross profit                                              4,442             36,390              12,425            69,975

Selling, general and
   administrative expenses                                  12,936             12,845              24,245            25,046

Research and development expenses                            5,637              6,376              11,178            11,046

Asset impairment and other (Note 2)                             --                 --              46,528                --
                                                     --------------     --------------      --------------    --------------

   Income (loss) from operations                           (14,131)            17,169             (69,526)           33,883

Interest expense                                            (3,490)            (2,249)             (6,489)           (5,137)

Other income, net                                            3,094              2,484               6,321             3,256
                                                     --------------     --------------      --------------    --------------

   Income (loss) before income taxes                       (14,527)            17,404             (69,694)           32,002

Provision (benefit) for income taxes                        (1,426)             3,656             (17,424)            6,721
                                                     --------------     --------------      --------------    --------------

   Net income (loss)                                     ($ 13,101)          $ 13,748           ($ 52,270)         $ 25,281
                                                     ==============     ==============      ==============    ==============

Basic earnings (loss) per share                          ($   0.53)          $   0.61           ($   2.11)         $   1.19
                                                     ==============     ==============      ==============    ==============
Diluted earnings (loss) per share                        ($   0.53)          $   0.54           ($   2.11)         $   1.05
                                                     ==============     ==============      ==============    ==============

Weighted average common shares
   outstanding                                              24,758             22,681              24,751            21,232
Weighted average common and
   diluted shares outstanding                               24,758             28,812              24,751            27,222


See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)

                                                                                          Twenty-Six Weeks Ended
                                                                                ------------------------------------------
                                                                                    March 26,               March 28,
                                                                                      2000                    1999
                                                                                ------------------      ------------------
Operating activities:
   Net income (loss)                                                                    ($ 52,270)               $ 25,281
   Adjustments to reconcile net income (loss) to
      cash provided by (used for) operating activities:
         Asset impairment and other                                                        46,528                      --
         Depreciation and amortization                                                     48,063                  42,390
         Deferred taxes (Note 6)                                                          (19,363)                  1,683
         Change in operating assets and liabilities (Note 7)                               21,883                     272
                                                                                ------------------      ------------------
                    Cash provided by operating activities                                  44,841                  69,626
                                                                                ------------------      ------------------

Investing activities:
   Capital expenditures                                                                   (41,834)                (59,230)
   Sales of marketable securities                                                          64,760                   8,148
   Purchases of marketable securities                                                     (54,380)                (41,352)
                                                                                ------------------      ------------------
                    Cash used for investing activities                                    (31,454)                (92,434)
                                                                                ------------------      ------------------

Financing activities:
   Repayments of long-term debt                                                            (1,975)                 (2,540)
   Net proceeds from issuance of common stock                                                 288                 210,362
                                                                                ------------------      ------------------
                    Cash provided by (used for) financing activities                       (1,687)                207,822
                                                                                ------------------      ------------------

Net increase in cash and cash equivalents                                                  11,700                 185,014

Cash and cash equivalents at beginning of period                                           98,820                  58,942
                                                                                ------------------      ------------------

Cash and cash equivalents at end of period                                               $110,520                $243,956
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

2)  ASSET IMPAIRMENT AND OTHER

The Company recorded charges in its first fiscal 2000 quarter of $43,528,000 for impaired assets and $3,000,000 for severance costs for approximately 250 employees terminated during the quarter. These charges are reflected on the accompanying statement of operations for the twenty-six weeks ended March 26, 2000 as "Asset impairment and other."

         i)  Asset Impairment

Recent advances in technology enabled disk drive manufacturers to reduce their costs by using fewer components, including suspension assemblies, in each desktop drive. As discussed in the Company's latest Annual Report on Form 10-K, excess equipment capacity due to the resulting decline in unit shipments was expected to continue for 12 to 18 months. However, industry forecasts indicating further decreases in component counts, extending from the desktop market to server drives, triggered an impairment review by the Company late in quarter one. As a result, the Company prepared an analysis, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", to determine if there was impairment of certain excess manufacturing equipment and tooling, primarily for TSA suspensions. The analysis resulted in an impairment charge based on the difference between the carrying value and the estimated fair value of these assets. Fair value was based on discounting estimated future cash flows for assets grouped at the lowest level for which there were identifiable cash flows at a discount rate commensurate with the risks involved.

         ii)  Severance Charge

During quarter one, the Company terminated approximately 250 employees in its workforce, including indirect positions in its administrative, development and manufacturing support areas at all plant sites. The workforce reduction resulted in a charge for severance costs of $3,000,000. As of March 26, 2000, the full amount of the severance costs had been paid.

(3)  BUSINESS AND CUSTOMERS

The Company is the world's leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. The Company also is evaluating other product opportunities in the medical devices market but does not expect any significant medical-related revenues in fiscal 2000. A breakdown of customer sales is as follows:

                                                       Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                                ---------------------------------     --------------------------------
                                                   March 26,        March 28,            March 26,        March 28,
Percentage of Net Sales                               2000             1999                 2000             1999
-----------------------                         ---------------   ---------------     ---------------  ---------------
Five Largest Customers                                82%               77%                  85%              77%
   SAE Magnetics, Ltd./TDK                            24                20                   25               19
   Seagate Technology, Inc.                           23                15                   22               13
   IBM and affiliates                                 14                24                   15               30
   Alps Electric Co., Ltd.                            11                11                   13                8
   Read-Rite Corporation                              10                 7                   10                7



(4)  INVENTORIES

At March 26, 2000, all inventories were stated at the lower of first-in, first-out ("FIFO") cost or market. Inventories consisted of the following:

                                                     March 26,            September 26,
                                                      2000                     1999
                                                ------------------      ------------------
         Raw materials                                    $10,705                 $15,728
         Work in process                                   12,493                  13,749
         Finished goods                                    16,720                  11,672
         LIFO reserve                                           -                   (165)
                                                ==================      ==================
                                                          $39,918                 $40,984
                                                ==================      ==================


Effective September 27, 1999, the Company changed its method of inventory accounting from last-in, first-out ("LIFO") to the FIFO method for determining the cost of inventories. This change was made due to significant permanent declines in inventory conversion costs over the life cycle of substantially all of the Company's products. The permanent declines arise primarily due to technological advances that affect the Company's conversion costs due to productivity gains. In addition, substantially all of the Company's peer group utilizes the FIFO method of accounting for their inventories. The pre-tax cumulative effect of the accounting change was $165,000 and has been included in cost of sales on the accompanying consolidated statement of operations for the twenty-six weeks ended March 26, 2000. The effect of this accounting change was not material to the Company's results of operations; therefore, pro forma earnings per share information has not been presented.

(5)  NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:


                                                                                         Twenty-Six Weeks Ended
                                                                               -------------------------------------------
                                                                                     March 26,                March 28,
                                                                                        2000                     1999
                                                                               -------------------      ------------------
Net income (loss)                                                                       ($52,270)                 $25,281
Plus:  interest expense on convertible subordinated notes                                      -                    4,822
Less:  additional profit-sharing expense and tax benefit reduction                             -                    1,394
                                                                               -------------------      ------------------

Net income (loss) available to common shareholders                                      ($52,270)                 $28,709
                                                                               ===================      ==================

Weighted average common shares outstanding                                                24,751                   21,232
Dilutive potential common shares                                                               -                    5,990
                                                                               -------------------      ------------------

Weighted average common and diluted shares outstanding                                    24,751                   27,222
                                                                               ===================      ==================

Basic earnings (loss) per share                                                         ($  2.11)                 $  1.19
Diluted earnings (loss) per share                                                       ($  2.11)                 $  1.05


Potential common shares of 5,685,000 were excluded from the computation above of diluted loss per share for the period ended March 26, 2000, as inclusion of these shares would have been antidilutive.


(6)  INCOME TAXES

The following table details the significant components of the Company's deferred tax assets:

                                                                                     March 26,            September 26,
                                                                                       2000                    1999
                                                                                ------------------      ------------------
Current deferred tax assets:
         Receivable reserves                                                             $  2,092                $  2,489
         Inventories                                                                        9,196                   8,887
         Accruals and other reserves                                                        4,310                   4,642
         Tax credits                                                                          611                     498
                                                                                ------------------      ------------------
            Total current deferred tax assets                                            $ 16,209                $ 16,516

Long-term deferred tax assets (liabilities):
         Property, plant and equipment                                                     16,766                    (209)
         Tax credits                                                                       13,942                  12,903
         Net operating loss carryforwards                                                  31,012                  15,268
         Valuation allowance                                                              (35,707)                (21,619)
                                                                                ------------------      ------------------
             Total long-term deferred tax assets                                           26,013                   6,343
                                                                                ------------------      ------------------
Total deferred tax assets                                                                $ 42,222                $ 22,859
                                                                                ==================      ==================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 26, 2000, the Company had unused tax credits and net operating loss carryforwards of $45,565,000, of which $7,493,000 can be carried forward indefinitely and $38,072,000 expire at various dates through 2015. A valuation allowance of $35,707,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of certain tax credits and net operating loss carryforwards.

(7)  SUPPLEMENTARY CASH FLOW INFORMATION

                                                                                          Twenty-Six Weeks Ended
                                                                               -------------------------------------------
                                                                                   March 26,                March 28,
                                                                                      2000                    1999
                                                                               -------------------      ------------------
Changes in operating assets and liabilities:
         Receivables, net                                                                 $27,258               $ 14,402
         Inventories                                                                        1,066                (21,502)
         Prepaid and other                                                                    310                 (2,125)
         Accounts payable and accrued liabilities                                          (5,694)                 9,546
         Other non-current liabilities                                                     (1,057)                   (49)
                                                                               ===================      ==================
                                                                                          $21,883               $    272
                                                                               ===================      ==================
Cash paid (refunded) for:
         Interest (net of amount capitalized)                                             $ 5,580                $ 3,635
         Income taxes                                                                    ($ 2,675)              ($ 5,473)

Capitalized interest for the twenty-six weeks ended March 26, 2000 was $1,782,000 compared to $2,646,000 for the comparable period in fiscal 1999.

(8)  SUBSEQUENT EVENT

On April 18, 2000, the Company announced that it was immediately suspending photoetching operations at its Eau Claire, Wisconsin plant and consolidating those operations into its Hutchinson, Minnesota plant. This resulted in the elimination of approximately 200 production and support positions at the Eau Claire plant. The Company also announced the elimination of approximately 750 additional positions across its plants. This workforce reduction will result in a charge of approximately $3,700,000 for severance costs which will be recognized in the Company's third fiscal quarter ending June 25, 2000. The Company will also recognize a charge to write-down impaired manufacturing equipment during its third fiscal quarter, which is expected to be in the range of $5,000,000 to $8,000,000.

                       HUTCHINSON TECHNOLOGY INCORPORATED
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

GENERAL

Since the late 1980's we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently sell a variety of conventional and TSA suspension assemblies based on several standard designs. Suspension assemblies are a critical component of hard disk drives and our results of operations are highly dependent on the hard disk drive industry. The hard disk drive industry is intensely competitive and highly cyclical and our results of operations have been adversely affected from time to time due to hard disk drive industry slowdowns, technological changes that impact industry component demand and production yields and our own product transitions.

During the past two years, some of the major personal computer makers and hard disk drive manufacturers have transitioned to build-to-order manufacturing, decreasing required disk drive inventory levels. Recent improvements in data density of hard disk drives also enabled disk drive manufacturers to reduce their costs by using fewer components, including suspensions, in each drive. Additionally, improved head-gimbal assembly yields at our customers and shifts in suspension assembly market share on certain programs has, to a lesser extent, decreased demand for our products. Results for fiscal 1999 and the first half of fiscal 2000, therefore, did not show the growth we expected, as unit shipments have continued to decline as a result of continued weak demand.

Late in our first fiscal quarter, our forecast of future suspension assembly demand decreased significantly due to industry forecasts indicating further substantial decreases in component counts, extending from the desktop market to server drives. Consequently, we conducted an impairment review to determine if there was impairment of certain excess manufacturing equipment and tooling. The results of the first quarter of fiscal 2000 included a $43,528,000 write-down of impaired manufacturing equipment and tooling, primarily for our TSA suspensions, and a $3,000,000 charge for severance costs for approximately 250 employees terminated during that quarter.

In light of continued weak demand for suspension assemblies, we terminated 350 employees during the second quarter of fiscal 2000, resulting in a $1,181,000 charge for severance costs. Further, we announced on April 18, 2000 that we were immediately suspending photoetching operations at our Eau Claire, Wisconsin plant and consolidating these operations into our Hutchinson, Minnesota plant. This resulted in the elimination of approximately 200 production and support positions at the Eau Claire plant. We also announced the elimination of approximately 750 additional positions across our plants. This workforce reduction will result in a charge of approximately $3,700,000 for severance costs which will be recognized in our third fiscal quarter ending June 25, 2000. We will also recognize a charge to write-down impaired manufacturing equipment during our third fiscal quarter, which is expected to be in the range of $5,000,000 to $8,000,000.

We anticipate that our financial results for future quarters of fiscal 2000 and subsequent years will be impacted favorably by lower depreciation, lease and labor expenses as a consequence of these first, second and third quarter charges. The first and second quarter charges are expected to produce an estimated annual labor savings of approximately $70,000,000. These charges also are expected to produce savings of depreciation and lease costs of approximately $8,000,000, $10,000,000, $8,000,000, $6,000,000 and $5,000,000 for the fiscal years 2000 through 2004, respectively, and thereafter an aggregate of $5,000,000 in additional savings. Despite these cost reductions, at current demand levels, we do not expect to return to profitability during the rest of fiscal 2000. We currently believe we will continue to have excess capacity, and suspension shipments will decline in the short term and then remain relatively flat, for the foreseeable future until Internet-related storage growth increases, new applications for disk storage become more widespread or average component counts within disk drives increase.

Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as the level of utilization of our production capacity, changes in demand, product mix, selling prices, manufacturing yields, increases in production and engineering costs associated with production of new products and changes in the cost or limitations in the availability of materials. We rapidly expanded our

TSA suspension assembly production capacity in fiscal 1998 and in the first half of fiscal 1999, and capacity has exceeded demand since the third quarter of fiscal 1999 as a result of the factors discussed above. Profitable production of TSA suspension assemblies was achieved during fiscal 1999 primarily due to higher volumes and productivity gains. TSA suspension margins, however, have been negatively impacted since the third quarter of fiscal 1999 by lower than expected TSA suspension shipments resulting in excess manufacturing equipment and tooling.

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

We typically allow customers to change or cancel orders on short notice without penalty. We plan our production and inventory based primarily on forecasts of customer demand rather than on order backlog. Both customer demand and the resulting forecasts often fluctuate substantially. During fiscal 1999, we also began to implement the use of "just-in-time" (JIT) inventory hubs to better service our customers. This also has affected the accuracy of our forecasts of customer demand, as actual customer pulls out of the hubs may be significantly higher or lower than forecasted. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our market share.

Improvement in our operating margins depends, in part, on the successful management of our suspension assembly production capacity, our workforce and our corporate infrastructure. During fiscal 1999, we consolidated some of our manufacturing operations to make better use of existing equipment and support staff across all of our plants and to reduce costs. In fiscal 2000, we have terminated approximately 1,550 employees as part of our effort to reduce costs and improve efficiency. In fiscal 1999, we also brought together product and process development functions in a separate, dedicated development center located at our Hutchinson site to enable us to shorten prototype development cycles and achieve high volume output per manufacturing unit more quickly.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 26, 2000 VS. THIRTEEN WEEKS ENDED MARCH 28, 1999.

Net sales for the thirteen weeks ended March 26, 2000 were $110,937,000, a decrease of $41,429,000 or 27% compared to the comparable period in fiscal 1999. The decrease was primarily due to lower suspension assembly sales volume.

Gross profit for the thirteen weeks ended March 26, 2000 was $4,442,000, a decrease of $31,948,000 or 88% compared to the comparable period in fiscal 1999, and gross profit as a percent of net sales decreased from 24% to 4%. This decrease was primarily due to the lower sales volume noted above and to lower suspension assembly production volume, offset partially by lower manufacturing labor and benefits expenses as a result of the recent workforce reductions.

Selling, general and administrative expenses for the thirteen weeks ended March 26, 2000 were $12,936,000, an increase of $91,000 or 1% compared to the comparable period in fiscal 1999. The increase was due primarily to severance charges of $1,181,000, higher depreciation, lease and occupancy expenses of $583,000, asset write-downs of $560,000 and higher professional services of $191,000, offset in large part by decreased profit sharing and other incentive compensation costs of $2,464,000. As a percent of net sales, selling, general and administrative expenses increased from 8% in the second quarter of fiscal 1999 to 12% in the second quarter of fiscal 2000.

Research and development expenses for the thirteen weeks ended March 26, 2000 were $5,637,000 compared to $6,376,000 for the thirteen weeks ended March 28, 1999. The decrease was mainly due to lower expenses for equipment development and labor. As a percent of net sales, research and development expenses increased from 4% in the second quarter of fiscal 1999 to 5% in the second quarter of fiscal 2000.

Interest expense for the thirteen weeks ended March 26, 2000 was $3,490,000, an increase of $1,241,000 from the comparable period in fiscal 1999, primarily due to a decrease in capitalization of interest of $871,000.

Other income, net, for the thirteen weeks ended March 26, 2000 was $3,094,000, an increase of $610,000 from the comparable fiscal 1999 period. The increase was primarily due to an increase in interest income as a result of a higher average investment balance.

The income tax benefit for the thirteen weeks ended March 26, 2000 was based on an estimated effective tax rate for the fiscal year of 25% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of our Foreign Sales Corporation. We adjusted our effective tax rate for the year from 29% to 25% during the second quarter of fiscal 2000. This was a result of our recent forecast, which projects a larger loss for fiscal 2000 than our prior forecasts.

Net loss for the thirteen weeks ended March 26, 2000 was $13,101,000, compared to net income of $13,748,000 for the comparable period in fiscal 1999. The decrease was primarily due to lower suspension assembly sales and production volumes, as noted above. As a percent of net sales, net income (loss) decreased from 9% to (12)%.

TWENTY-SIX WEEKS ENDED MARCH 26, 2000 VS. TWENTY-SIX WEEKS ENDED MARCH 28, 1999.

Net sales for the twenty-six weeks ended March 26, 2000 were $234,760,000, a decrease of $72,881,000 or 24% compared to the comparable period in fiscal 1999. This decrease was primarily due to lower suspension assembly sales volume and lower average selling prices. In the first quarter of fiscal 1999, higher average selling prices were largely due to premium pricing on a particular program that required an accelerated production ramp.

Gross profit for the twenty-six weeks ended March 26, 2000 was $12,425,000, compared to $69,975,000 for the comparable period in fiscal 1999, and gross profit as a percent of net sales decreased from 23% to 5%. This decrease was primarily due to the lower sales volume and average selling prices described above, offset partially by lower manufacturing labor and benefits expenses as a result of the recent workforce reductions.

Selling, general and administrative expenses for the twenty-six weeks ended March 26, 2000 were $24,245,000, a decrease of $801,000 or 3% compared to the comparable period in fiscal 1999. The decreased expenses were due primarily to decreased profit sharing and other incentive compensation costs of $4,686,000, offset in large part by quarter two severance charges of $1,181,000, increased depreciation, lease and occupancy expenses of $1,031,000, increased labor expenses of $657,000, asset write-downs of $560,000, and increased professional services of $442,000. As a percent of net sales, selling, general and administrative expenses increased from 8% for the twenty-six weeks ended March 28, 1999 to 10% for the twenty-six weeks ended March 26, 2000.

Research and development expenses for the twenty-six weeks ended March 26, 2000 were $11,178,000 compared to $11,046,000 for the twenty-six weeks ended March 28, 1999. The increase was mainly due to higher medical product development expenses, offset partially by lower equipment development and labor expenses. As a percent of net sales, research and development expenses increased from 4% for the twenty-six weeks ended March 28, 1999 to 5% for the twenty-six weeks ended March 26, 2000.

During the first quarter of fiscal 2000, we recorded a charge of $46,528,000 to write down certain assets and record severance costs for approximately 250 employees terminated during the quarter. Components of the charge included a $43,528,000 asset write-down of impaired manufacturing equipment and tooling, primarily for our TSA suspensions, and $3,000,000 of severance costs. See Note 2, "Asset Impairment and Other", in the notes to the condensed consolidated financial statements.

Interest expense for the twenty-six weeks ended March 26, 2000 was $6,489,000, an increase of $1,352,000 from the comparable period in fiscal 1999, primarily due to a decrease in capitalization of interest of $864,000.

Other income, net, for the twenty-six weeks ended March 26, 2000 was $6,321,000, an increase of $3,065,000 from the comparable fiscal 1999 period. This increase was primarily due to an increase in interest income as a result of higher average investment balances.

The income tax benefit for the twenty-six weeks ended March 26, 2000 was based on an estimated effective tax rate for the fiscal year of 25% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of our Foreign Sales Corporation. We adjusted our effective tax rate for the year from 29% to 25% during the second quarter of fiscal 2000. This was a result of our recent forecast, which projects a larger loss for fiscal 2000 than our prior forecasts.

Net loss for the twenty-six weeks ended March 26, 2000 was $52,270,000, compared to net income of $25,281,000 for the comparable period in fiscal 1999. The decrease was primarily due to the charge discussed above and to lower suspension assembly sales and production volumes, as noted above. As a percent of net sales, net income (loss) decreased from 8% to (22)%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. As of March 26, 2000, we had a $50,000,000 credit facility secured by our accounts receivable and inventory and an outstanding letter of credit under this facility of $1,000,000 as security for our variable rate demand note. No other amounts were outstanding under the credit facility at March 26, 2000. The amount we can borrow under this credit facility is limited by the levels of our accounts receivable and inventory balances. As of March 26, 2000, $47,836,000 of borrowing capacity was available to us.

Our cash and cash equivalents increased from $98,820,000 at September 26, 1999 to $110,520,000 at March 26, 2000. Our securities available for sale decreased from $139,402,000 to $129,022,000 during the same period. Overall, this reflects a $1,320,000 increase in our cash and cash equivalents and securities available for sale. We generated cash from operating activities of $44,841,000 for the twenty-six weeks ended March 26, 2000.

Cash used for capital expenditures totaled $41,834,000 for the twenty-six weeks ended March 26, 2000. We currently anticipate spending approximately $75,000,000 during fiscal 2000 primarily for continued equipment improvements to meet advanced product specifications, new program tooling and automated vision inspection equipment. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents, securities available for sale and/or additional financing capacity.

Certain of our existing financing agreements contain financial covenants and covenants which may restrict our ability to enter into certain types of financing. As of March 26, 2000, we were in compliance with all such covenants. Due to our expected operating results for fiscal 2000, we are in the process of negotiating amendments to several of our financing agreements to maintain compliance at the end of our fiscal quarter on June 25, 2000. If we are not in compliance with financial covenants in our financing agreements at the end of any fiscal quarter, our future financial results and liquidity could be materially adversely affected.

We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations and credit facility will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through fiscal 2001. We may require additional financing to meet our capital requirements beyond fiscal 2001, dependent on market conditions, including the growth of Internet-related storage and new applications for disk storage. We will pursue additional debt or equity financing to supplement our current capital resources if needed. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all.

MARKET TRENDS AND CERTAIN CONTINGENCIES

We expect the expanding use of personal computers, enterprise computing and storage, increasingly complex software and the emergence of new applications for disk storage, such as Internet-related storage, digital video recording and digital cameras, will continue to increase disk drive demand for the foreseeable future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid short-term changes resulting from, among other things, increases in data density and other technological advances, changes in disk drive inventory levels, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Recent improvements in data density of hard disk drives, extending from the desktop market to server drives, has reduced unit shipments of suspension assemblies, and we expect suspension assembly shipments will decline in the short term and then remain relatively flat for the foreseeable future until Internet-related storage growth increases, new applications for disk storage become more widespread, or average component counts within disk drives increase.

As in past years, disk drives continue to be the storage device of choice for applications requiring low access times and higher capacities because of their speed and low cost per megabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, the amount of data which can be stored on magnetic disks.

Improvements in data density have been attained by lowering the fly height of the read/write head, using smaller read/write heads with advanced air bearing designs, improving other components such as motors and media, and using new read/write head types such as those of magneto-resistive (MR) and giant magneto-resistive (GMR) design. The move to MR and GMR heads, which require more electrical leads, and the transition to smaller or pico-sized heads, which are more sensitive to mechanical variation, have compelled drive manufacturers to use wireless suspension technologies, such as our TSA suspension assemblies. We anticipate continuing acceptance by the disk drive industry of our TSA suspension assemblies and expect that TSA suspension assemblies will continue to account for the majority of our unit shipments in fiscal 2000.

The continual pursuit of increasing data density may lead to further value-added features for TSA suspensions. Actuated suspensions, including our aTSA suspension, incorporate a second stage actuator on the suspension to improve head positioning over increasingly tighter data tracks. Our cTSA suspension allows for attachment of preamplifiers near the head to improve data transfer signals.

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

The World Trade Organization (WTO) has ruled that the U.S. Foreign Sales Corporation (FSC) provision constitutes an illegal export subsidy, and has specified that the United States withdraw the FSC provision effective October 1, 2000. The U.S. government has stated that the United States intends to comply with the WTO's ruling and that the United States will seek a WTO-compatible solution that maintains the current benefits of the FSC provision.

We are a party to certain other claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect our current or future financial position or results of operations.

FORWARD-LOOKING STATEMENTS

The statements above under the headings "General" and "Market Trends and Certain Contingencies" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, manufacturing capacity and yields and selling prices, the statements above under the headings "General", "Results of Operations" and "Liquidity and Capital Resources" about anticipated operating results, the statements above under the heading "General" about cost reduction efforts and the statements above under the heading "Liquidity and Capital Resources" about covenant amendments, capital expenditures and capital resources, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including slower or faster customer acceptance of our new products, fluctuating order rates, difficulties in producing our TSA suspensions and variations of our TSA suspensions, difficulties in managing capacity, changes in manufacturing efficiencies, difficulties in obtaining covenant amendments in our existing financing agreements, and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk due to changes in interest rates in connection with our long-term debt obligations. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Our Financing Agreement with The CIT Group/Business Credit, Inc. ("Agreement") carries interest rate risk that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we were borrowing under the Agreement, interest expense would increase or decrease accordingly. At March 26, 2000, there were no outstanding borrowings under the Agreement. Our variable rate demand note ("Note") also carries interest rate risk that is generally related to the 91-day U.S. treasury bill interest rate. At March 26, 2000, the outstanding principal amount of the Note was $1,000,000, which was subject to an interest rate of 3.75%.

We have no earnings or cash flow exposure due to market risk on our other long-term debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At March 26, 2000, we had fixed rate debt of $216,758,000.

                           PART II. OTHER INFORMATION
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's 2000 Annual Meeting of Shareholders held on January 26th, 2000, the shareholders approved the following:

         (a) the election of directors to serve until their successors are duly elected. Each nominated director was elected as follows:

           Director - Nominee                 Votes For     Votes Withheld
           --------------------------------   -----------   ----------------
           W. Thomas Brunberg                 22,903,281            121,026
           Archibald Cox, Jr.                 22,913,256            111,051
           Wayne M. Fortun                    22,905,200            119,107
           Jeffrey W. Green                   22,909,265            115,042
           Russell Huffer                     22,844,326            179,981
           Steven E. Landsburg                22,906,651            117,656
           William T. Monahan                 22,847,456            176,851
           Richard B. Solum                   22,904,739            119,568


         (b) a proposal to ratify the appointment of Arthur Andersen LLP to serve as independent public accountants of the Company for the fiscal year ending September 24, 2000. The proposal received 22,935,424 votes for, and 50,537 votes against, ratification. There were 38,346 abstentions and no broker non-votes.

                        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


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

27.1  Financial Data Schedule.

      B) REPORTS ON FORM 8-K.

No Current Reports on Form 8-K were filed by the Company during the thirteen weeks ended March 26, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HUTCHINSON TECHNOLOGY INCORPORATED


Date:        May 3, 2000              By /s/Wayne M.Fortun
     ----------------------------        ---------------------------------------
                                         Wayne M. Fortun
                                         President and Chief Executive Officer



Date:        May 3, 2000              By /s/John A. Ingleman
     ----------------------------        ---------------------------------------
                                         John A. Ingleman
                                         Vice President, Chief Financial Officer
                                              and Secretary

                                INDEX TO EXHIBITS


Exhibit
     No.                                                             Page
--------                                                             ----

  27.1    Financial Data Schedule.............................. Electronically
                                                                     Filed