Form 10-Q
period 2000-06-25
HUTCHINSON TECHNOLOGY INC
filed 2000-08-14
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended               JUNE 25, 2000
                               ------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------     -------------------

Commission File Number                     0-14709
                       --------------------------------------------------

                       HUTCHINSON TECHNOLOGY INCORPORATED
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                41-0901840
            -----------                                ----------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

               40 WEST HIGHLAND PARK, HUTCHINSON, MINNESOTA 55350
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (320) 587-3797
                                 ---------------
              (Registrant's telephone number, including area code)


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

As of August 11, 2000 the registrant had 24,823,847 shares of Common Stock issued and outstanding.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                       HUTCHINSON TECHNOLOGY INCORPORATED
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                             (Dollars in thousands)

                                                                                 June 25,              September 26,
                                                                                   2000                     1999
                                                                             ------------------      -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $ 107,312                $  98,820
   Securities available for sale                                                       116,499                  139,402
   Trade receivables, net                                                               56,990                   72,716
   Other receivables                                                                    13,798                    9,050
   Inventories                                                                          32,025                   40,984
   Prepaid taxes and other expenses                                                     18,349                   17,814
                                                                             ------------------      -------------------
         Total current assets                                                          344,973                  378,786

Property, plant and equipment, net                                                     284,529                  352,936
Deferred tax assets (Note 6)                                                            29,215                    6,343
Other assets                                                                            13,537                   13,784
                                                                             ------------------      -------------------
                                                                                     $ 672,254                $ 751,849
                                                                             ==================      ===================

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Current maturities of long-term debt                                              $  65,421                $   4,171
   Accounts payable and accrued expenses                                                33,100                   43,635
   Accrued compensation                                                                 16,348                   17,014
   GE lease accrual                                                                      8,012                    4,519
                                                                             ------------------      -------------------
         Total current liabilities                                                     122,881                   69,339

Long-term debt, less current maturities                                                  2,304                   65,562
Convertible subordinated notes                                                         150,000                  150,000
Other long-term liabilities                                                              6,525                    1,989
Shareholders' investment:

   Common stock, $.01 par value, 45,000,000 shares authorized,
    24,800,000 and 24,744,000 issued and outstanding                                       248                      247
   Additional paid-in capital                                                          364,172                  363,399
   Retained earnings                                                                    26,124                  101,313
                                                                             ------------------      -------------------
         Total shareholders' investment                                                390,544                  464,959
                                                                             ------------------      -------------------
                                                                                     $ 672,254                $ 751,849
                                                                             ==================      ===================

See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (In thousands, except per share data)

                                                            Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                     ---------------------------------      --------------------------------

                                                          June 25,           June 27,            June 25,          June 27,
                                                            2000               1999                2000              1999
                                                     --------------     --------------      --------------    --------------
Net sales                                                $ 108,663          $ 131,257           $ 343,423         $ 438,898

Cost of sales                                              104,425            121,864             326,760           359,530
                                                     -------------      -------------       -------------     -------------

   Gross profit                                              4,238              9,393              16,663            79,368

Selling, general and
   administrative expenses                                  13,139             10,775              37,384            35,821

Research and development expenses                            5,122              6,138              16,300            17,184

Asset impairment and other (Note 2)                         16,740                 --              63,268                --
                                                     -------------      -------------       -------------     -------------

   Income (loss) from operations                           (30,763)            (7,520)           (100,289)           26,363

Interest expense                                            (3,287)            (2,593)             (9,776)           (7,730)

Other income, net                                            3,492              3,158               9,813             6,414
                                                     -------------      -------------       -------------     -------------

   Income (loss) before income taxes                       (30,558)            (6,955)           (100,252)           25,047

Provision (benefit) for income taxes                        (7,639)            (1,461)            (25,063)            5,260
                                                     -------------      -------------       -------------     -------------

   Net income (loss)                                    ($  22,919)        ($   5,494)         ($  75,189)        $  19,787
                                                     =============      =============       =============     =============

Basic earnings (loss) per share                         ($    0.92)        ($    0.22)         ($    3.04)        $    0.88
                                                     =============      =============       =============     =============
Diluted earnings (loss) per share                       ($    0.92)        ($    0.22)         ($    3.04)        $    0.88
                                                     =============      =============       =============     =============

Weighted average common shares
   outstanding                                              24,791             24,650              24,765            22,371

Weighted average common and
   diluted shares outstanding                               24,791             24,650              24,765            28,302


See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)


                                                                                         Thirty-Nine Weeks Ended
                                                                                ------------------------------------------
                                                                                      June 25,               June 27,
                                                                                        2000                   1999
                                                                                ------------------      ------------------
Operating activities:
   Net income (loss)                                                                    ($ 75,189)               $ 19,787
   Adjustments to reconcile net income (loss) to
      cash provided by (used for) operating activities:
         Asset impairment and other                                                        63,268                      --
         Depreciation and amortization                                                     70,883                  65,317
         Deferred taxes                                                                   (23,558)                  2,808
         Change in operating assets and liabilities (Note 7)                                5,635                 (16,861)
                                                                                -----------------       -----------------
                    Cash provided by operating activities                                  41,039                  71,051
                                                                                -----------------       -----------------

Investing activities:
   Capital expenditures                                                                   (54,216)                (87,348)
   Sales of marketable securities                                                          90,621                  35,270
   Purchases of marketable securities                                                     (67,718)               (106,793)
                                                                                -----------------       -----------------
                    Cash used for investing activities                                    (31,313)               (158,871)
                                                                                -----------------       -----------------

Financing activities:
   Repayments of long-term debt                                                            (2,008)                 (2,740)
   Net proceeds from issuance of common stock                                                 774                 210,361
                                                                                -----------------       -----------------
                    Cash provided by (used for) financing activities                       (1,234)                207,621
                                                                                -----------------       -----------------

Net increase in cash and cash equivalents                                                   8,492                 119,801

Cash and cash equivalents at beginning of period                                           98,820                  58,942
                                                                                -----------------       -----------------

Cash and cash equivalents at end of period                                               $107,312                $178,743
                                                                                =================       =================




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

(2)  ASSET IMPAIRMENT AND OTHER

The Company recorded charges in its third fiscal 2000 quarter of $12,995,000 for impaired assets and $3,745,000 for severance costs for approximately 950 employees terminated during the quarter. The Company also recorded charges in its first fiscal 2000 quarter of $43,528,000 for impaired assets and $3,000,000 for severance costs for approximately 250 employees terminated during the quarter. These charges are reflected on the accompanying statement of operations as "Asset impairment and other."

         i)  Asset Impairment

Recent advances in technology have enabled disk drive manufacturers to reduce their costs by using fewer components, including suspension assemblies, in each desktop drive. Decreases in the industry's forecast for components, and our resulting lower forecast for suspension assembly demand early in our third fiscal quarter, caused us to suspend photoetching operations at our Eau Claire, Wisconsin plant and consolidate these operations into our Hutchinson, Minnesota plant. Late in our first fiscal quarter, the Company's forecast of future suspension assembly demand decreased significantly due to industry forecasts indicating decreases in component counts as a result of data density improvments, extending from the desktop market to server drives. As a result of these events, the Company prepared analyses during the third and first fiscal quarters, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", to determine if there was impairment of certain excess manufacturing equipment and tooling, primarily for TSA suspensions. The analyses resulted in impairment charges based on the difference between the carrying value and the estimated fair value of these assets. Fair value was based on discounting estimated future cash flows for assets grouped at the lowest level for which there were identifiable cash flows at a discount rate commensurate with the risks involved.

         ii)  Severance Charges

During quarter three, the Company terminated approximately 950 employees in its workforce, including direct positions at our Eau Claire site and indirect positions in its administrative, development and manufacturing support areas at all plant sites. This workforce reduction resulted in a charge for severance costs of $3,745,000. As of June 25, 2000, the full amount of these severance costs had been paid. During quarter one, the Company terminated approximately 250 employees in its workforce, including indirect positions in its administrative, development and manufacturing support areas at all plant sites. This workforce reduction resulted in a charge for severance costs of $3,000,000. The full amount of these severance costs has been paid.

(3)  BUSINESS AND CUSTOMERS

The Company is the world's leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. The Company also is evaluating other product opportunities in the medical devices market but does not expect any medical-related revenue in fiscal 2000. A breakdown of customer sales is as follows:


                                                       Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                                 --------------------------------      --------------------------------
                                                    June 25,         June 27,             June 25,         June 27,
Percentage of Net Sales                               2000             1999                 2000             1999
-----------------------                          ---------------  ---------------      ---------------  ---------------
Five Largest Customers                                84%              69%                  84%              74%
 SAE Magnetics, Ltd./TDK                              29               20                   26               19
 Seagate Technology, Inc.                             17               22                   20               16
 Read-Rite Corporation                                15                5                   12                6
 IBM and affiliates                                   13               10                   14               24
 Alps Electric Co., Ltd.                              10               12                   12                9


(4)  INVENTORIES

At June 25, 2000, all inventories were stated at the lower of first-in, first-out ("FIFO") cost or market. Inventories consisted of the following:

                                                                            June 25,             September 26,
                                                                              2000                   1999
                                                                        ---------------         ---------------
      Raw materials                                                            $10,382                 $15,728
      Work in process                                                            8,628                  13,749
      Finished goods                                                            13,015                  11,672
      LIFO reserve                                                                   -                    (165)
                                                                        ---------------        ---------------
                                                                               $32,025                 $40,984
                                                                        ===============        ===============


Effective September 27, 1999, the Company changed its method of inventory accounting from last-in, first-out ("LIFO") to the FIFO method for determining the cost of inventories. This change was made due to significant permanent declines in inventory conversion costs over the life cycle of substantially all of the Company's products. The permanent declines arise primarily due to technological advances that affect the Company's conversion costs due to productivity gains. In addition, substantially all of the Company's peer group utilizes the FIFO method of accounting for their inventories. The pre-tax cumulative effect of the accounting change was $165,000 and has been included in cost of sales on the accompanying consolidated statement of operations for the thirty-nine weeks ended June 25, 2000. The effect of this accounting change was not material to the Company's results of operations; therefore, pro forma earnings per share information has not been presented.

(5)  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:



                                                                                          Thirty-Nine Weeks Ended
                                                                                ------------------------------------------
                                                                                    June 25,                June 27,
                                                                                      2000                    1999
                                                                                -----------------        -----------------

Net income (loss)                                                                       ($75,189)                  $19,787
Plus:  interest expense on convertible subordinated notes                                      -                     7,233
Less:  additional profit-sharing and tax expense                                               -                     2,091
                                                                                ----------------         -----------------
Net income (loss) available to common shareholders                                      ($75,189)                  $24,929
                                                                                ================         =================

Weighted average common shares outstanding                                                24,765                    22,371
Dilutive potential common shares                                                               -                     5,931
                                                                                ----------------         -----------------
Weighted average common and diluted shares outstanding                                    24,765                    28,302
                                                                                ================         =================


Basic earnings (loss) per share                                                         ($  3.04)                  $  0.88
Diluted earnings (loss) per share                                                       ($  3.04)                  $  0.88



Potential common shares of 5,625,000 were excluded from the computation above of diluted loss per share for the period ended June 25, 2000, as inclusion of these shares would have been antidilutive.

(6)  INCOME TAXES

The following table details the significant components of the Company's deferred tax assets:



                                                                                     June 25,             September 26,
                                                                                       2000                   1999
                                                                                -----------------       -----------------
Current deferred tax assets:
         Receivable reserves                                                              $ 2,117                 $ 2,489
         Inventories                                                                       10,344                   8,887
         Accruals and other reserves                                                        4,073                   4,642
         Tax credits                                                                          668                     498
                                                                                -----------------       -----------------
            Total current deferred tax assets                                             $17,202                 $16,516
                                                                                -----------------       -----------------

Long-term deferred tax assets (liabilities):
         Property, plant and equipment                                                     19,671                    (209)
         Tax credits                                                                       11,937                  12,903
         Net operating loss carryforwards                                                  35,664                  15,268
         Valuation allowance                                                              (38,057)                (21,619)
                                                                                -----------------       -----------------
             Total long-term deferred tax assets                                           29,215                   6,343
                                                                                -----------------       -----------------

Total deferred tax assets                                                                 $46,417                 $22,859
                                                                                =================       =================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 25, 2000, the Company had unused tax credits and net operating loss carryforwards of $48,269,000, of which $5,458,000 can be carried forward indefinitely and $42,811,000 expire at various dates through 2015. A valuation allowance of $38,057,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of certain tax credits and net operating loss carryforwards.

(7)  LONG-TERM DEBT

Certain of the Company's existing financing agreements contain restrictive financial covenants. As of June 25, 2000, the Company was not in compliance with certain covenants under its financing agreements governing its $65,000,000 senior notes. The Company has since obtained waivers for such non-compliance. The Company anticipates, however, that as of the end of its fourth fiscal quarter it will not be in compliance with such covenants if it cannot obtain amendments that modify these covenants. As a result, all of these senior notes have been classified as a current liability on the accompanying June 25, 2000 condensed consolidated balance sheet until the Company completes negotiations with its lenders and all applicable amendments are obtained.


(8)  SUPPLEMENTARY CASH FLOW INFORMATION


                                                                                          Thirty-Nine Weeks Ended
                                                                                ------------------------------------------
                                                                                    June 25,                June 27,
                                                                                      2000                    1999
                                                                                ------------------       -----------------

Changes in operating assets and liabilities:
         Receivables, net                                                                $ 10,978                $ 10,626
         Inventories                                                                        8,959                 (19,080)
         Prepaid and other                                                                   (319)                 (3,143)
         Accounts payable and accrued liabilities                                         (12,669)                 (5,841)
         Other non-current liabilities                                                     (1,314)                    577
                                                                                -----------------       -----------------
                                                                                         $  5,635               ($ 16,861)
                                                                                =================       =================

Cash paid (refunded) for:
         Interest (net of amount capitalized)                                            $  6,687                $  4,462
         Income taxes                                                                   ($  4,058)              ($  2,023)


Capitalized interest for the thirty-nine weeks ended June 25, 2000 was $2,415,000 compared to $3,996,000 for the comparable period in fiscal 1999.

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

During the past few years, some of the major personal computer makers and hard disk drive manufacturers have transitioned to build-to-order manufacturing, decreasing required disk drive inventory levels. Recent improvements in data density of hard disk drives also enabled disk drive manufacturers to reduce their costs by using fewer components, including suspensions, in each drive. Additionally, improved head-gimbal assembly yields at our customers and shifts in suspension assembly market share on certain programs has, to a lesser extent, decreased demand for our products. Results for fiscal 1999 and the first three quarters of fiscal 2000, therefore, did not show the results we expected, as unit shipments have continued to decline as a result of continued weak demand.

Decreases in the industry's forecast for components, and our resulting lower forecast for suspension assembly demand early in our third fiscal quarter, caused us to suspend photoetching operations at our Eau Claire, Wisconsin plant and consolidate these operations into our Hutchinson, Minnesota plant. This resulted in the elimination of approximately 200 production and support positions at the Eau Claire plant. We also eliminated approximately 750 additional positions across our plants. This workforce reduction resulted in a $3,745,000 charge for severance costs. We also recognized a $12,995,000 write-down of impaired manufacturing equipment and tooling, primarily for our TSA suspensions. These charges were recognized during the third quarter of fiscal 2000.

In light of continued weak demand for suspension assemblies, we terminated 350 employees during the second quarter of fiscal 2000, resulting in a $1,181,000 charge for severance costs.

Late in our first fiscal quarter, our forecast of future suspension assembly demand decreased significantly due to industry forecasts indicating decreases in component counts as a result of data density improvements, extending from the desktop market to server drives. Consequently, we conducted an impairment review to determine if there was impairment of certain excess manufacturing equipment and tooling. The results of the first quarter of fiscal 2000 included a $43,528,000 write-down of impaired manufacturing equipment and tooling, primarily for our TSA suspensions, and a $3,000,000 charge for severance costs for approximately 250 employees terminated during that quarter.

We anticipate that our financial results for the last quarter of fiscal 2000 and subsequent years will be impacted favorably by lower depreciation, lease and labor expenses as a consequence of these first, second and third quarter charges. These charges are expected to produce an estimated annual labor savings of approximately $100,000,000. These charges also are expected to produce savings of depreciation and lease costs of approximately $11,000,000, $13,000,000, $10,000,000, $8,000,000 and $6,000,000 for the fiscal years 2000 through 2004, respectively, and thereafter an aggregate of $6,000,000 in additional savings. With these cost reductions, at current demand levels, we expect to reduce our losses in our fourth fiscal quarter. We currently believe we will continue to have excess capacity, and suspension shipments will remain relatively flat for the foreseeable future, until Internet-related storage growth increases, new applications for disk storage become more widespread or average component counts within disk drives stabilize.

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

We typically allow customers to change or cancel orders on short notice without penalty. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our "just-in-time" inventory hubs, rather than on order backlog. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our market share.

Improvement in our operating margins depends, in part, on the successful management of our corporate infrastructure, our suspension assembly production capacity and our workforce. In fiscal 1999, we brought together product and process development functions in a separate, dedicated development center located at our Hutchinson site to enable us to shorten prototype development cycles and achieve high volume output per manufacturing unit more quickly. During the past twelve months, we consolidated some of our manufacturing operations to make better use of existing equipment and support staff across all of our plants and to reduce costs. In fiscal 2000, we have terminated approximately 1,550 employees as part of our efforts to reduce costs and improve efficiency.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 25, 2000 VS. THIRTEEN WEEKS ENDED JUNE 27, 1999.

Net sales for the thirteen weeks ended June 25, 2000 were $108,663,000, a decrease of $22,594,000 or 17% from the comparable period in fiscal 1999. The decrease was primarily due to lower suspension assembly sales volume.

Gross profit for the thirteen weeks ended June 25, 2000 was $4,238,000, a decrease of $5,155,000 or 55% from the comparable period in fiscal 1999, and gross profit as a percent of net sales decreased from

7% to 4%. This decrease was primarily due to the lower sales volume noted above, offset partially by lower manufacturing labor and benefits expenses as a result of the recent workforce reductions.

Selling, general and administrative expenses for the thirteen weeks ended June 25, 2000 were $13,139,000, an increase of $2,364,000 or 22% over the comparable period in fiscal 1999. The increase was due primarily to the accrual of anticipated fees related to certain financing agreements. As a percent of net sales, selling, general and administrative expenses increased from 8% in the third quarter of fiscal 1999 to 12% in the third quarter of fiscal 2000.

Research and development expenses for the thirteen weeks ended June 25, 2000 were $5,122,000 compared to $6,138,000 for the thirteen weeks ended June 27, 1999. The decrease was primarily due to lower labor expenses and lower spending on equipment and product development. As a percent of net sales, research and development expenses have remained at 5% in the third quarter of fiscal 1999 and in the third quarter of fiscal 2000.

During the third quarter of fiscal 2000, we recorded a charge of $16,740,000 to write down certain assets and record severance costs for approximately 950 employees terminated during the quarter. Components of the charge included a $12,995,000 asset write-down of impaired manufacturing equipment and tooling, primarily for our TSA suspensions, and $3,745,000 of severance costs. See Note 2, "Asset Impairment and Other", in the notes to the condensed consolidated financial statements.

Interest expense for the thirteen weeks ended June 25, 2000 was $3,287,000, an increase of $694,000 from the comparable period in fiscal 1999, primarily due to a decrease in capitalization of interest of $717,000.

Other income, net, for the thirteen weeks ended June 25, 2000 was $3,492,000, an increase of $334,000 from the comparable fiscal 1999 period. The increase was primarily due to an increase in interest income as a result of higher investment yields in the short-term markets.

The income tax benefit for the thirteen weeks ended June 25, 2000 was based on an estimated effective tax rate for the fiscal year of 25% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of our Foreign Sales Corporation. We adjusted our effective tax rate for the year from 29% to 25% during the second quarter of fiscal 2000. This was a result of forecasting a larger loss for fiscal 2000 than previously anticipated.

Net loss for the thirteen weeks ended June 25, 2000 was $22,919,000, compared to a net loss of $5,494,000 for the comparable period in fiscal 1999. The decrease was primarily due to the charge discussed above and the lower suspension assembly sales volumes, as noted above. As a percent of net sales, net income
(loss) decreased from (4)% to (21)%.

THIRTY-NINE WEEKS ENDED JUNE 25, 2000 VS. THIRTY-NINE WEEKS ENDED JUNE 27, 1999.

Net sales for the thirty-nine weeks ended June 25, 2000 were $343,423,000, a decrease of $95,475,000 or 22% from the comparable period in fiscal 1999. This decrease was primarily due to lower suspension assembly sales volume and lower average selling prices. In the first half of fiscal 1999, higher average selling prices were largely due to premium pricing on a particular program that required an accelerated production ramp.

Gross profit for the thirty-nine weeks ended June 25, 2000 was $16,663,000, compared to $79,368,000 for the comparable period in fiscal 1999, and gross profit as a percent of net sales decreased from 18% to 5%. This decrease was primarily due to the lower sales volume and average selling prices described above and lower suspension assembly production volume, offset partially by lower manufacturing labor and benefits expenses as a result of the recent workforce reductions.

Selling, general and administrative expenses for the thirty-nine weeks ended June 25, 2000 were $37,384,000, an increase of $1,563,000 or 4% from the comparable period in fiscal 1999. The increased expenses were due primarily to the accrual of anticipated fees related to certain financing agreements. As a percent of net sales, selling, general and administrative expenses increased from 8% for the thirty-nine weeks ended June 27, 1999 to 11% for the thirty-nine weeks ended June 25, 2000.

Research and development expenses for the thirty-nine weeks ended June 25, 2000 were $16,300,000 compared to $17,184,000 for the thirty-nine weeks ended June 27, 1999. The decrease was primarily due to lower spending on equipment and product development and lower labor expenses, offset partially by higher medical product development expenses. As a percent of net sales, research and development expenses increased from 4% for the thirty-nine weeks ended June 27, 1999 to 5% for the thirty-nine weeks ended June 25, 2000.

During the first quarter of fiscal 2000, we recorded a charge of $46,528,000 to write down certain assets and record severance costs for approximately 250 employees terminated during the quarter. Components of the charge included a $43,528,000 asset write-down of impaired manufacturing equipment and tooling, primarily for our TSA suspensions, and $3,000,000 of severance costs. During the third quarter of fiscal 2000, we recorded a charge of $16,740,000 to write down certain assets and record severance costs for approximately 950 employees terminated during the quarter. Components of the charge included a $12,995,000 asset write-down of impaired manufacturing equipment and tooling, primarily for our TSA suspensions, and $3,745,000 of severance costs. See Note 2, "Asset Impairment and Other", in the notes to the condensed consolidated financial statements.

Interest expense for the thirty-nine weeks ended June 25, 2000 was $9,776,000, an increase of $2,046,000 from the comparable period in fiscal 1999, primarily due to a decrease in capitalization of interest of $1,581,000.

Other income, net, for the thirty-nine weeks ended June 25, 2000 was $9,813,000, an increase of $3,399,000 from the comparable fiscal 1999 period. This increase was primarily due to an increase in interest income as a result of higher investment yields in the short-term markets.

The income tax benefit for the thirty-nine weeks ended June 25, 2000 was based on an estimated effective tax rate for the fiscal year of 25% which was below the statutory federal rate primarily due to the large portion of sales that qualifies for the benefit of our Foreign Sales Corporation. We adjusted our effective tax rate for the year from 29% to 25% during the second quarter of fiscal 2000. This was a result of forecasting a larger loss for fiscal 2000 than previously anticipated.

Net loss for the thirty-nine weeks ended June 25, 2000 was $75,189,000, compared to net income of $19,787,000 for the comparable period in fiscal 1999. The decrease was primarily due to the charges discussed above and to lower suspension assembly sales and production volumes, as noted above. As a percent of net sales, net income (loss) decreased from 5% to (22)%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. As of June 25, 2000, we had a $50,000,000 credit facility secured by our accounts receivable and inventory, an outstanding letter of credit under this facility of $800,000 as security for our variable rate demand note, and $200,000 outstanding (which has since been paid) under the facility's working capital line for reimbursement obligations also in connection with our variable rate demand note. No other amounts were outstanding under the credit facility at June 25, 2000. The amount we can borrow under this credit facility is limited by the levels of our accounts receivable and inventory balances. As of June 25, 2000, approximately $48,000,000 of borrowing capacity was available to us.

Our cash and cash equivalents increased from $98,820,000 at September 26, 1999 to $107,312,000 at June 25, 2000. Our securities available for sale decreased from $139,402,000 to $116,499,000 during the same period. Overall, this reflects a $14,411,000 decrease in our cash and cash equivalents and securities available for sale. This decrease was primarily due to the timing of receipt of certain accounts receivable. We generated cash from operating activities of $41,039,000 for the thirty-nine weeks ended June 25, 2000.

Cash used for capital expenditures totaled $54,216,000 for the thirty-nine weeks ended June 25, 2000. We currently anticipate spending approximately $75,000,000 during fiscal 2000 primarily for continued equipment improvements to meet advanced product specifications, new program tooling, automated vision inspection equipment and the purchase of certain leased equipment in connection with early termination of equipment leases. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents and/or securities available for sale. We currently anticipate capital expenditures to decline from fiscal 2000 to fiscal 2001.

As more fully described below, as of June 25, 2000, we were not in compliance with certain financial covenants in some of our existing financing agreements. We have obtained waivers through September 22, 2000 for such non-compliance in connection with financing agreements governing our senior notes. We are currently in negotiation to obtain amendments to these and other financing agreements. See further discussion below and Note 7, "Long-Term Debt", in the accompanying condensed consolidated financial statements.

We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations and credit facility will be sufficient to meet our operating expenses, obligations to purchase equipment in connection with equipment lease terminations, capital expenditures and debt service requirements, including possible repayment of obligations under certain of our
financing agreements, as more fully described below, through fiscal 2001.   We
may require additional financing to meet our capital requirements beyond fiscal 2001, dependent on market conditions, including the growth of Internet-related storage and new applications for disk storage. We will pursue additional debt or equity financing to supplement our current capital resources if needed. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all.


COVENANT VIOLATIONS UNDER CERTAIN FINANCING AGREEMENTS

Certain of our existing financing agreements contain restrictive financial covenants. As of June 25, 2000, we were not in compliance with covenants regarding fixed charge coverage and interest coverage ratios under certain of our financing agreements, as more fully described below, because of our operating results in fiscal 1999 and in the first three quarters of fiscal 2000.

As of June 25, 2000, we were not in compliance with covenants regarding fixed charge coverage ratios in connection with our $25,000,000 outstanding July 2003 senior notes, our $15,000,000 outstanding February 2004 senior notes and our $25,000,000 outstanding November 2004 senior notes. We have obtained waivers through September 22, 2000 for covenant violations in connection with our senior notes financing agreements. We are currently negotiating with the holders of our senior notes to amend the applicable agreement provisions, but have not reached agreement. Although we obtained waivers relating to these covenant violations in connection with our third fiscal quarter, we anticipate that as of the end of our fourth fiscal quarter we will not be in compliance with these covenants if we cannot obtain amendments that modify these covenant provisions. As a result, we have classified the senior notes as current liabilities on the accompanying June 25, 2000 condensed consolidated balance sheet. If amendments to these agreements are not completed by September 22, 2000, or if the waivers are not extended beyond this date, we will be in default under these agreements.

As of June 25, 2000, we were not in compliance with the interest coverage ratio covenant in our Master Lease Agreement with General Electric Capital Corporation ("GECC") and six additional lessors to whom GECC previously assigned certain of its interests under the master lease. We have approximately $28,000,000 in remaining obligations during the initial term of the master lease. We have completed an agreement to terminate the interests of one lessor by our purchase of the equipment that it leases to us, and are currently negotiating with another lessor to terminate its interests, but have not reached agreement. We have agreed in principle with all remaining lessors to the basic terms of a master lease amendment providing for the issuance of letters of credit under our credit facility to support our obligations under the master lease. We have not, however, completed and executed definitive documentation. We anticipate that our obligations under the master lease to the remaining lessors will be classified as obligations under capital leases on our condensed consolidated balance sheet as of the end of our fiscal 2000 fourth quarter. Failure to reach agreement with all lessors, and complete applicable documentation to modify our covenant obligations under the master lease, may result in a default under the master lease.

As of June 25, 2000, we were not in compliance with the fixed charge coverage ratio covenant in our Subordination, Non-Disturbance, Attornment and Estoppel Agreement with the lessor and the mortgagee of our Eau Claire, Wisconsin assembly manufacturing building, an agreement that we entered into in connection with a 1996 sale/leaseback transaction. We are currently negotiating with the mortgagee to amend the subordination agreement and with the lessor to amend the terms of the lease, but have not reached agreement. Our failure to comply with this covenant has resulted in an event of default under the mortgage between the lessor of our Eau Claire building and its lender, the mortgagee, who may direct the lessor to declare an event of default under our lease. We have the right, under the terms of the subordination agreement, to purchase the lessor's $15,500,000 original principal amount note that is secured by the mortgage. If we do not exercise this right, the mortgage could be foreclosed and the lease extinguished and/or the lessor could declare an event of default under the lease, with the lessor seeking to terminate the lease.

We cannot be sure that we will be successful in negotiating amendments to our financing agreements, or amendments of, or termination of interests under, the master lease or amendments to the Eau Claire building lease and related subordination agreement, or that any of these amendments or terminations will contain terms that are acceptable to us. If we fail to obtain these amendments or terminations, we may be in default under these agreements and our financial condition and results of operations may be materially adversely affected.

MARKET TRENDS AND CERTAIN CONTINGENCIES

We expect the expanding use of personal computers, enterprise computing and storage, increasingly complex software and the emergence of new applications for disk storage, such as Internet-related storage, digital video recording and digital cameras, will continue to increase disk drive demand for the foreseeable future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, increases in data density and other technological advances, changes in disk drive inventory levels, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Recent improvements in data density of hard disk drives, extending from the desktop market to server drives, has reduced unit shipments of suspension assemblies, and we expect suspension assembly shipments will remain relatively flat for the foreseeable future until Internet-related storage growth increases, new applications for disk storage become more widespread, or average component counts within disk drives stabilize.

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

FORWARD-LOOKING STATEMENTS

The statements above under the headings "General" and "Market Trends and Certain Contingencies" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, manufacturing capacity and yields and selling prices, the statements above under the heading "General" about anticipated operating results and cost reduction efforts, the statements above under the heading "Liquidity and Capital Resources" about capital expenditures and capital resources and the statements above under the heading "Covenant Violations Under Certain Financing Agreements" about covenant violations and the consequences of failure to comply with or amend financing agreement covenants, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including slower or faster customer acceptance of our new products, fluctuating order rates, difficulties in producing our TSA suspensions and variations of our TSA suspensions, difficulties in managing capacity, changes in manufacturing efficiencies, difficulties in obtaining covenant amendments, and possible repayment obligations in our existing financing agreements, and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our credit facility with The CIT Group/Business Credit, Inc. carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the credit facility, interest expense would increase or decrease accordingly. At June 25, 2000, there was $200,000 of such outstanding borrowings under the credit facility, which has since been paid, in connection with reimbursement obligations for our variable rate demand note ("Note"). Our Note also carries interest rate risk that is generally related to the 91-day U.S. treasury bill interest rate. At June 25, 2000, the outstanding principal amount of the Note was $800,000, which was subject to an interest rate of 4.65%.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At June 25, 2000, we had fixed rate debt of $216,725,000.

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

         3.2      Restated By-Laws of HTI (incorporated by reference to Exhibit
                  3.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96), and Amendments to Restated By-Laws of HTI dated 7/19/00.

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

         4.5 Rights Agreement dated as of 7/19/00 by and between HTI and Wells Fargo Bank Minnesota, N.A. (incorporated by reference to
                  Exhibit 1 to HTI's Registration Statement on Form 8-A, filed 7/24/00).

         27.1     Financial Data Schedule.

         B)       REPORTS ON FORM 8-K.

         No Current Reports on Form 8-K were filed by the Company during the thirteen weeks ended June 25, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HUTCHINSON TECHNOLOGY INCORPORATED


Date:  August 14, 2000               By /s/Wayne M. Fortun
      -----------------                  ---------------------------------------
                                         Wayne M. Fortun
                                         President and Chief Executive Officer



Date:  August 14, 2000               By  /s/John A. Ingleman
      -----------------                  ---------------------------------------
                                         John A. Ingleman
                                         Vice President, Chief Financial Officer
                                              and Secretary

                                INDEX TO EXHIBITS


 Exhibit
   No.                                                                Page
 ------                                                          --------------

  3.2          Amendments to Restated By-Laws                    Electronically
                                                                     Filed

  27.1         Financial Data Schedule                           Electronically
                                                                     Filed