Form 10-K405
period 2000-09-24
HUTCHINSON TECHNOLOGY INC
filed 2000-12-20
CIK 772897

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]           Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Fiscal Year Ended September 24, 2000
                                       or
[ ]         Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
            For the Transition Period From __________ to __________.

                         Commission file number 0-14709

                       Hutchinson Technology Incorporated
             (Exact name of registrant as specified in its charter)


           Minnesota                                      41-0901840
----------------------------------------        --------------------------------
(State or other jurisdiction of                        (I.R.S. employer
 incorporation or organization)                       identification no.)

       40 West Highland Park
       Hutchinson, Minnesota                                55350
----------------------------------------        --------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 5, 2000 was $422,456,088.20, based on the closing sale price for the registrant's common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of December 5, 2000 the registrant had 24,850,215 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated December 20, 2000 for the annual meeting of shareholders to be held January 31, 2001 are incorporated by reference in Part III.

                           FORWARD-LOOKING STATEMENTS

The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business," "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to risks and uncertainties, including those discussed under "Risk Factors" on pages 7-13 and "Forward-Looking Statements" on page 20 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES

ITEM 1. BUSINESS

Unless otherwise indicated, references to "2001" means HTI's fiscal year ending September 30, 2001, references to "2000" mean HTI's fiscal year ended September 24, 2000, references to "1999" mean HTI's fiscal year ended September 26, 1999 and references to "1998" mean HTI's fiscal year ended September 27, 1998.

OVERVIEW

Hutchinson Technology Incorporated ("HTI") was incorporated in 1965 in Minnesota. HTI is the world's leading supplier of suspension assemblies for hard disk drives. HTI estimates that it produces a majority of all suspension assemblies sold to disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. Suspension assemblies are critical components of hard disk drives that hold the recording heads in position above the spinning magnetic disks. HTI's suspension assemblies are manufactured with proprietary technology and processes to uniform and precise specifications that are critical to maintaining the necessary microscopic clearance between the head and disk. During 2000, HTI shipped approximately 488 million suspension assemblies of all types. HTI is a supplier to nearly all domestic and many foreign-based users of suspension assemblies, including Alps, IBM and its affiliates, Maxtor, Quantum, Read-Rite, SAE Magnetics/TDK and its affiliates, Samsung, Seagate Technology, Toshiba and Western Digital. HTI developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment, and has maintained this position through multiple technological transitions in the disk drive industry over the past decade.

HTI is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. HTI's TSA suspension assemblies are designed to satisfy both the electrical connectivity requirements of the disk drive industry as well as the changing market demands and performance standards required by its customers. TSA suspensions incorporate thin electrical conductors in the suspension itself which replace the fine wires used to connect the recording head to the drive's electronic circuitry. HTI's TSA suspensions are being widely adopted within the disk drive industry, as TSA suspensions offer customers opportunities to enhance drive performance by eliminating wires that interfere with the recording head's flying performance. HTI's TSA suspensions also enable customers to improve yields and throughput, eliminate manufacturing steps and adopt automated assembly processes, all of which lower their overall costs of production and improve production efficiencies. In 2000, HTI shipped approximately 299 million TSA suspensions. HTI believes its TSA suspension has become a disk drive industry standard platform onto which additional features currently in development can be integrated.

INDUSTRY BACKGROUND

In its August 2000 report, International Data Corporation ("IDC") estimated that total revenue in the disk drive industry (defined as unit shipments multiplied by the midyear average unit price paid by OEMs for quantity 1000+ contracts) would be approximately $25.2 billion in 2000 and grow to approximately $27.8 billion in 2002. Disk drive industry growth has been driven by such factors as the growing use of desktop PCs, workstations, portable computers and enterprise computing and storage, the increasing amount of memory required for software program storage and the continuing accumulation of data. In its April 2000 report, TrendFOCUS stated that desktop PCs and servers are expected to grow at 17.5% and 12% average annual growth rates, respectively, from 1999 to 2003. IDC's report estimates that hard disk drive unit shipments will grow at a compound annual growth rate of 16.5% from 1999 to 2004.

The demand for additional storage capacity, including storage-area networks ("SAN") and network-attached storage devices ("NAS"), is stimulated by the expansion of storage-intensive data warehousing, Internet and intranet applications and the increasing use of disk drives for non-computer applications such as digital video recording, information appliances, digital cameras, gaming consoles, voice mail and video data and auto-navigation and global positioning systems ("GPS"). According to its August 2000 report, IDC estimated that annual shipments of disk drives would reach approximately 203 million in 2000 and grow to approximately 279 million in 2002. In addition, industry transitions in head technology, such as from thin film inductive recording heads to magneto-resistive ("MR") and giant magneto-resistive ("GMR") heads, and from nano heads to the smaller pico heads, historically have reduced initial production yields of the head and disk drive manufacturers. Because a significant portion of head yield reduction occurs after the head is bonded onto the suspension assembly, low yields often result in increased demand for suspension assemblies in order to achieve desired disk drive shipment levels. As yields improve, as in 1999 and 2000, demand for suspension assemblies diminishes.

The disk drive industry is volatile and from time to time experiences downturns. See "Risk Factors - Fluctuations in Operating Results." Data density improvements also can result in reducing the average number of suspensions required per drive. During 2000, HTI estimates that continuing rapid improvements in data density, the amount of data which can be stored on magnetic disks, together with improvements in disk drive manufacturing made possible by HTI's TSA suspensions themselves, reduced the average number of suspensions required per drive from approximately 4.5 in 1999 to approximately 3.3 in 2000. Total HTI shipments during 2000 decreased from approximately 583 million suspension assemblies of all types during 1999 to approximately 488 million in 2000. HTI believes that this reduction in its demand in 2000 was due primarily to decreases in component counts in disk drives because of data density improvements. HTI believes its suspension assembly demand in 2000 also decreased due to improved yields at its customers and shifts in its share of certain drive programs. HTI believes that ongoing technological advances will continue to reduce the average number of disk drive components, including suspensions, per drive.

HTI does not believe that end user demand for storage capacity, however, has slowed significantly, as rapidly evolving technology and computer applications continue to require storage devices with increased capacity and functionality. HTI currently anticipates that demand for suspensions for the foreseeable future will remain relatively flat until average component counts within disk drives stabilize or increase, or its share of certain drive programs increases, or until Internet-related storage growth increases or new applications for disk storage become more widespread. HTI continually monitors technological developments in the data storage arena and does not believe there has been a fundamental shift in technology away from disk drive storage. On an ongoing basis, HTI reviews technological threats to the disk drive market and utilizes various universities, consortiums and industry participants to provide additional third-party insights. HTI believes disk drives will remain the dominant data storage technology for the foreseeable future.

All hard disk drives incorporate the same basic technology. The principal components of a hard disk drive are recording disk media, a motor assembly, the control electronics and a head stack assembly. A head stack assembly consists of multiple magnetic recording heads attached by suspension assemblies to the actuator arm. Each disk drive contains one or more (up to twelve) hard disks attached to a motor assembly that rotates the disks at high speeds in extremely close proximity to the magnetic recording heads, each of which is attached to a suspension assembly. In certain low-cost drives, first introduced in 1999, only one side of one disk is used, resulting in the need for only one recording head, and one suspension, in the drive. Typically two recording heads (one for each side of the disk), and therefore two suspension assemblies, are used with each disk in the disk drive.

Suspension assemblies are critical to disk drive performance and reliability. The design of suspension assemblies is driven by the increasing performance requirements of new disk drives, principally reduced data access time, increased data density, smaller recording heads and technology incorporated in the type of recording head used. Technological advances in disk drives generally require suspension assemblies with specialized design, expanded functionality and greater precision. One of the major determinants of disk drive performance and data storage capacity is the microscopic height at which the magnetic head "flies" above the disk. Suspension assemblies hold the magnetic recording heads in position and are a significant factor in controlling the critical flying height of the head above the disk and maintaining the position of the head on the tracks of data. A typical nominal flying height is less than one millionth of an inch (a sheet of paper is approximately 3,000 millionths of an inch thick).

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

The following table shows, for each of 2000, 1999 and 1998, the relative contribution to net sales in millions of dollars and percentages of each product category:

                            2000                1999                  1998
                      --------------      ----------------      --------------
                      AMOUNT      %       AMOUNT        %       AMOUNT      %
                      ------     ---      -------      ---      ------     ---
Suspension
      Assemblies      $455.1      99%     $557.8        96%     $390.9      96%
Other                    4.5       1        22.5         4        16.7       4
                     -------     ---      ------       ---      ------     ---
Total Net Sales       $459.6     100%     $580.3       100%     $407.6     100%
                     =======     ===      ======       ===      ======     ===

See Note 11 to the consolidated financial statements contained in Item 14 herein for a distribution of revenue by geographic area for each of 2000, 1999 and 1998. See also Eleven-Year Selected Financial Data.

During 2000, HTI shipped approximately 488 million suspension assemblies of all types. HTI has developed significant proprietary capabilities in the design and production of suspension assemblies for both current and emerging disk drive designs. HTI has been in the forefront of industry technology transitions by developing improved suspension assemblies in anticipation of several market shifts to new generations of smaller magnetic heads (mini-to-micro, micro-to-nano and nano-to-pico). HTI currently has the capability to produce multiple variations of suspension assemblies based on several standard designs. This capability permits HTI to assist customers' design efforts and to rapidly modify its standard designs to meet the varied and changing requirements of specific customers. To help develop prototype suspensions, HTI maintains a test laboratory and computerized systems to simulate and analyze suspension designs. HTI's ability to predict and modify suspension assembly performance is especially important in developing suspensions for high capacity drives and drives with low access times.

TSA SUSPENSION ASSEMBLIES - HTI's TSA suspensions are being widely adopted within the disk drive industry. These suspensions integrate into the suspension thin electrical conductors that connect directly with the recording head. The integral etched copper leads of the TSA suspension are pre-positioned on the suspension assembly from the head region through the length of the suspension and, in some cases, along the actuator. Electrical integration is a key feature of suspension assemblies as disk drive manufacturers continue to make the transition to smaller and/or more advanced recording heads. HTI believes features of its current TSA suspensions, such as extended electrical leads, as well as additional features currently in development, will result in improved yields and increased throughput for its customers. These performance advantages of HTI's TSA suspensions command a higher sale price than HTI's conventional suspensions.

In 2000, HTI shipped approximately 299 million TSA suspensions. TSA suspensions accounted for approximately 16% of HTI's 1998 unit shipments, approximately 41% of HTI's 1999 unit shipments, and approximately 61% of HTI's 2000 unit shipments. HTI expects them to account for approximately 75% of its total unit shipments during 2001.

TSA suspension assemblies are adaptable to future developments in disk drive design and manufacturing. Variations of TSA suspension assemblies now in development by HTI offer promising solutions to the challenges posed by increasing data density. As the number of data tracks per disk increases to achieve increased data density, recording heads must be positioned above data tracks with more precision than current disk drive technology allows. HTI is developing high-performance suspensions that reduce positioning variations, and HTI's "aTSA" suspension incorporates a second stage actuator to provide additional precision required to properly position the head over a data track as track densities increase. Similarly, an increase in data density achieved by increasing the number of data bits recorded per linear inch on each data track will require preamplification to improve data transfer signals as bit density increases. Electrical termination pads are incorporated in HTI's "cTSA" suspension to provide a means of positioning a preamplifier closer to the recorded data to reduce the signal to noise problem. Additional variations for other TSA suspension products also are in development.

CONVENTIONAL SUSPENSION ASSEMBLIES - In 2000, HTI shipped approximately 189 million conventional suspension assemblies, as compared to 343 million in 1999 and 433 million in 1998. Conventional suspension assemblies do not provide the electrical connectivity features of a TSA suspension. HTI expects that the number of conventional suspension assemblies that it produces will continue to diminish, and expects conventional suspension assemblies to account for approximately 25% of its total unit shipments during 2001.

OTHER PRODUCTS - To further assure customers that the TSA suspensions they require for their products will be readily available when and where they are needed, HTI manufactures and sells to competitive suspension assembly manufacturers etched and stamped component-level parts, such as load beams, base plates and flexures for both conventional and TSA suspensions. HTI also is engaged in the development of product opportunities in the medical device and other markets, including a monitor that measures tissue oxygen saturation. HTI expects to begin marketing this product in Europe and the United States in 2001, but does not expect it to generate significant revenue in 2001. See "Risk Factors - Product Development and Introduction."

MANUFACTURING

HTI's manufacturing strategy focuses on enhancing its ability to reliably produce suspension assemblies in high volume and with the precision required by its customers. HTI has developed advanced process and measurement systems and automated production equipment. HTI has adopted an integrated manufacturing approach that closely couples design, tooling and manufacturing, which has facilitated the development, implementation and high-volume production of new suspension assembly products. HTI believes that its integrated approach gives it a competitive advantage in quickly supplying suspension prototypes and commencing volume manufacturing. This manufacturing approach also allows HTI to rapidly shift tooling in its suspension assembly production units to respond to fluctuating product mix and thereby minimize the size of its finished goods inventory.

A suspension assembly consists of two to four components that are laser-welded together. TSA suspension assemblies also incorporate electrical leads which provide electrical connection from the recording head to the disk drive's electronic circuitry. Alignment, adjustment and freedom from imperfections and contaminants are of critical importance. HTI's products require several manufacturing processes, each dependent on different technical disciplines, to ensure the high degree of precision and process control necessary to meet strict customer tolerances and other requirements. HTI has developed sophisticated proprietary manufacturing processes and controls, and related equipment, which are essential to the precision and reliability of its products. The manufacturing processes employed by HTI include photoetching, stamping, plasma etching, plating, precision forming, laser welding and ultra-cleaning. The photoetching of the components, the laser-welding operations which fuse the components together and subsequent processing steps are subject to stringent specifications and controls. HTI monitors and controls these processes through real-time statistical process analysis to track critical parameters and take corrective action as required.

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

RESEARCH AND DEVELOPMENT

HTI participates in an industry that is subject to rapid technological change, and its ability to remain competitive depends on, among other things, its ability to anticipate such change and to continue its close working relationships with the engineering staffs of its customers. As a result, HTI has devoted and will continue to devote substantial resources to product development and process engineering efforts. As of September 24, 2000, HTI employed 634 engineers and technicians who are responsible for implementing new technologies as well as process and product development and improvements. Expenditures for these activities in 2000, 1999 and 1998 amounted to approximately $53,906,000, $56,638,000 and $52,235,000, respectively. Of those amounts, HTI classified approximately $21,433,000, $23,106,000 and $20,360,000, respectively, as research and development expenses.

HTI's current research and development efforts are principally directed to continuing the development of its TSA suspension assemblies and related follow-on features to meet ongoing technological advances in the disk drive industry, including changing head size, improved data density, performance standards and electrical connectivity requirements for disk drives, as well as manufacturing process improvements.

HTI also is engaged in the development of product opportunities in the medical device and other markets, including a monitor that measures tissue oxygen saturation. In 1999, HTI finalized the design of a second-generation monitor that incorporates several design improvements to enhance the monitor's operation in a variety of settings. This monitor is the subject of multiple research studies at hospitals and universities, and HTI expects to submit this product for FDA market clearance in the first half of 2001. For 2000, 1999 and 1998, research and development expenses allocated to development of these product opportunities were approximately $4,432,000, $2,757,000 and $3,190,000, respectively. See "Risk Factors - Product Development and Introduction."

CUSTOMERS AND MARKETING

HTI's products are sold principally through its own eleven-member account management team operating primarily from its headquarters in Hutchinson, Minnesota. Through a subsidiary, HTI has one account manager and seven technical representatives in Asia. HTI's products are sold to original equipment manufacturers for use in their products and to subassemblers who sell to original equipment manufacturers. HTI's account management team is organized by individual customer and contacts are typically initiated with both the customer's purchasing agents and its engineers. HTI's engineers and account management team together actively participate in the selling process and in maintaining customer relationships.

In 1999, HTI implemented the use of "just-in-time" (JIT) inventory hubs in Hong Kong, the People's Republic of China and Thailand, near the major production centers of certain individual customers. In 2000, HTI added JIT inventory hubs in Japan and Singapore. As customers have shifted to build-to-order manufacturing, HTI's account management team, together with HTI personnel assigned to each JIT hub, regularly exchange information with each customer to assure that the customer's inventory requirements are met.

HTI is a supplier to nearly all domestic and many foreign-based manufacturers of hard disk drives and recording heads used in such drives. The following table shows HTI's five largest customers for 2000 as a percentage of net sales.

                  SAE Magnetics, Ltd/TDK.......      26%
                  Seagate Technology, Inc......      19%
                  IBM and affiliates...........      15%
                  Read-Rite Corporation........      14%
                  Alps Electric Co., Ltd.......      13%

Sales to HTI's five largest customers constituted 87%, 82% and 84% of net sales, respectively, for 2000, 1999 and 1998. Significant portions of HTI's revenue may be indirectly attributable to large manufacturers of disk drives, such as Maxtor Corporation, Quantum Corporation, Toshiba Corporation and Western Digital Corporation, which may purchase recording head assemblies from several different recording head manufacturers that utilize HTI's suspension assemblies.

HTI expects to continue to depend upon a limited number of customers for a substantial majority of its sales, given the relatively small number of hard disk drive and recording head manufacturers. HTI's results of operations could be adversely affected by reduced requirements of its major customers.

Sales to foreign-based enterprises totaled $257,324,000, $272,129,000 and $167,767,000 for 2000, 1999 and 1998, respectively. Sales to foreign subsidiaries of U.S. corporations totaled $155,422,000, $144,120,000 and $47,885,000 for 2000, 1999 and 1998, respectively. The majority of these sales were to the Pacific Rim region. In addition, HTI has significant sales to U.S. corporations which use HTI's products in their offshore manufacturing sites.

BACKLOG

HTI's sales are generally made pursuant to purchase orders rather than long-term contracts. HTI's backlog of purchase orders was approximately $90,424,000 at September 24, 2000, as compared to $85,837,000 at September 26, 1999. Such purchase orders may be changed or cancelled by customers on short notice without penalty. In addition, HTI believes that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Accordingly, HTI does not believe that backlog should be considered indicative of sales for any future period.

COMPETITION

HTI believes that the principal factors of competition in the suspension assembly market include time to market, product quality, design expertise, reliability of volume supply and price. HTI estimates that it produces a majority of all suspension assemblies sold to disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. HTI's principal competitors are K. R. Precision Co. ("KRP"), Magnecomp Corporation and Nihon Hatsujo Kabusikigaisha ("NHK"). In addition, Fujitsu Limited, a drive manufacturer, fabricates its own suspension assemblies for use in its own products. The electrical interconnect features of HTI's TSA suspensions also face competition from wireless interconnection technologies, such as deposition circuitry and flexible circuitry, which are being used in drive production. Although there can be no assurance that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies, HTI believes that the number of entities that have the technical capability and capacity for producing precision suspension assemblies in large volumes will remain small.

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

INTELLECTUAL PROPERTIES

Certain equipment, processes, information and knowledge generated by HTI and utilized in the manufacture of its products are regarded as proprietary by HTI and are protectable under applicable trade secret, copyright and unfair competition laws. In addition, if HTI believes it has made inventions in manufacturing equipment, products and processes for making products where patents might enhance HTI's position, patents have been and will continue to be pursued in the U.S. and in other countries. As of September 24, 2000, HTI held 97 U.S. patents and 14 foreign patents, and had 52 patent applications pending in the U.S. and 49 patent applications pending in other countries. Within HTI, intellectual property protection of trade secrets is achieved through physical security measures at HTI's facilities as well as through non-disclosure and non-competition agreements with all employees, confidentiality policies, and non-disclosure agreements with consultants, strategic suppliers and customers. See "Risk Factors - Intellectual Properties."

HTI has entered into licensing and cross-licensing agreements under HTI's patents and patent applications allowing certain competitors to produce certain of HTI's products in return for either royalty payments or cross-license rights.

HTI and certain users of HTI's products have from time to time received, and may in the future receive, communications from third parties asserting patents against HTI or its customers that may relate to certain of HTI's manufacturing equipment or products or to products that include HTI's products as a component. HTI is currently a party to the litigation described below under the heading "Item 3. Legal Proceedings." In addition, certain of HTI's customers have been sued on patents having claims closely related to products HTI sells. HTI expects that, as the number of patents issued continues to increase, and as HTI grows, the volume of intellectual property claims could increase. See "Risk Factors - Intellectual Properties."

EMPLOYEES

As of September 24, 2000, HTI had 4,729 regular employees, 2,214 of whom were working at HTI's Hutchinson, Minnesota plant, 954 of whom were working at HTI's Sioux Falls, South Dakota plant, 1,373 of whom were working at HTI's Eau Claire, Wisconsin plant, 169 of whom were working at HTI's Plymouth, Minnesota plant, and 19 of whom were working overseas. HTI's ability to conduct its business would be impaired if a significant number of its specialized employees were to leave and could not be replaced by comparable personnel. The locations of HTI's plants and the broad span and complexity of technology encompassed by HTI's products and processes limit the number of qualified engineering and other candidates for key positions. HTI expects that internal training will continue to be the primary avenue for the development of key employees.

None of HTI's employees is subject to a collective bargaining agreement, and HTI has experienced no work stoppages. HTI believes that its employee relations are good.

RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS - This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates and projections about the disk drive industry, and our beliefs and assumptions. We intend words such as "anticipates," "expects," "intends," "plans," "believes," "estimates" and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the following risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Annual Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

FLUCTUATIONS IN OPERATING RESULTS - Our past operating results, and our gross margins, have fluctuated from fiscal period to period. We expect our future operating results and gross margins will continue to fluctuate from fiscal period to period. These fluctuations may be caused by:

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

-    changes in our infrastructure costs, and how we control them

-    changes in our manufacturing yields

-    long disruptions in operations at any of our plants for any reason

-    changes in the cost of, or limits on, available materials and labor

Since 1999, data density improvements, together with improvements in disk drive manufacturing made possible by our TSA suspensions themselves, resulted in drive manufacturers reducing the suspensions required per drive more quickly than we anticipated, offsetting somewhat the continuing growth in demand for storage. As a consequence, our operating results in 2000 were impacted negatively. We believe data density improvements will continue to impact demand for disk drive components. If customer demand for suspension assemblies weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected.

We rapidly expanded our TSA suspension production capacity in 1998, but our high-volume production of TSA suspensions was not profitable in that fiscal year. Our production inefficiencies resulted in significantly lower gross margins, which adversely affected our operating results. We have been producing TSA suspension assemblies profitably at the gross margin level since the end of the 1998 fourth quarter, primarily due to higher volumes and productivity gains. Our gross margins in the last half of 1999 and in 2000, however, were reduced by weaker than expected demand, resulting in excess TSA manufacturing capacity, and an expected decline in TSA prices as certain TSA suspension products matured. Our operating results during this time period consequently were impacted negatively.

We typically allow our customers to change or cancel orders without penalty before scheduled shipment. We therefore plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our "just-in-time" inventory hubs. Our forecasts, and customer demand, often fluctuate significantly from week to week.

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

Many of our products are shipped overseas, specifically to the Pacific Rim region. The revenue we earn from these products has qualified for favorable tax treatment. If we stop shipping products overseas, or if the tax laws change to eliminate the favorable tax treatment to which this revenue is subject, our business, financial condition and results of operations could be materially adversely affected.

DEPENDENCE ON HARD DISK DRIVE INDUSTRY - Almost all of our sales depend on the hard disk drive industry. Sales of suspension assemblies accounted for 99% of our net sales in 2000, 96% of our net sales in 1999 and 96% of our net sales in 1998. The hard disk drive industry is intensely competitive and our technology changes rapidly. The industry's demand for components also fluctuates. The hard disk drive industry is volatile, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect suppliers to this industry because hard disk drive manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction.

Yield improvements by head manufacturers and technological advances, such as rapid improvements in data density, also may result in lower drive component demand. Our results of operations have been adversely affected at various times during slowdowns in hard disk drive industry demand for components. In 2000, our results of operations were impacted negatively due to increases in data densities that reduced the industry's demand for components, as well as improved yields at our customers and shifts in our share of certain drive programs. Our results of operations could be materially adversely affected if the reduction in the industry's component demand continues long-term or a future significant slowdown in the industry occurs.

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

- suspensions that incorporate second stage actuators to improve head positioning over increasingly tighter data tracks on each disk

- suspensions with higher performance specifications than our customers currently require

- suspensions on which a preamplifier may be mounted to improve data transfer signals from the disk

-    suspensions for use with new smaller-sized femto heads

If we fail to introduce successfully new products on a regular and timely basis, demand for our existing products could decline, and our business, financial condition and results of operations could be materially adversely affected. If a competitor introduced a widely-accepted new suspension assembly design, and we were not able to respond to the new design effectively, our business, financial condition and results of operations would be materially adversely affected.

We must qualify our products with our customers. The qualification process for disk drive products can be complex and difficult. We cannot be sure that our suspension assemblies will continue to be selected for design into our customers' products. If we are unable to obtain additional customer qualifications, or if we cannot qualify our products for high-volume production quantities, or at all, our business, financial condition and results of operations could be materially adversely affected.

We are developing products for the medical device and other markets, including a monitor that measures tissue oxygen saturation. In 1999, we finalized the design of a second-generation monitor that incorporates several design improvements to enhance the monitor's operation in a variety of settings. This monitor is the subject of multiple research studies at hospitals and universities, and we expect to submit this product for FDA market clearance in the first half of 2001. Our efforts, however, may not result in marketable products. Even if we are able to develop marketable products, they may not generate significant revenue.

CAPITAL NEEDS; CAPACITY MANAGEMENT - We believe that we may need significant funds over the next several years to achieve our long-term strategic objectives, and to maintain and enhance our competitive position. These funds would likely be used for capital expenditures, research and development, working capital and debt service. Our business is highly capital intensive. We required particularly high levels of capital expenditures, including substantial investments in sophisticated manufacturing technologies and automated production equipment for our suspension assemblies, as we moved from conventional suspension assembly production to high-volume TSA suspension production. Our total capital expenditures were approximately $65,000,000 in 2000, $121,000,000 in 1999 and $207,000,000 in 1998. We entered into capital leases for production equipment with costs of approximately $12,400,000 in 2000. We also entered into operating leases for production and other equipment with costs of approximately $10,000,000 in 2000, $10,000,000 in 1999 and $47,000,000 in 1998.

We currently anticipate spending approximately $50,000,000 during 2001 primarily for new business systems, program tooling and manufacturing and process technology and equipment. We anticipate that we will continue to make similar capital expenditures beyond 2001 to continue to invest in new technologies, production capacity and infrastructure to accommodate anticipated market growth. If we do not have sufficient funds, or are unable to obtain funds, in the future, we may have to delay or change our plans. These delays or changes in our plans could materially adversely affect our business, financial condition and results of operations.

We have at times increased our production capacity and the overhead that supports production based on anticipated market demand. Anticipated market demand, however, has not always developed as expected. As a result, we have periodically underutilized our capacity. This underutilization has at times decreased our profitability. In the second half of 1999 and in 2000, reduced demand resulted in underutilization of our manufacturing capacity, and consequently, lower profitability. In 2000, we recorded charges of $56,523,000 to write down certain assets relating to excess TSA suspension assembly manufacturing capacity, which adversely affected our results of operations.

The following factors complicate accurate capacity planning for market demand:

-    changes in the specific products our customers buy

-    the pace of technological change

-    variability in our manufacturing yields

- long lead times for most of our plant and equipment expenditures, requiring major financial commitments well in advance of actual production requirements

Our failure to plan our capacity requirements accurately, or our failure to put in place the technologies and capacity necessary to meet market demand, could adversely affect our business, financial condition and results of operations. In 1999, we began construction of an additional manufacturing building for our trace process at our Eau Claire site. As a result of faster than expected improvements in our TSA suspension manufacturing efficiency and weaker TSA suspension demand in the second half of 1999, we postponed completion of building construction, and the building of related equipment, so as to minimize the impact of excess manufacturing capacity on our results of operations. Continuing reductions in demand in 2000 caused us to suspend photoetching operations at our Eau Claire, Wisconsin plant in April 2000 and consolidate these operations into our Hutchinson, Minnesota plant.

Our ability to execute our long-term strategy may depend to a significant degree on our ability to obtain additional long-term debt and equity capital. We have no commitments for additional borrowings or for sales of equity. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain any such future additional financing on terms acceptable to us or at all. If we fail to comply with certain covenants relating to our indebtedness, we may need to refinance our indebtedness to repay it. We also may need to refinance our indebtedness at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness.

The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

-    our results of operations

-    general economic conditions and conditions in the disk drive industry

-    the perception in the capital markets of our business

-    our ratio of debt to equity

-    our financial condition

-    our business prospects

-    changes in interest rates

In addition, certain covenants relating to our existing indebtedness limit our ability to incur additional indebtedness. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures and reduce research and development expenditures. Any such actions could have a material adverse effect on our business, financial condition and results of operations.

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

During 1998, we did not produce TSA suspensions profitably as we ramped to high-volume production. We have produced TSA suspensions profitably at the gross margin level since the end of the 1998 fourth quarter, primarily due to higher volumes and productivity gains. We cannot be sure that in the future we will attain our output goals and be profitable with regard to any of our suspension products, including TSA suspensions with additional features currently in development.

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

Our ability to conduct business would be impaired if our work force were to be unionized or if a significant number of our specialized employees were to leave and could not be replaced by comparable personnel. Our business may be adversely affected if we need to adjust the size of our work force due to fluctuating demand. The locations of our plants and the broad span and technological complexity of our products and processes limit the number of satisfactory engineering and other candidates for key positions.

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

CUSTOMER CONCENTRATION - Our sales are concentrated in a small customer base. Although we supply nearly all domestic and many foreign-based manufacturers of hard disk drives, and manufacturers of recording heads used in hard disk drives, sales to our five largest customers constituted 87% of net sales for 2000, 82% of net sales for 1999 and 84% of net sales for 1998. Over the years, the disk drive industry has experienced numerous consolidations. This has resulted in fewer, but larger, customers for our products. The loss of one or more of our major customers for any reason, including the development by any one customer of the capability to produce suspension assemblies in high volume for their own products, or the failure of a customer to pay their account balance with us, could have a material adverse effect on our results of operations.

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

We and certain users of our products have received, and may receive, communications from third parties asserting patents against us or our customers that may relate to our manufacturing equipment or to our products or to products that include our products as a component. We are currently a party to the litigation described below under the heading "Item 3. Legal Proceedings." In addition, certain of our customers have been sued on patents having claims closely related to products we sell. If any third party makes a valid infringement claim against us and a license were not available on terms acceptable to us, our business, financial condition and results of operations could be adversely affected. We expect that, as the number of patents issued continues to increase, and as we grow, the volume of intellectual property claims made against us could increase. We may need to engage in litigation to:

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

COMPETITION - Certain of our customers are using, or are considering the use of, wireless interconnection technologies that compete with the electrical interconnect features of our TSA suspension assemblies. We cannot be sure that our customers will select TSA suspensions for design into their products instead of alternative wireless interconnection technologies, such as deposition circuitry and flexible circuitry. If our customers accept technologies that compete with TSA suspensions, our business, financial condition and results of operations may be adversely affected.

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

LEVERAGE; ABILITY TO SERVICE DEBT - Our ratio of total debt and capital leases to total capitalization at September 24, 2000 was 37.3%. Our ability to satisfy our obligations to pay interest and to repay debt is dependent on our future performance. Our performance is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control. To the extent that a substantial portion of our cash flow from operations is used to pay the principal of, and interest on, our indebtedness, such cash flow will not be available to fund future operations and capital expenditures. Our debt level also may limit our ability to obtain additional financing to fund future capital expenditures, research and development, working capital, debt service and other general corporate requirements. It could also make us more vulnerable to general economic downturns and competitive pressures. We cannot be sure that our operating cash flow will be sufficient to fund our future capital expenditure and debt service requirements or to fund future operations.

RESTRICTIVE COVENANTS - We have entered into a number of financing agreements that contain restrictive financial covenants. These covenants require us to maintain cash availability and to meet certain minimum financial ratios, including, in certain cases, fixed charge coverage, interest coverage and total debt to total capitalization ratios.

At the end of our 2000 third quarter, we were not in compliance with certain of these restrictive financial covenants because of our operating results in 1999 and in the first three quarters of 2000. As a result, although we had obtained waivers of these covenant violations for our third quarter, we classified the long-term portion of our outstanding senior notes as current liabilities on our third quarter balance sheet. We subsequently completed the negotiation and execution of amendments to the applicable financing agreements, which waived or modified the terms of these financial covenants for future fiscal periods. Other than non-compliance with certain covenants in one equipment lease, which was terminated as of September 29, 2000 by our purchase of the leased equipment, effective September 24, 2000, we were in compliance with all such covenants. Our senior notes have been reclassified as a long-term liability in our financial statements for the fourth quarter and for the year ended September 24, 2000.

Our ability to comply with restrictive financial covenants depends upon our future operating performance. Our future operating performance depends, in part, on general industry conditions and other factors beyond our control. We cannot be sure that we will be able to comply with these covenants. If we fail to comply with these covenants in the future, we may not be successful in renegotiating our financing agreements or otherwise obtaining relief from the covenants. If we default under some or all of our financing agreements, our lenders may require that we immediately repay the full outstanding amount we owe to them. In such event, we may have to pursue alternative financing arrangements. If we are not in compliance with financial covenants in our financing agreements at the end of any fiscal quarter, our future results of operations and liquidity could be materially adversely affected.

ITEM 2. PROPERTIES

HTI owns four buildings on a site of approximately 163 acres in Hutchinson, Minnesota. This site includes executive offices and a manufacturing plant, development center and training center, with an aggregate of approximately 751,000 square feet of floor area among all four buildings. HTI also leases a 20,000 square foot warehouse, 23,000 square feet of office space and a fabrication shop of approximately 12,000 square feet near the Hutchinson site.

HTI operates a manufacturing plant in Sioux Falls, South Dakota, owned by HTI, of approximately 299,000 square feet, approximately 60% of which currently is being utilized.

HTI operates a manufacturing plant in Eau Claire, Wisconsin, in connection with which it leases a building of approximately 156,000 square feet, approximately 70% of which currently is being utilized. HTI also owns a photoetching plant in Eau Claire of approximately 320,000 square feet. HTI suspended operations of the Eau Claire photoetching plant, however, in April 2000 due to continuing reductions in demand, and consolidated all of its photoetching operations into its Hutchinson, Minnesota plant. HTI began construction in 1999 of an additional manufacturing plant of approximately 262,000 square feet at the Eau Claire site. Completion of the building construction was postponed due to decreases in the disk drive industry's forecasts for components and, as a result, decreases in HTI's forecast of suspension assembly demand for the foreseeable future.

HTI leases a building of approximately 100,000 square feet located in Plymouth, Minnesota for stamping operations, office space and a logistic center, and has subleased approximately 45,000 square feet of space located in Eden Prairie, Minnesota, for which HTI still holds the prime lease. HTI leases a business office in the Netherlands, and also leases sales offices in Singapore, Japan and the People's Republic of China.

HTI believes that its existing facilities will be adequate to meet its currently anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

On September 18, 2000, HTI commenced a lawsuit in the United States District Court for the District of Minnesota against the Magnecomp Group, an unincorporated association of companies, and seven members of the Magnecomp Group. The lawsuit alleges that the Magnecomp Group has sold infringing products without a license, and alleges infringement of nine of HTI's patents related to the design and manufacture of suspension assemblies. The lawsuit requests damages, including treble damages, attorneys' fees, costs, and an injunction against the Magnecomp Group.

On October 12, 2000, Magnecomp Corporation commenced a lawsuit in the United States District Court for the Central District of California against HTI. The lawsuit alleges that HTI has sold products infringing four patents, engaged in anti-competitive conduct in violation of federal and state antitrust laws, and violated California state law regarding contractual interference and unfair competition. The lawsuit requests damages, including treble damages, attorneys' fees, costs, punitive damages, and an injunction against HTI. On December 8, 2000, the California District Court issued an order granting HTI's motion to transfer the California action to the United States District Court for the District of Minnesota.

HTI is a party to certain claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect HTI's current or future financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of HTI are as follows:

        NAME               AGE                    POSITION
--------------------     ------      --------------------------------------
Jeffrey W. Green           60        Chairman of the Board
                                     and Director

Wayne M. Fortun            51        President, Chief Executive Officer and
                                     Director

John A. Ingleman           54        Vice President, Chief Financial
                                     Officer and Secretary

Rebecca A. Albrecht        47        Vice President of Human Resources

Beatrice A. Graczyk        52        Vice President and
                                     Chief Operating Officer

Richard C. Myers           60        Vice President of Administration

Richard J. Penn            44        Vice President of Sales
                                     and Marketing

R. Scott Schaefer          47        Vice President and
                                     Chief Technical Officer

Mr. Green is a co-founder of HTI and has served as a director since HTI's formation in 1965. Mr. Green has been Chairman of the Board since January 1983, and served as HTI's Chief Executive Officer from January 1983 to May 1996. Mr. Green is also a director of Applied Biometrics, Inc.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

HTI's common stock, $.01 par value, trades on The Nasdaq National Market under the symbol HTCH. For price information regarding HTI's common stock, see Note 12 to the consolidated financial statements contained in Item 14 herein. As of December 5, 2000, HTI's common stock was held by 949 shareholders of record.

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

HTI's loan agreements contain certain covenants limiting, among other things, HTI's ability to pay cash dividends or make other distributions. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Other Matters", and Note 4 to the consolidated financial statements contained in Item 14 herein.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data required pursuant to this Item appears on page 42 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of HTI should be read in conjunction with the selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

GENERAL

Since the late 1980's, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently sell a variety of suspension assemblies based on several standard designs. Suspension assemblies are a critical component of hard disk drives and our results of operations are highly dependent on the hard disk drive industry. The hard disk drive industry is intensely competitive and volatile and our results of operations have been adversely affected from time to time due to hard disk drive industry slowdowns, technological changes that impact industry component demand and production yields and our own product transitions.

Improvements in data density of hard disk drives, which have outpaced storage capacity requirements, have enabled disk drive manufacturers to reduce their costs by using fewer components, including suspensions, in each drive. Improved head-gimbal assembly yields at our customers and shifts in our share of certain drive programs have also, to a lesser extent, decreased demand for our products. Results for 1999 and 2000, therefore, did not show the results we expected, as unit shipments declined. During the fourth quarter of 2000, unit shipments did show some improvement, increasing to 122 million units from 113 million in the third quarter. However, we still have limited visibility for future demand.

Late in our first quarter of 2000, our forecast of suspension assembly demand decreased significantly due to industry forecasts indicating substantial decreases in component counts as a result of data density improvements, extending from the desktop market to server drives. Consequently, we conducted an impairment review to determine if there was impairment of certain excess manufacturing equipment and tooling. The results of the first quarter of 2000 included a $43,528,000 write-down of impaired manufacturing equipment and tooling, primarily for our TSA suspensions, and a $3,000,000 charge for severance costs for approximately 250 employees terminated during that quarter.

In light of continued weak demand for suspension assemblies, we terminated 350 employees during our second quarter of 2000, resulting in a $1,181,000 charge to selling, general and administrative expenses in that quarter for severance costs.

Further decreases in the industry's forecast for components and our resulting lower forecast for suspension assembly demand early in our third quarter, caused us to suspend photoetching operations at our Eau Claire, Wisconsin plant and consolidate these operations into our Hutchinson, Minnesota plant. This resulted in the elimination of approximately 200 production and support positions at the

Eau Claire plant. We also eliminated approximately 750 additional positions across our plants. This workforce reduction resulted in a $3,745,000 charge for severance costs. We also recognized an additional $12,995,000 write-down of impaired manufacturing equipment and tooling, primarily for our TSA suspensions. These charges were recognized during the third quarter of 2000.

Our financial results for the last quarter of 2000 were, and subsequent years will be, impacted favorably by lower depreciation, lease and labor expenses as a consequence of these first, second and third quarter charges. These charges are expected to produce an estimated annual labor savings of approximately $100,000,000. These charges also are expected to produce savings of depreciation and lease costs of approximately $13,000,000, $10,000,000, $8,000,000 and
$6,000,000 for the fiscal years 2001 through 2004, respectively, and thereafter an aggregate of $6,000,000 in additional savings. We will continue to have excess capacity, and suspension shipments will remain relatively flat for the foreseeable future, until average component counts within disk drives stabilize or increase, or our share of certain drive programs increases, or until Internet-related storage growth increases or new applications for disk storage become more widespread.

Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as changes in demand, increases in production and engineering costs associated with production of new products, product mix, selling prices, the level of utilization of our production capacity, manufacturing yields and changes in the cost of materials. Gross margins have been negatively impacted since the third quarter of 1999 by lower than expected suspension shipments resulting in excess manufacturing equipment and tooling. Gross margins did improve, however, during the fourth quarter of 2000 due to higher unit shipments, cost reduction measures and manufacturing productivity and yield improvements.

Our ability to introduce new products on a timely basis is an important factor in our success. New products have lower manufacturing yields and are produced in lower quantities than more mature products. Our dedicated development center enables us to shorten development cycles and achieve high volume output per manufacturing unit more quickly. Manufacturing yields generally improve as the product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Because our business is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Small variations in capacity utilization or manufacturing yields generally have a significant impact on gross margins.

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

In addition to improvements in suspension assembly demand, our operating margins depend, in part, on the successful management of our corporate infrastructure, our suspension assembly production capacity and our workforce. During the past two years, we consolidated some of our manufacturing operations to make better use of existing equipment and support staff across all of our plants and to reduce costs. As part of our efforts to improve our operating margins through reduced costs and improved efficiency, we have reduced our overall employment level by 2,972 employees over the past year through workforce reductions and managed attrition.

MARKET TRENDS

We expect the expanding use of personal computers, enterprise computing and storage, increasingly complex software and the emergence of new applications for disk storage, such as Internet-related storage, digital video recording, digital cameras, network attached storage, gaming consoles and other consumer applications, will further increase disk drive demand in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, technological advances, changes in disk drive inventory levels, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Improvements in data density of hard disk drives, extending from the desktop market to server drives, reduced unit shipments of suspension assemblies in the second half of 1999 and in 2000. We expect suspension assembly shipments will remain relatively flat for the foreseeable future until average component counts within disk drives stabilize or increase, or our share of certain drive programs increases, or until Internet-related storage growth increases or new applications for disk storage become more widespread.

As in past years, disk drives continue to be the storage device of choice for applications requiring low access times and higher capacities because of their speed and low cost per megabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, the amount of data which can be stored on magnetic disks.

Improvements in data density have been attained by lowering the fly height of the read/write head, using smaller read/write heads with advanced air bearing designs, improving other components such as motors and media, and using new read/write head types such as those of magneto-resistive (MR) and giant magneto-resistive (GMR) design. The move to MR and GMR heads, which require more electrical leads, and the transition to smaller pico-sized heads, which are more sensitive to mechanical variation, have compelled drive manufacturers to use wireless suspension technologies, such as our TSA suspension assemblies. Our TSA suspension assemblies are being widely adopted within the disk drive industry.

The continual pursuit of increasing data density and lower storage costs may lead to further value-added features for TSA suspensions, such as extended electrical leads. Actuated suspensions, including our aTSA suspension, incorporate a second stage actuator on the suspension to improve head positioning over increasingly tighter data tracks. Our cTSA suspension allows for attachment of preamplifiers near the head to improve data transfer signals.

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

2000 OPERATIONS

The following table sets forth our consolidated statements of operations as a percentage of net sales from period to period.

                                                       PERCENTAGE OF NET SALES
                                                    ---------------------------
                                                    2000       1999        1998
                                                    ----       ----        ----

Net sales                                            100%       100%        100%
Cost of sales                                         92         84         101
                                                    ----       ----        ----
   Gross profit (loss)                                 8         16          (1)
Research and development expenses                      4          4           5
Selling, general and administrative expenses          11          8          10
Asset impairment and other                            14         --          --
                                                    ----      -----       -----
   Income (loss) from operations                     (21)         4         (16)
Other income                                           3          2           1
Interest expense                                      (3)        (2)         (1)
                                                    ----       ----        ----
Income (loss) before income taxes                    (21)         4         (16)
Provision (benefit) for income taxes                  (5)         1          (4)
                                                    ----       ----        ----
   Net income (loss)                                 (16)         3         (12)
                                                    ====       ====        ====

Net sales for 2000 were $459,572,000, a decrease of $120,698,000 or 21% compared to 1999. This decrease was primarily due to lower suspension assembly sales volume due to lower overall demand for our products.

Gross profit for 2000 was $36,149,000, compared to $93,666,000 for 1999, and gross profit as a percent of net sales decreased from 16% to 8%. This decrease was primarily due to lower suspension assembly sales volume, partially offset by lower manufacturing labor and benefits expenses as a result of the workforce reductions that occurred during 2000.

Research and development expenses for 2000 were $21,433,000 compared to $23,106,000 for 1999. Suspension assembly product and process development accounted for $18,331,000 of such expenses, and the remaining $3,102,000 was used for the development of HTI's product for the medical device and other markets, a monitor that measures tissue oxygen saturation.

During 2000, we recorded charges of $63,268,000 to write down certain assets and record severance costs for approximately 1,200 terminated employees. Components of the charges included $56,523,000 of asset write-downs for impaired manufacturing equipment and tooling, primarily for our TSA suspensions, and $6,745,000 of severance costs. See Note 3, "Asset Impairment and Other", in the notes to the consolidated financial statements.

Selling, general and administrative expenses for 2000 were $49,864,000, an increase of $2,637,000 or 6% compared to 1999. The increased expenses were due primarily to charges of $1,900,000 as a result of the difference between payments made to purchase certain leased equipment over the fair market value of such equipment, together with certain fees related to amending certain financing agreements, increased occupancy, depreciation and lease expenses of $1,543,000, increased health and dental benefit expenses of $1,514,000 and increased professional services expenses of $1,209,000, offset partially by decreased profit sharing costs of $3,556,000. As a percent of net sales, selling, general and administrative expenses increased from 8% to 11%.

Other income, net, for 2000 was $13,572,000, an increase of $3,520,000 compared to 1999. The increase was primarily due to an increase of $4,247,000 in interest income as a result of higher investment yields in the short-term markets.

Interest expense for 2000 was $13,305,000, an increase of $2,238,000 compared to 1999, primarily due to a decrease in capitalization of interest of $2,293,000.

The income tax benefit for 2000 was based on an effective tax rate for the year of 25% which was below the statutory federal rate primarily due to valuation allowances on certain net operating loss carryforwards.

Net loss for 2000 was $73,612,000, compared to net income of $17,638,000 for 1999. As a percent of net sales, net income decreased from 3% to (16)% primarily due to the charges and the lower suspension assembly sales volume, discussed above.

1999 OPERATIONS

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

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. As of September 24, 2000, we had a $50,000,000 credit facility secured by our accounts receivable and inventory. Letters of credit outstanding under this facility totaled $18,583,000 as of such date, including $819,000 issued as security for our $800,000 variable rate demand note, $17,139,000 issued in connection with obligations under equipment leases, and $625,000 issued to support potential self-insured workmens' compensation obligations. No other letters of credit were outstanding under the credit facility at September 24, 2000. The amount we can borrow under this credit facility is limited by the levels of our accounts receivable and inventory balances. As of September 24, 2000, $31,385,000 of borrowing capacity remained available to us.

Our cash and cash equivalents increased from $98,820,000 at September 26, 1999 to $129,314,000 at September 24, 2000. Our securities available for sale decreased from $139,402,000 to $110,955,000 during the same period. Overall, this reflects a $2,047,000 increase in our cash and cash equivalents and securities available for sale. We generated cash from operating activities of $69,679,000 in 2000 and $81,176,000 in 1999 and used cash from operating activities of $12,824,000 in 1998.

Cash used for capital expenditures totaled $64,657,000 in 2000 compared to $120,596,000 in 1999 and $206,888,000 in 1998. The expenditures in 2000 were primarily for continued equipment improvements to meet advanced product specifications, new program tooling, automated vision inspection equipment and the purchase of certain leased equipment in connection with early termination of equipment leases. We currently anticipate spending approximately $50,000,000 during 2001 primarily for new business systems, program tooling and manufacturing and process technology and equipment. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents, securities available for sale and/or additional financing capacity.

Certain of our existing financing agreements contain financial covenants and covenants which may restrict our ability to enter into certain types of financing. At the end of our 2000 third quarter, we were not in compliance with certain restrictive financial covenants because of our operating results in 1999 and in the first three quarters of 2000. As a result, although we had obtained waivers of these covenant violations for our third quarter, we classified the long-term portion of our outstanding senior notes as current liabilities on our third quarter balance sheet. We subsequently completed the negotiation and execution of amendments to the applicable financing agreements, which waived or modified the terms of these financial covenants for future fiscal periods. Other than non-compliance with certain covenants in one equipment lease, which was terminated as of September 29, 2000 by our purchase of the leased equipment, effective September 24, 2000, we were in compliance with all such covenants. Our senior notes have been reclassified as a long-term liability in our financial statements for the fourth quarter and for the year ended September 24, 2000. If we are not in compliance with financial covenants in our financing agreements at the end of any quarter, our future financial results and liquidity could be materially adversely affected.

We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations and credit facility will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through 2001. We may require additional financing to meet our capital requirements beyond 2001, dependent on market conditions, including the growth of Internet-related storage and new applications for disk storage. We will pursue additional debt or equity financing to supplement our current capital resources if needed. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all.

OTHER MATTERS

We are involved in certain legal matters which may result in additional future cash requirements. See the discussion of these matters in Note 8, "Commitments and Contingencies," in the notes to the consolidated financial statements.

We will be subject to certain recent accounting pronouncements. See the discussion of these matters in Note 1, "Summary of Significant Accounting Policies," in the notes to the consolidated financial statements.

INFLATION

Management believes inflation has not had a material effect on our operations or on our financial condition. There can be no assurance, however, that our business will not be affected by inflation in the future.

FORWARD-LOOKING STATEMENTS

The statements under the headings "General" and "Market Trends" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, manufacturing capacity and yields and selling prices, the statements under the heading "General" about anticipated operating results, and the statements under the heading "Liquidity, Capital Resources and Other Matters" about covenant amendments, capital expenditures and capital resources, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including slower or faster customer acceptance of our new products, difficulties in producing our TSA suspensions, difficulties in managing our capacity, changes in manufacturing efficiencies, difficulties in obtaining covenant amendments in our existing financing agreements and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our credit facility with The CIT Group/Business Credit, Inc. carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At September 24, 2000, there were $32,000 in outstanding borrowings under the working capital line provided by the credit facility. Our variable rate demand note ("Note") also carries interest rate risk that is generally related to the 91-day U.S. treasury bill interest rate. At September 24, 2000, the outstanding principal amount of the Note was $800,000 which was subject to an interest rate of 4.40%.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At September 24, 2000, we had fixed rate debt of $214,816,000.

We do not enter into derivative or other financial instruments for trading or speculative purposes. All of our sales transactions are denominated in U.S. dollars and thus are not subject to risk due to currency exchange fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required pursuant to this Item begin on page 25 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," pages 4-5 and 15, in HTI's Proxy Statement dated December 20, 2000. See also Part I hereof under the heading "Item X. Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the headings "Summary Compensation Table" and "Option Tables", pages 11-13, and the information regarding compensation of non-employee directors on page 5, in HTI's Proxy Statement dated December 20, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management," pages 2-3, and the information appearing in the tables and notes on pages 12-13, in HTI's Proxy Statement dated December 20, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

1.       Consolidated Financial Statements:

         Consolidated Statements of Operations for the fiscal years ended September 24, 2000, September 26, 1999 and September 27, 1998

         Consolidated Balance Sheets as of September 24, 2000 and September 26, 1999

         Consolidated Statements of Cash Flows for the fiscal years ended September 24, 2000, September 26, 1999 and September 27, 1998

         Consolidated Statements of Shareholders' Investment for the fiscal years ended September 24, 2000, September 26, 1999 and September 27, 1998

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

3.2 Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96) and Amendments to Restated By-Laws of HTI dated 7/19/00 (incorporated by reference to Exhibit 3.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended 6/25/00).

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

10.1 Office/Warehouse Lease between OPUS Corporation, Lessor, and HTI, Lessee, dated 12/29/95 (incorporated by reference to Exhibit 10.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/24/96), and First Amendment to Office/Warehouse Lease dated 4/30/96 (incorporated by reference to Exhibit 10.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended 6/23/96).

#10.2 Directors' Retirement Plan effective as of 1/1/92 (incorporated by reference to Exhibit 10.12 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/27/92) and Amendment effective as of 11/19/97 (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97).

#10.3 Description of Bonus Program for Key Employees of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.13 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/27/92).

#10.4 1988 Stock Option Plan (incorporated by reference to Exhibit 10.8 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/25/88), Amendment to the 1988 Stock Option Plan (incorporated by reference to
         Exhibit 10.5 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/26/93), and Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/26/95).

*10.5 Patent License Agreement, effective as of 9/1/94, between Hutchinson Technology Incorporated and International Business Machines Corporation (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95).

10.6 Lease Agreement between Meridian Eau Claire LLC and Hutchinson Technology Incorporated, dated 5/1/96 (incorporated by reference to Exhibit 10.10 to HTI's Quarterly Report on Form 10-Q for the quarter ended 6/23/96) and First Amendment to Lease.

10.7 Master Lease Agreement dated as of 12/19/96 between General Electric Capital Corporation, as Lessor ("GE"), and Hutchinson Technology Incorporated, as Lessee (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96), Amendment dated 6/30/97 to the Master Lease Agreement between GE and Hutchinson Technology Incorporated (incorporated by reference to
         Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97), letter amendment dated 3/5/98 to the Master Lease Agreement between GE and Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/29/98), letter amendment dated 9/25/98 to the Master Lease Agreement between GE and Hutchinson Technology

         Incorporated (incorporated by reference to Exhibit 10.11 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/27/98), letter amendment dated 1/11/00, effective as of 12/22/99, to the Master Lease Agreement between GE and Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.1 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/26/99), and letter amendment dated 8/31/00 to the Master Lease Agreement between GE and Hutchinson Technology Incorporated.

#10.8 Hutchinson Technology Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.12 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96).

#10.9 Hutchinson Technology Incorporated Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97).

#10.10 Description of Hutchinson Technology Incorporated Year 2000 Bonus Program (incorporated by reference to Exhibit 10.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/26/99).

21.1     List of Subsidiaries.

23.1     Consent of Independent Public Accountants.

* Exhibit 10.5 contains portions for which confidential treatment has been granted by the Securities and Exchange Commission.

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(C)  REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K dated July 19, 2000 reporting under Item 5 ("Other Events") of Form 8-K approval by its Board of Directors of a share rights plan. The Company also filed a Current Report on Form 8-K dated September 29, 2000 reporting under Item 5 ("Other Events") of Form 8-K the completion of its negotiation and execution of amendments to certain of its financing agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 19, 2000.

HUTCHINSON TECHNOLOGY INCORPORATED

By /s/ Wayne M. Fortun
   -----------------------------------------------------------------------------
    Wayne M. Fortun
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 19, 2000.

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

/s/ Archibald Cox, Jr.
--------------------------------------------------------------------------------
Archibald Cox, Jr., Director

/s/ Jeffrey W. Green
--------------------------------------------------------------------------------
Jeffrey W. Green, Director

/s/ Russell Huffer
--------------------------------------------------------------------------------
Russell Huffer, Director

/s/ Steven E. Landsburg
--------------------------------------------------------------------------------
Steven E. Landsburg, Director

/s/ William T. Monahan
--------------------------------------------------------------------------------
William T. Monahan, Director

/s/ Richard B. Solum
--------------------------------------------------------------------------------
Richard B. Solum, Director

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               Hutchinson Technology Incorporated and Subsidiaries

                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                   FISCAL YEARS ENDED
                                                       SEPTEMBER 24, 2000          SEPTEMBER 26, 1999         SEPTEMBER 27, 1998
                                                       ------------------          ------------------         ------------------

      Net sales                                           $ 459,572                   $ 580,270                   $ 407,616
      Cost of sales                                         423,423                     486,604                     411,252
                                                          ---------                   ---------                   ---------

              Gross profit (loss)                            36,149                      93,666                      (3,636)
      Research and development expenses                      21,433                      23,106                      20,360
      Selling, general and administrative expenses           49,864                      47,227                      41,128
      Asset impairment and other (Note 3)                    63,268                          --                          --
                                                          ---------                   ---------                   ---------

              Income (loss) from operations                 (98,416)                     23,333                     (65,124)
      Other income, net                                      13,572                      10,052                       4,261
      Interest expense                                      (13,305)                    (11,067)                     (4,558)
                                                          ---------                   ---------                   ---------

              Income (loss) before income taxes             (98,149)                     22,318                     (65,421)
      Provision (benefit) for income taxes                  (24,537)                      4,680                     (17,010)
                                                          ---------                   ---------                   ---------

              Net income (loss)                           $ (73,612)                  $  17,638                   $ (48,411)
                                                          =========                   =========                   =========

      Basic earnings (loss) per share                     $   (2.97)                  $    0.77                   $   (2.46)
                                                          =========                   =========                   =========

      Diluted earnings (loss) per share                   $   (2.97)                  $    0.75                   $   (2.46)
                                                          =========                   =========                   =========

      Weighted average common shares outstanding             24,779                      22,958                      19,709
                                                          =========                   =========                   =========
      Weighted average common
              and diluted shares outstanding                 24,779                      23,575                      19,709
                                                          =========                   =========                   =========

The accompanying notes are an integral part of these consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

               Hutchinson Technology Incorporated and Subsidiaries

                                                                                        (IN THOUSANDS)
                                                                          SEPTEMBER 24, 2000       SEPTEMBER 26, 1999
                                                                          ------------------       ------------------
     ASSETS
     Current assets:
             Cash and cash equivalents                                           $ 129,314               $  98,820
             Securities available for sale                                         110,955                 139,402
             Trade receivables, net                                                 60,637                  72,716
             Other receivables                                                       4,071                   9,050
             Inventories                                                            32,516                  40,984
             Prepaid taxes and other expenses                                       16,967                  17,814
                                                                                 ---------               ---------

                     Total current assets                                          354,460                 378,786
     Property, plant and equipment, at cost:
             Land, buildings and improvements                                      137,836                 129,755
             Equipment                                                             466,934                 429,443
             Equipment under capital leases                                         12,400                      --
             Construction in progress                                               17,441                  61,187
             Less: Accumulated depreciation                                       (350,952)               (267,449)
                                                                                 ---------               ---------

                     Net property, plant and equipment                             283,659                 352,936
     Deferred tax assets                                                            33,475                   6,343
     Other assets                                                                   12,339                  13,784
                                                                                 ---------               ---------

                                                                                 $ 683,933               $ 751,849
                                                                                 =========               =========

     LIABILITIES AND SHAREHOLDERS' INVESTMENT
     Current liabilities:
             Current portion of capital lease obligation                         $   8,538               $      --
             Current maturities of long-term debt                                   20,910                   4,171
             Accounts payable and accrued expenses                                  36,705                  43,635
             Accrued compensation                                                   15,729                  17,014
             GE lease accrual                                                        1,969                   4,519
                                                                                 ---------               ---------

                     Total current liabilities                                      83,851                  69,339
     Capital lease obligation                                                        9,718                      --
     Long-term debt, less current maturities                                        44,706                  65,562
     Convertible subordinated notes                                                150,000                 150,000
     Other long-term liabilities                                                     3,169                   1,989
     Commitments and contingencies (Notes 7 and 8)
     Shareholders' investment:
             Common stock $.01 par value, 45,000,000 shares authorized,
                 24,830,000 and 24,744,000 issued and outstanding                      248                     247
             Additional paid-in capital                                            364,540                 363,399
             Retained earnings                                                      27,701                 101,313
                                                                                 ---------               ---------

                     Total shareholders' investment                                392,489                 464,959
                                                                                 ---------               ---------

                                                                                 $ 683,933               $ 751,849
                                                                                 =========               =========

The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Hutchinson Technology Incorporated and Subsidiaries

                                                                                    (IN THOUSANDS)
                                                                                  FISCAL YEARS ENDED
                                                         SEPTEMBER 24, 2000       SEPTEMBER 26, 1999       SEPTEMBER 27, 1998
                                                         ------------------       ------------------       ------------------
    OPERATING ACTIVITIES:
            Net income (loss)                              $  (73,612)              $  17,638                 $ (48,411)
            Adjustments to reconcile net income
             (loss) to cash provided by (used for)
             operating  activities:
                    Depreciation and amortization              92,095                  93,797                    50,901
                    Asset impairment and other                 56,523                      --                        --
                    Deferred taxes                            (26,748)                  3,257                    (7,350)
                    Changes in operating assets and
                      liabilities (Note 9)                     21,421                 (33,516)                   (7,964)
                                                           ----------               ---------                 ---------

            Cash provided by (used for) operating
             activities                                        69,679                  81,176                   (12,824)
                                                           ----------               ---------                 ---------

    INVESTING ACTIVITIES:
            Capital expenditures                              (64,657)               (120,596)                 (206,888)
            Funding from GE lease receivable                       --                      --                    35,303
            Increase in GE lease receivable                        --                      --                    (4,230)
            Purchases of marketable securities                (81,875)               (193,352)                  (13,313)
            Sales of marketable securities                    110,322                  65,871                    21,602
                                                           ----------               ---------                 ---------

            Cash used for investing activities                (36,210)               (248,077)                 (167,526)
                                                           ----------               ---------                 ---------

    FINANCING ACTIVITIES:
            Proceeds from issuance of long-term debt               --                   1,500                        --
            Repayments of long-term debt                       (4,117)                 (4,627)                   (5,334)
            Net proceeds from issuance of convertible
             subordinated notes                                    --                      --                   145,320
            Net proceeds from issuance of common
             stock                                              1,142                 209,906                       966
                                                           ----------               ---------                 ---------

            Cash provided by (used for) financing
             activities                                        (2,975)                206,779                   140,952
                                                           ----------               ---------                 ---------

    Net increase (decrease) in cash and cash
     equivalents                                               30,494                  39,878                   (39,398)

    Cash and cash equivalents at beginning of year             98,820                  58,942                    98,340
                                                           ----------               ---------                 ---------

    Cash and cash equivalents at end of year               $  129,314               $  98,820                 $  58,942
                                                           ==========               =========                 =========

The accompanying notes are an integral part of these consolidated financial statements.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

               Hutchinson Technology Incorporated and Subsidiaries

                                                                             (IN THOUSANDS)
                                                          COMMON STOCK
                                              -------------------------------------      ADDITIONAL
                                                  SHARES               AMOUNT         PAID-IN CAPITAL    RETAINED EARNINGS
                                                  ------               ------         ---------------    -----------------
         Balance, September 28, 1997               19,619              $  196           $ 150,676            $132,086
                 Exercise of stock options            169                   2               2,524                  --
                 Issuance of common stock               1                  --                  12                  --
                 Retirements of common stock           (9)                 --                (255)                 --
                 Net loss                              --                  --                  --             (48,411)
                                                 --------              ------           ---------            --------

         Balance, September 27, 1998               19,780                 198             152,957              83,675
                 Exercise of stock options            167                   1               1,954                  --
                 Issuance of common stock           4,801                  48             208,608                  --
                 Retirements of common stock           (4)                 --                (120)                 --
                 Net income                            --                  --                  --               7,638
                                                 --------              ------           ---------            --------

         Balance, September 26, 1999               24,744                 247             363,399             101,313
                 Exercise of stock options             40                  --                 451                  --
                 Issuance of common stock              46                   1                 690                  --
                 Net loss                              --                  --                  --             (73,612)
                                                 --------              ------           ---------            --------

         Balance, September 24, 2000               24,830              $  248           $ 364,540            $ 27,701
                                                 ========              ======           =========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Hutchinson Technology Incorporated and Subsidiaries

             (Dollar amounts in thousands except per share amounts)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Hutchinson Technology Incorporated and its subsidiaries (the "Company"), all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

ACCOUNTING PRONOUNCEMENTs

         The Company will adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" ("SFAS 138"), which is effective beginning 2001. SFAS 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has determined that the effect of adopting SFAS 133 and SFAS 138 is not material to the earnings and the financial position of the Company as of September 25, 2000.

FISCAL YEAR

         The Company's fiscal year is the fifty-two/fifty-three week period ending on the last Sunday in September. The fiscal years ended September 24, 2000, September 26, 1999 and September 27, 1998 are all fifty-two week periods.

REVENUE RECOGNITION

         The Company recognizes revenue upon the shipment to its customers of completed products, directly from the United States, or, in the alternative, from the Company's just-in-time inventory hubs.

CASH AND CASH EQUIVALENTS

         Cash equivalents consist of all highly liquid investments with original maturities of ninety days or less.

SECURITIES AVAILABLE FOR SALE

         Securities available for sale consist of investments with original maturities greater than ninety days which are intended to be held less than one year. Securities available for sale consisted of U.S. government securities and corporate debt securities with a market value and cost of $110,955,000 at September 24, 2000 and $139,402,000 at September 26, 1999.

TRADE RECEIVABLES

         The Company grants credit to customers, but generally does not require collateral or any other security to support amounts due. Trade receivables are net of allowances of $6,157,000 at September 24, 2000 and $6,395,000 at September 26, 1999.

INVENTORIES

         Effective September 27, 1999, the Company changed its method of inventory accounting from the last-in, first-out ("LIFO") to the first-in, first-out ("FIFO") method for determining the cost of inventories. This change was made due to significant permanent declines in inventory conversion costs over the life cycle of substantially all of the Company's products. The permanent declines arise primarily due to technological advances that affect the Company's conversion costs due to productivity gains. In addition, substantially all of the Company's peer group utilizes the FIFO method of accounting for their inventories. The pretax cumulative effect of the accounting change was $165,000 and has been included in cost of sales on the accompanying consolidated statement of operations for 2000. The effect of this accounting change was not material to the Company's results of operations; therefore, pro forma earnings per share information has not been presented. All inventories are stated at the lower of cost or market. Inventories consisted of the following at September 24, 2000 and September 26, 1999:

                                    2000           1999
                                  --------      --------

Raw materials                     $ 9,129       $ 15,728
Work in process                     9,680         13,749
Finished goods                     13,707         11,672
LIFO reserve                           --           (165)
                                  -------       --------
                                  $32,516        $40,984
                                  =======       ========

PROPERTY AND DEPRECIATION

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

             Buildings                      25 to 35 years
             Leasehold Improvements          5 to 10 years
             Equipment                       2 to 8 years

Property, plant and equipment are net of reserves of $6,006,000 at September 24, 2000 and $7,295,000 at September 26, 1999.

ENGINEERING AND PROCESS DEVELOPMENT

         The Company's engineers and technicians are responsible for the implementation of new technologies as well as process and product development and improvements. Expenditures related to these activities totaled $53,906,000 in 2000, $56,638,000 in 1999 and $52,235,000 in 1998. Of these amounts,
$21,433,000 in 2000, $23,106,000 in 1999 and $20,360,000 in 1998 are classified as research and development expenses.

INCOME TAXES

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

NET INCOME PER SHARE

         Basic earnings (loss) per share is computed by dividing net income
(loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:

                                                             2000           1999           1998
                                                          ----------     ----------      ---------
Net income (loss) available to common shareholders         $(73,612)     $ 17,638        $(48,411)
                                                          ---------      --------        ---------

Weighted average common shares outstanding                   24,779        22,958          19,709
Dilutive potential common shares                                 --           617              --
                                                          ---------      --------        --------
Weighted average common and diluted shares
  outstanding                                                24,779        23,575          19,709
                                                          =========      ========        ========

Basic earnings (loss) per share                           $   (2.97)     $   0.77        $  (2.46)
Diluted earnings (loss) per share                         $   (2.97)     $   0.75        $  (2.46)

Potential common shares of 5,291,000 related to the Company's outstanding convertible subordinated notes were excluded from the computation of diluted earnings (loss) per share for 2000, 1999 and 1998, as inclusion of these shares would have been antidilutive. Potential common shares of 315,000 and 584,000 related to the Company's outstanding stock options were excluded from the computation of diluted earnings (loss) per share for 2000 and 1998, as inclusion of these shares would have been antidilutive.

 2.      SHARE RIGHTS PLAN

         In July 2000, the Board of Directors of the Company declared a dividend of one common share purchase right on each outstanding share of common stock of the Company held by shareholders of record as of the close of business on August 10, 2000. Under certain conditions, each right may be exercised to purchase one-tenth of a share of common stock at an exercise price of $10, subject to adjustment. The rights generally will become exercisable after any person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer that would result in that person or group beneficially owning 15% or more of the Company's common stock. If any person or group becomes a beneficial owner of 15% or more of the Company's common stock, each right will entitle its holder (other than the 15% owner) to purchase, at an adjusted exercise price equal to ten times the previous purchase price, shares of the Company's common stock having a value of twice the right's adjusted exercise price.

         The rights, which do not have voting rights, expire in 2010 and may be redeemed by the Company at a price of $0.001 per right, subject to adjustment, at any time prior to their expiration or a person's or group's acquisition of beneficial ownership of at least 15% of the Company' common stock. In certain circumstances, at the option of the Board of Directors, the Company may exchange the rights for shares of its common stock, delay or temporarily suspend the exercisability of the rights, or reduce the stock-ownership threshold of 15% to not less than 10%.

         In the event that the Company is acquired in certain merger or other business-combination transactions, or sells 50 percent or more of its assets or earnings power, each holder of a right shall have the right to receive, at the right's adjusted exercise price, common shares of the acquiring company having a market value of twice the right's adjusted exercise price.

3.       ASSET IMPAIRMENT AND OTHER

         Advances in technology have enabled disk drive manufacturers to reduce their costs by using fewer components, including suspension assemblies, in each disk drive. During 2000, the Company's forecast of suspension assembly demand decreased significantly due to industry forecasts indicating decreases in component counts as a result of data density improvements, extending from the desktop market to server drives. Significant decreases in the industry's forecast for components and a resulting lower forecast for suspension assembly demand caused the Company to reduce its workforce by approximately 1,200 employees, including direct positions at its Eau Claire site and indirect positions in its administrative, development and manufacturing support areas at all plant sites, and to suspend photoetching operations at its Eau Claire, Wisconsin plant and consolidate these operations into its Hutchinson, Minnesota plant. As a result of these events, the Company prepared analyses in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", to determine if there was impairment of certain excess manufacturing equipment and tooling, primarily for TSA suspensions. The analyses resulted in impairment charges based on the difference between the carrying value and the estimated fair value of these assets. Fair value was based on discounting estimated future cash flows for assets grouped at the lowest level for which there were identifiable cash flows at a discount rate commensurate with the risks involved. The Company recorded charges in 2000 of $56,523,000 for impaired assets and $6,745,000 for severance costs due to the workforce reductions described above. The full amount of these severance costs has been paid.

         These charges are reflected on the accompanying consolidated statements of operations as "Asset impairment and other."

4.       FINANCING ARRANGEMENTS

LONG-TERM DEBT

                                                              2000             1999
                                                            --------         --------
Senior unsecured notes, 8.35%, payable in varying
     monthly installments through July 2003                 $ 25,000         $ 25,000
Senior unsecured note, 8.57%, payable in varying
     monthly installments through October 2003                25,000           25,000
Senior unsecured notes, 7.96%, payable in varying
     monthly installments through October 2003                13,125           16,875
6% Convertible Subordinated Notes due 2005                   150,000          150,000
Other long-term debt                                           2,491            2,858
                                                            --------         --------
                                                             215,616          219,733
Less:  Current maturities                                    (20,910)          (4,171)
                                                            --------         --------
                                                            $194,706         $215,562
                                                            ========         ========

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

         The Company's financing agreements contain certain restrictive covenants which require the Company, among other things, to maintain specified levels of net income, cash availability, working capital, tangible net worth and financial ratios, and also impose limitations on capital expenditures, additional indebtedness, leases, guarantees, and the payment of dividends. At the end of the Company's 2000 third quarter, the Company was not in compliance with certain of these restrictive financial covenants because of its operating results in 1999 and in the first three quarters of 2000. As a result, although the Company had obtained waivers of these covenant violations for its third quarter, the Company classified the long-term portion of its outstanding senior notes as current liabilities on its third quarter balance sheet. The Company subsequently completed the negotiation and execution of amendments to the applicable financing agreements, which waived or modified the terms of these financial covenants for future fiscal periods. Other than non-compliance with certain covenants in one equipment lease, which was terminated as of September 29,2000 by our purchase of the leased equipment, effective September 24, 2000, the Company was in compliance with all such covenants. The senior notes have been reclassified as a long-term liability in the financial statements for the fourth quarter and for the year ended September 24, 2000.

         Maturities of long-term debt for the five years subsequent to September 24, 2000 are as follows:

                2001                                   $  20,910
                2002                                      17,918
                2003                                      16,547
                2004                                      10,125
                2005                                     150,057
                Thereafter                                    59
                                                       ---------
                                                       $ 215,616
                                                       =========

5.       INCOME TAXES

         The provision (benefit) for income taxes consists of the following:

                           2000            1999         1998
                         --------         ------      --------

Current
  Federal                $  4,985         $1,023      $ (9,660)
  State                    (2,774)            --            --
Deferred                  (26,748)         3,657        (7,350)
                         --------         ------      --------
                         $(24,537)        $4,680      $(17,010)
                         ========         ======      ========

         The deferred benefit is composed of the following:

                                                            2000         1999        1998
                                                         --------      -------     --------
Asset bases, lives and depreciation methods              $(15,371)     $ 2,709     $  2,459
Reserves and accruals not currently deductible               (114)       1,659       (5,709)
Tax credits and net operating loss carryforwards          (35,061)      (6,759)     (19,066)
Valuation allowance and other                              23,798        6,048       14,966
                                                         --------      -------     --------
                                                         $(26,748)     $ 3,657     $ (7,350)
                                                         ========      =======     ========

         A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

                                                                  2000        1999         1998
                                                                  ----        ----         ----
Statutory federal income tax rate                                 (34)%         35%        (34)%
Effect of:
     State income taxes, net of federal income tax benefits        (3)           1          (4)
     Tax benefits of the Foreign Sales Corporation                 (2)          (6)         (4)
Valuation allowance on net operating loss carryforwards
  and/or use of tax credits                                        14           (9)         16
                                                                 ----         ----        ----
                                                                  (25)%         21%        (26)%
                                                                 ====         ====        ====

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 24, 2000, the Company had unused tax credits and net operating loss carryforwards of $63,730,000, of which $5,525,000 can be carried forward indefinitely and $58,205,000 which expire at various dates through 2020. A valuation allowance of $45,417,000 has been recognized due to the uncertainty of realizing the benefit of certain tax credits and net operating loss carryforwards. The following is a table of the significant components of the Company's deferred tax assets:

                                                     SEPTEMBER 24,        SEPTEMBER 26,
                                                         2000                 1999
                                                     -------------        -------------
Current deferred tax assets:
     Receivable reserves                              $   2,271            $   2,489
     Inventories                                          9,290                8,887
     Accruals and other reserves                          4,571                4,642
     Tax credits                                             --                  498
                                                      ---------            ---------
         Total current deferred tax assets               16,132               16,516

Long-term deferred tax assets (liabilities):
     Property, plant and equipment                       15,162                 (209)
     Tax credits                                         13,043               12,903
     Net operating loss carryforwards                    50,687               15,268
     Valuation allowance                                (45,417)             (21,619)
                                                      ---------            ---------
         Total long-term deferred tax assets             33,475                6,343
                                                      ---------            ---------
Total deferred tax assets                             $  49,607            $  22,859
                                                      =========            =========


6.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS

         The fair value is based on quoted market prices.

SECURITIES AVAILABLE FOR SALE

         The fair value of these instruments is based on quoted market prices.

LONG-TERM DEBT

         The fair value of the Company's long-term debt, except for the Convertible Notes, is estimated based on the discounted value of the future cash flows expected to be paid on the loans. The discount rate used to estimate the fair value of the loans is the rate currently available to the Company for loans with similar terms and maturities. The fair value of the Company's Convertible Notes is estimated based on the closing market price of the Convertible Notes as of the end of the year.

         The estimated fair values of the Company's financial instruments are as follows:

                                                 2000                                 1999
                                       --------------------------          -------------------------
                                       CARRYING           FAIR             CARRYING         FAIR
                                        AMOUNT            VALUE             AMOUNT          VALUE
                                       ---------        ---------          ---------      ----------
Cash and cash equivalents              $ 129,314        $ 129,314          $  98,820      $  98,820
Securities available for sale            110,955          110,955            139,402        139,402
Long-term debt                            65,616           47,645             69,733         69,548
Convertible Notes                        150,000          145,068            150,000        173,949

7.       EMPLOYEE BENEFITS

STOCK OPTIONS

         The Company has two stock option plans under which up to 6,000,000 common shares are reserved for issuance and of which options representing 4,353,185 common shares have been granted as of September 24, 2000. Options may be granted to any employee, including officers and directors of the Company, and certain non-employees, at a price not less than the fair market value of the Company's common stock at the date the options are granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of the Board of Directors that administers the plans. Options granted under the plans generally are exercisable one year from the date of grant.

                                          1996 PLAN               1988 PLAN
                                          ---------              ----------

Balance, September 28, 1997                  18,500               1,786,761
     Granted at $20.19 to $27.75            232,270                 139,065
     Exercised at $13.81 to $33.88               --                (168,261)
     Expired                                 (1,510)                 (2,700)
                                         -----------             -----------
Balance, September 27, 1998                 249,260               1,754,865
     Granted at $26.63 to $46.63            317,505                      --
     Exercised at $2.00 to $34.25            (8,080)               (159,305)
     Expired                                 (3,260)                (17,245)
                                         -----------             -----------
Balance, September 26, 1999                 555,425               1,578,315
     Granted at $14.81 to $21.38            779,300                      --
     Exercised at $2.46 to $17.33                --                 (40,280)
     Expired                               (126,140)                (50,595)
                                         -----------             -----------
Balance, September 24, 2000               1,208,585               1,487,440


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


                                          2000           1999             1998
                                       ---------      ---------       ----------
Net income (loss):
     As reported                       $(73,612)      $ 17,638        $(48,411)
     Pro forma                          (84,137)        12,489         (54,303)
Net income (loss) per common and
 common equivalent share:
     As reported - basic               $  (2.97)      $   0.77        $  (2.46)

     Pro forma - basic                 $  (3.40)      $   0.54        $  (2.76)

     As reported - diluted             $  (2.97)      $   0.75        $  (2.46)

     Pro forma - diluted               $  (3.40)      $   0.53        $  (2.76)


         In determining compensation cost pursuant to SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for various grants during 2000: risk-free interest rate of 6.2%; expected life of six years; and expected volatility of 78%. The following weighted average assumptions were used for various grants in 1999: risk-free interest rate of 4.8%; expected life of six years; and expected volatility of 61%. The following weighted average assumptions were used for various grants in 1998: risk-free interest rate of 5.8%; expected life of six years; and expected volatility of 69%.

EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution plan covering its employees. The Company's contributions to the plan were $10,375,000 in 2000, $11,324,000 in 1999 and $9,239,000 in 1998.

         The Company sponsors a self-insured comprehensive medical and dental plan for qualified employees that is funded by contributions from both the Company and plan participants. Contributions are made through a Voluntary Employee's Benefit Association Trust. The Company recognized expense related to these plans of $19,403,000 in 2000, $22,574,000 in 1999 and $19,109,000 in 1998.

8.       COMMITMENTS AND CONTINGENCIES

OPERATING AND CAPITAL LEASES

         The Company is committed under various operating lease agreements. Total rent expense under these operating leases was $23,474,000 in 2000, $26,726,000 in 1999 and $22,099,000 in 1998.

         The Company also leases some manufacturing equipment under agreements that transfer ownership of the equipment by the end of the lease terms. As a result, the present value of the remaining future minimum lease payments has been recorded as a capital lease asset and related capitalized lease obligation. Assets under these capital leases are included in the accompanying consolidated balance sheets.

         Future minimum payments for all operating leases and capital leases with initial or remaining terms of one year or more subsequent to September 24, 2000 are as follows:

                                       OPERATING                  CAPITAL
                                        LEASES                     LEASES
                                       ---------                  --------
 2001                                  $ 14,327                   $ 9,603
 2002                                    11,399                     6,328
 2003                                     5,989                     7,033
 2004                                     3,239                        --
 2005 and thereafter                     13,700                        --
                                       --------                   -------
 Total minimum lease payments          $ 48,654                    22,964
                                       ========
 Amount representing interest                                      (4,708)
                                                                  -------
 Present value of minimum
   lease payments                                                 $18,256
                                                                  =======

LEGAL PROCEEDINGS

         On September 18, 2000, HTI commenced a lawsuit in the United States District Court for the District of Minnesota against the Magnecomp Group, an unincorporated association of companies, and seven members of the Magnecomp Group. The lawsuit alleges that the Magnecomp Group has sold infringing products without a license, and alleges infringement of nine of HTI's patents related to the design and manufacture of suspension assemblies. The lawsuit requests damages, including treble damages, attorneys' fees, costs, and an injunction against the Magnecomp Group.

         On October 12, 2000, Magnecomp Corporation commenced a lawsuit in the United States District Court for the Central District of California against HTI. The lawsuit alleges that HTI has sold products infringing four patents, engaged in anti-competitive conduct in violation of federal and state antitrust laws, and violated California state law regarding contractual interference and unfair competition. The lawsuit requests damages, including treble damages, attorneys' fees, costs, punitive damages, and an injunction against HTI. On December 8, 2000, the California District Court issued an order granting HTI's motion to transfer the California action to the United States District Court for the District of Minnesota.

         The Company and certain users of the Company's products have from time to time received, and may in the future receive, communications from third parties asserting patents against the Company or its customers which may relate to certain of the Company's manufacturing equipment or products or to products that include the Company's products as a component. The Company is currently a party to the litigation described above. In addition, certain of its customers have been sued on patents having claims closely related to products sold by the Company. In the event any third party were to make a valid infringement claim and a license were not available on terms acceptable to the Company, the Company's operating results could be adversely affected. The Company expects that, as the number of patents issued continues to increase, and as the Company grows, the volume of intellectual property claims could increase. The Company may need to engage in litigation to enforce patents issued or licensed to it, protect trade secrets or know-how owned by it or determine the enforceability, scope and validity of the intellectual property rights of others. The Company could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on its results of operations.

         The Company is a party to certain other claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect the Company's current or future financial position or results of operations.

OTHER MATTERS
         In early calendar 2000, the World Trade Organization ("WTO") ruled that the United States Foreign Sales Corporation ("FSC") provision constituted an illegal export subsidy, and specified that the United States withdraw the FSC provision effective October 1, 2000. In response to the ruling, the United States government recently enacted The FSC Repeal and Extraterritorial Income Exclusion Act of 2000. The United States believes this is a WTO-compatible solution. The Company does not expect that the new legislation will change materially the tax benefit earned by the Company.

9.       SUPPLEMENTARY CASH FLOW INFORMATION


                                                  2000             1999             1998
                                               --------         ----------       ---------
Changes in operating assets and liabilities:
     Receivables, net                          $ 17,058          $ (3,631)       $(23,164)
     Inventories                                  8,468           (15,204)          1,409
     Prepaid and other expenses                     910            (2,827)         (5,054)
     Accounts payable and accrued
       liabilities                               (2,029)          (12,613)         21,444
     Other non-current liabilities               (2,986)              759          (2,599)
                                               --------          --------        --------
                                               $ 21,421          $(33,516)       $ (7,964)
                                               ========          ========        ========

Cash paid for:
     Interest (net of amount capitalized)       $12,452          $  9,685        $  3,486
     Income taxes                                 5,927             3,775           2,345

         Capitalized interest was $2,817,000 in 2000, $5,110,000 in 1999 and $6,766,000 in 1998.

10.      SALE OF COMMON STOCK

         In February 1999, the Company issued 4,800,000 shares of its common stock through a public offering. The Company received net proceeds of $209,136,000 which are being used for general corporate purposes.

11.      SEGMENT REPORTING

         Based on the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has determined that suspension assemblies is its only reportable segment. The suspension assembly segment consists of conventional and TSA suspensions sold to a small number of disk drive manufacturers. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

         Detailed revenue by product sold are as follows:

                                             2000           1999          1998
                                          --------        --------      --------

Conventional suspensions                  $103,515        $179,549      $244,777
TSA suspensions                            351,544         378,217       146,163
Other                                        4,513          22,504        16,676
                                          --------        --------      --------
                                          $459,572        $580,270      $407,616
                                          ========        ========      ========

         Sales to foreign locations were as follows:

                                             2000         1999           1998
                                           --------     --------       --------

Foreign-based enterprises                  $257,324     $272,129       $167,767
Foreign subsidiaries of U.S.
  corporations                              155,422      144,120         47,885
                                           --------     --------       --------
                                           $412,746     $416,249       $215,652
                                           ========     ========       ========

         The majority of these foreign location sales were to the Pacific Rim region. In addition, the Company had significant sales to U.S. corporations which used the Company's products in their offshore manufacturing sites.

         Revenue and long-lived assets by geographic area are as follows:

                                            2000           1999          1998
                                          --------       --------      ---------
Revenue:
  Hong Kong                               $141,230       $132,601      $115,990
  Thailand                                 128,270        117,774        40,473
  Japan                                     59,225         72,523        24,557
  United States                             52,585        168,717       195,075
  China                                     40,799         47,880        25,767
  Mexico                                    23,807         24,135            --
  Indonesia                                 13,577         16,282            --
  Other foreign countries                       79            358         5,754
                                          --------       --------      ---------
                                          $459,572       $580,270      $407,616
                                          ========       ========      =========

                                            2000           1999           1998
                                          --------       --------      ---------

Long-lived assets:
  United States                           $283,602       $352,901      $335,208
  Other foreign countries                       57             35            81
                                          --------       --------      ---------
                                          $283,659       $352,936      $335,289
                                          ========       ========      =========

         Sales to customers in excess of 10% of net sales are as follows:

                                            2000           1999           1998
                                          --------       --------      ---------

SAE Magnetics, Ltd/TDK                       26%            21%            26%
Seagate Technology, Inc.                     19             16             18
IBM and affiliates                           15             23             20
Read-Rite Corporation                        14              6             10
Alps Electric Co., Ltd.                      13             10              4
Yamaha Corporation                            2             12             10

         Sales to the Company's five largest customers constituted 87%, 82% and 84% of net sales for 2000, 1999 and 1998, respectively.

12.  SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

         The following table summarizes unaudited financial data for 2000 and 1999.

                                          2000 BY QUARTER                                    1999 BY QUARTER
                     --------------------------------------------------     ---------------------------------------------
                        FIRST         SECOND       THIRD       FOURTH          FIRST     SECOND       THIRD      FOURTH
                     -----------    ----------  -----------  ----------     ---------- ----------  ----------  ----------
 Net sales             $123,823      $110,937    $108,663     $116,149        $155,275   $152,366    $131,257    $141,372
 Gross profit             7,983         4,442       4,238       19,486          33,585     36,390       9,393      14,298
 Income (loss) from
   operations           (55,395)(1)   (14,131)    (30,763)(3)    1,873          16,714     17,169      (7,520)     (3,030)
 Income (loss)
   before income taxes  (55,167)(1)   (14,527)    (30,558)(3)    2,103          14,598     17,404      (6,955)     (2,729)
 Net income (loss)      (39,169)(2)   (13,101)    (22,919)(4)    1,577          11,533     13,748      (5,494)     (2,149)
 Net income (loss)
   per share -
      Basic               (1.58)        (0.53)      (0.92)        0.06            0.58       0.61       (0.22)      (0.09)
      Diluted             (1.58)        (0.53)      (0.92)        0.06            0.52       0.54       (0.22)      (0.09)
 Price range per
   share
      High                30.00         22.50       22.00        25.00           35.25      51.25       29.25       32.75
      Low                 17.63         14.69        9.38        12.81           11.88      19.69       18.50       21.75

         The price range per share, reflected above, is the highest and lowest bids as quoted on The Nasdaq National Market during each quarter.

(1)  Includes $46,528,000 for asset impairment and other charges.
(2)  Includes (net of tax) $34,896,000 for asset impairment and other charges.
(3)  Includes $16,740,000 for asset impairment and other charges.
(4)  Includes (net of tax) $12,555,000 for asset impairment and other charges.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO HUTCHINSON TECHNOLOGY INCORPORATED:

We have audited the accompanying consolidated balance sheets of Hutchinson Technology Incorporated (a Minnesota corporation) and Subsidiaries as of September 24, 2000 and September 26, 1999, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended September 24, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hutchinson Technology Incorporated and Subsidiaries as of September 24, 2000 and September 26, 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 24, 2000 in conformity with generally accepted accounting principles generally accepted in the United States.

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

/s/ ARTHUR ANDERSEN LLP
Minneapolis, Minnesota
October 30, 2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               Hutchinson Technology Incorporated and Subsidiaries

                                                                                   (DOLLARS IN THOUSANDS)
                                                        BALANCE AT         ADDITIONS CHARGED TO     OTHER CHANGES       BALANCE AT
                                                   BEGINNING OF PERIOD      COSTS AND EXPENSES       ADD (DEDUCT)      END OF PERIOD
                                                   -------------------     --------------------     -------------      -------------
1998: Deducted from asset accounts-
   Allowance for doubtful accounts receivable..           $1,965                 $ 1,730             $     -- (1)         $3,695
   Reserve for sales returns and allowances....              217                   5,656               (4,361)(2)          1,512
   Severance charges...........................               --                      --                   --                 --
                                                          ------                 -------             --------             ------
                                                          $2,182                 $ 7,386             $ (4,361)            $5,207
                                                          ======                 =======             ========             ======
1999: Deducted from asset accounts-
   Allowance for doubtful accounts receivable..           $3,695                 $   303             $   (927)(1)         $3,071
   Reserve for sales returns and allowances....            1,512                   6,089               (4,277)(2)          3,324
   Severance charges...........................               --                      --                   --                 --
                                                          ------                 -------             --------             ------
                                                          $5,207                 $ 6,392             $ (5,204)            $6,395
                                                          ======                 =======             ========             ======
2000: Deducted from asset accounts-
   Allowance for doubtful accounts receivable..           $3,071                 $   434             $    309 (1)         $3,814
   Reserve for sales returns and allowances....            3,324                   5,319               (6,300)(2)          2,343
   Severance charges...........................               --                   6,745               (6,745)(3)             --
                                                          ------                 -------             --------             ------
                                                          $6,395                 $12,498             $(12,736)            $6,157
                                                          ======                 =======             ========             ======

(1) Uncollectible accounts receivable written off, net of recoveries.
(2) Returns honored and credit memos issued.
(3) Severance charges paid.

ELEVEN-YEAR SELECTED FINANCIAL DATA

Hutchinson Technology Incorporated and Subsidiaries


      ANNUAL        (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF EMPLOYEES)
    GROWTH  (%)
  --------------                              2000         1999        1998        1997         1996         1995         1994
    5       10                             ---------     --------    --------    --------     --------     --------     --------
  YEAR     YEAR
  ----     ----
                  FOR THE YEAR:
     9      14    Net sales                $ 459,572     $580,270    $407,616    $453,232     $353,186     $299,998     $238,794
   (13)      3    Gross profit (loss)         36,149     $ 93,666      (3,636)    117,279       79,570       73,763       39,246
                    Percent of net sales          8%          16%         (1)%        26%          23%          25%          16%
                  Income (loss) from
    --      --       operations            $(98,416)     $ 23,333    $(65,124)   $ 52,716     $ 18,203     $ 28,921     $  7,780
                    Percent of net sales       (21)%           4%        (16)%        12%           5%          10%           3%
    --      --    Net income (loss)        $(73,612)     $ 17,638    $(48,411)   $ 41,909     $ 13,802     $ 21,078     $  5,880
                    Percent of net sales       (16)%           3%        (12)%         9%           4%           7%           2%
     8      25    Capital expenditures     $  64,657     $120,596    $206,888    $ 82,639     $ 77,065     $ 44,472     $ 29,540
                  Research and development
     7      18      expenses                  21,433       23,106      20,360      20,185       27,651       15,041        8,626
    26      25    Depreciation expense        91,194       92,635      50,544      38,299       33,565       28,174       23,974
                  Cash flow from operating
     4      16      activities                69,679       81,176     (12,824)     76,816       39,904       57,814       11,967

                  AT YEAR END:
    10      12    Receivables              $  64,708     $ 81,766    $ 78,135    $ 86,044     $ 56,278     $ 40,683     $ 39,115
    20      19    Inventories                 32,516       40,984      25,780      27,189       17,235       13,298        9,529
    38      28    Working capital            270,609      309,447     101,114     173,156       62,102       54,284       51,996
                  Net property, plant
    25      26     and equipment             283,659      352,936     335,289     175,253      121,706       93,816       77,887
    29      27    Total assets               683,933      751,849     549,478     429,839      238,983      190,898      151,148
                  Total debt and capital
    44      28      leases                   233,872      219,733     222,860      78,194       58,945       37,700       40,080
                  Total debt and capital
                    leases as a percentage
                    of total capitalization      37%          32%         48%         22%          31%          24%          30%
    27      30    Shareholders' investment  $392,489     $464,959    $236,830    $282,958     $133,684     $119,745     $ 94,619
                  Return on shareholders'
                    investment                 (17)%           5%       (19)%         20%          11%          20%           6%
    (1)      6    Number of employees          4,729        7,701       7,764       7,181        5,479        4,858        4,600
     9       8    Shares of stock
                    outstanding               24,830       24,744      19,780      19,619       16,356       16,341       15,999

                  PER SHARE
                  INFORMATION:
    --      --    Net income (loss) -
                   diluted                  $ (2.97)     $   0.75    $ (2.46)    $   2.21     $   0.82     $   1.28     $   0.36
                  Shareholders' investment
    17      21     (book value)                15.81        18.79       11.97       14.42         8.17         7.33         5.91
                  Price range:
     0      21      High                       30.00        51.25       35.44       38.38        21.83        29.67        13.29
     4      19      Low                         9.38        11.88       13.81       12.75        10.25         7.67         7.25


                                1993        1992         1991        1990
                              --------    --------     --------    --------
FOR THE YEAR:
Net sales                     $198,734    $160,340     $143,260    $122,444
Gross profit (loss)             44,423      40,261       27,920      26,107
  Percent of net sales             22%         25%          19%         21%
Income (loss) from
   operations                 $  9,961    $ 13,581     $  7,265    $  8,528
  Percent of net sales              5%          8%           5%          7%
Net income (loss)             $  8,554    $ 12,849     $  4,499    $  5,338
  Percent of net sales              4%          8%           3%          4%
Capital expenditures          $ 46,768    $ 20,492     $ 17,747    $  6,794
Research and development
  expenses                       9,846       5,770        4,208       3,959
Depreciation expense            15,737      12,908       11,253       9,719
Cash flow from operating
  activities                    22,449      19,397       16,944      15,174

AT YEAR END:
Receivables                   $ 22,320    $ 25,454     $ 18,499    $ 20,216
Inventories                      7,899       5,638        4,580       5,913
Working capital                 26,238      49,018       18,083      22,768
Net property, plant
 and equipment                  72,419      41,513       34,304      27,618
Total assets                   116,639     109,126       65,992      64,669
Total debt and capital
  leases                        12,460      16,755       19,354      20,550
Total debt and capital
  leases as a percentage
  of total capitalization          12%         18%          37%         42%
Shareholders' investment      $ 88,689    $ 77,025     $ 33,512    $ 28,834
Return on shareholders'
  investment                       10%         23%          14%         20%
Number of employees              4,108       3,332        2,798       2,648
Shares of stock
  outstanding                   15,993      15,519       11,907      11,844

PER SHARE
INFORMATION:
Net income (loss) -
 diluted                      $   0.53    $   0.91     $   0.37    $   0.45
Shareholders' investment
 (book value)                     5.55        4.96         2.81        2.43
Price range:
  High                           16.58       10.67         4.58        4.50
  Low                             6.83        3.17         2.04        1.67



                                  EXHIBIT INDEX

EXHIBIT                            DESCRIPTION                                           PAGE
-------                            -----------                                           ----
  3.1     Restated Articles of Incorporation of HTI, as amended by Articles of Amendment dated 1/27/88 and as amended by Articles of Amendment dated 1/21/97 (incorporated by reference to Exhibit 3.1 to HTI's
          Quarterly Report on Form 10-Q for the quarter ended 6/29/97)..........Incorporated by Reference

  3.2     Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96)
          and Amendments to Restated By-Laws of HTI dated 7/19/00 (incorporated by reference to Exhibit 3.2 to HTI's Quarterly Report on Form 10-Q for
          the quarter ended 6/25/00).............................................Incorporated by Reference

  4.1 Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.

  4.2     Indenture dated as of 3/18/98 between HTI and U.S. Bank National
          Association, as Trustee (incorporated by reference to Exhibit 4.6 to
          HTI's Registration Statement on Form S-3, Registration No.
          333-50143)............................................................Incorporated by Reference

  4.3     Purchase Agreement dated 3/12/98 by and among HTI, NationsBanc
          Montgomery Securities LLC and First Chicago Capital Markets, Inc.
          (incorporated by reference to Exhibit 4.7 to HTI's Registration
          Statement on Form S-3, Registration No. 333-50143)....................Incorporated by Reference

  4.4     Shelf Registration Agreement dated as of 3/18/98 by and among HTI,
          NationsBanc Montgomery Securities LLC and First Chicago Capital
          Markets, Inc. (incorporated by reference to Exhibit 4.8 to HTI's
          Registration Statement on Form S-3, Registration No. 333-50143).......Incorporated by Reference

 10.1     Office/Warehouse Lease between OPUS Corporation, Lessor, and HTI,
          Lessee, dated 12/29/95 (incorporated by reference to Exhibit 10.2 to
          HTI's Quarterly Report on Form 10-Q for the quarter ended 3/24/96), and First Amendment to Office/Warehouse Lease dated 4/30/96
          (incorporated by reference to Exhibit 10.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended 6/23/96)...........................Incorporated by Reference

 10.2     Directors' Retirement Plan effective as of 1/1/92 (incorporated by reference to Exhibit 10.12 to HTI's Annual Report on Form 10-K for
          the fiscal year ended 9/27/92) and Amendment effective as of 11/19/97
          (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97)..........................Incorporated by Reference

 10.3     Description of Bonus Program for Key Employees of Hutchinson
          Technology Incorporated (incorporated by reference to Exhibit 10.13 to HTI's Annual Report on Form 10-K for the fiscal year ended
          9/27/92)..............................................................Incorporated by Reference

 10.4     1988 Stock Option Plan (incorporated by reference to Exhibit 10.8 to HTI's Annual Report on Form 10-K for the fiscal year ended
          9/25/88), Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.5 to HTI's Annual Report on Form 10-K for the
          fiscal year ended 9/26/93), and Amendment to the 1988 Stock Option
          Plan (incorporated by reference to Exhibit 10.5 to HTI's Quarterly
          Report on Form 10-Q for the quarter ended 3/26/95)....................Incorporated by Reference

 10.5     Patent License Agreement, effective as of 9/1/94, between
          Hutchinson Technology Incorporated and International Business Machines
          Corporation (incorporated by reference to Exhibit 10.11 to HTI's
          Quarterly Report on Form 10-Q/A for the quarter ended
          6/25/95)..............................................................Incorporated by Reference

 10.6     Lease Agreement between Meridian Eau Claire LLC and Hutchinson
          Technology Incorporated, dated 5/1/96 (incorporated by reference to
          Exhibit 10.10 to HTI's Quarterly Report on Form 10-Q for the quarter ended 6/23/96) and First Amendment to Lease...........................Filed Electronically


 10.7     Master Lease Agreement dated as of 12/19/96 between General
          Electric Capital Corporation, as Lessor ("GE"), and Hutchinson
          Technology Incorporated, as Lessee (incorporated by reference to
          Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96), Amendment dated 6/30/97 to the Master Lease Agreement between GE and Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for
          the quarter ended 12/28/97), letter amendment dated 3/5/98 to the
          Master Lease Agreement between GE and Hutchinson Technology
          Incorporated (incorporated by reference to Exhibit 10.11 to HTI's
          Quarterly Report on Form 10-Q for the quarter ended 3/29/98), letter amendment dated 9/25/98 to the Master Lease Agreement between GE and
          Hutchinson Technology Incorporated (incorporated by reference to
          Exhibit 10.11 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/27/98), letter amendment dated 1/11/00, effective as of
          12/22/99, to the Master Lease Agreement between GE and Hutchinson
          Technology Incorporated (incorporated by reference to Exhibit 10.1 to
          HTI's Quarterly Report on Form 10-Q for the quarter ended 12/26/99), and letter amendment dated 8/31/00 to the Master Lease Agreement between GE and Hutchinson Technology Incorporated.....................Filed Electronically

 10.8     Hutchinson Technology Incorporated 1996 Incentive Plan
          (incorporated by reference to Exhibit 10.12 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96)..........................Incorporated by Reference

 10.9     Hutchinson Technology Incorporated Incentive Bonus Plan
          (incorporated by reference to Exhibit 10.13 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97)..........................Incorporated by Reference

 10.10    Description of Hutchinson Technology Incorporated Year 2000
          Bonus Program (incorporated by reference to Exhibit 10.2 to HTI's
          Quarterly Report on Form 10-Q for the quarter ended
          12/26/99).............................................................Incorporated by Reference

 21.1     List of Subsidiaries..................................................Filed Electronically

 23.1     Consent of Independent Public Accountants.............................Filed Electronically

 27.1     Financial Data Schedule...............................................Filed Electronically