Form 10-Q
period 2000-12-24
HUTCHINSON TECHNOLOGY INC
filed 2001-02-06
CIK 772897

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 DECEMBER 24, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------     ----------------------


Commission File Number                         0-14709
                       ---------------------------------------------------------

                       HUTCHINSON TECHNOLOGY INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                 41-0901840
---------------------------------         --------------------------------
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

As of January 31, 2001 the registrant had 24,871,368 shares of Common Stock issued and outstanding.


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       HUTCHINSON TECHNOLOGY INCORPORATED
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                             (Dollars in thousands)

                                                                   December 24,        September 24,
                                                                       2000                2000
                                                                   ------------        -------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $ 146,826            $ 129,314
   Securities available for sale                                       96,661              110,955
   Trade receivables, net                                              63,164               60,637
   Other receivables                                                    3,641                4,071
   Inventories                                                         29,398               32,516
   Prepaid taxes and other expenses                                    17,855               16,967
                                                                    ---------            ---------
         Total current assets                                         357,545              354,460
Property, plant and equipment, net                                    270,965              283,659
Other assets                                                           43,048               45,814
                                                                    ---------            ---------
                                                                    $ 671,558            $ 683,933
                                                                    =========            =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Current portion of capital lease obligation                      $   8,855            $   8,538
   Current maturities of long-term debt                                19,277               20,910
   Accounts payable and accrued expenses                               32,942               38,674
   Accrued compensation                                                17,147               15,729
                                                                    ---------            ---------
         Total current liabilities                                     78,221               83,851
Capital lease obligation                                                7,857                9,718
Long-term debt, less current maturities                                39,334               44,706
Convertible subordinated notes                                        150,000              150,000
Other long-term liabilities                                             2,699                3,169
Shareholders' investment:
  Common stock, $.01 par value, 45,000,000 shares authorized,
      24,850,000 and 24,830,000 issued and outstanding                    249                  248
   Additional paid-in capital                                         364,782              364,540
   Retained earnings                                                   28,416               27,701
                                                                    ---------            ---------
         Total shareholders' investment                               393,447              392,489
                                                                    ---------            ---------
                                                                    $ 671,558            $ 683,933
                                                                    =========            =========

See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                     (In thousands, except per share data)

                                                                        Thirteen Weeks Ended
                                                                   -------------------------------
                                                                   December 24,       December 26,
                                                                       2000               1999
                                                                   ------------       ------------
Net sales                                                           $  118,914          $  123,823

Cost of sales                                                           99,020             115,840
                                                                    ----------          ----------

   Gross profit                                                         19,894               7,983

Selling, general and
   administrative expenses                                              12,752              11,309

Research and development
   expenses                                                              6,508               5,541

Asset impairment and other (Note 3)                                         --              46,528
                                                                    ----------          ----------

   Income (loss) from operations                                           634             (55,395)

Interest expense                                                        (3,973)             (2,999)

Other income, net                                                        4,133               3,227
                                                                    ----------          ----------

   Income (loss) before income taxes                                       794             (55,167)

Provision (benefit) for income taxes                                        79             (15,998)
                                                                    ----------          ----------

   Net income (loss)                                                $      715          $  (39,169)
                                                                    ==========          ==========

Basic earnings (loss) per share                                     $     0.03          $    (1.58)
Diluted earnings (loss) per share                                   $     0.03          $    (1.58)

Weighted average common shares outstanding                              24,849              24,745
Weighted average common and diluted shares outstanding                  25,162              24,745


See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)

                                                                         Thirteen Weeks Ended
                                                                   ---------------------------------
                                                                   December 24,       December 26,
                                                                       2000                1999
                                                                   ------------       --------------
Operating activities:
   Net income (loss)                                                $     715          $  (39,169)
   Adjustments to reconcile net income (loss) to
      cash provided by (used for) operating activities:
         Asset impairment and other                                        --              46,528
         Depreciation and amortization                                 22,429              24,056
         Deferred taxes                                                   965             (19,163)
         Change in operating assets and liabilities (Note 8)           (2,887)             19,981
                                                                    ---------          ----------
           Cash provided by operating activities                       21,222              32,233
                                                                    ---------          ----------

Investing activities:
   Sales of marketable securities                                      39,688              11,461
   Purchases of marketable securities                                 (25,394)            (31,880)
   Capital expenditures                                                (9,698)            (26,059)
                                                                    ---------          ----------
           Cash provided by (used for) investing activities             4,596             (46,478)
                                                                    ---------          ----------

Financing activities:
   Repayments of long-term debt                                        (7,005)                 --
   Repayments of capital lease obligation                              (1,544)                (21)
   Net proceeds from issuance of common stock                             243                  30
                                                                    ---------          ----------
           Cash provided by (used for) financing activities            (8,306)                  9
                                                                    ---------          ----------

Net increase (decrease) in cash and cash equivalents                   17,512             (14,236)

Cash and cash equivalents at beginning of period                      129,314              98,820
                                                                    ---------          ----------

Cash and cash equivalents at end of period                          $ 146,826          $   84,584
                                                                    =========          ==========


See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                             (Dollars in thousands)

Unless otherwise indicated, references to "2001" means HTI's fiscal year ending September 30, 2001 and references to "2000" mean HTI's fiscal year ended September 24, 2000.

(1)  ACCOUNTING POLICIES

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

(2)  ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" ("SFAS 138"), effective September 25, 2000. SFAS 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has determined that the effect of adopting SFAS 133 and SFAS 138 was not material to the earnings and the financial position of the Company.

(3)  ASSET IMPAIRMENT AND OTHER

The Company recorded charges in its first quarter of 2000 of $43,528,000 for impaired assets and $3,000,000 for severance costs. These charges are reflected on the accompanying statement of operations as "Asset impairment and other."

Advances in technology have enabled disk drive manufacturers to reduce their costs by using fewer components, including suspension assemblies, in each disk drive. Industry forecasts during quarter one of 2000 indicating further decreases in component counts, extending from the desktop market to server drives, triggered an impairment review by the Company late in that quarter. As a result, the Company prepared an analysis, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", to determine if there was impairment of certain excess manufacturing equipment and tooling, primarily for TSA suspensions. The analysis resulted in an impairment charge based on the difference between the carrying value and the estimated fair value of these assets. Fair value was based on discounting estimated future cash flows for assets grouped at the lowest level for which there were identifiable cash flows at a discount rate commensurate with the risks involved.

During quarter one of 2000, the Company terminated approximately 250 employees in its workforce, including indirect positions in its administrative, development and manufacturing support areas at all plant sites. The workforce reduction resulted in a charge for severance costs of $3,000,000. The full amount of these severance costs has been paid.

(4)  BUSINESS AND CUSTOMERS

The Company is the world's leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. The Company also is evaluating other product opportunities in the medical device and other markets, but does not expect to generate significant revenue. A breakdown of customer sales is as follows:

                                                     Thirteen Weeks Ended
                                              --------------------------------
                                              December 24,        December 26,
Percentage of Net Sales                           2000                1999
-----------------------                       ------------        ------------
Five Largest Customers                             93%                 87%
   SAE Magnetics, Ltd/TDK                          27                  26
   Read-Rite Corporation                           25                  10
   Seagate Technology, Inc.                        15                  21
   Alps Electric Co., Ltd.                         13                  15
   IBM and affiliates                              13                  15


(5)  INVENTORIES

At December 24, 2000, all inventories were stated at the lower of first-in, first-out ("FIFO") cost or market. Inventories consist of the following:

                                              December 24,       September 24,
                                                  2000                2000
                                              ------------       -------------
         Raw materials                          $  7,750            $  9,129
         Work in process                           8,329               9,680
         Finished goods                           13,319              13,707
                                                --------            --------
                                                $ 29,398            $ 32,516
                                                ========            ========

(6)  NET INCOME PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:

                                                      Thirteen Weeks Ended
                                                --------------------------------
                                                December 24,        December 26,
                                                    2000                1999
                                                ------------        ------------
Net income (loss) available for common            $   715            $(39,169)
shareholders                                      -------            --------

Weighted average common shares outstanding         24,849              24,745
Dilutive potential common shares                      313                  --
                                                  -------            --------
Weighted average common and diluted shares         25,162              24,745
  outstanding                                     =======            ========

Basic earnings (loss) per share                   $  0.03            $ (1.58)
Diluted earnings (loss) per share                 $  0.03            $ (1.58)

Potential common shares of 5,291,000 related to the Company's outstanding convertible subordinated notes were excluded from the computation of diluted earnings (loss) per share for the thirteen weeks ended December 24, 2000 and December 26, 1999, as inclusion of these shares would have been antidilutive. Potential common shares of 418,000 related to the Company's outstanding stock options were excluded from the computation of diluted loss per share for the thirteen weeks ended December 26, 1999, as inclusion of these shares would have been antidilutive.

(7)  INCOME TAXES

The following table details the significant components of the Company's deferred tax assets:

                                                    December 24,   September 24,
                                                        2000           2000
                                                    ------------   -------------
Current deferred tax assets:
         Receivable reserves                         $   2,560       $   2,271
         Inventories                                     9,294           9,290
         Accruals and other reserves                     4,691           4,571
                                                     ---------       ---------
            Total current deferred tax assets        $  16,545       $  16,132
                                                     ---------       ---------

Long-term deferred tax assets:
         Property, plant and equipment                  13,603          15,162
         Tax credits                                    13,405          13,043
         Net operating loss carryforwards               50,687          50,687
         Valuation allowance                           (45,598)        (45,417)
                                                     ---------       ---------
             Total long-term deferred tax assets        32,097          33,475
                                                     ---------       ---------

Total deferred tax assets                            $  48,642       $  49,607
                                                     =========       =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 24, 2000, the Company had unused tax credits and net operating loss carryforwards of $64,092,000, of which $5,525,000 can be carried forward indefinitely and $58,567,000 expire at various dates through 2020. A valuation allowance of $45,598,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of certain tax credits and net operating loss carryforwards.

(8)  SUPPLEMENTARY CASH FLOW INFORMATION

                                                         Thirteen Weeks Ended
                                                      --------------------------
                                                      December 24,  December 26,
                                                          2000          1999
                                                      ------------  ------------
Changes in operating assets and liabilities:
         Receivables, net                              $  (2,097)     $ 18,345
         Inventories                                       3,118        (1,133)
         Prepaid and other                                   701           175
         Accounts payable and accrued liabilities         (4,139)        3,477
         Other non-current liabilities                      (470)         (883)
                                                       ---------      --------
                                                       $  (2,887)     $ 19,981
                                                       =========      ========
Cash paid for:
         Interest (net of amount capitalized)          $   1,791      $    131
         Income taxes                                        502         1,050

Capitalized interest for the thirteen weeks ended December 24, 2000 was $259,000 compared to $980,000 for the comparable period in 2000.

(9)  LEGAL CONTINGENCIES

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

The Company and certain users of the Company's products have from time to time received, and may in the future receive, communications from third parties asserting patents against the Company or its customers which may relate to certain of the Company's manufacturing equipment or products or to products that include the Company's products as a component. The Company is currently a party to the litigation described above. In addition, certain of its customers have been sued on patents having claims closely related to products sold by the Company. If any third party makes a valid infringement claim and a license were not available on terms acceptable to the Company, the Company's operating results could be adversely affected. The Company expects that, as the number of patents issued continues to increase, and as the Company grows, the volume of intellectual property claims could increase. The Company may need to engage in litigation to enforce patents issued or licensed to it, protect trade secrets or know-how owned by it or determine the enforceability, scope and validity of the intellectual property rights of others. The Company could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on its results of operations.

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

                       HUTCHINSON TECHNOLOGY INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless otherwise indicated, references to "2001" means HTI's fiscal year ending September 30, 2001, references to "2000" mean HTI's fiscal year ended September 24, 2000, and references to "1999" mean HTI's fiscal year ended September 26, 1999.

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

Improvements in data density of hard disk drives, which have outpaced storage capacity requirements, have enabled disk drive manufacturers to reduce their costs by using fewer components, including suspensions, in each drive. Improved head-gimbal assembly yields at our customers and shifts in our share of certain drive programs have also, to a lesser extent, decreased demand for our products. Results for 1999 and 2000, therefore, did not show the results we expected, as unit shipments declined. Unit shipments did show some improvement during the fourth quarter of 2000 and the first quarter of 2001. But, due to temporary industry inventory adjustments, our unit shipments for the second quarter of 2001 are likely to decrease from first quarter levels. Given these market conditions, we continue to have limited visibility for future demand. We will continue to have excess capacity until average component counts within disk drives stabilize or increase, or our share of certain drive programs increases, or until Internet-related storage growth increases or new applications for disk storage become more widespread.

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

Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as changes in demand, increases in production and engineering costs associated with production of new products, product mix, selling prices, the level of utilization of our production capacity, manufacturing yields and changes in the cost of materials. Gross margins have been negatively impacted since the third quarter of 1999 by lower than expected suspension shipments resulting in excess manufacturing equipment and tooling. Gross margins did improve, however, during the fourth quarter of 2000 and the first quarter of 2001 due to higher unit shipments, cost reduction measures and manufacturing productivity and yield improvements.

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

In addition to increases in suspension assembly demand, improvements to our operating margins depend, in part, on the successful management of our corporate infrastructure, our suspension assembly production capacity and our workforce. During the past two years, we consolidated some of our manufacturing operations to make better use of existing equipment and support staff across all of our plants and to reduce costs. As part of our efforts to improve our operating margins through reduced costs and improved efficiency, we reduced our overall employment level by 3,010 employees during the past five fiscal quarters through workforce reductions and managed attrition.

We currently are reducing our workforce by approximately 300 employees and expect to implement additional cost reduction efforts in the second quarter of 2001. Employees whose positions are eliminated will be offered a severance package.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 24, 2000 VS. THIRTEEN WEEKS ENDED DECEMBER 26,
1999.

Net sales for the thirteen weeks ended December 24, 2000 were $118,914,000, a decrease of $4,909,000 or 4% from the comparable period in 2000. This decrease was primarily a result of lower suspension assembly sales volume, somewhat offset by higher average selling prices.

Gross profit for the thirteen weeks ended December 24, 2000 was $19,894,000, compared to $7,983,000 for the comparable period in 2000. Gross profit as a percent of net sales increased from 6% to 17%, primarily due to lower manufacturing labor and benefits expenses as a result of the workforce reductions and manufacturing productivity and yield improvements that occurred during 2000, partially offset by the lower sales volume noted above.

Research and development expenses for the thirteen weeks ended December 24, 2000 were $6,508,000 compared to $5,541,000 for the thirteen weeks ended December 26, 1999. The increase was mainly due to increased advanced suspension development expenses. As a percent of net sales, research and development expenses increased from 4% in the first quarter of 2000 to 5% in the first quarter of 2001.

Selling, general and administrative expenses for the thirteen weeks ended December 24, 2000 were $12,752,000, an increase of $1,443,000 or 13% compared to the comparable period in 2000. The increase was due mainly to increased professional services expense of $722,000 and other incentive compensation costs of $500,000. As a percent of net sales, selling, general and administrative expenses increased from 9% in the first quarter of 2000 to 11% in the first quarter of 2001.

During the first quarter of 2000, we recorded a charge of $46,528,000 to write down certain assets and record severance costs for approximately 250 employees terminated during the quarter. Components of the charge included a $43,528,000 asset write-down of impaired manufacturing equipment and tooling, primarily for our TSA suspensions, and $3,000,000 of severance costs. See Note 3, "Asset Impairment and Other", in the notes to the condensed consolidated financial statements.

Other income for the thirteen weeks ended December 24, 2000 was $4,133,000, an increase of $906,000 from the comparable period in 2000, primarily due to an increase of $380,000 in interest income as a result of higher investment yields and a $160,000 gain from the sale of assets and supplies.

Interest expense for the thirteen weeks ended December 24, 2000 increased $974,000 from the comparable period in 2000, primarily due to a decrease in capitalized interest of $723,000 and interest expense on capitalized leases of $685,000, offset partially by a decrease in interest expense on our outstanding debt.

The income tax expense for the thirteen weeks ended December 24, 2000 was based on an estimated effective tax rate for the fiscal year of 10% which was below the statutory federal rate primarily due to lower forecasted income and the interplay between the types of net operating losses we have generated and the provisions for carrying these benefits forward.

Net income for the thirteen weeks ended December 24, 2000 was $715,000, compared to a net loss of $39,169,000 for the comparable period in 2000. The 2000 net loss included the above-mentioned asset write-down. As a percent of net sales, net income (loss) increased from (32)% to 1%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. As of December 24, 2000, we had a $50,000,000 credit facility secured by our accounts receivable and inventory. Letters of credit outstanding under this facility totaled $17,085,000 as of such date, including $813,000 issued as security for our $800,000 variable rate demand note, $15,647,000 issued in connection with obligations under equipment leases, and $625,000 issued to support potential self-insured workmens' compensation obligations. No other letters of credit were outstanding under the credit facility at December 24, 2000. The amount we can borrow under this credit facility is limited by the levels of our accounts receivable and inventory balances. As of December 24, 2000, $32,857,000 of borrowing capacity remained available to us.

Our cash and cash equivalents increased from $129,314,000 at September 24, 2000 to $146,826,000 at December 24, 2000. Our securities available for sale decreased from $110,955,000 to $96,661,000 during the same period. Overall, this reflects a $3,218,000 increase in our cash and cash equivalents and securities available for sale. We generated cash from operating activities of $21,222,000 for the thirteen weeks ended December 24, 2000.

Cash used for capital expenditures totaled $9,698,000 for the thirteen weeks ended December 24, 2000. We currently anticipate spending approximately $50,000,000 during 2001 primarily for new business systems, program tooling and manufacturing and process technology and equipment. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents, securities available for sale and/or additional financing capacity.

Certain of our existing financing agreements contain financial covenants and covenants which may restrict our ability to enter into certain types of financing. At the end of our 2000 third quarter, we were not in compliance with certain restrictive financial covenants because of our operating results in 1999 and in the first three quarters of 2000. As a result, although we had obtained waivers of these covenant violations for our third quarter, we classified the long-term portion of our outstanding senior notes as current liabilities on our third quarter balance sheet. We subsequently completed the negotiation and execution of amendments to the applicable financing agreements, which waived or modified the terms of these financial covenants for future fiscal periods. Other than non-compliance with certain covenants in one equipment lease, which was terminated as of September 29, 2000 by our purchase of the leased equipment, effective September 24, 2000, we were in compliance with all such covenants. We remained in compliance with all such covenants at December 24,2000. Our senior notes were reclassified as a long-term liability in our financial statements for the fourth quarter and for the year ended September 24, 2000. If we are not in compliance with financial covenants in our financing agreements at the end of any quarter, our future financial results and liquidity could be materially adversely affected.

We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations and credit facility will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through 2001. We will pursue additional debt or equity financing to supplement our current capital resources if needed beyond 2001. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all.


MARKET TRENDS AND CERTAIN CONTINGENCIES

(A) MARKET TRENDS

We expect the expanding use of personal computers, enterprise computing and storage, increasingly complex software and the emergence of new applications for disk storage, such as Internet-related storage, digital video recording, digital cameras, network attached storage, gaming consoles and other consumer applications, will further increase disk drive demand in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Improvements in data density of hard disk drives, extending from the desktop market to server drives, has reduced unit shipments of suspension assemblies since the third quarter of 1999. We currently expect suspension assembly shipments will be lower in quarter two compared to quarter one of 2001 due to temporary industry inventory adjustments.

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

The continual pursuit of increasing data density and lower storage costs are leading to further value-added features for TSA suspensions, such as extended electrical leads (tails) and switch shunts. A switch shunt helps our customers prevent damage to the sensitive recording heads by reducing the risk of electrostatic discharge. Additionally, actuated suspensions, including our aTSA suspension, incorporate a second stage actuator on the suspension to improve head positioning over increasingly tighter data tracks. Our cTSA suspension allows for attachment of preamplifiers near the head to improve data transfer signals.

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

We generally experience fluctuating selling prices due to competitive pricing pressures, product maturity, and new product offerings. While many of our current products are reaching or are in the mature phase of their life cycles and thus are experiencing declining selling prices, our newer products initially have higher selling prices.

(B) CONTINGENCIES

On September 18, 2000, we commenced a lawsuit in the United States District Court for the District of Minnesota against the Magnecomp Group, an unincorporated association of companies, and seven members of the Magnecomp Group. The lawsuit alleges that the Magnecomp Group has sold infringing products without a license, and alleges infringement of nine of our patents related to the design and manufacture of suspension assemblies. The lawsuit requests damages, including treble damages, attorneys' fees, costs, and an injunction against the Magnecomp Group.

On October 12, 2000, Magnecomp Corporation commenced a lawsuit in the United States District Court for the Central District of California against us. The lawsuit alleges that we sold products infringing four patents, engaged in anti-competitive conduct in violation of federal and state antitrust laws, and violated California state law regarding contractual interference and unfair competition. The lawsuit requests damages, including treble damages, attorneys' fees, costs, punitive damages, and an injunction against us. On December 8, 2000, the California District Court issued an order granting our motion to transfer the California action to the United States District Court for the District of Minnesota.

We and certain users of our products have from time to time received, and may in the future receive, communications from third parties asserting patents against us or our customers which may relate to our manufacturing equipment or to our products or to products that include our products as a component. We are currently a party to the litigation described above. In addition, certain of our customers have been sued on patents having claims closely related to products we sell. If any third party makes a valid infringement claim and a license were not available on terms acceptable to us, our operating results could be adversely affected. We expect that, as the number of patents issued continues to increase, and as we grow, the volume of intellectual property claims could increase. We may need to engage in litigation to enforce patents issued or licensed to us, protect trade secrets or know-how owned by us or determine the enforceability, scope and validity of the intellectual property rights of others. We could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on our results of operations.

We are a party to certain other claims arising in the ordinary course of business. In our opinion, the outcome of such claims will not materially affect our current or future financial position or results of operations.

(C)  OTHER MATTERS

In early calendar 2000, the World Trade Organization ("WTO") ruled that the United States Foreign Sales Corporation ("FSC") provision constituted an illegal export subsidy, and specified that the United States withdraw the FSC provision effective October 1, 2000. In response to the ruling, the United States government recently enacted The Extraterritorial Income Exclusion ("EIE") Act of 2000. The United States believes this is a WTO-compatible solution. A ruling from the WTO on the EIE is not expected to be issued until the spring or summer of calendar 2001. We do not expect that the new legislation will change materially the tax benefit that we earn.


FORWARD-LOOKING STATEMENTS

The statements under the headings "General" and "Market Trends and Certain Contingencies" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, manufacturing capacity and yields and selling prices, the statements under the heading "General" about workforce and cost reduction efforts, and the statements under the heading "Liquidity and Capital Resources" about capital expenditures and capital resources, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including slower or faster customer acceptance of our new products, difficulties in producing our TSA suspensions, difficulties in managing our capacity, changes in manufacturing efficiencies, difficulties in achieving cost reduction goals and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our credit facility with The CIT Group/Business Credit, Inc. carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At December 24, 2000, there were $58,500 in outstanding borrowings under the working capital line provided by the credit facility. Our variable rate demand note ("Note") also carries interest rate risk that is generally related to the 91-day U.S. treasury bill interest rate. At December 24, 2000, the outstanding principal amount of the Note was $800,000 which was subject to an interest rate of 4.75%.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At December 24, 2000, we had fixed rate debt of $207,811,000.

We do not enter into derivative or other financial instruments for trading or speculative purposes. All of our sales transactions are denominated in U.S. dollars and thus are not subject to risk due to currency exchange fluctuations.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS:

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

*10.5 Patent License Agreement, effective as of 9/1/94, between HTI and International Business Machines Corporation (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95).

10.6 Lease Agreement between Meridian Eau Claire LLC and HTI, dated 5/1/96 (incorporated by reference to Exhibit 10.10 to HTI's Quarterly Report on Form 10-Q for the quarter ended 6/23/96) and First Amendment to Lease (incorporated by reference to Exhibit 10.6 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/24/00).

10.7 Master Lease Agreement dated as of 12/19/96 between General Electric Capital Corporation, as Lessor ("GE"), and HTI, as Lessee (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96), Amendment dated 6/30/97 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97), letter amendment dated 3/5/98 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/29/98), letter amendment dated 9/25/98 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/27/98), letter amendment dated 1/11/00, effective as of 12/22/99, to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.1 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/26/99), and letter amendment dated 8/31/00 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.7 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/24/00).

#10.8 Hutchinson Technology Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.12 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96).

#10.9 Hutchinson Technology Incorporated Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97).

#10.10 Description of Fiscal Year 2001 Management Bonus Plan of Hutchinson Technology Incorporated.

* Exhibit 10.5 contains portions for which confidential treatment has been granted by the Securities and Exchange Commission.

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.


(B)  REPORTS ON FORM 8-K:

We filed a Current Report on Form 8-K dated September 29, 2000 reporting, under
Item 5 ("Other Events") of Form 8-K, the completion of our negotiation and execution of amendments to certain of our financing agreements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HUTCHINSON TECHNOLOGY INCORPORATED


Date:      February 5, 2001                By /s/ Wayne M. Fortun
      ------------------------------          ----------------------------------
                                              Wayne M. Fortun
                                              President and Chief Executive
                                              Officer



Date:      February 5, 2001                By /s/ John A. Ingleman
      -----------------------------           ----------------------------------
                                              John A. Ingleman
                                              Vice President, Chief Financial
                                              Officer and Secretary

                                INDEX TO EXHIBITS

    Exhibit
      No.                             Description                                         Page
    ------                            -----------                                         ----
       3.1       Restated Articles of Incorporation of HTI, as amended by
                 Articles of Amendment dated 1/27/88 and as amended by Articles of Amendment dated 1/21/97 (incorporated by reference to
                 Exhibit 3.1 to HTI's Quarterly Report on Form 10-Q for the
                 quarter ended 6/29/97)..............................................Incorporated by Reference

       3.2       Restated By-Laws of HTI (incorporated by reference to Exhibit
                 3.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended
                 12/29/96) and Amendments to Restated By-Laws of HTI dated
                 7/19/00 (incorporated by reference to Exhibit 3.2 to HTI's
                 Quarterly Report on Form 10-Q for the quarter ended 6/25/00)........Incorporated by Reference

       4.1 Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.

       4.2       Indenture dated as of 3/18/98 between HTI and U.S. Bank National
                 Association, as Trustee (incorporated by reference to Exhibit
                 4.6 to HTI's Registration Statement on Form S-3, Registration
                 No. 333-50143)......................................................Incorporated by Reference

       4.3       Purchase Agreement dated 3/12/98 by and among HTI, NationsBanc
                 Montgomery Securities LLC and First Chicago Capital Markets,
                 Inc. (incorporated by reference to Exhibit 4.7 to HTI's
                 Registration Statement on Form S-3, Registration No. 333-50143).....Incorporated by Reference

       4.4       Shelf Registration Agreement dated as of 3/18/98 by and among
                 HTI, NationsBanc Montgomery Securities LLC and First Chicago
                 Capital Markets, Inc. (incorporated by reference to Exhibit 4.8 to HTI's Registration Statement on Form S-3, Registration No.
                 333-50143)..........................................................Incorporated by Reference

      10.1       Office/Warehouse Lease between OPUS Corporation, Lessor, and
                 HTI, Lessee, dated 12/29/95 (incorporated by reference to
                 Exhibit 10.2 to HTI's Quarterly Report on Form 10-Q for the
                 quarter ended 3/24/96), and First Amendment to Office/Warehouse
                 Lease dated 4/30/96 (incorporated by reference to Exhibit 10.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended
                 6/23/96)............................................................Incorporated by Reference

    Exhibit
      No.                             Description                                         Page
    ------                            -----------                                         ----
     10.2        Directors' Retirement Plan effective as of 1/1/92 (incorporated by reference to Exhibit 10.12 to HTI's Annual Report on Form
                 10-K for the fiscal year ended 9/27/92) and Amendment effective as of 11/19/97 (incorporated by reference to Exhibit 10.5 to
                 HTI's Quarterly Report on Form 10-Q for the quarter ended
                 12/28/97)...........................................................Incorporated by Reference

     10.3        Description of Bonus Program for Key Employees of Hutchinson
                 Technology Incorporated (incorporated by reference to Exhibit
                 10.13 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/27/92)......................................................Incorporated by Reference

     10.4        1988 Stock Option Plan (incorporated by reference to Exhibit
                 10.8 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/25/88), Amendment to the 1988 Stock Option Plan
                 (incorporated by reference to Exhibit 10.5 to HTI's Annual
                 Report on Form 10-K for the fiscal year ended 9/26/93), and
                 Amendment to the 1988 Stock Option Plan (incorporated by
                 reference to Exhibit 10.5 to HTI's Quarterly Report on Form 10-Q
                 for the quarter ended 3/26/95)......................................Incorporated by Reference

     10.5        Patent License Agreement, effective as of 9/1/94, between HTI and International Business Machines Corporation (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form
                 10-Q/A for the quarter ended 6/25/95)...............................Incorporated by Reference

     10.6        Lease Agreement between Meridian Eau Claire LLC and HTI, dated
                 5/1/96 (incorporated by reference to Exhibit 10.10 to HTI's
                 Quarterly Report on Form 10-Q for the quarter ended 6/23/96) and
                 First Amendment to Lease (incorporated by reference to Exhibit
                 10.6 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/24/00)......................................................Incorporated by Reference

    Exhibit
      No.                             Description                                         Page
    ------                            -----------                                         ----
     10.7        Master Lease Agreement dated as of 12/19/96 between General
                 Electric Capital Corporation, as Lessor ("GE"), and HTI, as
                 Lessee (incorporated by reference to Exhibit 10.11 to HTI's
                 Quarterly Report on Form 10-Q for the quarter ended 12/29/96),
                 Amendment dated 6/30/97 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's
                 Quarterly Report on Form 10-Q for the quarter ended 12/28/97), letter amendment dated 3/5/98 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended
                 3/29/98), letter amendment dated 9/25/98 to the Master Lease
                 Agreement between GE and HTI (incorporated by reference to
                 Exhibit 10.11 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/27/98), letter amendment dated 1/11/00, effective as of 12/22/99, to the Master Lease Agreement between GE and HTI
                 (incorporated by reference to Exhibit 10.1 to HTI's Quarterly
                 Report on Form 10-Q for the quarter ended 12/26/99), and letter amendment dated 8/31/00 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.7 to HTI's
                 Annual Report on Form 10-K for the fiscal year ended 9/24/00).......Incorporated by Reference

     10.8        Hutchinson Technology Incorporated 1996 Incentive Plan
                 (incorporated by reference to Exhibit 10.12 to HTI's Quarterly
                 Report on Form 10-Q for the quarter ended 12/29/96).................Incorporated by Reference

     10.9        Hutchinson Technology Incorporated Incentive Bonus Plan
                 (incorporated by reference to Exhibit 10.13 to HTI's Quarterly
                 Report on Form 10-Q for the quarter ended 12/28/97).................Incorporated by Reference

     10.10       Description of Fiscal Year 2001 Management Bonus Plan of
                 Hutchinson Technology Incorporated..................................Filed Electronically