Form 10-Q
period 2001-03-25
HUTCHINSON TECHNOLOGY INC
filed 2001-05-07
CIK 772897

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               MARCH 25, 2001
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------  -----------------------

Commission File Number                     0-14709
                       ---------------------------------------------------------


                       HUTCHINSON TECHNOLOGY INCORPORATED
             -----------------------------------------------------
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

As of April 30, 2001 the registrant had 25,020,449 shares of Common Stock issued and outstanding.



================================================================================

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                       HUTCHINSON TECHNOLOGY INCORPORATED
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                             (Dollars in thousands)


                                                                                     March 25,             September 24,
                                                                                       2001                     2000
                                                                                     ---------             -------------
ASSETS

Current assets:
   Cash and cash equivalents                                                          $168,552                 $129,314
   Securities available for sale                                                        84,796                  110,955
   Trade receivables, net                                                               48,808                   60,637
   Other receivables                                                                     1,888                    4,071
   Inventories (Note 5)                                                                 28,517                   32,516
   Prepaid taxes and other expenses                                                     17,081                   16,967
                                                                                      --------                 --------
         Total current assets                                                          349,642                  354,460
Property, plant and equipment, net                                                     254,460                  283,659
Deferred tax assets (Note 7)                                                            34,966                   33,475
Other assets                                                                            10,605                   12,339
                                                                                      --------                 --------
                                                                                      $649,673                 $683,933
                                                                                      ========                 ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Current portion of capital lease obligation                                        $  9,269                 $  8,538
   Current maturities of long-term debt                                                 19,278                   20,910
   Accounts payable and accrued expenses                                                29,309                   38,674
   Accrued compensation                                                                 17,892                   15,729
                                                                                      --------                 --------
         Total current liabilities                                                      75,748                   83,851
Capital lease obligation                                                                 6,533                    9,718
Long-term debt, less current maturities                                                 34,819                   44,706
Convertible subordinated notes                                                         150,000                  150,000
Other long-term liabilities                                                              2,509                    3,169
Shareholders' investment:
   Common stock, $.01 par value, 45,000,000 shares authorized, 24,870,000
         and 24,830,000 issued and outstanding                                             249                      248
   Additional paid-in capital                                                          365,029                  364,540
   Retained earnings                                                                    14,786                   27,701
                                                                                      --------                 --------
         Total shareholders' investment                                                380,064                  392,489
                                                                                      --------                 --------
                                                                                      $649,673                 $683,933
                                                                                      ========                 ========


See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (In thousands, except per share data)


                                                             Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                          ----------------------------         ----------------------------
                                                          March 25,         March 26,           March 25,         March 26,
                                                            2001              2000                2001              2000
                                                          ---------         ---------           ---------         ---------
Net sales                                                 $95,737           $110,937            $214,651          $234,760

Cost of sales                                              89,934            106,495             188,954           222,335
                                                         --------           --------            --------         ---------

   Gross profit                                             5,803              4,442              25,697            12,425

Selling, general and
   administrative expenses                                 15,140             12,936              27,892            24,245

Research and development expenses                           5,493              5,637              12,001            11,178

Asset impairment and other (Note 3)                            --                 --                  --            46,528
                                                         --------           --------            --------         ---------

   Loss from operations                                   (14,830)           (14,131)            (14,196)          (69,526)

Interest expense                                           (3,992)            (3,490)             (7,965)           (6,489)

Other income, net                                           3,678              3,094               7,811             6,321
                                                         --------           --------            --------         ---------

   Loss before income taxes                               (15,144)           (14,527)            (14,350)          (69,694)

Benefit for income taxes                                   (1,514)            (1,426)             (1,435)          (17,424)
                                                         --------           --------            --------         ---------

   Net loss                                              ($13,630)          ($13,101)           ($12,915)        ($ 52,270)
                                                         ========           ========            ========         =========

Basic and diluted loss per share                         ($  0.55)          ($  0.53)           ($  0.52)        ($   2.11)
                                                         ========           ========            ========         =========

Weighted average common and
   diluted shares outstanding                              24,869             24,758              24,859            24,751


See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)


                                                                                            Twenty-Six Weeks Ended
                                                                                        ---------------------------------
                                                                                        March 25,               March 26,
                                                                                          2001                    2000
                                                                                        ---------               ---------
Operating activities:
   Net loss                                                                             ($ 12,915)              ($ 52,270)
   Adjustments to reconcile net loss to cash
      provided by operating activities:
         Asset impairment and other                                                            --                  46,528
         Depreciation and amortization                                                     46,151                  48,063
         Deferred taxes (Note 7)                                                             (689)                (19,363)
         Change in operating assets and liabilities (Note 8)                               10,540                  21,883
                                                                                        ---------                 -------
                    Cash provided by operating activities                                  43,087                  44,841
                                                                                        ---------                 -------

Investing activities:
   Capital expenditures                                                                   (16,525)                (41,834)
   Sales of marketable securities                                                          76,153                  64,760
   Purchases of marketable securities                                                     (49,994)                (54,380)
                                                                                        ---------                 -------
                    Cash provided by (used for) investing activities                        9,634                 (31,454)
                                                                                        ---------                 -------

Financing activities:
   Repayments of long-term debt                                                           (11,519)                 (1,975)
   Repayments of capital lease obligation                                                  (2,454)                     --
   Net proceeds from issuance of common stock                                                 490                     288
                                                                                        ---------                 -------
                    Cash used for financing activities                                    (13,483)                 (1,687)
                                                                                        ---------                 -------

Net increase in cash and cash equivalents                                                  39,238                  11,700

Cash and cash equivalents at beginning of period                                          129,314                  98,820
                                                                                        ---------                 -------

Cash and cash equivalents at end of period                                               $168,552                $110,520
                                                                                        =========                ========


See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Unless otherwise indicated, references to "2001" mean HTI's fiscal year ending September 30, 2001 and references to "2000" mean HTI's fiscal year ended September 24, 2000.

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

(4)  BUSINESS AND CUSTOMERS

The Company is the world's leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. The Company also is evaluating other product opportunities in the medical device and other markets, but does not expect to generate significant revenue during 2001. A breakdown of customer sales is as follows:

                                                      Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                   --------------------------            --------------------------
                                                   March 25,        March 26,            March 25,        March 26,
Percentage of Net Sales                              2001             2000                 2001             2000
-----------------------                            ---------        ---------            ---------        ---------
Five Largest Customers                                 91%              82%                  93%              85%
   Read-Rite Corporation                               29               10                   27               10
   SAE Magnetics, Ltd./TDK                             23               24                   25               25
   IBM and affiliates                                  18               14                   15               15
   Seagate Technology, Inc.                            12               23                   14               22
   Alps Electric Co., Ltd.                              9               11                   12               13

(5)  INVENTORIES

All inventories are stated at the lower of first-in, first-out ("FIFO") cost or market. Inventories consisted of the following (dollars in thousands):

                                                                                 March 25,            September 24,
                                                                                   2001                    2000
                                                                                 ---------            -------------
         Raw materials                                                            $ 6,732                 $ 9,129
         Work in process                                                            7,753                   9,680
         Finished goods                                                            14,032                  13,707
                                                                                  -------                 -------
                                                                                  $28,517                 $32,516
                                                                                  =======                 =======

(6)  NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss available for common shareholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows (dollars in thousands):

                                                                                             Twenty-Six Weeks Ended
                                                                                       ----------------------------------
                                                                                       March 25,                March 26,
                                                                                         2001                     2000
                                                                                       ---------                ---------
Net loss available for common shareholders                                             ($12,915)                ($52,270)

Weighted average common and diluted shares outstanding                                   24,859                   24,751
                                                                                       --------                 --------
Basic and diluted loss per share                                                       ($  0.52)                ($  2.11)
                                                                                       ========                 ========

Potential common shares of 5,291,000, relating to the Company's outstanding convertible subordinated notes, were excluded from the computation of diluted loss per share for the twenty-six weeks ended March 25, 2001 and March 26, 2000, as inclusion of these shares would have been antidilutive. Potential common shares of 277,000 and 394,000, relating to the Company's outstanding stock options, were excluded from the computation of diluted loss per share for the twenty-six weeks ended March 25, 2001 and March 26, 2000, as inclusion of these shares would have been antidilutive.

(7)  INCOME TAXES

The following table details the significant components of the Company's deferred tax assets (dollars in thousands):


                                                                                         March 25,            September 24,
                                                                                           2001                    2000
                                                                                         ---------            -------------
Current deferred tax assets:
         Receivable reserves                                                              $ 2,080                 $ 2,271
         Inventories                                                                        8,555                   9,290
         Accruals and other reserves                                                        4,695                   4,571
                                                                                          -------                 -------
            Total current deferred tax assets                                              15,330                  16,132
                                                                                          -------                 -------

Long-term deferred tax assets (liabilities):
         Property, plant and equipment                                                     12,245                  15,162
         Tax credits                                                                       13,587                  13,043
         Net operating loss carryforwards                                                  64,254                  50,687
         Valuation allowance                                                              (55,120)                (45,417)
                                                                                          -------                 -------
             Total long-term deferred tax assets                                           34,966                  33,475
                                                                                          -------                 -------

Total deferred tax assets                                                                 $50,296                 $49,607
                                                                                          =======                 =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 25, 2001, the Company had unused tax credits and net operating loss carryforwards of $77,841,000, of which $5,525,000 can be carried forward indefinitely and $72,316,000 expire at various dates through 2020. A valuation allowance of $55,120,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of certain tax credits and net operating loss carryforwards.

(8)  SUPPLEMENTARY CASH FLOW INFORMATION

                                                                                            Twenty-Six Weeks Ended
                                                                                       ----------------------------------
                                                                                       March 25,                March 26,
                                                                                          2001                    2000
                                                                                       ---------                ---------
                                                                                              (dollars in thousands)
Changes in operating assets and liabilities:
         Receivables, net                                                               $14,012                  $27,258
         Inventories                                                                      3,999                    1,066
         Prepaid and other                                                                  389                      310
         Accounts payable and accrued liabilities                                        (7,202)                  (5,694)
         Other liabilities                                                                 (658)                  (1,057)
                                                                                        -------                 --------
                                                                                        $10,540                  $21,883
                                                                                        =======                 ========

Cash paid (refunded) for:
         Interest (net of amount capitalized)                                           $ 7,950                  $ 5,580
         Income taxes                                                                   $   519                 ($ 2,675)

Capitalized interest for the twenty-six weeks ended March 25, 2001 was $471,000 compared to $1,782,000 for the comparable period in 2000.

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

The two lawsuits described above have been consolidated for pre-trial purposes, and both currently are in the discovery phase.

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

                       HUTCHINSON TECHNOLOGY INCORPORATED
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.


Unless otherwise indicated, references to "2001" mean HTI's fiscal year ending September 30, 2001, references to "2000" mean HTI's fiscal year ended September 24, 2000, and references to "1999" mean HTI's fiscal year ended September 26, 1999.

GENERAL

Since the late 1980's, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently sell a variety of suspension assemblies based on several standard designs. Suspension assemblies are a critical component of hard disk drives and our results of operations are highly dependent on the hard disk drive industry. The hard disk drive industry is intensely competitive and volatile and our results of operations have been adversely affected from time to time due to hard disk drive industry slowdowns, technological changes that impact industry component demand, production yields and our own product transitions.

Improvements in data density of hard disk drives, which have outpaced storage capacity requirements, have enabled disk drive manufacturers to reduce their costs by using fewer components, including suspensions, in each drive. Improved head-gimbal assembly yields at our customers and shifts in our share of certain drive programs have also, to a lesser extent, decreased demand for our products since the third quarter of 1999. In the second quarter of 2001, lingering effects of slower holiday season sales of personal computers, concerns about a weak economy, and previous overbuying by businesses, resulted in lower drive demand. This led to our unit shipments for the second quarter of 2001 declining significantly from first quarter levels. For the third quarter of 2001, we expect our unit shipments to be relatively flat to down somewhat from the second quarter of 2001. Given these market conditions, we continue to have limited visibility for future demand. We will continue to have excess capacity until some combination of the following events occurs: average component counts within disk drives stabilize or increase, or overall disk drive demand growth increases significantly, or our share of certain drive programs increases, or Internet-related storage growth increases, or new applications for disk storage become more widespread.

Our selling prices are subject to pricing pressure from our customers and market pressure from our competitors. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product's life cycle. A typical life cycle for our products begins with higher pricing when a product is introduced, decreasing prices when it is mature, and slightly increasing pricing as it is phased out. To offset price decreases during a product's life, we rely primarily on higher sales volume and improving our manufacturing yield to reduce the cost of manufacturing our mature products. If we cannot reduce our manufacturing costs as prices decline during a product's life cycle, or at all, our business, financial condition and results of operations could be materially adversely affected.

Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as changes in demand, product mix, selling prices, the level of utilization of our production capacity, increases in production and engineering costs associated with production of new products, manufacturing yields and changes in the cost of materials. Gross margins have been negatively impacted in each quarter since the third quarter of 1999 by lower than expected suspension shipments resulting in excess manufacturing equipment and tooling.

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

In addition to increases in suspension assembly demand, improvements to our operating margins depend, in part, on the successful management of our corporate infrastructure, our suspension assembly production capacity and our workforce. During the past two years, we consolidated some of our manufacturing operations to make better use of existing equipment and support staff across all of our plants and to reduce costs. As part of our efforts to improve our operating margins through reduced costs and improved efficiency, we reduced our overall employment level through workforce reductions and managed attrition, from 7,701 at the end of 1999 to 4,189 at the end of the second quarter of 2001.

During the second quarter of 2001, we reduced our employment level by 502 employees, including approximately 350 positions that were eliminated in manufacturing, development and manufacturing support at all plant sites. Employees whose positions were eliminated were offered a severance package, and the full amount of the severance costs has been paid.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 25, 2001 VS. THIRTEEN WEEKS ENDED MARCH 26, 2000.

Net sales for the thirteen weeks ended March 25, 2001 were $95,737,000, a decrease of $15,200,000 or 14% from the comparable period in 2000. The decrease was primarily due to lower suspension assembly sales volume, somewhat offset by higher average selling prices.

Gross profit for the thirteen weeks ended March 25, 2001 was $5,803,000, compared to $4,442,000 for the comparable period in 2000. Gross profit as a percent of net sales increased from 4% to 6%, primarily due to lower manufacturing labor and benefits expenses as a result of the workforce reductions and improvements in manufacturing productivity and yield that have occurred during 2000 and 2001, offset in large part by the lower sales volume noted above.

Selling, general and administrative expenses for the thirteen weeks ended March 25, 2001 were $15,140,000, an increase of $2,204,000 or 17% from the comparable period in 2000. The increase was due primarily to severance charges of $2,364,000 and increased legal and professional fees of $867,000, partially offset by lower labor and benefits expenses due to workforce reductions. Excluding severance charges, selling, general and administrative expenses as a percent of net sales, increased from 11% in the second quarter of 2000 to 13% in the second quarter of 2001.

Research and development expenses for the thirteen weeks ended March 25, 2001 were $5,493,000 compared to $5,637,000 for the thirteen weeks ended March 26, 2000. As a percent of net sales, research and development expenses increased from 5% in the second quarter of 2000 to 6% in the second quarter of 2001.

Interest expense for the thirteen weeks ended March 25, 2001 was $3,992,000, an increase of $502,000 from the comparable period in 2000, primarily due to interest expense on capitalized leases of $653,000.

Other income, net, for the thirteen weeks ended March 25, 2001 was $3,678,000, an increase of $584,000 from the comparable period in 2000. The increase was primarily due to an increase in interest income as a result of a higher investment balance.

The income tax benefit for the thirteen weeks ended March 25, 2001 was based on an estimated effective tax rate for the fiscal year of 10%, which is below the statutory federal rate primarily due to alternative minimum tax considerations and uncertainty related to the Company's ability to offset future income with net operating losses.

Net loss for the thirteen weeks ended March 25, 2001 was $13,630,000, compared to a net loss of $13,101,000 for the comparable period in 2000. As a percent of net sales, the net loss increased from (12)% for the thirteen weeks ended March 26, 2000 to (14)% for the thirteen weeks ended March 25, 2001.

TWENTY-SIX WEEKS ENDED MARCH 25, 2001 VS. TWENTY-SIX WEEKS ENDED MARCH 26, 2000.

Net sales for the twenty-six weeks ended March 25, 2001 were $214,651,000, a decrease of $20,109,000 or 9% from the comparable period in 2000. This decrease was primarily due to lower suspension assembly sales volume, somewhat offset by higher average selling prices.

Gross profit for the twenty-six weeks ended March 25, 2001 was $25,697,000, compared to $12,425,000 for the comparable period in 2000, and gross profit as a percent of net sales increased from 5% to 12%. This increase was primarily due to lower manufacturing labor and benefits expenses as a result of the workforce reductions and improvements in manufacturing productivity and yield that have occurred during 2000 and 2001, offset in large part by the lower sales volume noted above.

Selling, general and administrative expenses for the twenty-six weeks ended March 25, 2001 were $27,892,000, an increase of $3,647,000 or 15% from the comparable period in 2000. The increase was due primarily to severance charges of $2,364,000 and increased legal and professional fees of $1,565,000, partially offset by lower labor and benefits expenses due to workforce reductions. Excluding severance charges, selling, general and administrative expenses as a percent of net sales, increased from 10% for the twenty-six weeks ended March 26, 2000 to 12% for the twenty-six weeks ended March 25, 2001.

Research and development expenses for the twenty-six weeks ended March 25, 2001 were $12,001,000 compared to $11,178,000 for the twenty-six weeks ended March 26, 2000. The increase was mainly due to increased advanced suspension development expenses. As a percent of net sales, research and development expenses increased from 5% for the twenty-six weeks ended March 26, 2000 to 6% for the twenty-six weeks ended March 25, 2001.

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

Interest expense for the twenty-six weeks ended March 25, 2001 was $7,965,000, an increase of $1,476,000 from the comparable period in 2000, primarily due to interest expense on capitalized leases of $1,338,000.

Other income, net, for the twenty-six weeks ended March 25, 2001 was $7,811,000, an increase of $1,490,000 from the comparable 2000 period. This increase was primarily due to an increase in interest income as a result of a higher investment balance and higher investment yields.

The income tax benefit for the twenty-six weeks ended March 25, 2001 was based on an estimated effective tax rate for the fiscal year of 10%, which is below the statutory federal rate primarily due to alternative minimum tax considerations and uncertainty related to the Company's ability to offset future income with net operating losses.

Net loss for the twenty-six weeks ended March 25, 2001 was $12,915,000, compared to a net loss of $52,270,000 for the comparable period in 2000. The 2000 net loss included the above-mentioned asset write-down. Excluding the asset write-down in the first quarter of 2000 and severance costs in the second quarter of both 2000 and 2001, the net loss as a percent of net sales, decreased from (7)% for the twenty-six weeks ended March 26, 2000 to (5)% for the twenty-six weeks ended March 25, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents increased from $129,314,000 at September 24, 2000 to $168,552,000 at March 25, 2001. Our securities available for sale decreased from $110,955,000 to $84,796,000 during the same period. Overall, this reflects a $13,079,000 increase in our cash and cash equivalents and securities available for sale. We generated cash from operating activities of $43,087,000 for the twenty-six weeks ended March 25, 2001.

As of March 25, 2001, our $50,000,000 credit facility had a borrowing base of $46,836,000, secured by our accounts receivable and inventory. Letters of credit outstanding under this facility totaled $15,542,000 as of such date, including $813,000 issued as security for our $800,000 variable rate demand note, $14,104,000 issued in connection with obligations under equipment leases, and $625,000 issued to support potential self-insured workmens' compensation obligations. No other letters of credit were outstanding under the credit facility at March 25, 2001. The amount we can borrow under this credit facility is limited by the levels of our accounts receivable and inventory balances. As of March 25, 2001, $31,268,000 of borrowing capacity remained available to us.

Cash used for capital expenditures totaled $16,525,000 for the twenty-six weeks ended March 25, 2001. We currently anticipate spending approximately $35,000,000 during 2001 primarily for program tooling and manufacturing and process technology and equipment. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents and securities available for sale.

Certain of our existing financing agreements contain financial covenants and covenants which may restrict our ability to enter into certain types of financing. We were in compliance with all such covenants at March 25, 2001. If we are not in compliance with financial covenants in our financing agreements at the end of any quarter, our future financial results and liquidity could be materially adversely affected.

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

MARKET TRENDS AND CERTAIN CONTINGENCIES

(a) MARKET TRENDS

We expect the expanding use of personal computers, enterprise computing and storage, increasingly complex software and the emergence of new applications for disk storage, such as Internet-related storage, digital video recording, digital cameras, network attached storage, gaming consoles and other consumer applications, will further increase disk drive demand and therefore, suspension demand, in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Improvements in data density of hard disk drives, extending from the desktop market to server drives, have reduced unit shipments of suspension assemblies since the third quarter of 1999. Suspension assembly shipments were significantly lower in quarter two compared to quarter one of 2001 due to the lingering effects of slower holiday season sales, concerns about a weak economy, and previous overbuying by businesses. In the third quarter of 2001, we expect our unit shipments to be relatively flat to down somewhat from the second quarter of 2001.

As in past years, disk drives continue to be the storage device of choice for applications requiring low access times and higher capacities because of their speed and low cost per megabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, the amount of data which can be stored on magnetic disks, thereby reducing the number of components, including suspensions, required in a disk drive.

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

The continual pursuit of increasing data density and lower storage costs are leading to further value-added features for TSA suspensions, such as extended electrical leads (tails) and switch shunts. A switch shunt helps our customers prevent damage to the sensitive recording heads by reducing the risk of electrostatic discharge. Additionally, dual stage suspensions, including our aTSA suspension, incorporate a second stage actuator on the suspension to improve head positioning over increasingly tighter data tracks. Our cTSA suspension allows for attachment of preamplifiers near the head to improve data transfer signals.

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

The two lawsuits described above have been consolidated for pre-trial purposes, and both currently are in the discovery phase.

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

(c)  OTHER MATTERS

In early calendar 2000, the World Trade Organization ("WTO") ruled that the United States Foreign Sales Corporation ("FSC") provision constituted an illegal export subsidy, and specified that the United States withdraw the FSC provision effective October 1, 2000. In response to the ruling, the United States government enacted The Extraterritorial Income Exclusion ("EIE") Act in November of 2000. The United States believes this is a WTO-compatible solution. A ruling from the WTO on the EIE is not expected to be issued until late spring or summer of calendar 2001. We do not expect that the new legislation will change materially the tax benefit that we earn.

FORWARD-LOOKING STATEMENTS

The statements above under the headings "General" and "Market Trends and Certain Contingencies" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, manufacturing capacity and yields and selling prices, and the statements above under the heading "Liquidity and Capital Resources" about capital expenditures and capital resources, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including slower or faster customer acceptance and adoption of new product features, fluctuating order rates, faster or slower improvements in disk drive data densities which affect suspension assembly demand, changes in market consumption of disk drives or suspension assemblies, difficulties in producing our TSA suspensions, difficulties in managing capacity, changes in manufacturing efficiencies and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our credit facility with The CIT Group/Business Credit, Inc. carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At March 25, 2001, there were $25,500 in outstanding borrowings under the working capital line provided by the credit facility. Our variable rate demand note ("Note") also carries interest rate risk that is generally related to the 91-day U.S. treasury bill interest rate. At March 25, 2001, the outstanding principal amount of the Note was $800,000 which was subject to an interest rate of 3.55%.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At March 25, 2001, we had fixed rate debt of $203,298,000.

We do not enter into derivative or other financial instruments for trading or speculative purposes. All of our sales transactions are denominated in U.S. dollars and thus are not subject to risk due to currency exchange fluctuations.

                           PART II. OTHER INFORMATION
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's 2001 Annual Meeting of Shareholders held on January 31, 2001, the shareholders approved the following:

     (a) the election of directors to serve until their successors are duly elected. Each nominated director was elected as follows:

      Director                         Votes For           Votes Withheld
      ---------------------            ----------          --------------
      W. Thomas Brunberg               22,073,092             1,331,011
      Archibald Cox, Jr.               22,074,898             1,329,205
      Wayne M. Fortun                  22,035,833             1,368,270
      Jeffrey W. Green                 22,072,209             1,331,894
      Russell Huffer                   22,073,781             1,330,322
      Steven E. Landsburg              22,069,916             1,334,187
      William T. Monahan               22,071,997             1,332,106
      Richard B. Solum                 22,075,691             1,328,412

     (b) a proposal to ratify the appointment of Arthur Andersen LLP to serve as independent public accountants of the Company for the fiscal year ending September 30, 2001. The proposal received 23,333,585 votes for, and 53,275 votes against, ratification. There were 17,243 abstentions and no broker non-votes.

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

#10.3 1988 Stock Option Plan (incorporated by reference to Exhibit 10.8 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/25/88), Amendment to the 1988 Stock Option Plan (incorporated by reference to
         Exhibit 10.5 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/26/93), and Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/26/95).

*10.4 Patent License Agreement, effective as of 9/1/94, between HTI and International Business Machines Corporation (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95).

 10.5 Lease Agreement between Meridian Eau Claire LLC and HTI, dated 5/1/96 (incorporated by reference to Exhibit 10.10 to HTI's Quarterly Report on Form 10-Q for the quarter ended 6/23/96) and First Amendment to Lease (incorporated by reference to Exhibit 10.6 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/24/00).

 10.6 Master Lease Agreement dated as of 12/19/96 between General Electric Capital Corporation, as Lessor ("GE"), and HTI, as Lessee (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96), Amendment dated 6/30/97 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97), letter amendment dated 3/5/98 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit
         10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/29/98), letter amendment dated 9/25/98 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/27/98), letter amendment dated 1/11/00, effective as of 12/22/99, to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.1 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/26/99), and letter amendment dated 8/31/00 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.7 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/24/00).

#10.7 Hutchinson Technology Incorporated 1996 Incentive Plan (incorporated by reference to Exhibit 10.12 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96).

#10.8 Hutchinson Technology Incorporated Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97).

#10.9 Description of Fiscal Year 2001 Management Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.10 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/24/00).

---------------
* Exhibit 10.4 contains portions for which confidential treatment has been granted by the Securities and Exchange Commission.

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

(B)  REPORTS ON FORM 8-K:

No Current Reports on Form 8-K were filed by the Company during the thirteen weeks ended March 25, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HUTCHINSON TECHNOLOGY INCORPORATED


Date:    May 4, 2001                   By /s/ Wayne M. Fortun
      -------------------                 --------------------------------------
                                              Wayne M. Fortun
                                              President and Chief Executive
                                              Officer



Date:    May 4, 2001                   By /s/ John A. Ingleman
      -------------------                 --------------------------------------
                                              John A. Ingleman
                                              Vice President, Chief Financial
                                              Officer and Secretary

                                INDEX TO EXHIBITS

      Exhibit
         No.                                                                                                  Page
      --------                                                                                                ----
         3.1         Restated Articles of Incorporation of HTI, as amended by Articles of                Incorporated by
                     Amendment dated 1/27/88 and as amended by Articles of Amendment dated               Reference
                     1/21/97 (incorporated by reference to Exhibit 3.1 to HTI's Quarterly
                     Report on Form 10-Q for the quarter ended 6/29/97)

         3.2         Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI's          Incorporated by
                     Quarterly Report on Form 10-Q for the quarter ended 12/29/96) and Amendments        Reference
                     to Restated By-Laws of HTI dated 7/19/00 (incorporated by reference to
                     Exhibit 3.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended
                     6/25/00).

         4.1 Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.

         4.2         Indenture dated as of 3/18/98 between HTI and U.S. Bank National Association,       Incorporated by
                     as Trustee (incorporated by reference to Exhibit 4.6 to HTI's Registration          Reference
                     Statement on Form S-3, Registration No. 333-50143).

         4.3         Purchase Agreement dated 3/12/98 by and among HTI, NationsBanc Montgomery           Incorporated by
                     Securities LLC and First Chicago Capital Markets, Inc. (incorporated by             Reference
                     reference to Exhibit 4.7 to HTI's Registration Statement on Form S-3,
                     Registration No. 333-50143).

         4.4         Shelf Registration Agreement dated as of 3/18/98 by and among HTI, NationsBanc      Incorporated by
                     Montgomery Securities LLC and First Chicago Capital Markets, Inc.                   Reference
                     (incorporated by reference to Exhibit 4.8 to HTI's Registration Statement on
                     Form S-3, Registration No. 333-50143).

        10.1         Office/Warehouse Lease between OPUS Corporation, Lessor,                            Incorporated by
                     and HTI, Lessee, dated 12/29/95 (incorporated by reference to                       Reference
                     Exhibit 10.2 to HTI's Quarterly  Report on Form 10-Q for the
                     quarter ended 3/24/96), and First Amendment to Office/Warehouse
                     Lease dated 4/30/96 (incorporated by reference to Exhibit
                     10.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended 6/23/96).

        10.2         Directors' Retirement Plan effective as of 1/1/92                                   Incorporated by
                     (incorporated by reference  to Exhibit 10.12                                        Reference
                     to HTI's Annual Report on Form 10-K for the fiscal year
                     ended  9/27/92) and Amendment effective as of
                     11/19/97 (incorporated by reference to Exhibit 10.5 to
                     HTI's Quarterly Report on Form 10-Q for the quarter ended
                     12/28/97).

        10.3         1988 Stock Option Plan (incorporated by reference to                                Incorporated by
                     Exhibit 10.8 to HTI's Annual Report on Form 10-K for the                            Reference
                     fiscal year ended 9/25/88), Amendment to the 1988 Stock
                     Option Plan (incorporated by reference to Exhibit 10.5 to
                     HTI's Annual Report on Form 10-K for the fiscal year ended
                     9/26/93), and Amendment to the 1988 Stock Option Plan
                     (incorporated by reference to Exhibit 10.5 to HTI's Quarterly
                     Report on Form 10-Q for the quarter ended 3/26/95).

        10.4         Patent License Agreement, effective as of 9/1/94, between                           Incorporated by
                     HTI and International Business Machines Corporation                                 Reference
                     (incorporated by reference to Exhibit 10.11 to HTI's
                     Quarterly Report on Form 10-Q/A for the quarter ended
                     6/25/95).

        10.5         Lease Agreement between Meridian Eau Claire LLC and HTI,                            Incorporated by
                     dated 5/1/96  (incorporated by reference to Exhibit 10.10                           Reference
                     to HTI's Quarterly Report on Form 10-Q for the quarter ended
                     6/23/96) and First Amendment to Lease (incorporated by
                     reference to Exhibit 10.6 to HTI's Annual Report on Form 10-K
                     for the fiscal year ended 9/24/00).

        10.6         Master Lease Agreement dated as of 12/19/96 between General                         Incorporated by
                     Electric Capital Corporation, as Lessor ("GE"), and HTI, as                         Reference
                     Lessee (incorporated by reference to Exhibit 10.11 to HTI's
                     Quarterly Report on Form 10-Q for the quarter ended 12/29/96),
                     Amendment dated 6/30/97 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's
                     Quarterly Report on Form 10-Q for the quarter ended 12/28/97), letter amendment dated 3/5/98 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended
                     3/29/98), letter amendment dated 9/25/98 to the Master Lease
                     Agreement between GE and HTI (incorporated by reference to
                     Exhibit 10.11 to HTI's Annual Report on Form 10-K for the
                     fiscal year ended 9/27/98), letter amendment dated 1/11/00, effective as of 12/22/99, to the Master Lease Agreement between
                     GE and HTI (incorporated by reference to Exhibit 10.1 to HTI's
                     Quarterly Report on Form 10-Q for the quarter ended 12/26/99), and letter amendment dated 8/31/00 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.7 to HTI's Annual Report on Form 10-K for the fiscal year ended
                     9/24/00).

        10.7         Hutchinson Technology Incorporated 1996 Incentive Plan                              Incorporated by
                     (incorporated by reference to Exhibit 10.12 to HTI's                                Reference
                     Quarterly Report on Form 10-Q for the quarter ended 12/29/96).

        10.8         Hutchinson Technology Incorporated Incentive Bonus Plan                             Incorporated by
                     (incorporated by reference to Exhibit 10.13 to HTI's                                Reference
                     Quarterly Report on Form 10-Q for the quarter ended 12/28/97).

        10.9         Description of Fiscal Year 2001 Management Bonus Plan of                            Incorporated by
                     Hutchinson Technology Incorporated (incorporated by reference                       Reference
                     to Exhibit 10.10 to HTI's Quarterly Report on Form 10-Q for
                     the quarter ended 12/24/00).