Form 10-Q
period 2001-06-24
HUTCHINSON TECHNOLOGY INC
filed 2001-07-31
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   JUNE 24, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------     ---------------------

Commission File Number                     0-14709
                       -----------------------------------------------------

                       HUTCHINSON TECHNOLOGY INCORPORATED
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        MINNESOTA                       41-0901840
      ---------------------------------------------------------------------
                (State or other jurisdiction of      (I.R.S. Employer
               incorporation or organization)       Identification No.)

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

Yes  X       No
    ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 30, 2001 the registrant had 25,163,692 shares of Common Stock issued and outstanding.

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                       HUTCHINSON TECHNOLOGY INCORPORATED
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                             (Dollars in thousands)

                                                                                  June 24,              September 24,
                                                                                    2001                     2000
                                                                             ------------------      -------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                          $121,266                 $129,314
   Securities available for sale                                                       133,161                  110,955
   Trade receivables, net                                                               45,716                   60,637
   Other receivables                                                                     2,262                    4,071
   Inventories                                                                          26,222                   32,516
   Prepaid taxes and other expenses                                                     16,798                   16,967
                                                                             ------------------      -------------------
         Total current assets                                                          345,425                  354,460
Property, plant and equipment, net                                                     239,793                  283,659
Deferred tax assets                                                                     39,699                   33,475
Other assets                                                                             9,893                   12,339
                                                                             ------------------      -------------------
                                                                                      $634,810                 $683,933
                                                                             ==================      ===================

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Current portion of capital lease obligation                                        $  9,538                 $  8,538
   Current maturities of long-term debt                                                 19,278                   20,910
   Accounts payable and accrued expenses                                                30,712                   38,674
   Accrued compensation                                                                 17,831                   15,729
                                                                             ------------------      -------------------
         Total current liabilities                                                      77,359                   83,851
Capital lease obligation                                                                 4,824                    9,718
Long-term debt, less current maturities                                                 30,156                   44,706
Convertible subordinated notes                                                         150,000                  150,000
Other long-term liabilities                                                              2,452                    3,169
Shareholders' investment:
   Common stock, $.01 par value, 45,000,000 shares authorized,
          25,022,000 and 24,830,000 issued and outstanding                                 250                      248
   Additional paid-in capital                                                          365,775                  364,540
   Retained earnings                                                                     3,994                   27,701
                                                                             ------------------      -------------------
         Total shareholders' investment                                                370,019                  392,489
                                                                             ------------------      -------------------
                                                                                      $634,810                 $683,933
                                                                             ==================      ===================

See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                     (In thousands, except per share data)

                                                           Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                     ---------------------------------      --------------------------------

                                                        June 24,           June 25,            June 24,          June 25,
                                                          2001               2000                2001              2000
                                                     --------------     --------------      --------------    --------------
Net sales                                                 $ 91,507           $108,663            $306,158          $343,423

Cost of sales                                               86,670            104,425             275,624           326,760
                                                     --------------     --------------      --------------    --------------

   Gross profit                                              4,837              4,238              30,534            16,663

Selling, general and
   administrative expenses                                  12,318             13,139              40,210            37,384

Research and development expenses                            5,554              5,122              17,555            16,300

Asset impairment and other (Note 3)                             --             16,740                  --            63,268
                                                     --------------     --------------      --------------    --------------

   Loss from operations                                    (13,035)           (30,763)            (27,231)         (100,289)

Interest expense                                            (3,890)            (3,287)            (11,855)           (9,776)

Other income, net                                            3,384              3,492              11,195             9,813
                                                     --------------     --------------      --------------    --------------

   Loss before income taxes                                (13,541)           (30,558)            (27,891)         (100,252)

Benefit for income taxes                                    (2,749)            (7,639)             (4,184)          (25,063)
                                                     --------------     --------------      --------------    --------------

   Net loss                                              ($ 10,792)         ($ 22,919)          ($ 23,707)        ($ 75,189)
                                                     ==============     ==============      ==============    ==============

Basic and diluted loss per share                         ($   0.43)         ($   0.92)          ($   0.95)        ($   3.04)
                                                     ==============     ==============      ==============    ==============

Weighted average common and
   diluted shares outstanding                               24,966             24,791              24,895            24,765
                                                     ==============     ==============      ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)


                                                                                         Thirty-Nine Weeks Ended
                                                                                ------------------------------------------
                                                                                     June 24,                June 25,
                                                                                       2001                    2000
                                                                                ------------------      ------------------
Operating activities:
   Net loss                                                                             ($ 23,707)              ($ 75,189)
   Adjustments to reconcile net loss to cash
      provided by operating activities:
         Asset impairment and other (Note 3)                                                   --                  63,268
         Depreciation and amortization                                                     66,987                  70,883
         Deferred taxes                                                                    (4,965)                (23,558)
         Change in operating assets and liabilities (Note 8)                               18,044                   5,635
                                                                                ------------------      ------------------
                    Cash provided by operating activities                                  56,359                  41,039
                                                                                ------------------      ------------------

Investing activities:
   Capital expenditures                                                                   (23,362)                (54,216)
   Sales of marketable securities                                                         105,723                  90,621
   Purchases of marketable securities                                                    (127,929)                (67,718)
                                                                                ------------------      ------------------
                    Cash used for investing activities                                    (45,568)                (31,313)
                                                                                ------------------      ------------------

Financing activities:
   Repayments of long-term debt                                                           (16,182)                 (2,008)
   Repayments of capital lease obligation                                                  (3,894)                     --
   Net proceeds from issuance of common stock                                               1,237                     774
                                                                                ------------------      ------------------
                    Cash used for financing activities                                    (18,839)                 (1,234)
                                                                                ------------------      ------------------

Net increase (decrease) in cash and cash equivalents                                       (8,048)                  8,492

Cash and cash equivalents at beginning of period                                          129,314                  98,820
                                                                                ------------------      ------------------

Cash and cash equivalents at end of period                                               $121,266                $107,312
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

(2)   ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" ("SFAS 138"), effective September 25, 2000. SFAS 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The effect of adopting SFAS 133 was not material to the earnings and the financial position of the Company.

(3)  ASSET IMPAIRMENT AND OTHER

The Company recorded charges in its third quarter of 2000 of $12,995,000 for impaired assets and $3,745,000 for severance costs. The Company also recorded charges in its first quarter of 2000 of $43,528,000 for impaired assets and $3,000,000 for severance costs. These charges are reflected on the accompanying statement of operations as "Asset impairment and other."

Advances in technology have enabled disk drive manufacturers to reduce their costs by using fewer components, including suspension assemblies, in each disk drive. Decreases in the industry's forecast for components and our resulting lower forecast for suspension assembly demand early in quarter three of 2000, caused us to suspend photoetching operations at our Eau Claire, Wisconsin plant and consolidate these operations into our Hutchinson, Minnesota plant. Late in quarter one of 2000, the Company's forecast of future suspension assembly demand decreased significantly due to industry forecasts indicating decreases in component counts as a result of data density improvements, extending from the desktop market to server drives. As a result of these events, the Company prepared analyses during the third and first quarters of 2000, in accordance with Statement of Financial Accounting Standards No. 121,

"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", to determine if there was impairment of certain excess manufacturing equipment and tooling, primarily for TSA suspensions. The analyses resulted in impairment charges based on the difference between the carrying value and the estimated fair value of these assets. Fair value was based on discounting estimated future cash flows for assets grouped at the lowest level for which there were identifiable cash flows at a discount rate commensurate with the risks involved.

During quarter three of 2000, the Company terminated approximately 950 employees in its workforce, including direct positions at our Eau Claire site and indirect positions in its administrative, development and manufacturing support areas at all plant sites. This workforce reduction resulted in a charge for severance costs of $3,745,000. The full amount of these severance costs was paid in 2000. During quarter one of 2000, the Company terminated approximately 250 employees in its workforce, including indirect positions in its administrative, development and manufacturing support areas at all plant sites. The workforce reduction resulted in a charge for severance costs of $3,000,000. The full amount of these severance costs was paid in 2000.

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

                                                      Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                                --------------------------------      --------------------------------
                                                    June 24,         June 25,             June 24,         June 25,
Percentage of Net Sales                               2001             2000                 2001             2000
-----------------------                         ---------------  ---------------      ---------------  ---------------
Five Largest Customers                                 94%              84%                  93%              84%
   SAE Magnetics, Ltd./TDK                             31               29                   27               26
   Read-Rite Corporation                               26               15                   27               12
   IBM and affiliates                                  15               13                   15               14
   Seagate Technology, Inc.                            12               17                   13               20
   Alps Electric Co., Ltd.                             10               10                   11               12

(5)  INVENTORIES

All inventories are stated at the lower of first-in, first-out ("FIFO") cost or market. Inventories consisted of the following (dollars in thousands):

                                                                            June 24,              September 24,
                                                                              2001                    2000
                                                                        ------------------      ------------------
         Raw materials                                                            $ 6,169                 $ 9,129
         Work in process                                                            5,313                   9,680
         Finished goods                                                            14,740                  13,707
                                                                        ------------------      ------------------
                                                                                  $26,222                 $32,516
                                                                        ==================      ==================

(6)  NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss available for common shareholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares.

Potential common shares of 5,291,000, relating to the Company's outstanding convertible subordinated notes, were excluded from the computation of diluted loss per share for the thirty-nine weeks ended June 24, 2001 and June 25, 2000, as inclusion of these shares would have been antidilutive. Potential common shares of 242,000 and 334,000, relating to the Company's outstanding stock options, were excluded from the computation of diluted loss per share for the thirty-nine weeks ended June 24, 2001 and June 25, 2000, as inclusion of these shares would have been antidilutive.

(7)  INCOME TAXES

The following table details the significant components of the Company's deferred tax assets (dollars in thousands):

                                                                                    June 24,              September 24,
                                                                                      2001                    2000
                                                                                ------------------      ------------------
Current deferred tax assets:
         Receivable reserves                                                              $ 1,706                 $ 2,271
         Inventory reserves                                                                 7,196                   9,290
         Accruals and other reserves                                                        5,971                   4,571
                                                                                ------------------      ------------------
            Total current deferred tax assets                                              14,873                  16,132
                                                                                ------------------      ------------------

Long-term deferred tax assets (liabilities):
         Property, plant and equipment                                                      9,770                  15,162
         Tax credits                                                                       13,482                  13,043
         Net operating loss carryforwards                                                  82,615                  50,687
         Valuation allowance                                                              (66,168)                (45,417)
                                                                                ------------------      ------------------
             Total long-term deferred tax assets                                           39,699                  33,475
                                                                                ------------------      ------------------

Total deferred tax assets                                                                 $54,572                 $49,607
                                                                                ==================      ==================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 24, 2001, the Company had unused tax credits and net operating loss carryforwards of $96,097,000, of which $5,525,000 can be carried forward indefinitely and $90,572,000 which expire at various dates through 2020. A valuation allowance of $66,168,000 has been recognized for certain of these deferred tax assets due to the uncertainty of realizing the benefit of certain tax credits and net operating loss carryforwards.

(8)  SUPPLEMENTARY CASH FLOW INFORMATION


                                                                                          Thirty-Nine Weeks Ended
                                                                               -------------------------------------------
                                                                                    June 24,                June 25,
                                                                                      2001                    2000
                                                                               -------------------      ------------------
Changes in operating assets and liabilities:                                             (dollars in thousands)
         Receivables, net                                                                 $16,730                 $10,978
         Inventories                                                                        6,294                   8,959
         Prepaid and other                                                                    717                    (319)
         Accounts payable and accrued liabilities                                          (4,981)                (12,669)
         Other liabilities                                                                   (716)                 (1,314)
                                                                               -------------------      ------------------
                                                                                          $18,044                 $ 5,635
                                                                               ===================      ==================

Cash paid (refunded) for:
         Interest (net of amount capitalized)                                             $10,094                 $ 6,687
         Income taxes                                                                     $   192                ($ 4,058)

Capitalized interest for the thirty-nine weeks ended June 24, 2001 was $730,000 compared to $2,415,000 for the comparable period in 2000.

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

The two lawsuits described above have been consolidated for pre-trial purposes, and both currently are in the discovery phase. The Company is vigorously defending the lawsuit brought against it. However, in the event that the claims are adjudicated adversely to the Company, its results of operations could be materially adversely affected.

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

(10)  OTHER MATTERS

In response to a World Trade Organization ("WTO") ruling that the United States Foreign Sales Corporation ("FSC") provisions of the Internal Revenue Code constituted a prohibited export subsidy, the United States government repealed the FSC provisions and, in November of 2000, enacted The Extraterritorial Income Exclusion ("EIE"). Under the WTO rules, the European Union ("EU") asked the WTO dispute resolution panel for a ruling as to whether or not the EIE was also a prohibited export subsidy. In late June 2001, the WTO dispute resolution panel ruled that the EIE also constituted a prohibited export subsidy.

As of July 30, 2001, the United States had not indicated publicly how it will respond to the late June 2001 ruling. In the interim, EIE is the law in the United States and under it, we expect to earn a net benefit similar to what we earned under the FSC.

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

Improvements in data density of hard disk drives, which have outpaced storage capacity requirements, have enabled disk drive manufacturers to reduce their costs by using fewer components, including suspensions, in each drive. Improved head-gimbal assembly yields at our customers and shifts in our position in the marketplace have also, to a lesser extent, decreased demand for our products since the third quarter of 1999. In the second quarter of 2001, lingering effects of slower holiday season sales of personal computers, previous overbuying by businesses, and concerns about a weak economy, resulted in lower drive demand. This led to our unit shipments for the second and third quarters of 2001 declining significantly from first quarter levels. Our unit shipments were 96 million in the third quarter of 2001, slightly below the preceding quarter. Shipments for the fourth quarter of 2001 are anticipated to be up slightly over the third quarter, due to an extra week in the quarter. Given these market conditions, we have limited visibility for future demand. We will continue to have excess capacity until some combination of the following events occurs: average component counts within disk drives stabilize or increase, or overall disk drive demand growth increases significantly, or our share of certain drive programs increases, or Internet-related storage growth increases, or new applications for disk storage become more widespread.

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

Our ability to respond to our customers' needs for new products and product features on a timely basis is an important factor in our success. New products have lower manufacturing yields and are produced in lower quantities than more mature products. Our dedicated development center enables us to shorten development cycles and achieve high volume output per manufacturing unit more quickly. Manufacturing yields generally improve as the product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Because our business is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Small variations in capacity utilization or manufacturing yields generally have a significant impact on gross margins.

We typically allow customers to change or cancel orders on short notice without penalty. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our "just-in-time" inventory hubs, rather than on order backlog. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.

In addition to increases in suspension assembly demand, improvements to our operating margins depend, in part, on the successful management of our corporate infrastructure, our suspension assembly production capacity and our workforce. During the past two years, we consolidated some of our manufacturing operations to make better use of existing equipment and support staff across all of our plants and to reduce costs. As part of our efforts to improve our operating margins through reduced costs and improved efficiency, we reduced our overall employment level through workforce reductions and managed attrition, from 7,701 at the end of 1999 to 4,039 at the end of the third quarter of 2001.

During the second quarter of 2001, we reduced our employment level by 502 employees, including approximately 350 positions that were eliminated in manufacturing, development and manufacturing support at all plant sites. Employees whose positions were eliminated were offered a severance package, and the full amount of the severance costs has been paid.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 24, 2001 VS. THIRTEEN WEEKS ENDED JUNE 25, 2000.

Net sales for the thirteen weeks ended June 24, 2001 were $91,507,000, a decrease of $17,156,000 or 16% from the comparable period in 2000. The decrease was primarily due to lower suspension assembly sales volume, somewhat offset by slightly higher average selling prices.

Gross profit for the thirteen weeks ended June 24, 2001 was $4,837,000, compared to $4,238,000 for the comparable period in 2000. Gross profit as a percent of net sales increased from 4% to 5%, primarily due to lower inventory obsolescence costs, lower manufacturing labor and benefits expenses as a result of workforce reductions and lower depreciation expense as a result of lower capital expenditures in 2000 and 2001 and the asset impairment charges recorded in 2000. These decreases were offset primarily by the lower sales volume noted above.

Selling, general and administrative expenses for the thirteen weeks ended June 24, 2001 were $12,318,000, a decrease of $821,000 or 6% from the comparable period in 2000. Fees related to amending certain financing agreements were recorded in the thirteen weeks ended June 25, 2000. The absence of these fees in the comparable period in 2001 was the primary cause for the decrease in selling, general and administrative expenses. This decrease was partially offset by increased legal and professional fees. Selling, general and administrative expenses as a percent of net sales, increased from 12% in the third quarter of 2000 to 13% in the third quarter of 2001.

Research and development expenses for the thirteen weeks ended June 24, 2001 were $5,554,000 compared to $5,122,000 for the thirteen weeks ended June 25, 2000. As a percent of net sales, research and development expenses increased from 5% in the third quarter of 2000 to 6% in the third quarter of 2001, primarily due to higher advanced suspension development expenses.

During the third quarter of 2000, we recorded a charge of $16,740,000 to write down certain assets and record severance costs for approximately 950 employees terminated during the quarter. Components of the charge included a $12,995,000 asset write-down of impaired manufacturing equipment and tooling, primarily for our TSA suspensions, and $3,745,000 of severance costs. See Note 3, "Asset Impairment and Other", in the notes to the condensed consolidated financial statements.

Interest expense for the thirteen weeks ended June 24, 2001 was $3,890,000, an increase of $603,000 from the comparable period in 2000, primarily due to interest expense on capitalized leases.

Other income, net, for the thirteen weeks ended June 24, 2001 was $3,384,000, a decrease of $108,000 from the comparable period in 2000. The decrease was primarily due to a decrease in interest income as a result of lower investment yields.

The income tax benefit for the thirteen weeks ended June 24, 2001 was based on an estimated effective tax rate for the fiscal year of 15%, which is below the statutory federal rate primarily due to alternative minimum tax considerations and uncertainty related to the Company's ability to offset future income with net operating losses. We adjusted our effective tax rate for the year from 10% to 15% during the third quarter of 2001, as a result of changes to our recent forecast.

Net loss for the thirteen weeks ended June 24, 2001 was $10,792,000, compared to a net loss of $22,919,000 for the comparable period in 2000. The 2000 net loss included the above-mentioned asset write-down and severance costs. Excluding the asset write-down and severance costs in the third quarter of 2000, the net loss as a percent of net sales, increased from (10)% for the thirteen weeks ended June 25, 2000 to (12)% for the thirteen weeks ended June 24, 2001.

THIRTY-NINE WEEKS ENDED JUNE 24, 2001 VS. THIRTY-NINE WEEKS ENDED JUNE 25, 2000.

Net sales for the thirty-nine weeks ended June 24, 2001 were $306,158,000, a decrease of $37,265,000 or 11% from the comparable period in 2000. This decrease was primarily due to lower suspension assembly sales volume, somewhat offset by higher average selling prices.

Gross profit for the thirty-nine weeks ended June 24, 2001 was $30,534,000, compared to $16,663,000 for the comparable period in 2000, and gross profit as a percent of net sales increased from 5% to 10%. This increase was primarily due to lower manufacturing labor and benefits expenses as a result of workforce reductions and lower depreciation expense as a result of lower capital expenditures in 2000 and 2001 and the asset impairment charges recorded in 2000, offset primarily by the lower sales volume noted above.

Selling, general and administrative expenses for the thirty-nine weeks ended June 24, 2001 were $40,210,000, an increase of $2,826,000 or 8% from the comparable period in 2000. The increase was due primarily to increased legal and professional fees and increased severance charges, partially offset by the absence of fees recorded in the comparable period in 2000 related to amending certain financing agreements. Excluding severance charges, selling, general and administrative expenses as a percent of net sales, increased from 11% for the thirty-nine weeks ended June 25, 2000 to 12% for the thirty-nine weeks ended June 24, 2001.

Research and development expenses for the thirty-nine weeks ended June 24, 2001 were $17,555,000 compared to $16,300,000 for the thirty-nine weeks ended June 25, 2000. The increase was mainly due to increased advanced suspension development expenses. As a percent of net sales, research and development expenses increased from 5% for the thirty-nine weeks ended June 25, 2000 to 6% for the thirty-nine weeks ended June 24, 2001.

During the first quarter of 2000, we recorded a charge of $46,528,000 to write down certain assets and record severance costs for approximately 250 employees terminated during the quarter. Components of the charge included a $43,528,000 asset write-down of impaired manufacturing equipment and tooling, primarily for our TSA suspensions, and $3,000,000 of severance costs. During the third quarter of 2000, we recorded a charge of $16,740,000 to write down certain assets and record severance costs for approximately 950 employees terminated during the quarter. Components of the charge included a $12,995,000 asset write-down of impaired manufacturing equipment and tooling, primarily for our TSA suspensions, and $3,745,000 of severance costs. See Note 3, "Asset Impairment and Other", in the notes to the condensed consolidated financial statements.

Interest expense for the thirty-nine weeks ended June 24, 2001 was $11,855,000, an increase of $2,079,000 from the comparable period in 2000, primarily due to interest expense on capitalized leases.

Other income, net, for the thirty-nine weeks ended June 24, 2001 was $11,195,000, an increase of $1,382,000 from the comparable period in 2000. This increase was primarily due to an increase in interest income as a result of a higher investment balance and a decrease in losses on disposals of assets.

The income tax benefit for the thirty-nine weeks ended June 24, 2001 was based on an estimated effective tax rate for the fiscal year of 15%, which is below the statutory federal rate primarily due to alternative minimum tax considerations and uncertainty related to the Company's ability to offset future income with net operating losses. We adjusted our effective tax rate for the year from 10% to 15% during the third quarter of 2001, as a result of changes to our recent forecast.

Net loss for the thirty-nine weeks ended June 24, 2001 was $23,707,000, compared to a net loss of $75,189,000 for the comparable period in 2000. The 2000 net loss included the above-mentioned asset write-down. Excluding the asset write-down and severance costs in the first and third quarters of 2000 and severance costs in the second quarter of both 2000 and 2001, the net loss as a percent of net sales, decreased from (8)% for the thirty-nine weeks ended June 25, 2000 to (7)% for the thirty-nine weeks ended June 24, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents decreased from $129,314,000 at September 24, 2000 to $121,266,000 at June 24, 2001. Our securities available for sale increased from $110,955,000 to $133,161,000 during the same period. Overall, this reflects a $14,158,000 increase in our cash and cash equivalents and securities available for sale. We generated cash from operating activities of $56,359,000 for the thirty-nine weeks ended June 24, 2001.

As of June 24, 2001, our $50,000,000 credit facility had a borrowing base of $45,107,000, secured by our accounts receivable and inventory. Letters of credit outstanding under this facility totaled $13,525,000 as of such date, including $610,000 issued as security for our $600,000 variable rate demand note, $12,290,000 issued in connection with obligations under equipment leases, and $625,000 issued to support potential self-insured workmens' compensation obligations. No other letters of credit were outstanding under the credit facility at June 24, 2001. The amount we can borrow under this credit facility is limited by the levels of our accounts receivable and inventory balances. As of June 24, 2001, $31,557,000 of borrowing capacity remained available to us.

Cash used for capital expenditures totaled $23,362,000 for the thirty-nine weeks ended June 24, 2001. We expect capital expenditures to be approximately $30,000,000 for 2001, to be spent primarily for program tooling and manufacturing and process technology and equipment. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents and securities available for sale.

Certain of our existing financing agreements contain financial covenants and covenants which may restrict our ability to enter into certain types of financing. We were in compliance with all such covenants at June 24, 2001. If we are not in compliance with financial covenants in our financing agreements at the end of any quarter, our future financial results and liquidity could be materially adversely affected.

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

MARKET TRENDS AND CERTAIN CONTINGENCIES

(A) MARKET TRENDS

We expect the expanding use of personal computers, enterprise computing and storage, increasingly complex software and the emergence of new applications for disk storage, such as Internet-related storage, digital video recording, digital cameras, network attached storage, gaming consoles and other consumer applications, will further increase disk drive demand and therefore, suspension demand, in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Improvements in data density of hard disk drives, extending from the desktop market to server drives, have reduced unit shipments of suspension assemblies since the third quarter of 1999. Suspension assembly shipments were significantly lower in quarters two and three compared to quarter one of 2001 due to the lingering effects in the disk drive industry of slower holiday season sales, previous overbuying by businesses, and concerns about a weak economy. Shipments for the fourth quarter of 2001 are anticipated to be up slightly over the third quarter, due to an extra week in the quarter.

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

The continual pursuit of increasing data density and lower storage costs are leading to further value-added features for TSA suspensions, such as extended electrical leads (tails) and switch shunts. A switch shunt helps our customers prevent damage to the sensitive recording heads by reducing the risk of electrostatic discharge. TSA suspensions also can be configured to allow for attachment of preamplifiers near the head to improve data transfer signals. Additionally, TSA suspensions allow for dual stage actuation, which incorporates a second stage actuator on a suspension to improve head positioning over increasingly tighter data tracks.

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

The two lawsuits described above have been consolidated for pre-trial purposes, and both currently are in the discovery phase. We are vigorously defending the lawsuit against us. However, in the event that the claims are adjudicated adversely to us, our results of operations could be materially adversely affected.

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

(C)  OTHER MATTERS

In response to a World Trade Organization ("WTO") ruling that the United States Foreign Sales Corporation ("FSC") provisions of the Internal Revenue Code constituted a prohibited export subsidy, the United States government repealed the FSC provisions and, in November of 2000, enacted The Extraterritorial Income Exclusion ("EIE"). Under the WTO rules, the European Union ("EU") asked the WTO dispute resolution panel for a ruling as to whether or not the EIE was also a prohibited export subsidy. In late June 2001, the WTO dispute resolution panel ruled that the EIE also constituted a prohibited export subsidy.

As of July 30, 2001, the United States had not indicated publicly how it will respond to the late June 2001 ruling. In the interim, EIE is the law in the United States and under it, we expect to earn a net benefit similar to what we earned under the FSC.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our credit facility with The CIT Group/Business Credit, Inc. carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At June 24, 2001, there were $25,000 in outstanding borrowings under the working capital line provided by the credit facility. Our variable rate demand note ("Note") also carries interest rate risk that is generally related to the 91-day U.S. treasury bill interest rate. At June 24, 2001, the outstanding principal amount of the Note was $600,000 which was subject to an interest rate of 3.05%.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At June 24, 2001, we had fixed rate debt of $198,835,000.

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

10.4 Patent License Agreement, effective as of 9/1/94, between HTI and International Business Machines Corporation (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95).

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

(B)  REPORTS ON FORM 8-K:

No Current Reports on Form 8-K were filed by the Company during the thirteen weeks ended June 24, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HUTCHINSON TECHNOLOGY INCORPORATED


Date:  July 31, 2001              By /s/Wayne M. Fortun
      -----------------------        ------------------------------------------
                                     Wayne M. Fortun
                                     President and Chief Executive Officer



Date:  July 31, 2001              By /s/John A. Ingleman
      -----------------------        ------------------------------------------
                                     John A. Ingleman
                                     Vice President, Chief Financial Officer
                                          and Secretary

                                INDEX TO EXHIBITS


      Exhibit
        No.                                                                                                  Page
-------------------                                                                                        ---------
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

        4.4          Shelf Registration Agreement dated as of 3/18/98 by and among HTI,              Incorporated by
                     NationsBanc Montgomery Securities LLC and First Chicago Capital Markets,        Reference
                     Inc. (incorporated by reference to Exhibit 4.8 to HTI's Registration
                     Statement on Form S-3, Registration No. 333-50143).

        10.1         Office/Warehouse Lease between OPUS Corporation, Lessor, and HTI, Lessee,       Incorporated by
                     dated 12/29/95 (incorporated by reference to Exhibit 10.2 to HTI's Quarterly    Reference
                     Report on Form 10-Q for the quarter ended 3/24/96), and First Amendment to
                     Office/Warehouse Lease dated 4/30/96 (incorporated by reference to Exhibit
                     10.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended 6/23/96).

        10.2         Directors' Retirement Plan effective as of 1/1/92 (incorporated by reference    Incorporated by
                     to Exhibit 10.12 to HTI's Annual Report on Form 10-K for the fiscal year        Reference
                     ended 9/27/92) and Amendment effective as of 11/19/97 (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on Form 10-Q for the
                     quarter ended 12/28/97).

        10.3         1988 Stock Option Plan (incorporated by reference to Exhibit 10.8 to HTI's      Incorporated by
                     Annual Report on Form 10-K for the fiscal year ended 9/25/88), Amendment to     Reference
                     the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.5 to
                     HTI's Annual Report on Form 10-K for the fiscal year ended 9/26/93), and
                     Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit
                     10.5 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/26/95).

        10.4         Patent License Agreement, effective as of 9/1/94, between HTI and               Incorporated by
                     International Business Machines Corporation (incorporated by reference to       Reference
                     Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q/A for the quarter ended
                     6/25/95).

        10.5         Lease Agreement between Meridian Eau Claire LLC and HTI, dated 5/1/96           Incorporated by
                     (incorporated by reference to Exhibit 10.10 to HTI's Quarterly Report on Form   Reference
                     10-Q for the quarter ended 6/23/96) and First Amendment to Lease
                     (incorporated by reference to Exhibit 10.6 to HTI's Annual Report on Form
                     10-K for the fiscal year ended 9/24/00).

        10.6         Master Lease Agreement dated as of 12/19/96 between General Electric Capital    Incorporated by
                     Corporation, as Lessor ("GE"), and HTI, as Lessee (incorporated by reference    Reference
                     to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended
                     12/29/96), Amendment dated 6/30/97 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97), letter amendment dated 3/5/98 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended
                     3/29/98), letter amendment dated 9/25/98 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's
                     Annual Report on Form 10-K for the fiscal year ended 9/27/98), letter amendment dated 1/11/00, effective as of 12/22/99, to the Master Lease
                     Agreement between GE and HTI (incorporated by reference to Exhibit 10.1 to
                     HTI's Quarterly Report on Form 10-Q for the quarter ended 12/26/99), and letter amendment dated 8/31/00 to the Master Lease Agreement between GE and
                     HTI (incorporated by reference to Exhibit 10.7 to HTI's Annual Report on Form
                     10-K for the fiscal year ended 9/24/00).

        10.7         Hutchinson Technology Incorporated 1996 Incentive Plan (incorporated by         Incorporated by
                     reference to Exhibit 10.12 to HTI's Quarterly Report on Form 10-Q for the       Reference
                     quarter ended 12/29/96).

        10.8         Hutchinson Technology Incorporated Incentive Bonus Plan (incorporated by        Incorporated by
                     reference to Exhibit 10.13 to HTI's Quarterly Report on Form 10-Q for the       Reference
                     quarter ended 12/28/97).

        10.9         Description of Fiscal Year 2001 Management Bonus Plan of Hutchinson             Incorporated by
                     Technology Incorporated (incorporated by reference to Exhibit 10.10 to HTI's    Reference
                     Quarterly Report on Form 10-Q for the quarter ended 12/24/00).