Form 10-K405
period 2001-09-30
HUTCHINSON TECHNOLOGY INC
filed 2001-12-20
CIK 772897

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

(Mark One)
[X]            Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended September 30, 2001
                                        or
[ ]          Transition Report Pursuant to Section 13 OR 15(d) of the
                         Securities Exchange Act of 1934
               For the Transition Period From ________ to ________.

                         Commission file number 0-14709

                             ---------------------

                       HUTCHINSON TECHNOLOGY INCORPORATED
             (Exact name of registrant as specified in its charter)

                Minnesota                                   41-0901840
------------------------------------------  ------------------------------------------
     (State or other jurisdiction of           (I.R.S. employer identification no.)
      incorporation or organization)

          40 West Highland Park                               55350
          Hutchinson, Minnesota             ------------------------------------------
------------------------------------------                  (Zip code)
 (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 10, 2001 was $563,754,130, based on the closing sale price for the registrant's common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of December 10, 2001 the registrant had 25,256,730 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement dated December 20, 2001 for the annual meeting of shareholders to be held January 30, 2002 are incorporated by reference in
Part III.

                           FORWARD-LOOKING STATEMENTS

The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties, including those discussed under "Risk Factors" on pages 9-15 and "Forward-Looking Statements" on pages 23-24 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, we caution you not to place undue reliance on these forward-looking statements.

                                     PART I

              HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES

ITEM 1.  BUSINESS

     When we refer to "we," "you," "us," or "HTI," we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to "2002" mean our fiscal year ending September 29, 2002, references to "2001" mean our fiscal year ended September 30, 2001, references to "2000" mean our fiscal year ended September 24, 2000, references to "1999" mean our fiscal year ended September 26, 1999 and references to "1998" mean our fiscal year ended September 27, 1998.

OVERVIEW

     We are the world's leading supplier of suspension assemblies for hard disk drives. Suspension assemblies are critical components of hard disk drives that hold the recording heads in position above the spinning magnetic disks. We manufacture our suspension assemblies with proprietary technology and processes to uniform and precise specifications that are critical to maintaining the necessary microscopic clearance between the head and disk. We estimate that we produce a majority of all suspension assemblies sold to disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. During 2001, we shipped approximately 420 million suspension assemblies of all types. We supply nearly all domestic and many foreign-based users of suspension assemblies, including Alps, IBM and its affiliates, Innovex, Maxtor, Read-Rite, SAE Magnetics/TDK, Samsung, Seagate Technology, Toshiba and Western Digital.

     We incorporated in Minnesota in 1965, and we developed our leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. We have maintained this position through multiple technological transitions in the disk drive industry over the past decade.

     We are focused on continuing to develop suspension assemblies that address the rapidly changing requirements of the hard disk drive industry. We design our TSA suspension assemblies to satisfy both the electrical connectivity requirements of the disk drive industry as well as the changing market demands and performance standards required by our customers. TSA suspensions incorporate thin electrical conductors in the suspension itself which replace the fine wires used to connect the recording head to the drive's electronic circuitry. Our TSA suspensions have been widely adopted by the disk drive industry, as TSA suspensions offer customers opportunities to enhance drive performance by eliminating wires that interfere with the recording head's flying performance. Our TSA suspensions also enable customers to improve yields and throughput, eliminate manufacturing steps and adopt automated assembly processes, all of which lower their overall costs of production and improve production efficiencies. In 2001, we shipped approximately 310 million TSA suspensions. We believe our TSA suspension has become a disk drive industry standard platform onto which we can integrate additional value-added features currently in production, as well as new features currently in development.

INDUSTRY BACKGROUND

     The expanding use of enterprise computing and storage, personal computers, increasingly complex software and the emergence of new applications for disk storage, such as Internet-related storage and other consumer applications, historically has fueled steady growth in disk drive shipments. The disk drive industry is volatile and from time to time experiences downturns. From calendar 1998 to calendar 2000, unit shipments of disk drives grew at a compounded annual growth rate of approximately 18% according to IDC. For calendar 2001, however, IDC estimates that 189 million disk drive units will be shipped, a decline of approximately 6% from the prior year. We believe this decline in disk drive shipments is due to the lingering effects of slower holiday season sales of personal computers at the end of calendar 2000, a worldwide slowdown in information technology spending and concerns about a weaker global economy.

     For calendar 2002, IDC estimates that disk drive unit shipments will grow to 211 million units or 12% over calendar 2001. We expect this return to growth will be stimulated by the expansion of storage-intensive data warehousing, Internet and intranet applications and the increasing use of disk drives for non-computer applications such as digital video recording, information appliances, digital cameras and gaming consoles. We believe that growth in disk drive unit shipments will help to stabilize demand for suspension assemblies in the near term.

     Industry transitions in head technology also impact disk drive unit shipment levels and, consequently, demand for suspension assemblies. During past industry transitions, such as from thin film inductive recording heads to magneto-resistive ("MR") and giant magneto-resistive ("GMR") heads, and from nano heads to smaller pico heads, production yields of head and disk drive manufacturers initially were reduced. Because a significant portion of head yield reduction occurs after the head is bonded onto the suspension assembly, low yields at our customers often result in increased demand for suspension assemblies in order to achieve desired disk drive shipment levels. As yields at our customers improved in 1999 and 2000, demand for suspension assemblies decreased.

     The demand for suspension assemblies is influenced primarily by two key factors. First, improvement in areal density (the amount of data that can be stored per square inch of disk surface) tends to decrease demand for suspensions. Second, growth in overall disk drive demand tends to increase demand for suspensions. In recent years, areal density has improved at a rate faster than overall disk drive storage demand. Therefore, disk drive makers were able to meet the market demand with drives that have fewer disks and related components, including suspension assemblies. As a result, the average number of suspensions required per drive has declined from approximately 4.5 in 1999 to approximately 3.3 in 2000 and to approximately 2.8 in 2001. Our total suspension assembly shipments have decreased from approximately 583 million during 1999 to approximately 488 million in 2000 and to approximately 420 million in 2001. We believe that reduced suspension assembly demand in 2001 was due primarily to decreases in component counts in disk drives because of data density improvements. We believe that ongoing technological advances will continue to reduce the average number of disk drive components, including suspensions, per drive. We believe suspension assembly demand in 2001 also decreased due to the overall decrease in the number of disk drives shipped in 2001, as described above.

     We believe that end user demand for storage capacity will continue to increase as rapidly evolving technology and computer applications continue to require storage devices with increased capacity and functionality. We currently anticipate that demand for suspensions for the foreseeable future will remain relatively flat until some combination of the following events occurs: average component counts within disk drives stabilize or increase, or overall disk drive demand growth increases or our share of certain drive programs increases. We continually monitor technological developments in the data storage arena and do not believe that technology is experiencing a fundamental shift away from disk drive storage. On an ongoing basis, we review technological threats to the disk drive market and utilize various universities, consortiums and industry participants to provide additional third-party insights. We believe disk drives will remain the dominant data storage technology for the foreseeable future.

     All hard disk drives incorporate the same basic technology. The principal components of a hard disk drive are recording disk media, a motor assembly, the control electronics and a head stack assembly. A head stack assembly consists of multiple magnetic recording heads attached by suspension assemblies to the actuator arm. Each disk drive contains from one to twelve hard disks attached to a motor assembly that rotates the disks at high speeds in extremely close proximity to the magnetic recording heads, each of which is attached to a suspension assembly. In certain low-cost drives, only one side of one disk is used, resulting in the need for only one recording head, and one suspension, in the drive. More typically, each disk in the drive uses both sides and, therefore, two recording heads and two suspension assemblies.

     Suspension assemblies are critical to disk drive performance and reliability. We design our suspension assemblies with a focus on the increasing performance requirements of new disk drives, principally reduced data access time, increased data density, smaller recording heads and technology incorporated in the type of recording head used. Technological advances in disk drives generally require suspension assemblies with specialized design, expanded functionality and greater precision. One of the major determinants of disk drive performance and data storage capacity is the microscopic height at which the magnetic head "flies" above the disk. Suspension assemblies hold the magnetic recording heads in position and are a significant factor in controlling the critical flying height of the head above the disk and maintaining the position of the head on the tracks of data. A typical nominal flying height is less than one millionth of an inch (a sheet of paper is approximately 3,000 millionths of an inch thick).

     Hard disk drive storage capacity increases as data density increases. The disk drive industry has improved data density by lowering the fly height of the recording head, using smaller recording heads with advanced air bearing designs, improving other components such as motors and media and using MR and GMR recording head types. As drive manufacturers transitioned to smaller pico-sized MR and GMR heads, the process of bonding fine electrical wires to the recording head and to the rest of the drive's electronic circuitry became more difficult and costly, and the wires themselves interfered with the head's flying performance. We developed our TSA suspension assemblies, which incorporate electrical conductors in the suspension itself, to address this difficulty. TSA suspensions enabled drive makers to use the smaller pico-sized MR and GMR heads that allow for increased data density.

PRODUCTS

     We categorize our current products as either suspension assemblies or other products, which consist primarily of etched and stamped components used in connection with, or related to, suspension assemblies.

     The following table shows, for each of 2001, 2000 and 1999, the relative contribution to net sales in millions of dollars and percentages of each product category:

                                             2001            2000            1999
                                         ------------    ------------    ------------
                                         AMOUNT    %     AMOUNT    %     AMOUNT    %
                                         ------   ---    ------   ---    ------   ---
Suspension Assemblies..................  $397.0    99%   $455.1    99%   $557.8    96%
Other..................................     4.2     1       4.5     1      22.5     4
                                         ------   ---    ------   ---    ------   ---
     Total Net Sales...................  $401.2   100%   $459.6   100%   $580.3   100%
                                         ======   ===    ======   ===    ======   ===

     See Note 11 to the consolidated financial statements contained in Item 14 herein for a distribution of revenue by geographic area for each of 2001, 2000 and 1999. See also Eleven-Year Selected Financial Data.

     During 2001, we shipped approximately 420 million suspension assemblies of all types. We have developed significant proprietary capabilities in the design and production of suspension assemblies for both current and emerging disk drive designs. We have positioned ourselves in the forefront of industry technology transitions by developing improved suspension assemblies in anticipation of several market shifts to new generations of smaller magnetic heads (mini-to-micro, micro-to-nano and nano-to-pico). We have the capability to produce multiple variations of suspension assemblies based on several standard designs. This capability permits us to assist customers' design efforts and to rapidly modify our standard designs to meet the varied and changing requirements of specific customers. To help develop prototype suspensions, we maintain a test laboratory and computerized systems to simulate and analyze suspension designs. Our ability to predict and modify suspension assembly performance is especially important in developing suspensions for high capacity drives and drives with low access times.

     TSA Suspension Assemblies -- The disk drive industry has widely adopted our TSA suspensions. These suspensions integrate into the suspension thin electrical conductors that connect directly with the recording head. The integral etched copper leads of the TSA suspension are pre-positioned on the suspension assembly from the head region through the length of the suspension and, in some cases, along the actuator. Electrical integration is a key feature of suspension assemblies, as disk drive manufacturers transitioned to smaller and/or more advanced recording heads. We believe features of our current TSA suspensions, such as extended electrical leads (which were incorporated into approximately 62% of our TSA suspensions in 2001) as well as additional features currently in development, will result in improved yields and increased throughput for our customers. Because of these performance advantages, our TSA suspensions command a higher sale price than our conventional suspensions.

     In 2001, we shipped approximately 310 million TSA suspensions. TSA suspensions accounted for approximately 41% of our 1999 unit shipments, approximately 61% of our 2000 unit shipments and approximately 74% of our 2001 unit shipments. We expect them to account for approximately 80% of our total unit shipments during 2002.

     TSA suspension assemblies are adaptable to future developments in disk drive design and manufacturing. The desire for lower overall storage costs has resulted in further value-added features for TSA suspensions, such as switch shunts, which help our customers prevent damage to sensitive recording heads by reducing the risk of electrostatic discharge. Variations of TSA suspension assemblies that we have in development also offer promising solutions to the challenges posed by increasing data density. As the number of data tracks per disk increases to achieve increased data density, recording heads must be positioned above data tracks with more precision than current disk drive technology allows. TSA suspensions allow for dual stage actuation, which incorporates a second stage actuator on a suspension to improve head positioning over increasingly tighter data tracks. Similarly, an increase in data density achieved by increasing the number of data bits recorded per linear inch on each data track will require preamplification to improve data transfer signals as bit density increases. TSA suspensions can be configured to allow for attachment of preamplifiers near the head to improve transfer signals. We are also developing additional features and variations for other TSA suspension products.

     Conventional Suspension Assemblies -- In 2001, we shipped approximately 110 million conventional suspension assemblies, as compared to 189 million in 2000 and 343 million in 1999. Conventional suspensions accounted for approximately 14% of our total revenue, and approximately 26% of our unit shipments, in 2001. Conventional suspension assemblies do not provide the electrical connectivity features of a TSA suspension. We expect conventional suspension assemblies to account for approximately 20% of our total unit shipments during 2002.

     Other Products -- To further assure customers that the TSA suspensions they require for their products will be readily available when and where they are needed, we manufacture and sell to competitive suspension assembly manufacturers etched and stamped component-level parts, such as base plates and flexures, for both conventional and TSA suspensions.

     Since fiscal 1996, we have been engaged in the development of a biomeasurement device that takes advantage of our expertise in measurement technologies. We have focused our efforts on a device for measuring local tissue oxygenation using Near Infrared Spectroscopy ("NIRS"). NIRS is an optical technology that provides a means of measuring local, rather than systemic, oxygen saturation of hemoglobin in tissue. The technology can measure tissue oxygenation non-invasively and painlessly, at various depths, intermittently or continuously and without being affected by motion. During 2001, we obtained the CE mark enabling sale of our biomeasurement device, called Inspectra(TM), in Europe, and we are awaiting regulatory clearance from the United States Food and Drug Administration for this device. Upon approval, we will focus primarily on sales to research centers and other "early adopter" customers. Although we expect to begin marketing this product in Europe and the United States in 2002, we do not expect it to generate significant revenue in 2002.

MANUFACTURING

     Our manufacturing strategy focuses on enhancing our ability to reliably produce suspension assemblies in high volume and with the precision and features required by our customers. We have developed advanced process and measurement systems and automated production equipment. We have adopted an integrated manufacturing approach that closely couples design, tooling and manufacturing, which has facilitated the development, implementation and high-volume production of new suspension assembly products. We believe that our integrated approach gives us a competitive advantage in quickly supplying suspension prototypes and commencing volume manufacturing. This manufacturing approach also allows us to rapidly shift tooling in our suspension assembly production units to respond to fluctuating product mix and thereby minimize the size of our finished goods inventory.

     A suspension assembly consists of two to four components that are laser-welded together. TSA suspension assemblies also incorporate electrical leads which provide electrical connection from the recording head to the disk drive's electronic circuitry. Alignment, adjustment and freedom from imperfections and contaminants are of critical importance. Our products require several manufacturing processes, each dependent on different technical disciplines, to ensure the high degree of precision and process control necessary to meet strict customer tolerances and other requirements. We have developed sophisticated proprietary manufacturing processes and controls, and related equipment, which are essential to the precision and reliability of our products. The manufacturing processes we employ include photoetching, stamping, automated optical inspection technology, plasma etching, plating, precision forming, laser welding and ultra-cleaning. We require the photoetching of the components, the laser-welding operations which fuse the components together and the subsequent processing steps to meet stringent specifications and controls. We monitor and control these processes through real-time statistical process analysis to track critical parameters and take corrective action as required.

     Our critical raw material needs are available through multiple sources of supply, with the following exceptions. Certain types of photoresist, a liquid compound used in the photoetching process, and the stainless steel and copper that meet our strict specifications, are each currently available from only one supplier. To protect against the adverse effect of a short-term supply disruption, we maintain several weeks' supply of these materials.

     Our production processes require the storage, use and disposal of a variety of chemicals that are considered hazardous under applicable federal and state laws. Accordingly, we are subject to a variety of regulatory requirements for the handling of such materials.

RESEARCH AND DEVELOPMENT

     We participate in an industry that is subject to rapid technological change, and our ability to remain competitive depends on, among other things, our ability to anticipate and respond to changes and to continue our close working relationships with the engineering staffs of our customers. As a result, we have devoted and will continue to devote substantial resources to product development and process engineering efforts. As of September 30, 2001, we employed 498 engineers and technicians who are responsible for implementing new technologies as well as process and product development and improvements. Expenditures for these activities in 2001, 2000 and 1999 amounted to approximately $55,826,000, $53,906,000 and $56,638,000, respectively. Of those amounts, we classified approximately $23,241,000, $21,433,000 and $23,106,000, respectively, as research and development expenses.

     Our current research and development efforts are principally directed at continuing to develop our suspension assemblies and related follow-on features to meet ongoing technological advances in the disk drive industry, including changing head size, improved data density, performance standards and electrical connectivity requirements for disk drives, as well as manufacturing process improvements.

     We are also engaged in the development of products for the medical device market, including a biomeasurement device that measures local tissue oxygenation. This device is the subject of multiple research studies at hospitals and universities, through which we continue to gather clinical data on the device's uses and benefits. We are awaiting regulatory clearance from the United States Food and Drug Administration for this device. For 2001, 2000 and 1999, research and development expenses were approximately $3,445,000, $4,432,000 and $2,757,000, respectively, for the development of these product opportunities.

CUSTOMERS AND MARKETING

     Our products are sold principally through our own twelve-member account management team operating primarily from our headquarters in Hutchinson, Minnesota. Through a subsidiary, we have three account managers and six technical representatives in Asia. We sell our products to original equipment manufacturers for use in their products and to subassemblers who sell to original equipment manufacturers. Our account management team is organized by individual customer and contacts are typically initiated with both the customer's purchasing agents and its engineers. Our engineers and account management team together actively participate in the selling process and in maintaining customer relationships.

     During 2001, approximately 73% of our unit shipments were distributed to our customers through "just-in-time" (JIT) inventory hubs in Hong Kong, Japan, the People's Republic of China, Singapore and Thailand, near the major production centers of certain individual customers. In 2001, we added an additional JIT inventory hub in Thailand, and closed our hub in Japan as our customer being serviced in Japan moved its operations. As customers have shifted to build-to-order manufacturing, our account management team, together with our personnel assigned to each JIT hub, regularly exchange information with each customer to assure that we meet the customer's inventory requirements.

     We are a supplier to nearly all domestic and many foreign-based manufacturers of hard disk drives and recording heads used in hard disk drives. The following table shows our five largest customers for 2001 as a percentage of net sales.

SAE Magnetics, Ltd./TDK.....................................  26%
Read-Rite Corporation.......................................  26%
IBM and affiliates..........................................  15%
Seagate Technology, Inc. ...................................  13%
Alps Electric Co., Ltd......................................  11%

     Sales to our five largest customers constituted 91%, 87% and 82% of net sales, respectively, for 2001, 2000 and 1999. Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Maxtor Corporation, Toshiba Corporation and Western Digital Corporation, which may purchase recording head assemblies from several different recording head manufacturers that utilize our suspension assemblies.

     We expect to continue to depend upon a limited number of customers for a substantial majority of our sales, given the relatively small number of hard disk drive and recording head manufacturers. Our results of operations could be adversely affected by reduced requirements of our major customers.

     Sales to foreign-based enterprises totaled $204,877,000, $257,324,000 and $272,129,000 for 2001, 2000 and 1999, respectively. Sales to foreign subsidiaries of United States corporations totaled $179,756,000, $155,422,000 and $144,120,000 for 2001, 2000 and 1999, respectively. The majority of these sales were to the Pacific Rim region. In addition, we have significant sales to United States corporations which use our products in their offshore manufacturing sites.

BACKLOG

     We generally make our sales pursuant to purchase orders rather than long-term contracts. Our backlog of purchase orders was approximately $60,874,000 at September 30, 2001, as compared to $90,424,000 at September 24, 2000. Such purchase orders may be changed or cancelled by customers on short notice without penalty. In addition, we believe that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Accordingly, we do not believe that backlog should be considered indicative of sales for any future period.

COMPETITION

     We believe that the principal factors of competition in the suspension assembly market include time to market, product quality, design expertise, reliability of volume supply and price. We estimate that we produce a majority of all suspension assemblies sold to disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. Our principal competitors are K. R. Precision Co. ("KRP"), Magnecomp Corporation and Nihon Hatsujo Kabusikigaisha ("NHK"). In addition, Fujitsu Limited, a drive manufacturer, fabricates its own suspension assemblies for use in its own products. The electrical interconnect features of our TSA suspensions also face competition from wireless interconnection technologies, such as deposition circuitry and flexible circuitry, which are being used in drive production. Although we cannot be sure that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies, we believe that the number of entities that have the technical capability and capacity for producing precision suspension assemblies in large volumes will remain small.

     Other types of data storage systems, such as semiconductor (flash) memory, tape memory and laser (optical and CD) drives, may become competitive with certain hard disk drive applications, and thereby affect the demand for our products. However, given the current state of the technologies, flash memories are not expected to be price competitive with disk drives and optical and tape memories are inherently much slower than disk drives. Accordingly, we believe that these technologies will not materially impact the market for hard disk drives in the near future.

INTELLECTUAL PROPERTIES

     We regard much of the equipment, processes, information and knowledge that we generate and use in the manufacture of our products as proprietary and protectable under applicable trade secret, copyright and unfair competition laws. In addition, if we develop manufacturing equipment, products and processes for making products where patents might enhance our position, we have and we will continue to pursue patents in the United States and in other countries. As of September 30, 2001, we held 107 United States patents and 13 foreign patents, and we had 52 patent applications pending in the United States and 44 patent applications pending in other countries. Internally, we protect intellectual property and trade secrets through physical security measures at our facilities as well as through non-disclosure and non-competition agreements with all employees, confidentiality policies, and non-disclosure agreements with consultants, strategic suppliers and customers.

     In the past, we have entered into licensing and cross-licensing agreements under certain of our patents and patent applications allowing some of our competitors to produce products similar to ours in return for either royalty payments or cross-license rights. In November 2001, we entered into cross-license agreements with three suspension assembly suppliers enabling each of them to offer customers in the disk drive industry TSA suspension assemblies based on our proprietary technology. The agreements also include cross-licenses to certain existing and future technology related to suspension designs and features.

     From time to time third parties have asserted patents against us or our customers that may relate to certain of our manufacturing equipment or products or to products that include our products as a component. We are currently a party to the litigation described below under the heading "Item 3. Legal Proceedings." In addition, some of our customers have been sued on patents having claims closely related to products we sell. We expect that, as the number of patents issued continues to increase, and as we grow, the volume of intellectual property claims could increase.

EMPLOYEES

     As of September 30, 2001, we had 3,454 regular employees, 1,774 of whom were working at our Hutchinson, Minnesota plant, 580 of whom were working at our Sioux Falls, South Dakota plant, 959 of whom were working at our Eau Claire, Wisconsin plant, 124 of whom were working at our Plymouth, Minnesota plant, and 17 of whom were working overseas. The departure of a significant number of our specialized employees that cannot be replaced by comparable personnel would impair our ability to conduct our business. The locations of our plants and the broad span and complexity of technology encompassed by our products and processes limit the number of qualified engineering and other candidates for key positions. We expect that we will continue to use internal training for the development of key employees.

     None of our employees is subject to a collective bargaining agreement, and we have experienced no work stoppages. We believe that our employee relations are good.

RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.

     This Annual Report on Form 10-K contains forward-looking statements that we have made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates and projections about the disk drive industry, and our beliefs and assumptions. We intend words such as "anticipates," "expects," "intends," "plans," "believes," "estimates" and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. We describe these risks and uncertainties in the following risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Annual Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS.

     Our past operating results, and our gross margins, have fluctuated from fiscal period to period. We expect our future operating results and gross margins will continue to fluctuate from fiscal period to period. The following factors may cause these fluctuations:

     - changes in overall demand for our products
     - technological changes that reduce the number of suspensions per drive required by drive makers
     - changes in our manufacturing process, or problems related to implementing a new manufacturing process
     - increased costs when we start producing new products, and achieving high-volume production quickly
     - changes in the specific products our customers buy
     - changes in our selling prices
     - changes in our production capacity, and using our capacity efficiently
     - changes in our infrastructure costs, and how we control them
     - changes in our manufacturing yields
     - long disruptions in operations at any of our plants for any reason
     - changes in the cost of, or limits on, available materials and labor

     Since the third quarter of 1999, data density improvements extending from the desktop market to server drives reduced the number of suspensions required per drive more quickly than we anticipated, outpacing the continuing growth in demand for storage capacity and resulting in excess TSA manufacturing capacity. As a consequence, our gross margins and operating results in 2000 and 2001 were impacted negatively. We believe data density improvements will continue to impact demand for disk drive components. If customer demand for suspension assemblies weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected.

     We typically allow our customers to change or cancel orders without penalty before scheduled shipment. We therefore plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our "just-in-time" inventory hubs. Our forecasts, and customer demand, often fluctuate significantly from week to week.

     Our selling prices are subject to pricing pressure from our customers and market pressure from our competitors. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product's life cycle. A typical life cycle for our products begins with higher pricing when a product is introduced, decreasing prices when it is mature, and slightly increasing pricing as it is phased out. To offset price decreases during a product's life, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product's cost. If we cannot reduce our manufacturing costs as prices decline during our products' life cycles, or at all, our business, financial condition and results of operations could be materially adversely affected.

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

ALMOST ALL OF OUR SALES DEPEND ON THE HARD DISK DRIVE INDUSTRY.

     Sales of suspension assemblies accounted for 99% of our net sales in 2001, 99% of our net sales in 2000 and 96% of our net sales in 1999. The hard disk drive industry is intensely competitive and our technology changes rapidly. The industry's demand for components also fluctuates. The hard disk drive industry is volatile, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect suppliers to this industry because hard disk drive manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction.

     Yield improvements by head manufacturers and technological advances, such as rapid improvements in data density, also may result in lower drive component demand. As yields at our customers improved in 1999 and 2000, demand for suspension assemblies decreased. At various times slowdowns in hard disk drive industry demand for components have adversely affected our results of operations. In 2000 and 2001, our results of operations were impacted negatively due to increases in data densities that reduced the industry's demand for components. Our results of operations could be materially adversely affected if the reduction in the industry's component demand continues long-term or a future significant slowdown in the industry occurs.

TO MEET INDUSTRY REQUIREMENTS, WE MUST DEVELOP, INTRODUCE AND QUALIFY OUR NEW PRODUCTS AND FEATURES, WHICH MAY INCREASE OUR MANUFACTURING COSTS.

     Our continued success depends on our ability to develop and rapidly bring to volume production new products that meet increasingly higher performance specifications. A number of risks are inherent in this process. Increasingly higher performance specifications, as well as transitions to new product platforms, initially can lower our overall manufacturing yields and efficiencies. This in turn can cause us to delay or miss product shipments. We may also incur higher manufacturing costs or we may need to change or develop new manufacturing processes. If processes change, we may need to replace, modify or design, build and install equipment. These changes may require additional capital.

     We may need to increase our research and development and engineering expenses to support technological advances and to introduce and manufacture new products and product features. We expect these expenses to increase for the following new products:

     - suspensions with higher performance specifications than our customers currently require
     - suspensions that incorporate dual stage actuators to improve head positioning over increasingly tighter data tracks on each disk
     - suspensions on which a preamplifier may be mounted to improve data transfer signals from the disk
     - suspensions for use with new smaller-sized femto heads

     If we fail to introduce successfully new products or product features on a regular and timely basis, demand for our existing products could decline, and our business, financial condition and results of operations could be materially adversely affected. If a competitor introduced a widely-accepted new suspension assembly design, and we were not able to respond to the new design effectively, our business, financial condition and results of operations would be materially adversely affected.

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

     We are also engaged in the development of products for the medical device market, including a biomeasurement device that measures local tissue oxygenation. This device is the subject of multiple research studies at hospitals and universities, through which we continue to gather clinical data on the device's uses and benefits. We are awaiting regulatory clearance from the United States Food and Drug Administration for this device. Our efforts, however, may not result in marketable products. Even if we are able to develop marketable products, they may not generate significant revenue.

WE MAY NOT BE ABLE TO UTILIZE OUR CAPACITY EFFICIENTLY, WHICH MAY NEGATIVELY AFFECT OUR OPERATING RESULTS.

     We have at times increased our production capacity and the overhead that supports production based on anticipated market demand. Anticipated market demand, however, has not always developed as expected. As a result, we have periodically underutilized our capacity. This underutilization decreased our profitability. In the second half of 1999 and in 2000, reduced demand resulted in underutilization of our manufacturing capacity, and consequently, lower profitability. In 2000, we recorded charges of $56,523,000 to write down certain assets relating to excess TSA suspension assembly manufacturing capacity, and $6,745,000 in severance charges due to workforce reductions, which adversely affected our results of operations. Similarly, in 2001, we recorded charges of $20,830,000 to write down certain assets relating to excess manufacturing capacity, including an unfinished facility, and $7,045,000 in severance charges due to additional workforce reductions, which also adversely affected our results of operations.

     The following factors complicate accurate capacity planning for market demand:

     - changes in the specific products our customers buy
     - the pace of technological change
     - variability in our manufacturing yields
     - long lead times for most of our plant and equipment expenditures, requiring major financial commitments well in advance of actual production requirements

     Our inability to plan our capacity requirements accurately, or our failure to put in place the technologies and capacity necessary to meet market demand, could adversely affect our business, financial condition and results of operations. In 1999, we began construction of an additional manufacturing building for our trace process at our Eau Claire site. As a result of faster than expected improvements in our TSA suspension manufacturing efficiency and weaker TSA suspension demand in the second half of 1999, we postponed completion of building construction, and the building of related equipment, so as to minimize the impact of excess manufacturing capacity on our results of operations. Continuing reductions in demand in 2000 caused us to suspend photoetching operations at our Eau Claire, Wisconsin plant in April 2000 and consolidate these operations into our Hutchinson, Minnesota plant.

WE MAY NOT BE ABLE TO MANUFACTURE OUR PRODUCTS EFFICIENTLY DUE TO CHANGES IN DEMAND OR TECHNOLOGY, OR OTHER UNFORESEEN EVENTS.

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

     Rapid technological change in the disk drive industry has led to numerous suspension assembly design changes and tighter performance specifications. The resulting suspension assemblies initially are more difficult to manufacture and typically require additional capital expenditures, and may require increased development and support expenses. Manufacturing yields and efficiencies also vary from product to product. Newer products typically have lower initial manufacturing yields and efficiencies as we commence volume manufacturing and thereafter ramp to full production. We cannot be sure that we will attain our output goals and be profitable with regard to any of our suspension products, including TSA suspensions with additional features currently in development.

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

     Our ability to conduct business would be impaired if our work force were to be unionized or if a significant number of our specialized employees were to leave and we could not replace them with comparable personnel. Our business may be adversely affected if we need to adjust the size of our work force due to fluctuating demand. The locations of our plants and the broad span and technological complexity of our products and processes limit the number of satisfactory engineering and other candidates for key positions.

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

OUR SALES ARE CONCENTRATED IN A SMALL CUSTOMER BASE.

     Although we supply nearly all domestic and many foreign-based manufacturers of hard disk drives, and manufacturers of recording heads used in hard disk drives, sales to our five largest customers constituted 91% of net sales for 2001, 87% of net sales for 2000 and 82% of net sales for 1999. Over the years, the disk drive industry has experienced numerous consolidations. These consolidations have resulted in fewer, but larger, customers for our products. The loss of one or more of our major customers for any reason, including the development by any one customer of the capability to produce suspension assemblies in high volume for their own products, or the failure of a customer to pay their account balance with us, could have a material adverse effect on our results of operations.

WE MAY NOT BE ABLE TO OBTAIN THE CAPITAL WE NEED TO MAINTAIN OR GROW OUR
BUSINESS.

     We believe that we may need significant funds over the next several years to achieve our long-term strategic objectives, and to maintain and enhance our competitive position. We would likely use these funds for capital expenditures, debt service, research and development and working capital. Our business is highly capital intensive. As we moved from conventional suspension assembly production to high-volume TSA suspension production, we required particularly high levels of capital expenditures, including substantial investments in sophisticated manufacturing technologies and automated production equipment for our suspension assemblies. Our total capital expenditures were approximately $32,000,000 in 2001, $65,000,000 in 2000 and $121,000,000 in 1999. We entered into capital leases for production equipment with an estimated fair value of approximately $12,400,000 in 2000. We also entered into operating leases for production and other equipment with costs of approximately $6,000,000 in 2001, $10,000,000 in 2000 and $10,000,000 in 1999.

     We currently anticipate spending approximately $30,000,000 during 2002 primarily for new program tooling, process capability improvements and new manufacturing technology. We anticipate that we will continue to make similar capital expenditures beyond 2002 to continue to invest in new technologies, production capacity and infrastructure to accommodate anticipated market growth. If we do not have sufficient funds, or are unable to obtain funds, in the future, we may have to delay or change our plans. These delays or changes in our plans could materially adversely affect our business, financial condition and results of operations.

     Our ability to execute our long-term strategy may depend to a significant degree on our ability to obtain additional long-term debt and equity capital. We have no commitments for additional borrowings or for sales of equity. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain future additional financing on terms acceptable to us or at all. If we fail to comply with certain covenants relating to our indebtedness, we may need to refinance our indebtedness to repay it. We also may need to refinance our indebtedness at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness.

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

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

     We believe that the patents we hold and may obtain are valuable, but that they will not independently determine our success. Moreover, we may not receive patents for our pending patent applications, and our issued patents may not be broad enough to protect our technology adequately. We compete in an industry with rapid development and technological innovation. We cannot be sure that our future technology will be protectable, or that any patent issued to us will not be challenged, invalidated, circumvented or infringed. In addition, we have only limited patent rights outside the United States, and the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

     We and certain users of our products have received, and may receive, communications from third parties asserting patents against us or our customers that may relate to our manufacturing equipment or to our products or to products that include our products as a component. We are currently a party to the litigation described below under the heading "Item 3. Legal Proceedings." In addition, certain of our customers have been sued on patents having claims closely related to products we sell. If any third party makes a valid infringement claim against us and we are unable to obtain a license on terms acceptable to us, our business, financial condition and results of operations could be adversely affected. We expect that, as the number of patents issued continues to increase, the volume of intellectual property claims made against us could increase. We may need to engage in litigation to:

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

WE MAY HAVE DIFFICULTY OBTAINING AN ADEQUATE SUPPLY OF RAW MATERIALS AT REASONABLE PRICES.

     We currently can obtain certain types of photoresist, a liquid compound used in the photoetching process, and the stainless steel and copper that meet our strict specifications, from only one supplier of each such material. The supplier of stainless steel periodically resets the price of the product we purchase based on fluctuations in the value of the Japanese yen. When it does so, our costs for raw materials may increase. If we could not obtain the materials referred to above in the necessary quantities, with the necessary quality and at reasonable prices, our business, financial condition and results of operations could be materially adversely affected.

COMPETING TECHNOLOGY MAY REDUCE DEMAND FOR OUR PRODUCTS.

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

     Future technological innovations may reduce demand for disk drives. Data storage alternatives that compete with disk drive-based data storage do exist. These storage alternatives include semiconductor (flash) memory, tape memory and laser (optical and CD) drives. The current core technology for hard disk drive data storage has been the dominant technology in the industry for many years. This technology could be replaced by an alternate technology in the future. Our business, financial condition and results of operations could be materially adversely affected if the computer industry adopts technology that replaces disk drives as a computer data storage medium.

THE MARKET PRICE FOR OUR SECURITIES MAY BE VOLATILE.

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

SERVICING OUR EXISTING DEBT MAY CONSTRAIN OUR FUTURE OPERATIONS.

     Our ratio of total debt and capital leases to total capitalization at September 30, 2001 was 38.0%. Our ability to satisfy our obligations to pay interest and to repay debt is dependent on our future performance. Our performance depends, in part, on prevailing economic conditions and financial, business and other factors, including factors beyond our control. To the extent that we use a substantial portion of our cash flow from operations to pay the principal of, and interest on, our indebtedness, that cash flow will not be available to fund future operations and capital expenditures. Our debt level also may limit our ability to obtain additional financing to fund future capital expenditures, debt service, research and development, working capital and other general corporate requirements. It also could make us more vulnerable to general economic downturns and competitive pressures. We cannot be sure that our operating cash flow will be sufficient to fund our future capital expenditure and debt service requirements or to fund future operations.

OUR FINANCING AGREEMENTS CONTAIN RESTRICTIVE COVENANTS WITH WHICH WE MAY NOT BE ABLE TO COMPLY.

     We have entered into a number of financing agreements that contain restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, cash availability, working capital, tangible net worth and financial ratios, and also impose limitations on additional indebtedness, leases, guarantees and the payment of dividends. Existing economic and industry conditions have resulted in a slower projected growth rate for suspension assembly demand for the foreseeable future. If these conditions continue in 2002, we are forecasting that we may be out of compliance with certain financial covenants included in our financing agreements at the end of our 2002 second quarter. We have initiated discussions with our lenders with respect to amending such financial covenants. While we currently believe that we will be successful in obtaining any necessary amendment, there can be no assurance that such an amendment can be obtained on terms acceptable to us. We were in compliance with all restrictive covenants as of September 30, 2001.

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

ITEM 2.  PROPERTIES

     We own four buildings on a site of approximately 163 acres in Hutchinson, Minnesota. This site includes executive offices and a manufacturing plant, development center and training center, with an aggregate of approximately 751,000 square feet of floor area among all four buildings, approximately 90% of which we currently utilize. We also lease a 20,000 square foot warehouse and a fabrication shop of approximately 12,000 square feet near the Hutchinson site.

     We own a manufacturing plant in Sioux Falls, South Dakota of approximately 300,000 square feet, approximately 70% of which we currently utilize. We recently leased approximately 10% of the square footage in this plant that we do not intend to utilize for the foreseeable future.

     We operate a manufacturing plant in Eau Claire, Wisconsin, in connection with which we lease a building of approximately 156,000 square feet, approximately 95% of which we currently utilize. We also own an additional manufacturing plant in Eau Claire of approximately 320,000 square feet, approximately 65% of which we currently utilize for our trace manufacturing operations. We suspended our photoetching operation in Eau Claire in April 2000 due to continuing reductions in demand, and we consolidated all of our photoetching operations into our Hutchinson, Minnesota plant. We began construction in 1999 of an additional manufacturing plant of approximately 232,000 square feet at the Eau Claire site, but we suspended construction in that year due to decreases in the disk drive industry's forecasts for components and, as a result, decreases in our forecast of suspension assembly demand for the foreseeable future.

     We lease a building of approximately 100,000 square feet located in Plymouth, Minnesota for stamping operations and office space, approximately 80% of which we currently utilize, and we have subleased approximately 45,000 square feet of space located in Eden Prairie, Minnesota, for which we still hold the prime lease. We lease a business office in the Netherlands, and, through our wholly-owned subsidiary, also lease sales offices in Singapore, Japan and the People's Republic of China.

     We believe that our existing facilities will be adequate to meet our currently anticipated requirements.

ITEM 3.  LEGAL PROCEEDINGS

     On September 18, 2000, we commenced a lawsuit in the United States District Court for the District of Minnesota against the Magnecomp Group, an unincorporated association of companies, and seven members of the Magnecomp Group. The lawsuit alleged that the Magnecomp Group sold infringing products without a license, and alleged infringement of nine of our patents related to the design and manufacture of suspension assemblies. The lawsuit requested damages, including treble damages, attorneys' fees, costs and an injunction against the Magnecomp Group.

     On October 12, 2000, Magnecomp Corporation commenced a lawsuit against us in the United States District Court for the Central District of California. The lawsuit alleged that we sold products infringing four patents, engaged in anti-competitive conduct in violation of federal and state antitrust laws, and violated

California state law regarding contractual interference and unfair competition. The lawsuit requested damages, including treble damages, attorneys' fees, costs, punitive damages and an injunction against us. On August 7, 2001, Magnecomp Corporation dismissed its action against us without prejudice.

     On August 10, 2001, Magnecomp Corporation filed a counterclaim in our action against the Magnecomp Group in the United States District Court for the District of Minnesota, alleging the same patent infringement as had been alleged in its dismissed California action, seeking declaratory relief of noninfringement and invalidity with respect to our allegations.

     On December 3, 2001, we announced our agreement with Magnecomp Group to dismiss all litigation pending between the parties in the United States District Court for the District of Minnesota. All claims asserted by the parties against each other are now dismissed with prejudice.

     On October 10, 2001, Ronald A. Smith & Associates commenced a lawsuit against us in the United States District Court for the Northern District of California. The lawsuit alleges that certain manufacturing systems we use infringe one patent. The lawsuit requests damages, including treble damages, attorneys' fees and an injunction against us.

     We are a party to certain claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect our current or future financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:

         NAME             AGE                  POSITION
-----------------------   ---   --------------------------------------
Jeffrey W. Green          61    Chairman of the Board and Director
Wayne M. Fortun           52    President, Chief Executive Officer and
                                Director
John A. Ingleman          55    Vice President, Chief Financial
                                Officer and Secretary
Rebecca A. Albrecht       48    Vice President of Human Resources
Beatrice A. Graczyk       53    Vice President and Chief Operating
                                Officer
Richard C. Myers          61    Vice President of Business Development
Richard J. Penn           45    Vice President of Sales and Marketing
R. Scott Schaefer         48    Vice President and Chief Technical
                                Officer
Christina M. Temperante   50    Vice President and President of
                                BioMeasurement Division

     Mr. Green is one of our co-founders and has served as a director since our formation in 1965. Mr. Green has been Chairman of the Board since January 1983, and served as our Chief Executive Officer from January 1983 to May 1996.

     Mr. Fortun was elected President and Chief Operating Officer in 1983, Chief Executive Officer in May 1996, and is now President and Chief Executive Officer. He has served as a director since 1983. He is also a director of G&K Services, Inc. and C.H. Robinson Worldwide, Inc. Mr. Fortun has been with HTI since 1975.

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

     Mr. Myers was elected Vice President in January 1988, was Vice President of Administration from January 1995 until November 2001, and is now Vice President of Business Development. Mr. Myers has been with HTI since 1977.

     Mr. Penn was elected Vice President in January 1996 and is now Vice President of Sales and Marketing. Mr. Penn has been with HTI since 1981.

     Mr. Schaefer was elected Vice President in May 1990 and is now Vice President and Chief Technical Officer. Mr. Schaefer has been with HTI since 1979.

     Ms. Temperante joined HTI in July 2001 as President of our BioMeasurement Division, and was elected Vice President in November 2001. Prior to joining HTI, Ms. Temperante was vice president and general manager of the Fiber Optic Division at Medamicus, Inc., a medical device company, from March 1998 through June 2001. She served as vice president of sales, marketing and professional services with Graseby Medical, Incorporated, also a medical device company, from August 1996 through January 1998.

     Executive officers are elected annually by the Board of Directors and serve a one-year period or until their successors are elected.

     None of the above executive officers is related to each other or to any of our directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock, $.01 par value, trades on The Nasdaq National Market under the symbol HTCH. For price information regarding our common stock, see
Note 12 to the consolidated financial statements contained in Item 14. As of December 5, 2001, our common stock was held by 888 shareholders of record.

DIVIDENDS

     We have never paid any cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by the Board of Directors.

     Our loan agreements contain covenants limiting, among other things, our ability to pay cash dividends or make other distributions. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," and Note 3 to the consolidated financial statements contained in Item 14.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data required pursuant to this Item appears on page 47 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

GENERAL

     Since the late 1980's, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently sell a variety of suspension assemblies based on several standard designs. Suspension assemblies are a critical component of hard disk drives ("disk drives") and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive and volatile and our results of operations have been adversely affected from time to time due to disk drive industry slowdowns, technological changes that impact industry component demand, production yields and our own product transitions.

     Improvements in data density of disk drives, which have outpaced disk drive storage capacity requirements, have enabled disk drive manufacturers to reduce their costs by using fewer components, including suspensions, in each drive. Improved head-gimbal assembly yields at our customers and shifts in our position in the marketplace have also, to a lesser extent, decreased demand for our products since the third quarter of 1999. Slower growth of disk drive storage demand and a weaker global economy also decreased demand for our products in 2001. Results for 1999, 2000 and 2001, therefore, did not show the results we expected, as unit shipments declined from 583 million in 1999 to 420 million in 2001. We continue to have limited visibility for future demand.

     In our second quarter of 2001, lingering effects of slower holiday season sales of personal computers, concerns about a weak economy, and previous overbuying by businesses, resulted in lower drive demand. This led to our unit shipments for the second quarter of 2001 declining significantly from first quarter levels. In an effort to reduce costs, we eliminated approximately 350 positions in manufacturing, development and manufacturing support at all plant sites, resulting in a $2,364,000 charge for severance costs.

     In our fourth quarter of 2001, our long-term forecast for suspension assembly demand decreased significantly due to long-term industry forecasts reflecting slower growth projections for disk drive storage demand. We believe this is due to a weaker global economy, consumer uncertainty, and a potential trend towards higher utilization of current storage capacity. Consequently, we conducted an impairment review to determine if there was impairment of certain long-lived assets. The results of the fourth quarter of 2001 included a $20,830,000 write-down of impaired manufacturing equipment and an unfinished building in Eau Claire, Wisconsin. We also eliminated approximately 500 positions in manufacturing and manufacturing support at all plant sites, resulting in a $4,681,000 charge for severance costs, of which $4,062,000 had been paid as of September 30, 2001.

     Our selling prices are subject to pricing pressure from our customers and market pressure from our competitors. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product's life cycle. A typical life cycle for our products begins with higher pricing when a product is introduced, decreasing prices when it is mature, and slightly increasing pricing as it is phased out. To offset price decreases during a product's life, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce its cost. If we cannot reduce our manufacturing costs as prices decline during our products' life cycles, or at all, our business, financial condition and results of operations could be materially adversely affected.

     Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as

     - changes in demand
     - product mix
     - selling prices
     - the level of utilization of our production capacity
     - increases in production and engineering costs associated with new products

     - manufacturing yields
     - changes in the cost of materials

     Gross margins have been negatively impacted in each quarter since the third quarter of 1999 by lower than expected suspension demand resulting in excess capacity.

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

     We typically allow customers to change or cancel orders on short notice without penalty. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our "just-in-time" inventory hubs, rather than on order backlog. Customers typically prefer a dual source supply, and therefore, they allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.

     In addition to increases in suspension assembly demand, improvements to our operating margins depend, in part, on the successful management of our corporate infrastructure, our suspension assembly production capacity and our workforce. During the past three years, we consolidated some of our manufacturing operations to make better use of existing equipment and support staff across all of our plants and to reduce costs. As part of our efforts to improve our operating margins through reduced costs and improved efficiency, we reduced our overall employment level from 7,701 at the end of 1999 to 3,454 at the end of 2001, through workforce reductions and managed attrition.

MARKET TRENDS

     We expect the expanding use of enterprise computing and storage, personal computers, increasingly complex software and the emergence of new applications for disk storage, such as digital video recording, digital cameras, gaming consoles and other consumer applications, will increase disk drive demand and therefore, suspension demand, in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Improvements in data density of disk drives, extending from the desktop market to server drives, have reduced unit shipments of suspension assemblies since the third quarter of 1999. We expect that our suspension assembly shipments will remain relatively flat for the foreseeable future until some combination of the following events occurs: average component counts within disk drives stabilize or increase, or overall disk drive demand growth increases or our share of certain drive programs increases.

     As in past years, disk drives continue to be the storage device of choice for applications requiring low access times and higher capacities because of their speed and low cost per megabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, the amount of data which can be stored on magnetic disks, thereby increasing storage capacity in disk drives or reducing the number of components, including suspensions, required in a disk drive.

     The continual pursuit of increasing data density and lower storage costs are leading to further value-added features for TSA suspensions, such as extended electrical leads (tails) and switch shunts. A switch shunt helps our customers prevent damage to sensitive recording heads by reducing the risk of electrostatic discharge. TSA suspensions also can be configured to allow for attachment of preamplifiers near the head to improve data transfer signals. Additionally, TSA suspensions allow for dual stage actuation, which incorporates a second stage actuator on a suspension to improve head positioning over increasingly tighter data tracks.

     The introduction of new types or sizes of read/write heads and new disk drive designs tends to initially decrease customers' yields with the result that we may experience temporary elevations of demand for some types of suspension assemblies. Likewise, as programs mature, higher customer yields decrease the demand for suspension assemblies. The advent of new heads and new drive designs may require rapid development and implementation of new suspension types which temporarily may reduce our manufacturing yields and efficiencies. We cannot be sure that we will not continue to be affected by such changes.

2001 OPERATIONS

     The following table sets forth our consolidated statements of operations as a percentage of net sales from period to period.

                                                              PERCENTAGE OF NET SALES
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Net sales...................................................   100%     100%     100%
Cost of sales...............................................    91       92       84
                                                               ---      ---      ---
  Gross profit..............................................     9        8       16
Research and development expenses...........................     6        4        4
Selling, general and administrative expenses................    12       11        8
Asset impairment and other..................................     7       14        0
                                                               ---      ---      ---
  Income (loss) from operations.............................   (16)     (21)       4
Other income................................................     4        3        2
Interest expense............................................    (4)      (3)      (2)
                                                               ---      ---      ---
Income (loss) before income taxes...........................   (16)     (21)       4
Provision (benefit) for income taxes........................    (2)      (5)       1
                                                               ---      ---      ---
  Net income (loss).........................................   (14)     (16)       3
                                                               ===      ===      ===

     Net sales for 2001 were $401,236,000, a decrease of $58,336,000 or 13%
compared to 2000. This decrease was primarily due to a decrease in suspension assembly sales volume of 68 million, partially offset by higher average selling prices of $0.02 per part.

     Gross profit for 2001 was $36,724,000, compared to $36,149,000 for 2000, and gross profit as a percent of net sales increased from 8% to 9%. This increase was primarily due to lower manufacturing labor and benefits expenses as a result of the workforce reductions that occurred during 2000 and 2001 and lower depreciation expense, offset primarily by the lower suspension assembly sales volume noted above.

     Research and development expenses for 2001 were $23,241,000, compared to $21,433,000 for 2000. Suspension assembly product and process development accounted for $19,796,000 of such expenses, and the remaining $3,445,000 was used for the development of our biomeasurement device.

     During fiscal 2001, we recorded charges of $27,875,000 to write down certain assets and record severance costs for approximately 850 terminated employees. Components of the charges included $20,830,000 of asset write-downs of impaired manufacturing equipment and an unfinished facility in Eau Claire, Wisconsin, and $7,045,000 of severance costs. See Note 2, "Asset Impairment and Other," in the notes to the consolidated financial statements.

     Our financial results for subsequent years will be impacted favorably by lower depreciation, lease and labor expenses as a consequence of these charges. The charges taken in 2001 (and in 2000, described below) are expected to produce an estimated annual labor savings of approximately $125,000,000. The charges taken in 2001 (and in 2000, described below) also are expected to produce savings of depreciation and lease costs of approximately $15,000,000, $12,000,000, $9,000,000 and $5,000,000 for the fiscal years 2002 through 2005, respectively, and thereafter an aggregate of $8,000,000 in additional savings. We will continue to have excess capacity until some combination of the following events occurs: average component counts within disk drives stabilize or increase, or overall disk drive demand growth increases or our share of certain drive programs increases.

     Selling, general and administrative expenses for 2001 were $50,239,000, an increase of $375,000 or 1% compared to 2000. The increased expenses were due primarily to increased legal and professional fees of $4,145,000. This increase was offset partially by the absence of $1,900,000 of charges, recorded in the comparable period in 2000, as a result of the difference between payments made to purchase certain leased equipment over the fair market value of such equipment, together with decreased bad debt expenses of $1,127,000 and decreased health and dental expenses of $850,000. As a percent of net sales, selling, general and administrative expenses increased from 11% to 12%.

     Other income, net, for 2001 was $14,513,000, an increase of $941,000 compared to 2000. The increase was primarily due to a $463,000 decrease in losses on disposals of assets and a $419,000 development subsidy.

     Interest expense for 2001 was $16,090,000, an increase of $2,785,000 compared to 2000, primarily due to an increase of approximately $2,516,000 of interest expense on capitalized leases.

     The income tax benefit for 2001 was based on an estimated effective tax rate for the fiscal year of 15%, which is below the statutory federal rate primarily due to the uncertainty related to our ability to offset future income with net operating losses.

     The net loss for 2001 was $56,277,000, compared to a net loss of $73,612,000 for 2000. The 2001 and 2000 net losses included the above-mentioned asset write-down and severance costs. Excluding these costs, the net loss as a percent of net sales increased from (6)% for 2000 to (8)% for 2001.

2000 OPERATIONS

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

     Research and development expenses for 2000 were $21,433,000 compared to $23,106,000 for 1999. Suspension assembly product and process development accounted for $18,331,000 of such expenses, and the remaining $3,102,000 was used for the development of a monitor that measures tissue oxygen saturation.

     During 2000, we recorded charges of $63,268,000 to write down certain assets and record severance costs for approximately 1,200 terminated employees. Components of the charges included $56,523,000 of asset write-downs for impaired manufacturing equipment and tooling, primarily for our TSA suspensions, and $6,745,000 of severance costs. See Note 2, "Asset Impairment and Other," in the notes to the consolidated financial statements.

     Our financial results for the last quarter of 2000 were, and subsequent years will be, impacted favorably by lower depreciation, lease and labor expenses as a consequence of these charges. These charges are expected to produce an estimated annual labor savings of approximately $100,000,000. These charges also are expected to produce savings of depreciation and lease costs of approximately $13,000,000, $10,000,000, $8,000,000 and $6,000,000 for the fiscal years 2001 through 2004, respectively, and thereafter an aggregate of $6,000,000 in additional savings. We will continue to have excess capacity until some combination of the following events occurs: average component counts within disk drives stabilize or increase, or overall disk drive demand growth increases, or our share of certain drive programs increases.

     Selling, general and administrative expenses for 2000 were $49,864,000, an increase of $2,637,000 or 6% compared to 1999. The increased expenses were due primarily to charges of $1,900,000 as a result of the difference between payments made to purchase certain leased equipment over the fair market value of such equipment, together with certain fees related to amending financing agreements, increased occupancy, depreciation and lease expenses of $1,543,000, increased health and dental benefit expenses of $1,514,000 and increased professional services expenses of $1,209,000, offset partially by decreased profit sharing costs of $3,556,000. As a percent of net sales, selling, general and administrative expenses increased from 8% to 11%.

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

     The net loss for 2000 was $73,612,000, compared to net income of $17,638,000 for 1999. The 2000 net loss included the above-mentioned asset write-down and severance costs. Excluding these costs in 2000, the net income
(loss) as a percent of net sales decreased from 3% for 1999 to (6)% for 2000, primarily due to the lower suspension assembly sales volume, discussed above.

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

     Research and development expenses for 1999 were $23,106,000 compared to $20,360,000 for 1998. A majority of the research and development expenses were used for further TSA product development and for the development of our medical product.

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

     Net income for 1999 was $17,638,000, compared to a net loss of $48,411,000 for 1998. As a percent of net sales, net income (loss) increased from (12)% to 3% primarily due to a higher average sell price and higher sales volume, noted above.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents decreased from

$129,314,000 at September 24, 2000 to $113,313,000 at September 30, 2001. Our
securities available for sale increased from $110,955,000 to $131,454,000 during the same period. Overall, this reflects a $4,498,000 increase in our cash and cash equivalents and securities available for sale. We generated cash from operating activities of $61,463,000 in 2001, $69,679,000 in 2000 and $81,176,000
in 1999.

     As of September 30, 2001, our $50,000,000 credit facility had a borrowing base of $39,980,000, secured by our accounts receivable and inventory. Letters of credit outstanding under this facility totaled $11,844,000 as of such date, including $10,609,000 issued in connection with obligations under equipment leases. The amount we can borrow under this credit facility is limited by the levels of our accounts receivable and inventory balances. As of September 30, 2001, approximately $28,112,000 of borrowing capacity remained available to us.

     Cash used for capital expenditures totaled $32,047,000 in 2001 compared to $64,657,000 in 2000 and $120,596,000 in 1999. The expenditures in 2001 were primarily for program tooling, automated inspection equipment, process capability improvements and new manufacturing and process technology. We currently anticipate spending approximately $30,000,000 during 2002 primarily for new program tooling, process capability improvements and new manufacturing technology. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents and securities available for sale.

     Certain of our existing financing agreements contain financial covenants and covenants which may restrict our ability to enter into certain types of financing. As of September 30, 2001, we were in compliance with all such covenants. Existing economic and industry conditions have resulted in a slower projected growth rate for suspension assembly demand for the foreseeable future. If these conditions continue in 2002, we are forecasting that we may be out of compliance with certain financial covenants included in our financing agreements at the end of our 2002 second quarter. We have initiated discussions with our lenders with respect to amending such financial covenants. While we currently believe that we will be successful in obtaining any necessary amendment, there can be no assurance that such an amendment can be obtained on terms acceptable to us. If we are not in compliance with financial covenants in our financing agreements at the end of any quarter, our future financial results and liquidity could be materially adversely affected.

     We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations and credit facility will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through fiscal 2002. We will pursue additional debt or equity financing to supplement our current capital resources if needed beyond 2002. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all.

OTHER MATTERS

     We are involved in certain legal matters which may result in additional future cash requirements. See the discussion of these matters in Note 7, "Commitments and Contingencies," in the notes to the consolidated financial statements.

     We are subject to certain recent accounting pronouncements. See the discussion of these matters in Note 1, "Summary of Significant Accounting Policies," in the notes to the consolidated financial statements.

INFLATION

     Management believes inflation has not had a material effect on our operations or on our financial condition. We cannot be sure that our business will not be affected by inflation in the future.

FORWARD-LOOKING STATEMENTS

     The statements on pages 1 through 4 of the 2001 Annual Report about our anticipated operating results, TSA suspension platform adoption and biomeasurement device introduction, the statements under the headings "Business -- Overview," "-- Industry Background," "-- Products,"
"-- Competition" and "-- Risk

Factors" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, TSA suspension development and production and biomeasurement device introduction and revenue, the statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and "-- Market Trends" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, manufacturing capacity and yields and selling prices, and the statements under the headings "Business -- Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" about covenant compliance and amendments and capital expenditures and capital resources, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including slower or faster customer acceptance and adoption of new product features, fluctuating order rates, faster or slower improvements in disk drive data densities which affect suspension assembly demand, changes in market consumption of disk drives or suspension assemblies, difficulties in producing our TSA suspensions, difficulties in managing capacity, changes in manufacturing efficiencies, difficulties in achieving cost reduction goals, difficulties in obtaining covenant amendments in our existing financing agreements and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our credit facility with The CIT Group/Business Credit, Inc. carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At September 30, 2001, there were $24,000 in outstanding borrowings under the working capital line provided by the credit facility. Our variable rate demand note ("Note") also carries interest rate risk that is generally related to the 91-day United States treasury bill interest rate. At September 30, 2001, the outstanding principal amount of the Note was $600,000 which was subject to an interest rate of 2.30%.

     We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At September 30, 2001, we had fixed rate debt of $192,884,000.

     We do not enter into derivative or other financial instruments or hedging transactions for trading or speculative purposes. All of our sales transactions are denominated in United States dollars and thus are not subject to risk due to currency exchange fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and notes thereto required pursuant to this Item begin on page 29 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated into this item by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," pages 5-7 and 16, in our Proxy Statement dated December 20, 2001. See also Part I of this Annual Report on Form 10-K under the heading "Item X. Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated into this item by reference is the information appearing under the headings "Summary Compensation Table" and "Option Tables," pages 12-14, and the information regarding compensation of non-employee directors on pages 6-7, in our Proxy Statement dated December 20, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated into this item by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management," pages 2-4, and the information appearing in the tables and notes on pages 13-14, in our Proxy Statement dated December 20, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of this Annual Report on Form 10-K:

        1.   Consolidated Financial Statements:

           Consolidated Statements of Operations for the fiscal years ended September 30, 2001, September 24, 2000 and September 26, 1999

           Consolidated Balance Sheets as of September 30, 2001 and September 24, 2000

           Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2001, September 24, 2000 and September 26, 1999

           Consolidated Statements of Shareholders' Investment for the fiscal years ended September 30, 2001, September 24, 2000 and September 26, 1999

           Notes to Consolidated Financial Statements

           Report of Independent Public Accountants

        2.   Financial Statement Schedules:

           Schedule II -- Valuation and Qualifying Accounts

           All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (b) Exhibits:

     Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, are located under SEC file number 0-14709.

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

   4.2 Indenture dated as of 3/18/98 between HTI and U.S. Bank
       National Association, as Trustee (incorporated by reference to Exhibit 4.6 to HTI's Registration Statement on Form S-3,
       Registration No. 333-50143).
   4.3 Purchase Agreement dated 3/12/98 by and among HTI,
       NationsBanc Montgomery Securities LLC and First Chicago
       Capital Markets, Inc. (incorporated by reference to Exhibit
       4.7 to HTI's Registration Statement on Form S-3,
       Registration No. 333-50143).
   4.4 Shelf Registration Agreement dated as of 3/18/98 by and among HTI, NationsBanc Montgomery Securities LLC and First
       Chicago Capital Markets, Inc. (incorporated by reference to
       Exhibit 4.8 to HTI's Registration Statement on Form S-3,
       Registration No. 333-50143).
  10.1 Office/Warehouse Lease between OPUS Corporation, Lessor, and
       HTI, Lessee, dated 12/29/95 (incorporated by reference to Exhibit 10.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/24/96), and First Amendment to Office/Warehouse Lease dated 4/30/96 (incorporated by reference to Exhibit 10.2 to HTI's Quarterly Report on Form
       10-Q for the quarter ended 6/23/96).
 #10.2 Directors' Retirement Plan effective as of 1/1/92
       (incorporated by reference to Exhibit 10.12 to HTI's Annual
       Report on Form 10-K for the fiscal year ended 9/27/92) and Amendment effective as of 11/19/97 (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on Form
       10-Q for the quarter ended 12/28/97).
 #10.3 1988 Stock Option Plan (incorporated by reference to Exhibit
       10.8 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/25/88), Amendment to the 1988 Stock Option Plan
       (incorporated by reference to Exhibit 10.5 to HTI's Annual
       Report on Form 10-K for the fiscal year ended 9/26/93), and Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on Form
       10-Q for the quarter ended 3/26/95).
  10.4 Patent License Agreement, effective as of 9/1/94, between
       Hutchinson Technology Incorporated and International
       Business Machines Corporation (incorporated by reference to
       Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95).
  10.5 Lease Agreement between Meridian Eau Claire LLC and
       Hutchinson Technology Incorporated, dated 5/1/96
       (incorporated by reference to Exhibit 10.10 to HTI's
       Quarterly Report on Form 10-Q for the quarter ended 6/23/96) and First Amendment to Lease (incorporated by reference to Exhibit 10.6 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/24/00).
  10.6 Master Lease Agreement dated as of 12/19/96 between General
       Electric Capital Corporation, as Lessor ("GE"), and
       Hutchinson Technology Incorporated, as Lessee (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96), Amendment dated
       6/30/97 to the Master Lease Agreement between GE and
       Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form
       10-Q for the quarter ended 12/28/97), letter amendment dated
       3/5/98 to the Master Lease Agreement between GE and
       Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form
       10-Q for the quarter ended 3/29/98), letter amendment dated
       9/25/98 to the Master Lease Agreement between GE and
       Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.11 to HTI's Annual Report on Form
       10-K for the fiscal year ended 9/27/98), letter amendment dated 1/11/00, effective as of 12/22/99, to the Master Lease
       Agreement between GE and Hutchinson Technology Incorporated
       (incorporated by reference to Exhibit 10.1 to HTI's
       Quarterly Report on Form 10-Q for the quarter ended
       12/26/99), and letter amendment dated 8/31/00 to the Master
       Lease Agreement between GE and Hutchinson Technology
       Incorporated (incorporated by reference to Exhibit 10.7 to HTI's Annual Report on Form 10-K for the fiscal year ended
       9/24/00).
 #10.7 Hutchinson Technology Incorporated 1996 Incentive Plan
       (incorporated by reference to Exhibit 10.12 to HTI's
       Quarterly Report on Form 10-Q for the quarter ended
       12/29/96).
 #10.8 Hutchinson Technology Incorporated Incentive Bonus Plan
       (incorporated by reference to Exhibit 10.13 to HTI's
       Quarterly Report on Form 10-Q for the quarter ended
       12/28/97).

 #10.9 Description of Hutchinson Technology Incorporated Fiscal
       Year 2001 Management Bonus Plan (incorporated by reference to Exhibit 10.10 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/24/00).
  21.1 List of Subsidiaries.
  23.1 Consent of Independent Public Accountants.

---------------

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

     (c) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 19, 2001.

                                          HUTCHINSON TECHNOLOGY INCORPORATED
                                          BY /s/ WAYNE M. FORTUN
                                            ------------------------------------
                                            Wayne M. Fortun,
                                            President and Chief Executive
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 19, 2001.

                                          /s/ WAYNE M. FORTUN
                                          --------------------------------------
                                          Wayne M. Fortun,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer) and
                                          Director

                                          /s/ JOHN A. INGLEMAN
                                          --------------------------------------
                                          John A. Ingleman,
                                          Vice President, Chief Financial
                                          Officer
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)

                                          /s/ W. THOMAS BRUNBERG
                                          --------------------------------------
                                          W. Thomas Brunberg, Director

                                          /s/ ARCHIBALD COX, JR.
                                          --------------------------------------
                                          Archibald Cox, Jr., Director

                                          /s/ JEFFREY W. GREEN
                                          --------------------------------------
                                          Jeffrey W. Green, Director

                                          /s/ RUSSELL HUFFER
                                          --------------------------------------
                                          Russell Huffer, Director

                                          /s/ STEVEN E. LANDSBURG
                                          --------------------------------------
                                          Steven E. Landsburg, Director

                                          /s/ WILLIAM T. MONAHAN
                                          --------------------------------------
                                          William T. Monahan, Director

                                          /s/ RICHARD B. SOLUM
                                          --------------------------------------
                                          Richard B. Solum, Director

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              Hutchinson Technology Incorporated and Subsidiaries

                                                                  FISCAL YEARS ENDED
                                             ------------------------------------------------------------
                                             SEPTEMBER 30, 2001   SEPTEMBER 24, 2000   SEPTEMBER 26, 1999
                                             ------------------   ------------------   ------------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..................................       $401,236             $459,572             $580,270
Cost of sales..............................        364,512              423,423              486,604
                                                  --------             --------             --------
     Gross profit..........................         36,724               36,149               93,666
Research and development expenses..........         23,241               21,433               23,106
Selling, general and administrative
  expenses.................................         50,239               49,864               47,227
Asset impairment and other (Note 2)........         27,875               63,268                   --
                                                  --------             --------             --------
     Income (loss) from operations.........        (64,631)             (98,416)              23,333
Other income, net..........................         14,513               13,572               10,052
Interest expense...........................        (16,090)             (13,305)             (11,067)
                                                  --------             --------             --------
     Income (loss) before income taxes.....        (66,208)             (98,149)              22,318
Provision (benefit) for income taxes.......         (9,931)             (24,537)               4,680
                                                  --------             --------             --------
     Net income (loss).....................       $(56,277)            $(73,612)            $ 17,638
                                                  ========             ========             ========
Basic earnings (loss) per share............       $  (2.25)            $  (2.97)            $   0.77
                                                  ========             ========             ========
Diluted earnings (loss) per share..........       $  (2.25)            $  (2.97)            $   0.75
                                                  ========             ========             ========
Weighted average common shares
  outstanding..............................         24,959               24,779               22,958
                                                  ========             ========             ========
Weighted average common and diluted shares
  outstanding..............................         24,959               24,779               23,575
                                                  ========             ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
              Hutchinson Technology Incorporated and Subsidiaries

                                                              SEPTEMBER 30, 2001   SEPTEMBER 24, 2000
                                                              ------------------   ------------------
                                                                          (IN THOUSANDS)
                                               ASSETS
Current assets:
  Cash and cash equivalents.................................       $113,313             $129,314
  Securities available for sale.............................        131,454              110,955
  Trade receivables, net....................................         43,747               60,637
  Other receivables.........................................          2,878                4,071
  Inventories...............................................         21,193               32,516
  Prepaid taxes and other...................................          9,615               16,967
                                                                   --------             --------
       Total current assets.................................        322,200              354,460
Property, plant and equipment, at cost:
  Land, buildings and improvements..........................        138,978              137,836
  Equipment.................................................        476,717              466,934
  Equipment under capital leases............................         12,168               12,400
  Construction in progress..................................         16,765               17,441
  Less: Accumulated depreciation............................       (433,366)            (350,952)
                                                                   --------             --------
       Net property, plant and equipment....................        211,262              283,659
Deferred tax assets.........................................         51,410               33,475
Other assets................................................         10,068               12,339
                                                                   --------             --------
                                                                   $594,940             $683,933
                                                                   ========             ========

                              LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Current portion of capital lease obligation...............       $ 10,808             $  8,538
  Current maturities of long-term debt......................         17,791               20,910
  Accounts payable and accrued expenses.....................         30,168               36,705
  Accrued compensation......................................         16,359               15,729
  GE lease accrual..........................................             --                1,969
                                                                   --------             --------
       Total current liabilities............................         75,126               83,851
Capital lease obligation....................................          2,608                9,718
Long-term debt, less current maturities.....................         25,693               44,706
Convertible subordinated notes..............................        150,000              150,000
Other long-term liabilities.................................          3,247                3,169
Commitments and contingencies (Notes 3, 6 and 7)
Shareholders' investment:
  Common Stock, $.01 par value, 45,000,000 shares
     authorized, 25,171,000 and 24,830,000 issued and
     outstanding............................................            252                  248
  Additional paid-in capital................................        366,590              364,540
  Accumulated earnings (deficit)............................        (28,576)              27,701
                                                                   --------             --------
       Total shareholders' investment.......................        338,266              392,489
                                                                   --------             --------
                                                                   $594,940             $683,933
                                                                   ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              Hutchinson Technology Incorporated and Subsidiaries

                                                                  FISCAL YEARS ENDED
                                             ------------------------------------------------------------
                                             SEPTEMBER 30, 2001   SEPTEMBER 24, 2000   SEPTEMBER 26, 1999
                                             ------------------   ------------------   ------------------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss)........................      $ (56,277)            $(73,612)           $  17,638
  Adjustments to reconcile net income
     (loss) to cash provided by operating
     activities:
     Depreciation and amortization.........         86,480               92,095               93,797
     Asset impairment......................         20,830               56,523                   --
     Deferred taxes........................         (9,931)             (26,748)               3,257
     Changes in operating assets and
       liabilities (Note 8)................         20,361               21,421              (33,516)
                                                 ---------             --------            ---------
  Cash provided by operating activities....         61,463               69,679               81,176
                                                 ---------             --------            ---------
INVESTING ACTIVITIES:
  Capital expenditures.....................        (32,047)             (64,657)            (120,596)
  Purchases of marketable securities.......       (213,481)             (81,875)            (193,352)
  Sales of marketable securities...........        192,982              110,322               65,871
                                                 ---------             --------            ---------
  Cash used for investing activities.......        (52,546)             (36,210)            (248,077)
                                                 ---------             --------            ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
     debt..................................             --                   --                1,500
  Repayments of long-term debt.............        (22,132)              (4,117)              (4,627)
  Repayments of capital lease..............         (4,840)                  --                   --
  Net proceeds from issuance of common
     stock.................................          2,054                1,142              209,906
                                                 ---------             --------            ---------
  Cash provided by (used for) financing
     activities............................        (24,918)              (2,975)             206,779
                                                 ---------             --------            ---------
Net increase (decrease) in cash and cash
  equivalents..............................        (16,001)              30,494               39,878
Cash and cash equivalents at beginning of
  year.....................................        129,314               98,820               58,942
                                                 ---------             --------            ---------
Cash and cash equivalents at end of year...      $ 113,313             $129,314            $  98,820
                                                 =========             ========            =========

The accompanying notes are an integral part of these consolidated financial statements.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

              Hutchinson Technology Incorporated and Subsidiaries

                                                 COMMON STOCK
                                               ----------------     ADDITIONAL         ACCUMULATED
                                               SHARES    AMOUNT   PAID-IN CAPITAL   EARNINGS (DEFICIT)
                                               -------   ------   ---------------   ------------------
                                                                   (IN THOUSANDS)
Balance, September 27, 1998..................   19,780    $198       $152,957            $ 83,675
  Exercise of stock options..................      167       1          1,954                  --
  Issuance of common stock...................    4,801      48        208,608                  --
  Retirements of common stock................       (4)     --           (120)                 --
  Net income.................................       --      --             --              17,638
                                               -------    ----       --------            --------
Balance, September 26, 1999..................   24,744     247        363,399             101,313
  Exercise of stock options..................       40      --            451                  --
  Issuance of common stock...................       46       1            690                  --
  Net loss...................................       --      --             --             (73,612)
                                               -------    ----       --------            --------
Balance, September 24, 2000..................   24,830     248        364,540              27,701
  Exercise of stock options..................      255       3          1,021                  --
  Issuance of common stock...................       86       1          1,029                  --
  Net loss...................................       --      --             --             (56,277)
                                               -------    ----       --------            --------
Balance, September 30, 2001..................   25,171    $252       $366,590            $(28,576)
                                               =======    ====       ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Hutchinson Technology Incorporated and Subsidiaries
   (Columnar dollar amounts in thousands except share and per share amounts)

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

RECLASSIFICATION
     Certain amounts included in the consolidated financial statements have been reclassified in prior years to conform with the 2001 financial statement presentation. These amounts had no effect on previously reported shareholders' investment or net income.

ACCOUNTING PRONOUNCEMENTS
     The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133", effective September 25, 2000. SFAS 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The effect of adopting SFAS 133 was not material to the earnings and the financial position of the Company.

FISCAL YEAR
     The Company's fiscal year is the fifty-two/fifty-three week period ending on the last Sunday in September. The fiscal year ended September 30, 2001 is a fifty-three week period and the fiscal years ended September 24, 2000 and September 26, 1999 are fifty-two week periods.

REVENUE RECOGNITION
     The Company recognizes revenue upon the shipment of completed products.

CASH AND CASH EQUIVALENTS
     Cash equivalents consist of all highly liquid investments with original maturities of ninety days or less.

SECURITIES AVAILABLE FOR SALE
     Securities available for sale consist of investments with original maturities greater than ninety days which are intended to be held less than one year. Securities available for sale consisted of U.S. government securities and corporate debt securities with a market value and cost of approximately $131,454,000 at September 30, 2001 and $110,955,000 at September 24, 2000.

TRADE RECEIVABLES
     The Company grants credit to customers, but generally does not require collateral or any other security to support amounts due. Trade receivables of $43,747,000 at September 30, 2001 and $60,637,000 as of September 24, 2000 are
net of allowances of $3,679,000 and $6,157,000, respectively.

INVENTORIES
     Effective September 27, 1999, the Company changed its method of inventory accounting from the last-in, first-out ("LIFO") to the first-in, first-out ("FIFO") method for determining the cost of inventories. This change was made due to significant permanent declines in inventory conversion costs over the life cycle of substantially all of the Company's products. The permanent declines arise primarily due to technological advances that affect the Company's conversion costs due to productivity gains. In addition, substantially all of the Company's peer group utilizes the FIFO method of accounting for their inventories. The pretax cumulative effect of the accounting change was $165,000 and was included in cost of sales on the accompanying consolidated statement of operations for 2000. The effect of this accounting change was not material to the Company's results of operations; therefore, pro forma earnings per share information has not been presented. All inventories are stated at the lower of cost or market. Inventories consisted of the following at September 30, 2001 and September 24, 2000:

                                                     2001      2000
                                                    -------   -------
Raw materials.....................................  $ 5,965   $ 9,129
Work in process...................................    5,836     9,680
Finished goods....................................    9,392    13,707
                                                    -------   -------
                                                    $21,193   $32,516
                                                    =======   =======

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

Buildings.............................................  25 to 35 years
Leasehold Improvements................................   5 to 10 years
Equipment.............................................    2 to 8 years

Property, plant and equipment of $211,262,000 at September 30, 2001 and $283,659,000 at September 24, 2000 are net of reserves of $4,474,000 and $6,006,000, respectively.

ENGINEERING AND PROCESS DEVELOPMENT
     The Company's engineers and technicians are responsible for the implementation of new technologies as well as process and product development and improvements. Expenditures related to these activities totaled $55,826,000 in 2001, $53,906,000 in 2000 and $56,638,000 in 1999. Of these amounts,
$23,241,000 in 2001, $21,433,000 in 2000 and $23,106,000 in 1999 are classified as research and development expenses.

INCOME TAXES
     The Company accounts for income taxes following the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

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

                                                          2001       2000      1999
                                                        --------   --------   -------
Net income (loss) available to common shareholders....  $(56,277)  $(73,612)  $17,638
                                                        --------   --------   -------
Weighted average common shares outstanding............    24,959     24,779    22,958
Dilutive potential common shares......................        --         --       617
                                                        --------   --------   -------
Weighted average common and diluted shares
  outstanding.........................................    24,959     24,779    23,575
                                                        ========   ========   =======
Basic earnings (loss) per share.......................  $  (2.25)  $  (2.97)  $  0.77
Diluted earnings (loss) per share.....................  $  (2.25)  $  (2.97)  $  0.75

     Potential common shares of 5,291,000 related to the Company's outstanding convertible subordinated notes were excluded from the computation of diluted earnings (loss) per share for 2001, 2000 and 1999, as inclusion of these shares would have been antidilutive. Potential common shares of 217,000 and 315,000 related to the Company's outstanding stock options were excluded from the computation of diluted loss per share for 2001 and 2000, as inclusion of these shares would have been antidilutive.

2.  ASSET IMPAIRMENT AND OTHER

FISCAL 2001 CHARGE
     During its fiscal fourth quarter of 2001, the Company's long-term forecast for suspension assembly demand decreased significantly due to industry forecasts indicating slower growth projections for disk drive storage demand. The Company prepared analyses in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), to determine if there was impairment of certain excess manufacturing equipment and buildings. The analyses resulted in impairment charges based on the difference between the carrying value and the estimated fair value of these assets. Fair value was based on discounting estimated future cash flows for assets grouped at the lowest level for which there were identifiable cash flows at a discount rate commensurate with the risks involved. As a result of the decreases in the industry's forecast for disk drive storage and a resulting lower forecast for suspension assembly demand, the Company reduced its workforce by approximately 850 employees during 2001, including positions in its manufacturing, development and manufacturing support areas at all plant sites. Based on its analyses, the Company recorded charges in 2001 of $20,830,000 for impaired assets and $7,045,000 for severance costs related to the workforce reductions described above. As of September 30, 2001, 485 of the 505 identified positions have been eliminated and approximately $6,426,000 of the related severance costs have been paid. The Company anticipates the remaining 20 positions will be eliminated and remaining severance costs will be paid during the first quarter of fiscal 2002.

FISCAL 2000 CHARGE
     During 2000, the Company's forecast of suspension assembly demand decreased significantly due to industry forecasts indicating decreases in component counts as a result of data density improvements, extending from the desktop market to server drives. Significant decreases in the industry's forecast for components and a resulting lower forecast for suspension assembly demand caused the Company to reduce its workforce by approximately 1,200 employees during 2000, including direct positions at its Eau Claire site and indirect positions in its administrative, development and manufacturing support areas at all plant sites, and to suspend photoetching operations at its Eau Claire, Wisconsin plant and consolidate these operations into its Hutchinson, Minnesota plant. As a result of these events, the Company prepared analyses in accordance with SFAS 121 to determine if there was impairment of certain excess manufacturing equipment and tooling, primarily for TSA suspensions. The analyses resulted in impairment charges based on the difference between the carrying value and the estimated fair value of these assets. Fair value was based on discounting estimated future cash flows for assets grouped at the lowest level for which there were identifiable cash flows at a discount rate commensurate with the risks involved. The Company recorded charges in 2000 of $56,523,000 for impaired assets and $6,745,000 for severance costs due to the workforce reductions described above. As of September 30, 2001, all identified positions have been eliminated and the full amount of these severance costs has been paid.

     These charges are reflected on the accompanying statements of operations as "Asset impairment and other."

3.  FINANCING ARRANGEMENTS

LONG-TERM DEBT

                                                                2001       2000
                                                              --------   --------
Senior unsecured notes, 8.35%, payable in varying monthly
  installments through July 2003............................  $ 15,278   $ 25,000
Senior unsecured note, 8.57%, payable in varying monthly
  installments through October 2003.........................    18,269     25,000
Senior unsecured notes, 7.96%, payable in varying monthly
  installments through October 2003.........................     9,063     13,125
6% Convertible Subordinated Notes due 2005..................   150,000    150,000
Other long-term debt........................................       874      2,491
                                                              --------   --------
                                                               193,484    215,616
Less: Current maturities....................................   (17,791)   (20,910)
                                                              --------   --------
                                                              $175,693   $194,706
                                                              ========   ========

     In March 1998, the Company completed a private placement of $150,000,000 aggregate principal amount of 6% Convertible Subordinated Notes due 2005 (the "Convertible Notes") with interest payable semiannually commencing September 15, 1998. The Convertible Notes are convertible, at the option of the holder, into Common Stock of the Company at any time prior to their stated maturity, unless previously redeemed or repurchased, at a conversion price of $28.35 per share. Beginning March 20, 2001, the Convertible Notes were redeemable, in whole or in part, at the option of the Company at 103.43% of their principal amount, and thereafter at prices declining to 100% at any time on and after March 15, 2005. In addition, upon the occurrence of certain events, each holder of the Convertible Notes may require the Company to repurchase all or a portion of such holder's Convertible Notes at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, to the date of the repurchase.

     The Convertible Notes were issued by the Company and were sold in transactions exempt from registration under the Securities Act of 1933, as amended. The Company filed a Registration Statement registering the Convertible Notes and the shares of Common Stock of the Company into which the Convertible Notes are convertible.

     As of September 30, 2001, the Company's $50,000,000 credit facility had a borrowing base of $39,980,000, secured by accounts receivable and inventory of the Company. Letters of credit outstanding under this facility totaled $11,844,000 as of such date, including $10,609,000 issued in connection with obligations under equipment leases. The amount the Company can borrow under this credit facility is limited by the levels of its accounts receivable and inventory balances. As of September 30, 2001, approximately $28,112,000 of borrowing capacity remained available to the Company.

     The Company's financing agreements contain certain restrictive covenants which require the Company, among other things, to maintain specified levels of net income, cash availability, working capital, tangible net worth and financial ratios, and also impose limitations on additional indebtedness, leases, guarantees and the payment of dividends. Existing economic and industry conditions have resulted in a slower projected growth rate for suspension assembly demand for the foreseeable future. If these conditions continue in 2002, the Company is forecasting that it may be out of compliance with certain financial covenants included in its financing agreements at the end of its 2002 second quarter. The Company has initiated discussions with its lenders with respect to amending such financial covenants. While the Company currently believes that it will be successful in obtaining any necessary amendment, there can be no assurance that such an amendment can be obtained on terms acceptable to the Company. No adjustment to the carrying amount or classification of assets or liabilities has been made in the accompanying financial statements with respect to this potential non-compliance. The Company was in compliance with all covenants as of September 30, 2001.

     Maturities of long-term debt for the five fiscal years subsequent to September 30, 2001 are as follows:

2002.....................................................   $ 17,791
2003.....................................................     16,404
2004.....................................................      9,173
2005.....................................................    150,057
2006.....................................................         59
Thereafter...............................................         --
                                                            --------
                                                            $193,484
                                                            ========

4.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                           2001       2000      1999
                                                         --------   --------   ------
Current
  Federal..............................................  $     --   $  4,985   $1,423
  State................................................        --     (2,774)      --
Deferred...............................................    (9,931)   (26,748)   3,257
                                                         --------   --------   ------
                                                         $ (9,931)  $(24,537)  $4,680
                                                         ========   ========   ======

     The deferred provision (benefit) is composed of the following:

                                                           2001       2000      1999
                                                         --------   --------   ------
Asset bases, lives and depreciation methods............  $   (953)  $(15,371)  $2,309
Reserves and accruals not currently deductible.........     2,280       (114)   1,659
Tax credits and net operating loss carryforwards.......   (32,809)   (25,075)  (6,759)
Valuation allowance and other..........................    21,551     13,812    6,048
                                                         --------   --------   ------
                                                         $ (9,931)  $(26,748)  $3,257
                                                         ========   ========   ======

     A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

                                                              2001    2000    1999
                                                              ----    ----    ----
Statutory federal income tax rate...........................  (34)%   (34)%   35%
Effect of:
State income taxes, net of federal income tax benefits......   (3)     (3)      1
Tax benefits of the Foreign Sales
  Corporation/Extraterritorial Income Exclusion.............   (4)     (2)     (6)
Valuation allowance on net operating loss carryforwards
  and/or use of tax credits.................................   26      14      (9)
                                                              ---     ---      --
                                                              (15)%   (25)%   21%
                                                              ===     ===      ==

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2001, the Company had unused tax credits and net operating loss carryforwards of $86,553,000, of which $5,525,000 can be carried forward indefinitely and $81,028,000 which expire at various dates through 2020. A valuation allowance of $56,982,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of certain tax credits and net operating loss carryforwards. The following is a table of the significant components of the Company's deferred tax assets:

                                                                2001       2000
                                                              --------   --------
Current deferred tax assets:
  Receivable reserves.......................................  $  1,334   $  2,271
  Inventories...............................................     6,714      9,290
  Accruals and other reserves...............................     5,804      4,571
  Valuation allowance.......................................    (5,724)        --
                                                              --------   --------
     Total current deferred tax assets......................     8,128     16,132
Long-term deferred tax assets:
  Property, plant and equipment.............................    16,115     15,162
  Tax credits...............................................    14,316     13,043
  Net operating loss carryforwards..........................    72,237     40,701
  Valuation allowance.......................................   (51,258)   (35,431)
                                                              --------   --------
     Total long-term deferred tax assets....................    51,410     33,475
                                                              --------   --------
Total deferred tax assets...................................  $ 59,538   $ 49,607
                                                              ========   ========

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The estimated fair values of the Company's financial instruments are as follows:

                                                     2001                    2000
                                             ---------------------   ---------------------
                                             CARRYING                CARRYING
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
Cash and cash equivalents..................  $113,313    $113,313    $129,314    $129,314
Securities available for sale..............   131,454     131,454     110,955     110,955
Long-term debt.............................    43,484      40,576      65,616      57,645
Convertible Notes..........................   150,000     132,589     150,000     145,068

6.  EMPLOYEE BENEFITS

STOCK OPTIONS
     The Company has two stock option plans under which up to 6,000,000 common shares are reserved for issuance and of which options representing 4,880,085 common shares have been granted as of September 30, 2001. Under both plans, options may be granted to any employee, including officers and directors of the Company, and certain non-employees, at a price not less than the fair market value of the Company's common stock at the date the options are granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of the Board of Directors that administers the plans. Options granted under the plans generally are exercisable one year from the date of grant.

     A summary of the status of the Company's two stock option plans as of September 26, 1999, September 24, 2000 and September 30, 2001, and changes during the years ending on those dates is presented below:

                                                             WEIGHTED
                                                 WEIGHTED    AVERAGE                   WEIGHTED
                        SHARES                   AVERAGE    FAIR VALUE   EXERCISABLE   AVERAGE
                         UNDER      EXERCISE     EXERCISE   OF OPTIONS     AT END      EXERCISE
                        OPTION      PRICE($)     PRICE($)   GRANTED($)     OF YEAR     PRICE($)
                       ---------   -----------   --------   ----------   -----------   --------
Balance,
  September 27, 1998   2,004,125    2.00-36.67    14.41                   1,637,000     12.11
  Granted                317,505   26.63-45.06    29.74       18.02
  Exercised             (167,385)   2.00-34.25     8.30
  Expired                (20,505)   3.92-24.75    20.68
                       ---------
Balance,
  September 26, 1999   2,133,740    2.46-45.06    17.11                   1,816,235     11.90
  Granted                779,300   14.81-21.38    18.75       13.51
  Exercised              (40,280)   2.46-17.33    11.21
  Expired               (176,735)  16.33-29.63    21.96
                       ---------
Balance,
  September 24, 2000   2,696,025    3.92-45.06    17.32                   1,977,995     14.35
  Granted                527,350   19.05-19.13    19.12       14.48
  Exercised             (255,310)   3.92-10.33     4.01
                       ---------
Balance,
  September 30, 2001   2,968,065    3.92-45.06    18.78                   2,440,715     16.74

     The following table summarizes information about stock options outstanding at September 30, 2001:

                                                       OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                           -------------------------------------------   -------------------------------
                               NUMBER         WEIGHTED-AVERAGE                             NUMBER
     RANGE OF                OUTSTANDING          REMAINING          WEIGHTED-AVERAGE    EXERCISABLE   WEIGHTED-AVERAGE
EXERCISE PRICES($)           AT 9/30/01    CONTRACTUAL LIFE (YRS.)   EXERCISE PRICE($)   AT 9/30/01    EXERCISE PRICE($)
------------------           -----------   -----------------------   -----------------   -----------   -----------------
 3.92 to 16.33                  667,635              3.5                   11.95            667,635          11.95
 17.02 to 17.33                 471,280              5.2                   17.33            471,280          17.33
 18.75                          707,530              8.1                   18.75            707,530          18.75
 19.05 to 19.13                 527,350              9.2                   19.12                 --             --
 20.19 to 45.06                 594,270              6.6                   27.36            594,270          27.36
                             ----------                                                   ---------
 3.92 to 45.06                2,968,065              6.5                   18.78          2,440,715          16.74

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

                                                          2001       2000      1999
                                                        --------   --------   -------
Net income (loss):
     As reported......................................  $(56,277)  $(73,612)  $17,638
     Pro forma........................................  $(63,912)  $(84,137)  $12,489
Net income (loss) per common and common equivalent
  share:
     As reported -- basic.............................  $  (2.25)  $  (2.97)  $  0.77
     Pro forma -- basic...............................  $  (2.56)  $  (3.40)  $  0.54
     As reported -- diluted...........................  $  (2.25)  $  (2.97)  $  0.75
     Pro forma -- diluted.............................  $  (2.56)  $  (3.40)  $  0.53

     In determining compensation cost pursuant to SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for various grants during 2001: risk-free interest rate of 5.8%; expected life of six years; and expected volatility of 86%. The following weighted average assumptions were used for various grants in 2000: risk-free interest rate of 6.2%; expected life of six years; and expected volatility of 78%. The following weighted average assumptions were used for various grants in 1999: risk free interest rate of 4.8%; expected life of six years; and expected volatility of 61%.

EMPLOYEE BENEFIT PLANS
     The Company has a defined contribution plan covering its employees. The Company's contributions to the plan were $6,723,000 in 2001, $10,375,000 in 2000 and $11,324,000 in 1999.

     The Company sponsors a self-insured comprehensive medical and dental plan for qualified employees that is funded by contributions from both the Company and plan participants. Contributions are made through a Voluntary Employee's Benefit Association Trust. The Company recognized expense related to these plans of $17,339,000 in 2001, $19,403,000 in 2000 and $22,574,000 in 1999.

7.  COMMITMENTS AND CONTINGENCIES

OPERATING AND CAPITAL LEASES
     The Company is committed under various operating lease agreements. Total rent expense under these operating leases was $15,012,000 in 2001, $23,474,000 in 2000 and $26,726,000 in 1999.

     The Company also leases some manufacturing equipment under agreements that transfer ownership of the equipment by the end of the lease terms. As a result, these leases have been recorded as a capitalized lease asset and related capitalized lease obligation.

     Future minimum payments for all operating leases and capital leases with initial or remaining terms of one year or more subsequent to September 30, 2001 are as follows:

                                                   OPERATING   CAPITAL
                                                    LEASES     LEASES
                                                   ---------   -------
2002.............................................   $10,961    $ 8,564
2003.............................................     6,838      7,046
2004.............................................     2,049         --
2005.............................................       206         --
2006 and thereafter..............................         5         --
                                                    -------    -------
Total minimum lease payments.....................   $20,059     15,610
                                                    =======
Amount representing interest.....................               (2,194)
                                                               -------
Present value of minimum lease payments..........              $13,416
                                                               =======

LEGAL PROCEEDINGS
     On September 18, 2000, the Company commenced a lawsuit in the United States District Court for the District of Minnesota against the Magnecomp Group, an unincorporated association of companies, and seven members of the Magnecomp Group. The lawsuit alleged that the Magnecomp Group sold infringing products without a license, and alleged infringement of nine of the Company's patents related to the design and manufacture of suspension assemblies. The lawsuit requested damages, including treble damages, attorneys' fees, costs and an injunction against the Magnecomp Group.

     On October 12, 2000, Magnecomp Corporation commenced a lawsuit in the United States District Court for the Central District of California against the Company. The lawsuit alleged that the Company sold products infringing four patents, engaged in anti-competitive conduct in violation of federal and state antitrust laws, and violated California state law regarding contractual interference and unfair competition. The lawsuit requested damages, including treble damages, attorneys' fees, costs, punitive damages and an injunction against the Company. On August 7, 2001, Magnecomp Corporation dismissed its action against the Company without prejudice.

     On August 10, 2001 Magnecomp Corporation filed a counterclaim in the Company's action against the Magnecomp Group in the United States District Court for the District of Minnesota, alleging the same patent infringement as had been alleged in its dismissed California action, seeking declaratory relief of noninfringement and invalidity with respect to the Company's allegations.

     On December 3, 2001, the Company announced its agreement with Magnecomp Group to dismiss all litigation pending between the parties in the United States District Court for the District of Minnesota. All claims asserted by the parties against each other have been dismissed with prejudice.

     On October 10, 2001, Ronald A. Smith & Associates commenced a lawsuit against the Company in the United States District Court for the Northern District of California. The lawsuit alleges that certain manufacturing systems the Company uses infringe one patent. The lawsuit requests damages, including treble damages, attorneys' fees and an injunction against the Company.

     The Company and certain users of the Company's products have from time to time received, and may in the future receive, communications from third parties asserting patents against the Company or its customers which may relate to certain of the Company's manufacturing equipment or products or to products that include the Company's products as a component. The Company is currently a party to the litigation described above. In addition, certain of its customers have been sued on patents having claims closely related to products sold by the Company. If any third party makes a valid infringement claim and a license were not available on terms acceptable to the Company, the Company's operating results could be adversely affected. The Company expects that, as the number of patents issued continues to increase, the volume of intellectual property claims could increase. The Company may need to engage in litigation to enforce patents issued or licensed to it, protect trade secrets or know-how owned by it or determine the enforceability, scope and validity of the intellectual property rights of others. The Company could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on its results of operations.

     The Company is a party to certain other claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect the Company's current or future financial position or results of operations.

OTHER MATTERS
     In response to a World Trade Organization ("WTO") ruling that the United States Foreign Sales Corporation ("FSC") provisions of the Internal Revenue Code constituted a prohibited export subsidy, the United States government repealed the FSC provisions and, in November 2000, enacted The Extraterritorial Income Exclusion Act of 2000 ("EIE"). Under the WTO rules, the European Union asked the WTO dispute settlement panel for a ruling as to whether or not the EIE was also a prohibited export subsidy. In late June 2001, the WTO dispute settlement panel ruled that the EIE also constituted a prohibited export subsidy.

     On October 10, 2001, the United States announced it will appeal the WTO decision because it believes the decision was in error. The appeal process is expected to take 60 to 90 days during which the United States will continue to seek to resolve the dispute. In the interim, EIE is the law in the United States and under it, the Company expects to earn a net benefit similar to that previously earned under the FSC provisions.

8.  SUPPLEMENTARY CASH FLOW INFORMATION

                                                          2001      2000       1999
                                                         -------   -------   --------
Changes in operating assets and liabilities:
  Receivables, net.....................................  $18,083   $17,058   $ (3,631)
  Inventories..........................................   11,323     8,468    (15,204)
  Prepaid and other expenses...........................      950       910     (2,827)
  Accounts payable and accrued liabilities.............   (8,601)   (2,029)   (12,613)
Other non-current liabilities..........................   (1,394)   (2,986)       759
                                                         -------   -------   --------
                                                         $20,361   $21,421   $(33,516)
                                                         =======   =======   ========
Cash paid (refunded) for:
  Interest (net of amount capitalized).................  $15,330   $12,452   $  9,685
  Income taxes.........................................     (430)   (4,294)    (1,778)

     Capitalized interest was $979,000 in 2001, $2,817,000 in 2000 and $5,110,000 in 1999.

9.  SALE OF COMMON STOCK

     In February 1999, the Company issued 4,800,000 shares of its common stock through a public offering. The Company received net proceeds of $209,136,000 which are being used for general corporate purposes.

10.  SHARE RIGHTS PLAN

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

     The rights, which do not have voting rights, expire in 2010 and may be redeemed by the Company at a price of $0.001 per right, subject to adjustment, at any time prior to their expiration or a person's or group's acquisition of beneficial ownership of at least 15% of the Company's common stock. In certain circumstances, at the option of the Board of Directors, the Company may exchange the rights for shares of its common stock, delay or temporarily suspend the exercisability of the rights, or reduce the stock-ownership threshold of 15% to not less than 10%.

     In the event that the Company is acquired in certain merger or other business-combination transactions, or sells 50% or more of its assets or earnings power, each holder of a right shall have the right to receive, at the right's adjusted exercise price, common shares of the acquiring company having a market value of twice the right's adjusted exercise price.

11.  SEGMENT REPORTING

     The Company follows the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." Suspension assemblies is the Company's only reportable segment. The suspension assembly segment consists of TSA and conventional suspensions sold to a small number of disk drive manufacturers. The operations for TSA and conventional suspensions use similar manufacturing techniques and they demonstrate similar economic performance. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

     Revenue by product was as follows:

                                                         2001       2000       1999
                                                       --------   --------   --------
TSA suspensions......................................  $341,404   $351,544   $378,217
Conventional suspensions.............................    55,602    103,515    179,549
Other................................................     4,230      4,513     22,504
                                                       --------   --------   --------
                                                       $401,236   $459,572   $580,270
                                                       ========   ========   ========

     Sales to foreign locations were as follows:

                                                         2001       2000       1999
                                                       --------   --------   --------
Foreign-based enterprises............................  $204,877   $257,324   $272,129
Foreign subsidiaries of U.S. corporations............   179,756    155,422    144,120
                                                       --------   --------   --------
                                                       $384,633   $412,746   $416,249
                                                       ========   ========   ========

     The majority of these foreign location sales were to the Pacific Rim region. In addition, the Company had significant sales to U.S. corporations which used the Company's products in their offshore manufacturing sites.

     Revenue and long-lived assets by geographic area were as follows:

                                                         2001       2000       1999
                                                       --------   --------   --------
Revenue:
  Thailand...........................................  $152,808   $128,270   $117,774
  Hong Kong..........................................   116,029    141,230    132,601
  Japan..............................................    44,475     59,225     72,523
  China..............................................    33,913     40,799     47,880
  Mexico.............................................    25,376     23,807     24,135
  United States......................................    21,156     52,585    168,717
  Indonesia..........................................     7,475     13,577     16,282
  Other foreign countries............................         4         79        358
                                                       --------   --------   --------
                                                       $401,236   $459,572   $580,270
                                                       ========   ========   ========
Long-lived assets:
  United States......................................  $211,188   $283,602   $352,901
  Other foreign countries............................        74         57         35
                                                       --------   --------   --------
                                                       $211,262   $283,659   $352,936
                                                       ========   ========   ========

     Sales to customers in excess of 10% of net sales were as follows:

                                                2001      2000      1999
                                                ----      ----      ----
SAE Magnetics, Ltd./TDK.......................   26%       26%       21%
Read-Rite Corporation.........................   26        14         6
IBM and affiliates............................   15        15        23
Seagate Technology, Inc. .....................   13        19        16
Alps Electric Co., Ltd. ......................   11        13        10
Yamaha Corporation............................    0         2        12

     Sales to the Company's five largest customers constituted 91%, 87% and 82% of net sales for 2001, 2000 and 1999, respectively.

12.  SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

     The following table summarizes unaudited financial data for 2001 and 2000.

                                         2001 BY QUARTER
                        --------------------------------------------------
                         FIRST      SECOND          THIRD          FOURTH
                        --------   --------        --------       --------
Net sales.............  $118,914   $ 95,737        $ 91,507       $ 95,078
Gross profit..........    19,894      5,803           4,837          6,190
Income (loss) from
  operations..........       634    (14,830)(1)     (13,035)       (37,400)(3)
Income (loss) before
  income taxes........       794    (15,144)(1)     (13,541)       (38,317)(3)
Net income (loss).....       715    (13,630)(2)     (10,792)       (32,570)(4)
Net income (loss) per
  share
  Basic...............      0.03      (0.55)          (0.43)         (1.30)
  Diluted.............      0.03      (0.55)          (0.43)         (1.30)
Price range per share
  High................     23.00      18.81           16.56          19.60
  Low.................     14.06      13.69           13.44          15.00

                                            2000 BY QUARTER
                        -------------------------------------------------------
                         FIRST           SECOND         THIRD           FOURTH
                        --------        --------       --------        --------
Net sales.............  $123,823        $110,937       $108,663        $116,149
Gross profit..........     7,983           4,442          4,238          19,486
Income (loss) from
  operations..........   (55,395)(5)     (14,131)       (30,763)(7)       1,873
Income (loss) before
  income taxes........   (55,167)(5)     (14,527)       (30,558)(7)       2,103
Net income (loss).....   (39,169)(6)     (13,101)       (22,919)(8)       1,577
Net income (loss) per
  share
  Basic...............     (1.58)          (0.53)         (0.92)           0.06
  Diluted.............     (1.58)          (0.53)         (0.92)           0.06
Price range per share
  High................     30.00           22.50          22.00           25.00
  Low.................     17.63           14.69           9.38           12.81

     The price range per share, reflected above, is the highest and lowest bids as quoted on The Nasdaq National Market during each quarter.
---------------

(1) Includes $2,364,000 for asset impairment and other charges.

(2) Includes (net of tax) $2,128,000 for asset impairment and other charges.

(3) Includes $25,511,000 for asset impairment and other charges.

(4) Includes (net of tax) $21,684,000 for asset impairment and other charges.

(5) Includes $46,528,000 for asset impairment and other charges.

(6) Includes (net of tax) $34,896,000 for asset impairment and other charges.

(7) Includes $16,740,000 for asset impairment and other charges.

(8) Includes (net of tax) $12,555,000 for asset impairment and other charges.

Report of independent public accountants

To Hutchinson Technology Incorporated:

     We have audited the accompanying consolidated balance sheets of Hutchinson Technology Incorporated (a Minnesota corporation) and Subsidiaries as of September 30, 2001 and September 24, 2000, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended September 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hutchinson Technology Incorporated and Subsidiaries as of September 30, 2001 and September 24, 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements as a whole.

/s/ Arthur Andersen LLP

Minneapolis, Minnesota
November 1, 2001

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              Hutchinson Technology Incorporated and Subsidiaries

                                                           ADDITIONS
                                              BALANCE AT   CHARGED TO
                                              BEGINNING    COSTS AND    OTHER CHANGES      BALANCE AT
                                              OF PERIOD     EXPENSES    ADD (DEDUCT)      END OF PERIOD
                                              ----------   ----------   -------------     -------------
                                                               (DOLLARS IN THOUSANDS)
1999: Deducted from asset accounts --
  Allowance for doubtful accounts
     receivable.............................    $3,695      $   303       $   (927)(1)       $ 3,071
  Reserve for sales returns and
     allowances.............................     1,512        6,089         (4,277)(2)         3,324
                                                ------      -------       --------           -------
                                                $5,207      $ 6,392       $ (5,204)          $ 6,395
                                                ======      =======       ========           =======
2000: Deducted from asset accounts --
  Allowance for doubtful accounts
     receivable.............................    $3,071      $   434       $    309(1)        $ 3,814
  Reserve for sales returns and
     allowances.............................     3,324        5,319         (6,300)(2)         2,343
  Severance charges.........................        --        6,745         (6,745)(3)            --
                                                ------      -------       --------           -------
                                                $6,395      $12,498       $(12,736)          $ 6,157
                                                ======      =======       ========           =======
2001: Deducted from asset accounts --
  Allowance for doubtful accounts
     receivable.............................    $3,814      $  (693)      $   (121)(1)       $ 3,000
  Reserve for sales returns and
     allowances.............................     2,343          794         (2,458)(2)           679
  Severance charges.........................        --        7,045         (6,426)(3)           619
                                                ------      -------       --------           -------
                                                $6,157      $ 7,146       $ (9,005)          $ 4,298
                                                ======      =======       ========           =======

---------------

(1) Uncollectable accounts receivable written off, net of recoveries.
(2) Returns honored and credit memos issued.
(3) Severance charges paid.

                      ELEVEN-YEAR SELECTED FINANCIAL DATA

              Hutchinson Technology Incorporated and Subsidiaries

  ANNUAL
  GROWTH
    (%)
-----------
 5      10
YEAR   YEAR                                         2001       2000       1999       1998       1997       1996
----   ----                                       --------   --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF EMPLOYEES)
              FOR THE YEAR:
  3     11    Net sales........................   $401,236   $459,572   $580,270   $407,616   $453,232   $353,186
(14)     3    Gross profit (loss)..............     36,724     36,149   $ 93,666     (3,636)   117,279     79,570
              Percent of net sales.............          9%         8%        16%        (1)%       26%        23%
 --     --    Income (loss) from operations....   $(64,631)  $(98,416)  $ 23,333   $(65,124)  $ 52,716   $ 18,203
              Percent of net sales.............        (16)%      (21)%        4%       (16)%       12%         5%
 --     --    Net income (loss)................   $(56,277)  $(73,612)  $ 17,638   $(48,411)  $ 41,909   $ 13,802
              Percent of net sales.............        (14)%      (16)%        3%       (12)%        9%         4%
(16)     6    Capital expenditures.............   $ 32,047   $ 64,657   $120,596   $206,888   $ 82,639   $ 77,065
 (3)    19    Research and development
              expenses.........................     23,241     21,433     23,106     20,360     20,185     27,651
 21     22    Depreciation expense.............     85,454     91,194     92,635     50,544     38,299     33,565
  9     14    Cash flow from operating
              activities.......................     61,463     69,679     81,176    (12,824)    76,816     39,904
              AT YEAR END:
 (4)    10    Receivables......................   $ 46,625   $ 64,708   $ 81,766   $ 78,135   $ 86,044   $ 56,278
  4     17    Inventories......................     21,193     32,516     40,984     25,780     27,189     17,235
 32     30    Working capital..................    247,074    270,609    309,447    101,114    173,156     62,102
 12     20    Net property, plant and
              equipment........................    211,262    283,659    352,936    335,289    175,253    121,706
 20     25    Total assets.....................    594,940    683,933    751,849    549,478    429,839    238,983
 29     27    Total debt and capital leases....    206,900    233,872    219,733    222,860     78,194     58,945
              Total debt and capital leases as
              a percentage of total
              capitalization...................         38%        37%        32%        48%        22%        31%
 20     26    Shareholders' investment.........   $338,266   $392,489   $464,959   $236,830   $282,958   $133,684
              Return on shareholders'
              investment.......................        (15)%      (17)%        5%       (19)%       20%        11%
 (9)     2    Number of employees..............      3,454      4,729      7,701      7,764      7,181      5,479
  9      8    Shares of stock outstanding......     25,171     24,830     24,744     19,780     19,619     16,356
              PER SHARE INFORMATION:
 --     --    Net income (loss) -- diluted.....   $  (2.25)  $  (2.97)  $   0.75   $  (2.46)  $   2.21   $   0.82
 10     17    Shareholders' investment (book
              value)...........................      13.44      15.81      18.79      11.97      14.42       8.17
              Price range:
  1     18      High...........................      23.00      30.00      51.25      35.44      38.38      21.83
  6     21      Low............................      13.44       9.38      11.88      13.81      12.75      10.25






                                     1995       1994       1993       1992       1991
                                   --------   --------   --------   --------   --------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF EMPLOYEES)
FOR THE YEAR:
Net sales........................  $299,998   $238,794   $198,734   $160,340   $143,260
Gross profit (loss)..............    73,763     39,246     44,423     40,261     27,920
Percent of net sales.............        25%        16%        22%        25%        19%
Income (loss) from operations....  $ 28,921   $  7,780   $  9,961   $ 13,581   $  7,265
Percent of net sales.............        10%         3%         5%         8%         5%
Net income (loss)................  $ 21,078   $  5,880   $  8,554   $ 12,849   $  4,499
Percent of net sales.............         7%         2%         4%         8%         3%
Capital expenditures.............  $ 44,472   $ 29,540   $ 46,768   $ 20,492   $ 17,747
Research and development
expenses.........................    15,041      8,626      9,846      5,770      4,208
Depreciation expense.............    28,174     23,974     15,737     12,908     11,253
Cash flow from operating
activities.......................    57,814     11,967     22,449     19,397     16,944
AT YEAR END:
Receivables......................  $ 40,683   $ 39,115   $ 22,320   $ 25,454   $ 18,499
Inventories......................    13,298      9,529      7,899      5,638      4,580
Working capital..................    54,284     51,996     26,238     49,018     18,083
Net property, plant and
equipment........................    93,816     77,887     72,419     41,513     34,304
Total assets.....................   190,898    151,148    116,639    109,126     65,992
Total debt and capital leases....    37,700     40,080     12,460     16,755     19,354
Total debt and capital leases as
a percentage of total
capitalization...................        24%        30%        12%        18%        37%
Shareholders' investment.........  $119,745   $ 94,619   $ 88,689   $ 77,025   $ 33,512
Return on shareholders'
investment.......................        20%         6%        10%        23%        14%
Number of employees..............     4,858      4,600      4,108      3,332      2,798
Shares of stock outstanding......    16,341     15,999     15,993     15,519     11,907
PER SHARE INFORMATION:
Net income (loss) -- diluted.....  $   1.28   $   0.36   $   0.53   $   0.91   $   0.37
Shareholders' investment (book
value)...........................      7.33       5.91       5.55       4.96       2.81
Price range:
  High...........................     29.67      13.29      16.58      10.67       4.58
  Low............................      7.67       7.25       6.83       3.17       2.04

                                 EXHIBIT INDEX

  EXHIBIT                         DESCRIPTION                                    PAGE
  -------                         -----------                                    ----
    3.1     Restated Articles of Incorporation of HTI, as amended by
            Articles of Amendment dated 1/27/88 and as amended by
            Articles of Amendment dated 1/21/97 (incorporated by
            reference to Exhibit 3.1 to HTI's Quarterly Report on
            Form 10-Q for the quarter ended 6/29/97)................   Incorporated by Reference
    3.2     Restated By-Laws of HTI (incorporated by reference to
            Exhibit 3.2 to HTI's Quarterly Report on Form 10-Q for
            the quarter ended 12/29/96) and Amendments to Restated
            By-Laws of HTI dated 7/19/00 (incorporated by reference
            to Exhibit 3.2 to HTI's Quarterly Report on Form 10-Q
            for the quarter ended 6/25/00)..........................   Incorporated by Reference
    4.1     Instruments defining the rights of security holders,
            including an indenture. The Registrant agrees to furnish
            the Securities and Exchange Commission upon request
            copies of instruments with respect to long-term debt
    4.2     Indenture dated as of 3/18/98 between HTI and U.S. Bank
            National Association, as Trustee (incorporated by
            reference to Exhibit 4.6 to HTI's Registration Statement
            on Form S-3, Registration No. 333-50143)................   Incorporated by Reference
    4.3     Purchase Agreement dated 3/12/98 by and among HTI,
            NationsBanc Montgomery Securities LLC and First Chicago
            Capital Markets, Inc. (incorporated by reference to
            Exhibit 4.7 to HTI's Registration Statement on Form S-3,
            Registration No. 333-50143).............................   Incorporated by Reference
    4.4     Shelf Registration Agreement dated as of 3/18/98 by and
            among HTI, NationsBanc Montgomery Securities LLC and
            First Chicago Capital Markets, Inc. (incorporated by
            reference to Exhibit 4.8 to HTI's Registration Statement
            on Form S-3, Registration No. 333-50143)................   Incorporated by Reference
   10.1     Office/Warehouse Lease between OPUS Corporation, Lessor,
            and HTI, Lessee, dated 12/29/95 (incorporated by
            reference to Exhibit 10.2 to HTI's Quarterly Report on
            Form 10-Q for the quarter ended 3/24/96), and First
            Amendment to Office/ Warehouse Lease dated 4/30/96
            (incorporated by reference to Exhibit 10.2 to HTI's
            Quarterly Report on Form 10-Q for the quarter ended
            6/23/96)................................................   Incorporated by Reference
   10.2     Directors' Retirement Plan effective as of 1/1/92
            (incorporated by reference to Exhibit 10.12 to HTI's
            Annual Report on Form 10-K for the fiscal year ended
            9/27/92) and Amendment effective as of 11/19/97
            (incorporated by reference to Exhibit 10.5 to HTI's
            Quarterly Report on Form 10-Q for the quarter ended
            12/28/97)...............................................   Incorporated by Reference

  EXHIBIT                         DESCRIPTION                                    PAGE
  -------                         -----------                                    ----
   10.3     1988 Stock Option Plan (incorporated by reference to
            Exhibit 10.8 to HTI's Annual Report on Form 10-K for the
            fiscal year ended 9/25/88), Amendment to the 1988 Stock
            Option Plan (incorporated by reference to Exhibit 10.5
            to HTI's Annual Report on Form 10-K for the fiscal year
            ended 9/26/93), and Amendment to the 1988 Stock Option
            Plan (incorporated by reference to Exhibit 10.5 to HTI's
            Quarterly Report on Form 10-Q for the quarter ended
            3/26/95)................................................   Incorporated by Reference
   10.4     Patent License Agreement, effective as of 9/1/94,
            between Hutchinson Technology Incorporated and
            International Business Machines Corporation
            (incorporated by reference to Exhibit 10.11 to HTI's
            Quarterly Report on Form 10-Q/A for the quarter ended
            6/25/95)................................................   Incorporated by Reference
   10.5     Lease Agreement between Meridian Eau Claire LLC and
            Hutchinson Technology Incorporated, dated 5/1/96
            (incorporated by reference to Exhibit 10.10 to HTI's
            Quarterly Report on Form 10-Q for the quarter ended
            6/23/96) and First Amendment to Lease (incorporated by
            reference to Exhibit 10.6 to HTI's Annual Report on Form
            10-K for the fiscal year ended 9/24/00).................   Incorporated by Reference
   10.6     Master Lease Agreement dated as of 12/19/96 between
            General Electric Capital Corporation, as Lessor ("GE"),
            and Hutchinson Technology Incorporated, as Lessee
            (incorporated by reference to Exhibit 10.11 to HTI's
            Quarterly Report on Form 10-Q for the quarter ended
            12/29/96), Amendment dated 6/30/97 to the Master Lease
            Agreement between GE and Hutchinson Technology
            Incorporated (incorporated by reference to Exhibit 10.11
            to HTI's Quarterly Report on Form 10-Q for the quarter
            ended 12/28/97), letter amendment dated 3/5/98 to the
            Master Lease Agreement between GE and Hutchinson
            Technology Incorporated (incorporated by reference to
            Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for
            the quarter ended 3/29/98), letter amendment dated
            9/25/98 to the Master Lease Agreement between GE and
            Hutchinson Technology Incorporated (incorporated by
            reference to Exhibit 10.11 to HTI's Annual Report on
            Form 10-K for the fiscal year ended 9/27/98), letter
            amendment dated 1/11/00, effective as of 12/22/99, to
            the Master Lease Agreement between GE and Hutchinson
            Technology Incorporated (incorporated by reference to
            Exhibit 10.1 to HTI's Quarterly Report on Form 10-Q for
            the quarter ended 12/26/99), and letter amendment dated
            8/31/00 to the Master Lease Agreement between GE and
            Hutchinson Technology Incorporated (incorporated by
            reference to Exhibit 10.7 to HTI's Annual Report on Form
            10-K for the fiscal year ended 9/24/00).................   Incorporated by Reference
   10.7     Hutchinson Technology Incorporated 1996 Incentive Plan
            (incorporated by reference to Exhibit 10.12 to HTI's
            Quarterly Report on Form 10-Q for the quarter ended
            12/29/96)...............................................   Incorporated by Reference

  EXHIBIT                         DESCRIPTION                                    PAGE
  -------                         -----------                                    ----
   10.8     Hutchinson Technology Incorporated Incentive Bonus Plan
            (incorporated by reference to Exhibit 10.13 to HTI's
            Quarterly Report on Form 10-Q for the quarter ended
            12/28/97)...............................................   Incorporated by Reference
   10.9     Description of Hutchinson Technology Incorporated Fiscal
            Year 2001 Management Bonus Plan (incorporated by
            reference to Exhibit 10.10 to HTI's Quarterly Report on
            Form 10-Q for the quarter ended 12/24/00)...............   Incorporated by Reference
   21.1     List of Subsidiaries....................................   Filed Electronically
   23.1     Consent of Independent Public Accountants...............   Filed Electronically