Form 10-Q
period 2001-12-30
HUTCHINSON TECHNOLOGY INC
filed 2002-01-22
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               DECEMBER 30, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------      -----------------------

Commission File Number                       0-14709
                       ---------------------------------------------------------


                       HUTCHINSON TECHNOLOGY INCORPORATED
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        MINNESOTA                       41-0901840
               --------------------------------     -------------------
                (State or other jurisdiction of      (I.R.S. Employer
               incorporation or organization)       Identification No.)

               40 WEST HIGHLAND PARK, HUTCHINSON, MINNESOTA 55350
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

As of January 17, 2002 the registrant had 25,303,322 shares of Common Stock issued and outstanding.

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                       HUTCHINSON TECHNOLOGY INCORPORATED
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                            (Dollars in thousands)

                                                                                        December 30,            September 30,
                                                                                           2001                     2001
                                                                                     ------------------      -------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                               $ 175,625                   $ 113,313
   Securities available for sale                                                              74,452                     131,454
   Trade receivables, net                                                                     48,756                      43,747
   Other receivables                                                                           2,424                       2,878
   Inventories                                                                                24,750                      21,193
   Prepaid taxes and other                                                                     9,496                       9,615
                                                                                     ------------------      -------------------
         Total current assets                                                                335,503                     322,200
Property, plant and equipment, net                                                           203,707                     211,262
Deferred tax assets                                                                           51,193                      51,410
Other assets                                                                                  10,560                      10,068
                                                                                     ------------------      -------------------
                                                                                           $ 600,963                   $ 594,940
                                                                                     ==================      ===================
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Current portion of capital lease obligation                                             $   9,224                   $  10,808
   Current maturities of long-term debt                                                       17,791                      17,791
   Accounts payable and accrued expenses                                                      35,204                      30,168
   Accrued compensation                                                                       17,632                      16,359
                                                                                     ------------------      -------------------
         Total current liabilities                                                            79,851                      75,126
Capital lease obligation                                                                       2,253                       2,608
Long-term debt, less current maturities                                                       21,543                      25,693
Convertible subordinated notes                                                               150,000                     150,000
Other long-term liabilities                                                                    2,751                       3,247
Shareholders' investment:
   Common stock, $.01 par value, 45,000,000 shares authorized, 25,261,000
         and 25,171,000 issued and outstanding                                                   253                         252
   Additional paid-in capital                                                                368,098                     366,590
   Accumulated deficit                                                                       (23,786)                    (28,576)
                                                                                     ------------------      -------------------
         Total shareholders' investment                                                      344,565                     338,266
                                                                                     ------------------      -------------------
                                                                                           $ 600,963                   $ 594,940
                                                                                     ==================      ===================

See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (In thousands, except per share data)

                                                         Thirteen Weeks Ended
                                                     ---------------------------
                                                      December 30,  December 24,
                                                           2001        2000
                                                     ------------   ------------
Net sales                                                $ 92,717     $118,914

Cost of sales                                              71,497       99,020
                                                         --------     --------

   Gross profit                                            21,220       19,894

Research and development expenses                           4,531        6,508

Selling, general and administrative expenses               12,296       12,752

Legal expense reimbursement (Note 7)                       (2,632)          --
                                                         --------     --------

   Income from operations                                   7,025          634

Other income, net                                           2,214        4,133

Interest expense                                           (3,604)      (3,973)
                                                         --------     --------

   Income before income taxes                               5,635          794

Provision for income taxes                                    845           79
                                                         --------     --------

   Net income                                            $  4,790     $    715
                                                         ========     ========

Basic earnings per share                                 $   0.19     $   0.03
Diluted earnings per share                               $   0.19     $   0.03

Weighted average common shares outstanding                 25,222       24,849
Weighted average common and diluted shares outstanding     25,520       25,162

See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)

                                                                                          Thirteen Weeks Ended
                                                                             ---------------------------------------------
                                                                              December 30,                   December 24,
                                                                                  2001                          2000
                                                                             -------------                  --------------
Operating activities:
   Net income                                                                   $   4,790                     $     715
   Adjustments to reconcile net income to cash
      provided by operating activities:
         Depreciation and amortization                                             14,163                        22,429
         Deferred taxes                                                                96                           965
         Change in operating assets and liabilities (Note 6)                       (2,357)                       (2,887)
                                                                                ---------                     ---------
                    Cash provided by operating activities                          16,692                        21,222
                                                                                ---------                     ---------

Investing activities:
   Capital expenditures                                                            (6,802)                       (9,698)
   Purchases of marketable securities                                             (86,534)                      (25,394)
   Sales of marketable securities                                                 143,536                        39,688
                                                                                ---------                     ---------
                    Cash provided by investing activities                          50,200                         4,596
                                                                                ---------                     ---------

Financing activities:
   Repayments of long-term debt                                                    (4,150)                       (7,005)
   Repayments of capital lease obligation                                          (1,939)                       (1,544)
   Net proceeds from issuance of common stock                                       1,509                           243
                                                                                ---------                     ---------
                    Cash used for financing activities                             (4,580)                       (8,306)
                                                                                ---------                     ---------

Net increase in cash and cash equivalents                                          62,312                        17,512

Cash and cash equivalents at beginning of period                                  113,313                       129,314
                                                                                ---------                     ---------

Cash and cash equivalents at end of period                                      $ 175,625                     $ 146,826
                                                                                =========                     =========

See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Columnar dollar amounts in thousands except share and per share amounts)

Unless otherwise indicated, references to "2002" mean HTI's fiscal year ending September 29, 2002 and references to "2001" mean HTI's fiscal year ended September 30, 2001.

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

(2)  BUSINESS AND CUSTOMERS

The Company is the world's leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. The Company also is engaged in the development of products for the medical device market, but does not expect such products to generate significant revenue during 2002. A breakdown of customer sales is as follows:

                                                   Thirteen Weeks Ended
                                           -------------------------------------
                                           December 30,             December 24,
Percentage of Net Sales                        2001                     2000
                                           ------------             ------------
Five Largest Customers                          73%                      93%
   SAE Magnetics, Ltd./TDK                      23                       27
   Read-Rite Corporation                        16                       25
   IBM and affiliates                           15                       13
   Seagate Technology, Inc.                     10                       15
   Alps Electric Co., Ltd.                       9                       13

(3) INVENTORIES

All inventories are stated at the lower of first-in, first-out ("FIFO") cost or market. Inventories consisted of the following:

                                            December 30,           September 30,
                                                2001                    2001
                                            ------------           -------------
         Raw materials                        $ 7,245                 $ 5,965
         Work in process                        5,927                   5,836
         Finished goods                        11,578                   9,392
                                            ------------           -------------
                                              $24,750                 $21,193
                                            ============           =============

(4)  NET INCOME PER SHARE

Basic earnings per share is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:

                                                        Thirteen Weeks Ended
                                                      --------------------------
                                                      December 30,  December 24,
                                                          2001         2000
                                                      ------------- ------------
Net income available for common shareholders                $ 4,790      $   715
                                                       ------------  -----------
Weighted average common shares outstanding                   25,222       24,849
Dilutive potential common shares                                298          313
                                                       ------------  -----------
Weighted average common and diluted shares outstanding       25,520       25,162
                                                       ============  ===========

Basic earnings per share                                    $  0.19      $  0.03
Diluted earnings per share                                  $  0.19      $  0.03

Potential common shares of 5,291,000, relating to the Company's outstanding convertible subordinated notes, were excluded from the computation of diluted earnings per share for the thirteen weeks ended December 30, 2001 and December 24, 2000, as inclusion of these shares would have been antidilutive.

(5)  INCOME TAXES

The following table details the significant components of the Company's deferred tax assets:

                                                    December 30,   September 30,
                                                        2001           2001
                                                    ------------   ------------
Current deferred tax assets:
         Receivable reserves                            $  1,289       $  1,334
         Inventories                                       6,389          6,714
         Accruals and other reserves                       5,993          5,804
         Valuation allowance                              (5,422)        (5,724)
                                                    ------------   ------------
            Total current deferred tax assets              8,249          8,128
                                                    ------------   ------------

Long-term deferred tax assets:
         Property, plant and equipment                    15,548         16,115
         Receivables                                         187             --
         Tax credits                                      14,640         14,316
         Net operating loss carryforwards                 72,369         72,237
         Valuation allowance                             (51,551)       (51,258)
                                                    ------------   ------------

             Total long-term deferred tax assets          51,193         51,410
                                                    ------------   ------------
Total deferred tax assets                               $ 59,442       $ 59,538
                                                    ============   ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 30, 2001, the Company had unused tax credits and net operating loss carryforwards of $87,009,000, of which $5,525,000 can be carried forward indefinitely and $81,484,000 which expire at various dates through 2021. A valuation allowance of $56,973,000 has been recorded for certain of these deferred tax assets due to the uncertainty of realizing the benefit of certain tax credits and net operating loss carryforwards.

(6)  SUPPLEMENTARY CASH FLOW INFORMATION

                                                        Thirteen Weeks Ended
                                                     --------------------------
                                                     December 30,  December 24,
                                                         2001          2000
                                                     ------------  ------------
Changes in operating assets and liabilities:
         Receivables, net                              $(4,555)      $(2,097)
         Inventories                                    (3,557)        3,118
         Prepaid and other                                (690)          701
         Accounts payable and accrued liabilities        6,941        (4,139)
         Other non-current liabilities                    (496)         (470)
                                                     ------------  ------------
                                                       $(2,357)      $(2,887)
                                                     ============  ============

Cash paid (refunded) for:

         Interest (net of amount capitalized)          $ 1,120       $ 1,791
         Income taxes                                  $  (425)      $   502

Capitalized interest for the thirteen weeks ended December 30, 2001 was $251,000 compared to $259,000 for the comparable period in 2001.

(7) LEGAL EXPENSE REIMBURSEMENT

During the thirteen weeks ended December 30, 2001, the Company recorded a one-time increase to operating income of $2,632,000 as a result of a reimbursement of legal expenses from a third party and insurance proceeds related to litigation defense costs. The reimbursement of legal expenses is to be paid in installments through 2006 and is recorded at the net present value of the remaining payments.

(8)  LEGAL CONTINGENCIES

On October 10, 2001, Ronald A. Smith & Associates commenced a lawsuit against the Company in the United States District Court for the Northern District of California. The lawsuit alleges that certain manufacturing systems the Company uses infringe one patent. The lawsuit requests damages, including treble damages, attorneys' fees and an injunction against the Company. Management of the Company is unable to estimate at this time amounts sought by the plaintiff in this lawsuit.

The Company and certain users of the Company's products have from time to time received, and may in the future receive, communications from third parties asserting patents against the Company or its customers which may relate to certain of the Company's manufacturing equipment or products or to products that include the Company's products as a component. The Company is currently a party to the litigation described above. In addition, certain of the Company's customers have been sued on patents having claims closely related to products sold by the Company. If any third party makes a valid infringement claim and a license were not available on terms acceptable to the Company, the Company's operating results could be adversely affected. The Company expects that, as the number of patents issued continues to increase, and as the Company grows, the volume of intellectual property claims could increase. The Company may need to engage in litigation to enforce patents issued or licensed to it, protect trade secrets or know-how owned by it or determine the enforceability, scope and validity of the intellectual property rights of others. The Company could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on its results of operations.

The Company is a party to certain other claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect the Company's current or future financial position or results of operations.

(9)  OTHER MATTERS

In response to a World Trade Organization ("WTO") ruling that the United States Foreign Sales Corporation ("FSC") provisions of the Internal Revenue Code constituted a prohibited export subsidy, the United States government repealed the FSC provisions and, in November of 2000, enacted The Extraterritorial Income Exclusion Act of 2000 ("EIE"). Under the WTO rules, the European Union asked the WTO dispute settlement panel for a ruling as to whether or not the EIE was also a prohibited export subsidy. In late June 2001, the WTO dispute settlement panel ruled that the EIE also constituted a prohibited export subsidy.

On October 10, 2001, the United States announced it would appeal the WTO decision because it believed the decision was in error. On January 14, 2002, the WTO Appellate Body confirmed the WTO dispute settlement panel findings. To date, the United States has not proposed any legislative changes to EIE and has indicated that it will continue to seek to resolve the dispute without a legislative change. In the interim, the EIE provisions continue to apply to companies in the United States. The Company expects to obtain a net EIE benefit similar to that previously earned under the FSC provisions.

                       HUTCHINSON TECHNOLOGY INCORPORATED
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

Unless otherwise indicated, references to "2002" mean HTI's fiscal year ending September 29, 2002, references to "2001" mean HTI's fiscal year ended September 30, 2001, references to "2000" mean HTI's fiscal year ended September 24, 2000, and references to "1999" mean HTI's fiscal year ended September 26, 1999.

GENERAL

Since the late 1980's, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently sell a variety of suspension assemblies and suspension assembly components based on several standard designs. Suspension assemblies are a critical component of hard disk drives ("disk drives") and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive and volatile and our results of operations have been adversely affected from time to time due to disk drive industry slowdowns, technological changes that impact suspension assembly demand, production yields and our own product transitions.

Since 1999, improvements in data density of disk drives, which outpaced disk drive storage capacity requirements, have enabled disk drive manufacturers to reduce their costs by using fewer components, including suspensions, in each drive. Shifts in our position in the marketplace have also, to a lesser extent, decreased demand for our products. Slower growth of disk drive storage demand and a weaker global economy also decreased demand for our products in 2001. Results for 1999, 2000 and 2001, therefore, did not show the results we expected, as unit shipments declined from 583 million in 1999 to 420 million in 2001. Our unit shipments of suspension assemblies for the first quarter of 2002 were 92 million, comparable to the levels we saw in the three preceding quarters.

In our fourth quarter of 2001, our long-term forecast of suspension assembly demand decreased significantly due to long-term industry forecasts reflecting slower growth projections for disk drive storage demand. We believe this is due to a weaker global economy, consumer uncertainty, and a potential trend towards higher utilization of current storage capacity. We continue to have limited visibility for future demand.

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

Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as

-        changes in demand
-        product mix
-        selling prices
-        the level of utilization of our production capacity
- increases in production and engineering costs associated with production of new products
-        manufacturing yields
-        changes in the cost of materials

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

In addition to increases in suspension assembly demand, improvements to our operating margins depend, in part, on the successful management of our corporate infrastructure, our suspension assembly production capacity and our workforce. During the past three years, we consolidated some of our manufacturing operations to make better use of existing equipment and support staff across all of our plants and to reduce costs. As part of our efforts to improve our operating margins through reduced costs and improved efficiency, we reduced our overall employment level from 7,701 at the end of 1999 to 3,409 at the end of the first quarter of 2002, through workforce reductions and managed attrition.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 30, 2001 VS. THIRTEEN WEEKS ENDED
DECEMBER 24, 2000.

Net sales for the thirteen weeks ended December 30, 2001 were $92,717,000, a decrease of $26,197,000 or 22% from the comparable period in 2001. The decrease was due to a 27% decrease in suspension assembly sales volume. This was partially offset by a $4,763,000 increase in suspension assembly component sales volume.

Gross profit for the thirteen weeks ended December 30, 2001 was $21,220,000, compared to $19,894,000 for the comparable period in 2001. Gross profit as a percent of net sales increased from 17% to 23%, primarily due to lower manufacturing labor and benefits expenses as a result of workforce reductions in 2001, lower depreciation expense as a result of lower capital expenditures in 2000 and 2001 and the asset impairment charges recorded in 2000 and 2001, and lower inventory obsolescence costs. These decreases were offset partially by the lower sales volume noted above.

Research and development expenses for the thirteen weeks ended December 30, 2001 were $4,531,000 compared to $6,508,000 for the thirteen weeks ended December 24, 2000. The decrease was primarily due to lower dual stage suspension assembly development costs. As a percent of net sales, research and development expenses were 5% in both the first quarter of 2001 and in the first quarter of 2002.

Selling, general and administrative expenses for the thirteen weeks ended December 30, 2001 were $12,296,000, a decrease of $456,000 or 4% from the comparable period in 2001. The decrease was primarily due to lower labor and benefits expenses as a result of workforce reductions and reduced travel and training expenses. Selling, general and administrative expenses as a percent of net sales, increased from 11% in the first quarter of 2001 to 13% in the first quarter of 2002.

During the thirteen weeks ended December 30, 2001, we recorded a one-time increase to operating income of $2,632,000 as a result of a reimbursement of legal expenses from a third party and insurance proceeds related to litigation defense costs. See Note 7, "Legal Expense Reimbursement," in the notes to the condensed consolidated financial statements.

Other income, net, for the thirteen weeks ended December 30, 2001 was $2,214,000, a decrease of $1,919,000 from the comparable period in 2001. The decrease was primarily due to a decrease in interest income as a result of lower investment yields.

Interest expense for the thirteen weeks ended December 30, 2001 was $3,604,000, a decrease of $369,000 from the comparable period in 2001, primarily due to reduced interest expense on fewer capitalized leases.

The income tax benefit for the thirteen weeks ended December 30, 2001 was based on an estimated effective tax rate for the fiscal year of 15%, which is below the statutory federal rate primarily due to the benefit derived from the Extraterritorial Income Exclusion provisions related to export of U.S. products.

Net income for the thirteen weeks ended December 30, 2001 was $4,790,000, compared to net income of $715,000 for the comparable period in 2001. Net income as a percent of net sales increased from 1% for the thirteen weeks ended December 24, 2000 to 5% for the thirteen weeks ended December 30, 2001. Our improved profitability was primarily due to cost reduction efforts completed during 2001 and the one-time increase to operating income discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents increased from $113,313,000 at September 30, 2001 to $175,625,000 at December 30, 2001. Our securities available for sale decreased from $131,454,000 to $74,452,000 during the same period. Overall, this reflects a $5,310,000 increase in our cash and cash equivalents and securities available for sale. We generated cash from operating activities of $16,692,000 for the thirteen weeks ended December 30, 2001.

As of December 30, 2001, our $50,000,000 credit facility had a borrowing base of $38,208,000, secured by our accounts receivable and inventory. Letters of credit outstanding under this facility totaled $9,778,000 as of such date, including $8,544,000 issued in connection with obligations under equipment leases. The amount we can borrow under this credit facility is limited by the levels of our accounts receivable and inventory balances. As of December 30, 2001, $28,410,000 of borrowing capacity remained available to us.

Cash used for capital expenditures totaled $6,802,000 for the thirteen weeks ended December 30, 2001. We expect capital expenditures to be approximately $30,000,000 for 2002, to be spent primarily for new program tooling, process capability improvements and new manufacturing technology. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents and securities available for sale.

Certain of our existing financing agreements contain financial covenants and covenants which may restrict our ability to enter into certain types of financing. As of December 30, 2001, we were in compliance with all such covenants. Existing economic and industry conditions have resulted in a slower projected growth rate for suspension assembly demand for the foreseeable future. If these conditions continue in 2002, we are forecasting that we may be out of compliance with certain financial covenants included in our financing arrangements at the end of our 2002 second quarter. We have initiated discussions with our lenders with respect to amending such financial covenants. While we currently believe that we will be successful in obtaining any necessary amendment, there can be no assurance that such an amendment can be obtained on terms acceptable to us. If we are not in compliance with financial covenants in our financing agreements at the end of any quarter, our future financial results and liquidity could be materially adversely affected.

We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations and credit facility will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through 2002. We will pursue additional debt or equity financing to supplement our current capital resources if needed beyond 2002. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all.

MARKET TRENDS AND CERTAIN CONTINGENCIES

(a) MARKET TRENDS

We expect the expanding use of enterprise computing and storage, personal computers, increasingly complex software and the emergence of new applications for disk storage, such as digital video recording, digital cameras, gaming consoles and other consumer applications, will increase disk drive demand and therefore, suspension demand, in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Improvements in data density of disk drives, extending from the desktop market to server drives, have reduced unit shipments of suspension assemblies since the third quarter of 1999. We expect that our suspension assembly shipments will remain relatively flat for the foreseeable future until some combination of the following events occurs: average suspension assembly counts within disk drives stabilize or increase, or overall disk drive demand growth increases, or our share of certain drive programs increases.

As in past years, disk drives continue to be the storage device of choice for applications requiring low access times and higher capacities because of their speed and low cost per megabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, the amount of data which can be stored on magnetic disks, thereby increasing storage capacity in disk drives or reducing the number of components, including suspension assemblies, required in a disk drive.

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

(b) CONTINGENCIES

On October 10, 2001, Ronald A. Smith & Associates commenced a lawsuit against us in the United States District Court for the Northern District of California. The lawsuit alleges that certain manufacturing systems we use infringe one patent. The lawsuit requests damages, including treble damages, attorneys' fees and an injunction against us.

We and certain users of our products have from time to time received, and may in the future receive, communications from third parties asserting patents against us or our customers which may relate to certain of our manufacturing equipment or products or to products that include our products as a component. We are currently a party to the litigation described above. In addition, certain of our customers have been sued on patents having claims closely related to products sold by us. If any third party makes a valid infringement claim and a license were not available on terms acceptable to us, our operating results could be adversely affected. We expect that, as the number of patents issued continues to increase, and as we grow, the volume of intellectual property claims could increase. We may need to engage in litigation to enforce patents issued or licensed to us, protect trade secrets or know-how owned by us or determine the enforceability, scope and validity of the intellectual property rights of others. We could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on our results of operations.

We are a party to certain other claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect our current or future financial position or results of operations.

(c)  OTHER MATTERS

In response to a World Trade Organization ("WTO") ruling that the United States Foreign Sales Corporation ("FSC") provisions of the Internal Revenue Code constituted a prohibited export subsidy, the United States government repealed the FSC provisions and, in November of 2000, enacted The Extraterritorial Income Exclusion Act of 2000 ("EIE"). Under the WTO rules, the European Union asked the WTO dispute settlement panel for a ruling as to whether or not the EIE was also a prohibited export subsidy. In late June 2001, the WTO dispute settlement panel ruled that the EIE also constituted a prohibited export subsidy.

On October 10, 2001 the United States announced it would appeal the WTO decision because it believed the decision was in error. On January 14, 2002, the WTO Appellate Body confirmed the WTO dispute settlement panel findings. To date, the United States has not proposed any legislative changes to EIE and has indicated that it will continue to seek to resolve the dispute without a legislative change. In the interim, the EIE provisions continue to apply to companies in the United States. We expect to obtain a net EIE benefit similar to that previously earned under the FSC provisions.

FORWARD-LOOKING STATEMENTS

The statements above under the headings "General" and "Market Trends and Certain Contingencies" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, manufacturing capacity and yields and selling prices, and the statements above under the heading "Liquidity and Capital Resources" about capital expenditures, capital resources and covenant compliance and amendments are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including slower or faster customer acceptance and adoption of new product features, fluctuating order rates, faster or slower improvements in disk drive data densities which affect suspension assembly demand, changes in market consumption of disk drives or suspension assemblies, difficulties in producing our TSA suspensions, difficulties in managing capacity, changes in manufacturing efficiencies, difficulties in obtaining covenant amendments in our existing financing agreements and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our credit facility with The CIT Group/Business Credit, Inc. carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At December 30, 2001, there were $20,000 in outstanding borrowings under the working capital line provided by the credit facility. Our variable rate demand note ("Note") also carries interest rate risk that is generally related to the 91-day U.S. treasury bill interest rate. At December 30, 2001, the outstanding principal amount of the Note was $600,000 which was subject to an interest rate of 1.60%.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At December 30, 2001, we had fixed rate debt of $188,733,000.

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

#10.9 Description of Fiscal Year 2002 Management Bonus Plan of Hutchinson Technology Incorporated.

#10.10 Description of Fiscal Year 2002 BioMeasurement Division Bonus Plan of Hutchinson Technology Incorporated.

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

(B)  REPORTS ON FORM 8-K:

No Current Reports on Form 8-K were filed by the Company during the thirteen weeks ended December 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HUTCHINSON TECHNOLOGY INCORPORATED


Date:    January 21, 2002             By /s/Wayne M. Fortun
        -----------------------          ---------------------------------------
                                         Wayne M. Fortun
                                         President and Chief Executive Officer

Date:    January 21, 2002             By /s/John A. Ingleman
        -----------------------          ---------------------------------------
                                         John A. Ingleman
                                         Vice President, Chief Financial Officer
                                           and Secretary

                                INDEX TO EXHIBITS

      Exhibit
        No.                                                                                                   Page
      -------                                                                                                 ----

        3.1          Restated Articles of Incorporation of HTI, as amended by Articles of Amendment      Incorporated by
                     dated 1/27/88 and as amended by Articles of Amendment dated 1/21/97                 Reference
                     (incorporated by reference to Exhibit 3.1 to HTI's Quarterly Report on Form
                     10-Q for the quarter ended 6/29/97).

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

        10.2         Directors' Retirement Plan effective as of 1/1/92 (incorporated by reference        Incorporated by
                     to Exhibit 10.12 to HTI's Annual Report on Form 10-K for the fiscal year ended      Reference
                     9/27/92) and Amendment effective as of 11/19/97 (incorporated by reference to
                     Exhibit 10.5 to HTI's Quarterly Report on Form 10-Q for the quarter ended
                     12/28/97).

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

        10.9         Description of Fiscal Year 2002 Management Bonus Plan of Hutchinson Technology      Filed Electronically
                     Incorporated.

       10.10         Description of Fiscal Year 2002 BioMeasurement Division Bonus Plan of               Filed Electronically
                     Hutchinson Technology Incorporated.