Form 10-K405/A
period 2001-09-30
HUTCHINSON TECHNOLOGY INC
filed 2002-02-01
CIK 772897

This Amendment on Form 10-K/A is being filed for the purpose of amending and restating Note 7 to the Consolidated Financial Statements, filed as part of Item 14(a) of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The only revision being made to the Consolidated Financial Statements and notes thereto which comprise Item 14(a) is to Note 7 of the Notes to Consolidated Financial Statements. In Note 7, the future minimum payments for all operating leases with initial or remaining terms of one year or more subsequent to September 30, 2001 were inadvertently misstated by including only equipment lease obligations and excluding real estate lease obligations. Future minimum payments for operating leases specified in the table in Note 7 therefore have been adjusted to include both real estate lease obligations and equipment lease obligations in the following amendment.

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

                         Commission file number 0-14709

                       Hutchinson Technology Incorporated
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Minnesota                             41-0901840
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. employer identification no.)
     incorporation or organization)

         40 West Highland Park
         Hutchinson, Minnesota                          55350
----------------------------------------    ------------------------------------
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

                                                        2001      2000
                                                       -------   -------
       Raw materials.................................  $ 5,965   $ 9,129
       Work in process...............................    5,836     9,680
       Finished goods................................    9,392    13,707
                                                       -------   -------
                                                       $21,193   $32,516
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

       Buildings..........................................  25 to 35 years
       Leasehold Improvements.............................   5 to 10 years
       Equipment..........................................    2 to 8 years

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

                                                               2001       2000      1999
                                                             --------   --------   -------
       Net income (loss) available to common shareholders..  $(56,277)  $(73,612)  $17,638
                                                             --------   --------   -------
       Weighted average common shares outstanding.........     24,959     24,779    22,958
       Dilutive potential common shares...................         --         --       617
                                                             --------   --------   -------
       Weighted average common and diluted shares
        outstanding......................................      24,959     24,779    23,575
                                                             ========   ========   =======
       Basic earnings (loss) per share....................   $  (2.25)  $  (2.97)  $  0.77
       Diluted earnings (loss) per share..................   $  (2.25)  $  (2.97)  $  0.75

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

     Future minimum payments for all operating leases and capital leases with initial or remaining terms of one year or more subsequent to September 30, 2001 are as follows:


                                                          OPERATING   CAPITAL
                                                           LEASES     LEASES
                                                          ---------   -------
       2002.............................................   $14,381    $ 8,564
       2003.............................................    10,174      7,046
       2004.............................................     5,295         --
       2005.............................................     2,748         --
       2006 and thereafter..............................    10,005         --
                                                           -------    -------
       Total minimum lease payments.....................   $42,603     15,610
                                                           =======
       Amount representing interest.....................               (2,194)
                                                                      -------
       Present value of minimum lease payments..........              $13,416
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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on January 30, 2002.


                 HUTCHINSON TECHNOLOGY INCORPORATED

                 By /s/ Wayne M. Fortun
                    -----------------------------------------------------
                 Wayne M. Fortun
                 President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 30, 2002.


                 /s/ Wayne M. Fortun
                 --------------------------------------------------------
                 Wayne M. Fortun, President and Chief Executive Officer (Principal Executive Officer) and Director

                 /s/ John A. Ingleman
                 --------------------------------------------------------
                 John A. Ingleman, Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

                 /s/ W. Thomas Brunberg
                 --------------------------------------------------------
                 W. Thomas Brunberg, Director

                 /s/ Archibald Cox, Jr.
                 --------------------------------------------------------
                 Archibald Cox, Jr., Director

                 /s/ Jeffrey W. Green
                 --------------------------------------------------------
                 Jeffrey W. Green, Director

                 /s/ Russell Huffer
                 --------------------------------------------------------
                 Russell Huffer, Director

                 /s/ R. Frederick McCoy, Jr.
                 --------------------------------------------------------
                 R. Frederick McCoy, Jr., Director

                 /s/ William T. Monahan
                 --------------------------------------------------------
                 William T. Monahan, Director

                 /s/ Richard B. Solum
                 --------------------------------------------------------
                 Richard B. Solum, Director