Form 10-Q
period 2002-03-31
HUTCHINSON TECHNOLOGY INC
filed 2002-05-01
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         MARCH 31, 2002
                               -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------

Commission File Number       0-14709
                       -------------------------------------

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

As of April 25, 2002 the registrant had 25,328,648 shares of Common Stock issued and outstanding.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                       HUTCHINSON TECHNOLOGY INCORPORATED
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                             (Dollars in thousands)

                                                             March 31,      September 30,
                                                               2002              2001
                                                             ---------      -------------
ASSETS
Current assets:
   Cash and cash equivalents                                 $  93,763        $ 113,313
   Securities available for sale                               133,222          131,454
   Trade receivables, net                                       40,093           43,747
   Other receivables                                             3,833            2,878
   Inventories                                                  26,456           21,193
   Prepaid taxes and other                                      12,946            9,615
                                                             ---------        ---------
         Total current assets                                  310,313          322,200
Property, plant and equipment, net                             198,674          211,262
Deferred tax assets                                             51,498           51,410
Other assets (Note 7)                                           31,882           10,068
                                                             ---------        ---------
                                                             $ 592,367        $ 594,940
                                                             =========        =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Current portion of capital lease obligation               $   8,631        $  10,808
   Current maturities of long-term debt                         17,793           17,791
   Accounts payable and accrued expenses                        30,562           30,168
   Accrued compensation                                         19,095           16,359
                                                             ---------        ---------
         Total current liabilities                              76,081           75,126
Capital lease obligation                                         1,034            2,608
Long-term debt, less current maturities                         16,714           25,693
Convertible subordinated notes                                 150,000          150,000
Other long-term liabilities                                      2,275            3,247
Shareholders' investment:
   Common stock, $.01 par value, 45,000,000 shares
      authorized, 25,310,000 and 25,171,000 issued and
      outstanding                                                  253              252
   Additional paid-in capital                                  368,929          366,590
   Accumulated deficit                                         (22,919)         (28,576)
                                                             ---------        ---------
         Total shareholders' investment                        346,263          338,266
                                                             ---------        ---------
                                                             $ 592,367        $ 594,940
                                                             =========        =========

See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (In thousands, except per share data)

                                           Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                         ------------------------      ------------------------
                                         March 31,      March 25,      March 31,      March 25,
                                           2002           2001           2002           2001
                                         ---------      ---------      ---------      ---------
Net sales                                $  91,499      $  95,737      $ 184,216      $ 214,651

Cost of sales                               73,304         89,934        144,801        188,954
                                         ---------      ---------      ---------      ---------

   Gross profit                             18,195          5,803         39,415         25,697

Research and development expenses            4,254          5,493          8,785         12,001

Selling, general and
   administrative expenses                  11,453         12,776         23,749         25,528

Asset impairment and other (Note 2)             --          2,364             --          2,364

Legal expense reimbursement (Note 9)            --             --         (2,632)            --
                                         ---------      ---------      ---------      ---------

   Income (loss) from operations             2,488        (14,830)         9,513        (14,196)

Interest expense                            (3,517)        (3,992)        (7,121)        (7,965)

Other income, net                            2,049          3,678          4,263          7,811
                                         ---------      ---------      ---------      ---------

   Income (loss) before income taxes         1,020        (15,144)         6,655        (14,350)

Provision (benefit) for income taxes           153         (1,514)           998         (1,435)
                                         ---------      ---------      ---------      ---------

   Net income (loss)                     $     867      $ (13,630)     $   5,657      $ (12,915)
                                         =========      =========      =========      =========

Basic earnings (loss) per share          $    0.03      $   (0.55)     $    0.22      $   (0.52)
Diluted earnings (loss) per share        $    0.03      $   (0.55)     $    0.22      $   (0.52)

Weighted average common shares
   outstanding                              25,304         24,869         25,263         24,859

Weighted average common and diluted
   shares outstanding                       25,667         24,869         25,594         24,859


See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)

                                                                          Twenty-Six Weeks Ended
                                                                         ------------------------
                                                                         March 31,      March 25,
                                                                            2002          2001
                                                                         ---------      ---------
Operating activities:
   Net income (loss)                                                     $   5,657      $ (12,915)
   Adjustments to reconcile net income (loss) to cash
      provided by operating activities:
         Depreciation and amortization                                      29,957         46,151
         Deferred taxes                                                       (197)          (689)
         Change in operating assets and liabilities (Note 8)               (26,464)        10,540
                                                                         ---------      ---------
                    Cash provided by operating activities                    8,953         43,087
                                                                         ---------      ---------

Investing activities:
   Capital expenditures                                                    (16,347)       (16,525)
   Purchases of marketable securities                                     (157,969)       (49,994)
   Sales of marketable securities                                          156,201         76,153
                                                                         ---------      ---------
                    Cash provided by (used for) investing activities       (18,115)         9,634
                                                                         ---------      ---------

Financing activities:
   Repayments of long-term debt                                             (8,977)       (11,519)
   Repayments of capital lease obligation                                   (3,751)        (2,454)
   Net proceeds from issuance of common stock                                2,340            490
                                                                         ---------      ---------
                    Cash used for financing activities                     (10,388)       (13,483)
                                                                         ---------      ---------

Net increase (decrease) in cash and cash equivalents                       (19,550)        39,238

Cash and cash equivalents at beginning of period                           113,313        129,314
                                                                         ---------      ---------

Cash and cash equivalents at end of period                               $  93,763      $ 168,552
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

(3)  BUSINESS AND CUSTOMERS

The Company is the world's leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. The Company also is engaged in the development of products for the medical device market, but does not expect to generate significant revenue during 2002. A breakdown of customer sales is as follows:

                                Thirteen Weeks Ended       Twenty-Six Weeks Ended
                               ----------------------     -----------------------
                               March 31,    March 25,     March 31,     March 25,
Percentage of Net Sales          2002         2001          2002          2001
-----------------------        ---------    ---------     ---------     ---------
Five Largest Customers             83%         91%           78%           93%
   SAE Magnetics, Ltd./TDK         26          23            24            25
   Alps Electric Co., Ltd.         22           9            15            12
   IBM and affiliates              14          18            15            15
   Seagate Technology LLC          13          12            12            14
   Read-Rite Corporation            8          29            12            27

(4) INVENTORIES

All inventories are stated at the lower of first-in, first-out ("FIFO") cost or market. Inventories consisted of the following:

                      March 31,    September 30,
                         2002          2001
                      ---------    -------------
Raw materials          $ 7,090        $ 5,965
Work in process          6,073          5,836
Finished goods          13,293          9,392
                       -------        -------
                       $26,456        $21,193
                       =======        =======

(5)  NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available for common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:

                                                             Twenty-Six Weeks Ended
                                                             -----------------------
                                                             March 31,     March 25,
                                                               2002           2001
                                                             -------       --------
Net income (loss) available for common shareholders          $ 5,657       $(12,915)
                                                             -------       --------
Weighted average common shares outstanding                    25,263         24,859
Dilutive potential common shares                                 331             --
                                                             -------       --------
Weighted average common and diluted shares outstanding        25,594         24,859
                                                             =======       ========

Basic earnings (loss) per share                              $  0.22       $  (0.52)
Diluted earnings (loss) per share                            $  0.22       $  (0.52)

Potential common shares of 5,291,000, relating to the Company's outstanding convertible subordinated notes, were excluded from the computation of diluted earnings per share for the twenty-six weeks ended March 31, 2002 and March 25, 2001, as inclusion of these shares would have been antidilutive. Potential common shares of 277,000 relating to the Company's outstanding stock options, were excluded from the computation of diluted loss per share for the twenty-six weeks ended March 25, 2001, as inclusion of these shares would have been antidilutive.

(6)  INCOME TAXES

The following table details the significant components of the Company's deferred tax assets:

                                                       March 31,     September 30,
                                                         2002            2001
                                                       ---------     -------------
Current deferred tax assets:
         Receivable reserves                           $  1,401        $  1,334
         Inventories                                      5,834           6,714
         Accruals and other reserves                      6,417           5,804
         Valuation allowance                             (5,415)         (5,724)
                                                       --------        --------
            Total current deferred tax assets             8,237           8,128
                                                       --------        --------

Long-term deferred tax assets:
         Property, plant and equipment                   15,164          16,115
         Other                                              175              --
         Tax credits                                     14,561          14,316
         Net operating loss carryforwards                71,473          72,237
         Valuation allowance                            (49,875)        (51,258)
                                                       --------        --------
             Total long-term deferred tax assets         51,498          51,410
                                                       --------        --------

Total deferred tax assets                              $ 59,735        $ 59,538
                                                       ========        ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 2002, the Company had unused tax credits and net operating loss carryforwards of $86,034,000, of which $5,525,000 can be carried forward indefinitely and $80,509,000 which expire at various dates through 2021. A valuation allowance of $55,290,000 has been recorded for certain of these deferred tax assets due to the uncertainty of realizing the benefit of certain tax credits and net operating loss carryforwards.

(7)  OTHER ASSETS

During the second quarter of 2002, the Company prepaid $26,000,000 related to a technology and development agreement. The prepayment of these expenses has been included in "Other assets" on the accompanying balance sheet and will be amortized on a straightline basis through 2010.

(8)  SUPPLEMENTARY CASH FLOW INFORMATION

                                                        Twenty-Six Weeks Ended
                                                       -------------------------
                                                       March 31,       March 25,
                                                         2002             2001
                                                       ---------       ---------
 Changes in operating assets and liabilities:
         Receivables, net                               $  2,699        $ 14,012
         Inventories                                      (5,263)          3,999
         Prepaid and other                               (25,675)            389
         Accounts payable and accrued liabilities          2,747          (7,202)
         Other non-current liabilities                      (972)           (658)
                                                        --------        --------
                                                        $(26,464)       $ 10,540
                                                        ========        ========

Cash paid (refunded) for:
         Interest (net of amount capitalized)           $  6,702        $  7,950
         Income taxes                                   $   (425)       $    519

Capitalized interest for the twenty-six weeks ended March 31, 2002 was $507,000 compared to $471,000 for the comparable period in 2001.

(9) LEGAL EXPENSE REIMBURSEMENT

During the first quarter of 2002, the Company recorded a one-time increase to operating income of $2,632,000 as a result of a reimbursement of legal expenses from a third party and insurance proceeds related to litigation defense costs. The reimbursement of legal expenses is to be paid in installments through 2006 and is recorded at the net present value of the remaining payments.

(10)  LEGAL CONTINGENCIES

On October 10, 2001, Ronald A. Smith & Associates commenced a lawsuit against the Company in the United States District Court for the Northern District of California. The lawsuit alleges that certain manufacturing systems the Company uses infringe one patent. The lawsuit requests damages, including treble damages, attorneys' fees and an injunction against the Company. Management of the Company is unable to estimate at this time the possible loss that potentially could result from this lawsuit.

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

(11)  OTHER MATTERS

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

On October 10, 2001, the United States announced it would appeal the WTO decision because it believed the decision was in error. On January 14, 2002, the WTO Appellate Body confirmed the WTO dispute settlement panel findings. To date, the United States has not proposed any legislative changes to EIE. In the interim, the EIE provisions continue to apply to companies in the United States. The Company expects to obtain a net EIE benefit similar to that previously earned under the FSC provisions.

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

Since 1999, improvements in data density of disk drives, which outpaced disk drive storage capacity requirements, have enabled disk drive manufacturers to reduce their costs by using fewer components, including suspensions, in each drive. Shifts in our position in the marketplace have also, to a lesser extent, decreased demand for our products. Slower growth of disk drive storage demand and a weaker global economy also decreased demand for our products in 2001. Results for 1999, 2000 and 2001, therefore, did not show the results we expected, as unit shipments declined from 583 million in 1999 to 420 million in 2001. Our unit shipments of suspension assemblies for the second quarter of 2002 were 95 million, comparable to the levels we saw in the four preceding quarters.

In our fourth quarter of 2001, our long-term forecast of suspension assembly demand decreased significantly due to long-term industry forecasts reflecting slower growth projections for disk drive storage demand. We believe this is due to a weaker global economy, consumer uncertainty, and a potential trend toward higher utilization of current storage capacity. We continue to have limited visibility for future demand.

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

Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as

o    changes in demand
o    product mix
o    selling prices
o    the level of utilization of our production capacity
o increases in production and engineering costs associated with production of new products
o    manufacturing yields
o    changes in the cost of materials

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

We typically allow customers to change or cancel orders on short notice without penalty. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our "just-in-time" inventory hubs, rather than on order backlog. Customers typically prefer a dual source supply and, therefore, they allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.

In addition to increases in suspension assembly demand, improvements to our operating margins depend, in part, on the successful management of our corporate infrastructure, our suspension assembly production capacity and our workforce. During the past three years, we consolidated some of our manufacturing operations to make better use of existing equipment and support staff across all of our plants and to reduce costs. As part of our efforts to improve our operating margins through reduced costs and improved efficiency, we reduced our overall employment level from 7,701 at the end of 1999 to 3,377 at the end of the second quarter of 2002, through workforce reductions and managed attrition.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 31, 2002 VS. THIRTEEN WEEKS ENDED MARCH 25, 2001.

Net sales for the thirteen weeks ended March 31, 2002 were $91,499,000, a decrease of $4,238,000 or 4% from the comparable period in 2001. Suspension assembly sales decreased $7,575,000 compared to the thirteen weeks ended March 25, 2001, primarily due to declining average selling prices for suspension assemblies and a slight decrease in suspension assembly sales volume. These decreases were partially offset by a $3,708,000 increase in suspension assembly component sales.

Gross profit for the thirteen weeks ended March 31, 2002 was $18,195,000, compared to $5,803,000 for the comparable period in 2001. Gross profit as a percent of net sales increased from 6% to 20%, primarily due to lower depreciation expense of $8,692,000 as a result of lower capital expenditures in 2000 and 2001 and the asset impairment charges recorded in 2000 and 2001, and decreases of $5,073,000 in manufacturing labor and benefits and $2,786,000 in manufacturing support expenses as a result of workforce reductions and productivity improvements. These decreases were offset partially by the reduced net sales noted above and higher manufacturing supplies expenses of $1,090,000.

Research and development expenses for the thirteen weeks ended March 31, 2002 were $4,254,000 compared to $5,493,000 for the thirteen weeks ended March 25, 2001. The decrease was primarily due to customer funding of a portion of advanced suspension assembly development costs. As a percent of net sales, research and development expenses decreased from 6% in the second quarter of 2001 to 4% in the second quarter of 2002.

Selling, general and administrative expenses for the thirteen weeks ended March 31, 2002 were $11,453,000, a decrease of $1,323,000 or 10% from the comparable period in 2001. The decrease was due primarily to lower legal fees, reduced bad debt expenses and lower software training and maintenance costs and, to a lesser extent, reduced labor and benefits expenses, lower depreciation expense and reduced recruitment and relocation expenses. These decreases were partially offset by higher incentive compensation costs. Selling, general and administrative expenses as a percent of net sales were 13% in both the second quarter of 2001 and in the second quarter of 2002.

During the second quarter of 2001, we recorded a charge of $2,364,000 to record severance costs for approximately 350 employees terminated during the quarter. See Note 2, "Asset Impairment and Other", in the notes to the condensed consolidated financial statements.

Interest expense for the thirteen weeks ended March 31, 2002 was $3,517,000, a decrease of $475,000 from the comparable period in 2001, primarily due to reduced interest expense on fewer capitalized leases and a lower amount of outstanding debt.

Other income, net, for the thirteen weeks ended March 31, 2002 was $2,049,000, a decrease of $1,629,000 from the comparable period in 2001. The decrease was primarily due to a decrease in interest income as a result of lower investment yields.

The income tax benefit for the thirteen weeks ended March 31, 2002 was based on an estimated effective tax rate for the fiscal year of 15%, which is below the statutory federal rate primarily due to the benefit derived from the Extraterritorial Income Exclusion provisions related to export of U.S. products.

Net income for the thirteen weeks ended March 31, 2002 was $867,000, compared to a net loss of $13,630,000 for the comparable period in 2001. Excluding the severance costs in the second quarter of 2001, net income as a percent of net sales increased from (12)% for the thirteen weeks ended March 25, 2001 to 1% for the thirteen weeks ended March 31, 2002. Our improved profitability was primarily due to cost reduction efforts completed during 2001.

TWENTY-SIX WEEKS ENDED MARCH 31, 2002 VS. TWENTY-SIX WEEKS ENDED MARCH 25, 2001.

Net sales for the twenty-six weeks ended March 31, 2002 were $184,216,000, a decrease of $30,435,000 or 14% from the comparable period in 2001. Suspension assembly sales decreased $39,052,000 compared to the twenty-six weeks ended March 25, 2001, primarily due to a 16% decrease in suspension assembly sales volume and declining average selling prices for suspension assemblies. These decreases were partially offset by a $8,496,000 increase in suspension assembly component sales.

Gross profit for the twenty-six weeks ended March 31, 2002 was $39,415,000, compared to $25,697,000 for the comparable period in 2001, and gross profit as a percent of net sales increased from 12% to 21%. This increase was primarily due to lower depreciation expense of $16,077,000 as a result of lower capital expenditures in 2000 and 2001 and the asset impairment charges recorded in 2000 and 2001, a $13,651,000 reduction in manufacturing labor and benefits as a result of workforce reductions and productivity improvements, a $6,467,000 reduction in inventory obsolescence costs, and a $5,459,000 reduction of manufacturing support expenses as a result of workforce reductions. These decreases were offset partially by the lower net sales noted above.

Research and development expenses for the twenty-six weeks ended March 31, 2002 were $8,785,000 compared to $12,001,000 for the twenty-six weeks ended March 25, 2001. The decrease was primarily due to customer funding of a portion of advanced suspension assembly development costs. As a percent of net sales, research and development expenses decreased from 6% for the twenty-six weeks ended March 25, 2001 to 5% for the twenty-six weeks ended March 31, 2002.

Selling, general and administrative expenses for the twenty-six weeks ended March 31, 2002 were $23,749,000, a decrease of $1,779,000 or 7% from the comparable period in 2001. The decrease was due primarily to lower professional services fees and reduced labor and benefits expenses and, to a lesser extent, lower bad debt expenses, reduced depreciation and lease expenses, lower travel and training expenses and reduced recruitment and relocation expenses. These decreases were partially offset by higher incentive compensation costs. Selling, general and administrative expenses as a percent of net sales increased from 12% for the twenty-six weeks ended March 25, 2001 to 13% for the twenty-six weeks ended March 31, 2002.

During the second quarter of 2001, we recorded a charge of $2,364,000 to record severance costs for approximately 350 employees terminated during the quarter. See Note 2, "Asset Impairment and Other", in the notes to the condensed consolidated financial statements.

During the first quarter of 2002, we recorded a one-time increase to operating income of $2,632,000 as a result of a reimbursement of legal expenses from a third party and insurance proceeds related to litigation defense costs. See Note 9, "Legal Expense Reimbursement," in the notes to the condensed consolidated financial statements.

Interest expense for the twenty-six weeks ended March 31, 2002 was $7,121,000, a decrease of $844,000 from the comparable period in 2001, primarily due to reduced interest expense on fewer capitalized leases and a lower amount of outstanding debt.

Other income, net, for the twenty-six weeks ended March 31, 2002 was $4,263,000, a decrease of $3,548,000 from the comparable 2001 period. This decrease was primarily due to a decrease in interest income as a result of lower investment yields.

The income tax benefit for the twenty-six weeks ended March 31, 2002 was based on an estimated effective tax rate for the fiscal year of 15%, which is below the statutory federal rate primarily due to the benefit derived from the Extraterritorial Income Exclusion provisions related to export of U.S. products.

Net income for the twenty-six weeks ended March 31, 2002 was $5,657,000, compared to a net loss of $12,915,000 for the comparable period in 2001. Excluding the severance costs in the second quarter of 2001, net income as a percent of net sales, increased from (5)% for the twenty-six weeks ended March 25, 2001 to 3% for the twenty-six weeks ended March 31, 2002. Our improved profitability was primarily due to cost reduction efforts completed during 2001 and the one-time increase to operating income discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents decreased from $113,313,000 at September 30, 2001 to $93,763,000 at March 31, 2002. Our securities available for sale increased from $131,454,000 to $133,222,000 during the same period. Overall, this reflects a $17,782,000 decrease in our cash and cash equivalents and securities available for sale, primarily due to a prepayment of certain expenses related to a technology and development agreement. We generated cash from operating activities of $8,953,000 for the twenty-six weeks ended March 31, 2002.

As of March 31, 2002, our $50,000,000 credit facility had a borrowing base of $38,919,000, secured by our accounts receivable and inventory. Letters of credit outstanding under this facility totaled $7,920,000 as of such date, including $6,610,000 issued in connection with obligations under equipment leases. The amount we can borrow under this credit facility is limited by the levels of our accounts receivable and inventory balances. As of March 31, 2002, $30,981,000 of borrowing capacity remained available to us.

Cash used for capital expenditures totaled $16,347,000 for the twenty-six weeks ended March 31, 2002. We expect total capital expenditures to be approximately $30,000,000 for 2002, to be spent primarily for new program tooling, process capability improvements and new manufacturing technology. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents and securities available for sale.

Certain of our existing financing agreements contain financial covenants and covenants which may restrict our ability to enter into certain types of financing. As of March 31, 2002, we were in compliance with all such covenants. Existing economic and industry conditions have resulted in a slower projected growth rate for suspension assembly demand for the foreseeable future. If these conditions continue in 2002, we may be out of compliance with certain financial covenants included in our financing arrangements at the end of our 2002 third quarter. We currently believe that we will be successful in obtaining any necessary amendment on terms acceptable to us. If, however, we are not in compliance with financial covenants in our financing agreements at the end of any quarter or cannot obtain amendments, our future financial results and liquidity could be materially adversely affected.

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

MARKET TRENDS AND CERTAIN CONTINGENCIES

(a) MARKET TRENDS

We expect the expanding use of enterprise computing and storage, personal computers, increasingly complex software and the emergence of new applications for disk storage, such as digital video recording, gaming consoles, digital cameras and other consumer applications, will increase disk drive demand and therefore, suspension demand, in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Improvements in data density of disk drives, extending from the desktop market to server drives, have reduced unit shipments of suspension assemblies since the third quarter of 1999. We expect that our suspension assembly shipments will remain relatively flat for the foreseeable future until some combination of the following events occurs: average suspension assembly counts within disk drives stabilize or increase, or overall disk drive demand growth increases, or our share of certain drive programs increases.

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

The continual pursuit of increasing data density and lower storage costs are leading to further adoption of value-added features for TSA suspensions, such as headlifts, limiters, static dissipative coating and switch shunts. Static dissipative coating and switch shunts helps our customers prevent damage to the sensitive recording heads by reducing the risk of electrostatic discharge. TSA suspensions also allow for dual stage actuation, which incorporates a second stage actuator on a suspension to improve head positioning over increasingly tighter data tracks. Additionally, TSA suspensions can be configured to allow for attachment of preamplifiers near the head to improve data transfer signals.

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

(b) CONTINGENCIES

On October 10, 2001, Ronald A. Smith & Associates commenced a lawsuit against us in the United States District Court for the Northern District of California. The lawsuit alleges that certain manufacturing systems we use infringe one patent. The lawsuit requests damages, including treble damages, attorneys' fees and an injunction against us. We are unable to estimate at this time the possible loss that potentially could result from this lawsuit.

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

On October 10, 2001 the United States announced it would appeal the WTO decision because it believed the decision was in error. On January 14, 2002, the WTO Appellate Body confirmed the WTO dispute settlement panel findings. To date, the United States has not proposed any legislative changes to EIE. In the interim, the EIE provisions continue to apply to companies in the United States. We expect to obtain a net EIE benefit similar to that previously earned under the FSC provisions.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our credit facility with The CIT Group/Business Credit, Inc. carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At March 31, 2002, there were $18,000 in outstanding borrowings under the working capital line provided by the credit facility. Our variable rate demand note ("Note") also carries interest rate risk that is generally related to the 91-day U.S. treasury bill interest rate. At March 31, 2002, the outstanding principal amount of the Note was $600,000 which was subject to an interest rate of 1.65%.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At March 31, 2002, we had fixed rate debt of $183,907,000.

We do not enter into derivative or other financial instruments or hedging transactions for trading or speculative purposes. All of our sales transactions are denominated in United States dollars and thus are not subject to risk due to currency exchange fluctuations.

                           PART II. OTHER INFORMATION
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's 36th Annual Meeting of Shareholders held on January 30, 2002, the shareholders of the Company approved the following:

     (a) the election of directors to serve until their successors are duly elected. Each nominated director was elected as follows:

                Director                     Votes For      Votes Withheld
                --------                     ----------     --------------
                W. Thomas Brunberg           24,123,738         102,975
                Archibald Cox, Jr.           24,124,759         101,954
                Wayne M. Fortun              20,967,255       3,259,458
                Jeffrey W. Green             20,969,228       3,257,485
                Russell Huffer               24,125,558         101,155
                R. Frederick McCoy, Jr.      24,123,323         103,390
                William T. Monahan           24,125,478         101,235
                Richard B. Solum             24,124,869         101,844

     (b) a proposal to ratify the appointment of Arthur Andersen LLP to serve as independent public accountants of the Company for the fiscal year ending September 29, 2002. The proposal received 23,923,142 votes for, and 253,145 votes against, ratification. There were 50,426 abstentions and no broker non-votes.

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

 #10.9 Description of Fiscal Year 2002 Management Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.9 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/30/01).

#10.10 Description of Fiscal Year 2002 BioMeasurement Division Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to
         Exhibit 10.10 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/30/01).

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

(B)  REPORTS ON FORM 8-K:

No Current Reports on Form 8-K were filed by the Company during the thirteen weeks ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HUTCHINSON TECHNOLOGY INCORPORATED


Date: April 29, 2002                   By /s/ Wayne M. Fortun
      --------------                      -------------------------------------
                                          Wayne M. Fortun
                                          President and Chief Executive Officer



Date: April 29, 2002                   By /s/ John A. Ingleman
      --------------                      -------------------------------------
                                          John A. Ingleman
                                          Vice President, Chief Financial
                                          Officer and Secretary

                                INDEX TO EXHIBITS

Exhibit
  No.                                                                                      Page
-------                                                                                    -----
3.1      Restated Articles of Incorporation of HTI, as amended by Articles of          Incorporated by
         Amendment dated 1/27/88 and as amended by Articles of Amendment dated         Reference
         1/21/97 (incorporated by reference to Exhibit 3.1 to HTI's Quarterly
         Report on Form 10-Q for the quarter ended 6/29/97).

3.2      Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to          Incorporated by
         HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96) and       Reference
         Amendments to Restated By-Laws of HTI dated 7/19/00 (incorporated by reference to Exhibit 3.2 to HTI's Quarterly Report on Form 10-Q for the
         quarter ended 6/25/00).

4.1 Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange
         Commission upon request copies of instruments with respect to long-term debt.

4.2      Indenture dated as of 3/18/98 between HTI and U.S. Bank National              Incorporated by
         Association, as Trustee (incorporated by reference to Exhibit 4.6 to          Reference
         HTI's Registration Statement on Form S-3, Registration No. 333-50143).

4.3      Purchase Agreement dated 3/12/98 by and among HTI, NationsBanc                Incorporated by
         Montgomery Securities LLC and First Chicago Capital Markets, Inc.             Reference
         (incorporated by reference to Exhibit 4.7 to HTI's Registration
         Statement on Form S-3, Registration No. 333-50143).

4.4      Shelf Registration Agreement dated as of 3/18/98 by and among HTI,            Incorporated by
         NationsBanc Montgomery Securities LLC and First Chicago Capital               Reference
         Markets, Inc. (incorporated by reference to Exhibit 4.8 to HTI's
         Registration Statement on Form S-3, Registration No. 333-50143).

10.1     Office/Warehouse Lease between OPUS Corporation, Lessor, and HTI,             Incorporated by
         Lessee, dated 12/29/95 (incorporated by reference to Exhibit 10.2 to          Reference
         HTI's Quarterly Report on Form 10-Q for the quarter ended 3/24/96), and
         First Amendment to Office/Warehouse Lease dated 4/30/96 (incorporated by reference to Exhibit 10.2 to HTI's Quarterly Report on Form 10-Q for
         the quarter ended 6/23/96).

Exhibit
  No.                                                                                      Page
-------                                                                                    -----
10.2     Directors' Retirement Plan effective as of 1/1/92 (incorporated by            Incorporated by
         reference to Exhibit 10.12 to HTI's Annual Report on Form 10-K for the        Reference
         fiscal year ended 9/27/92) and Amendment effective as of 11/19/97
         (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on
         Form 10-Q for the quarter ended 12/28/97).

10.3     1988 Stock Option Plan (incorporated by reference to Exhibit 10.8 to          Incorporated by
         HTI's Annual Report on Form 10-K for the fiscal year ended 9/25/88),          Reference
         Amendment to the 1988 Stock Option Plan (incorporated by reference to
         Exhibit 10.5 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/26/93), and Amendment to the 1988 Stock Option Plan
         (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on
         Form 10-Q for the quarter ended 3/26/95).

10.4     Patent License Agreement, effective as of 9/1/94, between HTI and             Incorporated by
         International Business Machines Corporation (incorporated by reference        Reference
         to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q/A for the
         quarter ended 6/25/95).

10.5     Lease Agreement between Meridian Eau Claire LLC and HTI, dated 5/1/96         Incorporated by
         (incorporated by reference to Exhibit 10.10 to HTI's Quarterly Report         Reference
         on Form 10-Q for the quarter ended 6/23/96) and First Amendment to
         Lease (incorporated by reference to Exhibit 10.6 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/24/00).

10.6     Master Lease Agreement dated as of 12/19/96 between General Electric          Incorporated by
         Capital Corporation, as Lessor ("GE"), and HTI, as Lessee (incorporated       Reference
         by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q
         for the quarter ended 12/29/96), Amendment dated 6/30/97 to the Master
         Lease Agreement between GE and HTI (incorporated by reference to
         Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97), letter amendment dated 3/5/98 to the Master Lease
         Agreement between GE and HTI (incorporated by reference to Exhibit
         10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended
         3/29/98), letter amendment dated 9/25/98 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's
         Annual Report on Form 10-K for the fiscal year ended 9/27/98), letter amendment dated 1/11/00, effective as of 12/22/99, to the Master Lease
         Agreement between GE and HTI (incorporated by reference to Exhibit 10.1 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/26/99), and letter amendment dated 8/31/00 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.7 to HTI's
         Annual Report on Form 10-K for the fiscal year ended 9/24/00).

Exhibit
  No.                                                                                      Page
-------                                                                                    -----
10.7     Hutchinson Technology Incorporated 1996 Incentive Plan (incorporated by       Incorporated by
         reference to Exhibit 10.12 to HTI's Quarterly Report on Form 10-Q for         Reference
         the quarter ended 12/29/96).

10.8     Hutchinson Technology Incorporated Incentive Bonus Plan (incorporated         Incorporated by
         by reference to Exhibit 10.13 to HTI's Quarterly Report on Form 10-Q          Reference
         for the quarter ended 12/28/97).

10.9     Description of Fiscal Year 2002 Management Bonus Plan of Hutchinson           Incorporated by
         Technology Incorporated (incorporated by reference to Exhibit 10.9 to         Reference
         HTI's Quarterly Report on Form 10-Q for the quarter ended 12/30/01).

10.10    Description of Fiscal Year 2002 BioMeasurement Division Bonus Plan of         Incorporated by
         Hutchinson Technology Incorporated (incorporated by reference to              Reference
         Exhibit 10.10 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/30/01).