Form 10-Q
period 2002-06-30
HUTCHINSON TECHNOLOGY INC
filed 2002-08-08
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 JUNE 30, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------      ----------------------

Commission File Number                       0-14709
                       --------------------------------------------------

                       HUTCHINSON TECHNOLOGY INCORPORATED
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   MINNESOTA                               41-0901840
       ---------------------------------              -------------------
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

As of August 2, 2002 the registrant had 25,350,077 shares of Common Stock issued and outstanding.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS.

                       HUTCHINSON TECHNOLOGY INCORPORATED
               CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                             (Dollars in thousands)


                                                          June 30,    September 30,
                                                            2002          2001
                                                         ----------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                              $ 95,982      $ 113,313
   Securities available for sale                           140,611        131,454
   Trade receivables, net                                   41,653         43,747
   Other receivables                                         3,768          2,878
   Inventories                                              30,916         21,193
   Prepaid taxes and other (Note 8)                         13,004          9,615
                                                          --------      ---------
         Total current assets                              325,934        322,200
Property, plant and equipment, net                         189,739        211,262
Deferred tax assets                                         49,035         51,410
Other assets (Note 8)                                       30,407         10,068
                                                          --------      ---------
                                                          $595,115      $ 594,940
                                                          ========      =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Current portion of capital lease obligation            $  8,437      $  10,808
   Current maturities of long-term debt                     17,793         17,791
   Accounts payable and accrued expenses                    34,802         30,168
   Accrued compensation                                     20,262         16,359
                                                          --------      ---------
         Total current liabilities                          81,294         75,126
Capital lease obligation, less current portion                  13          2,608
Long-term debt, less current maturities                     12,051         25,693
Convertible subordinated notes                             150,000        150,000
Other long-term liabilities                                  1,812          3,247
Shareholders' investment:
   Common stock, $.01 par value, 45,000,000 shares
      authorized, 25,329,000 and 25,171,000 issued and
      outstanding                                              253            252
   Additional paid-in capital                              369,320        366,590
   Accumulated deficit                                     (19,628)       (28,576)
                                                          --------      ---------
         Total shareholders' investment                    349,945        338,266
                                                          --------      ---------
                                                          $595,115      $ 594,940
                                                          ========      =========



See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                     (In thousands, except per share data)



                                                             Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                         ----------------------------           ---------------------------

                                                          June 30,           June 24,            June 30,         June 24,
                                                            2002               2001                2002             2001
                                                         ---------          ---------           ---------         ---------
Net sales                                                $  97,356          $  91,507           $ 281,572         $ 306,158

Cost of sales                                               73,627             86,670             218,428           275,624
                                                         ---------          ---------           ---------         ---------

   Gross profit                                             23,729              4,837              63,144            30,534

Research and development expenses                            4,530              5,554              13,315            17,555

Selling, general and
   administrative expenses                                  13,857             12,318              37,606            37,846

Restructuring charges (Note 2)                                  --                 --                  --             2,364


Legal expense reimbursement (Note 10)                           --                 --              (2,632)               --
                                                         ---------          ---------           ---------         ---------

   Income (loss) from operations                             5,342            (13,035)             14,855           (27,231)

Interest expense                                            (3,259)            (3,890)            (10,380)          (11,855)

Other income, net                                            1,791              3,384               6,054            11,195
                                                         ---------          ---------           ---------         ---------

   Income (loss) before income taxes                         3,874            (13,541)             10,529           (27,891)

Provision (benefit) for income taxes                           583             (2,749)              1,581            (4,184)
                                                         ---------          ---------           ---------         ---------

   Net income (loss)                                     $   3,291          $ (10,792)          $   8,948         $ (23,707)
                                                         =========          =========           =========         =========
Basic earnings (loss) per share                          $    0.13          $   (0.43)          $    0.35         $   (0.95)
Diluted earnings (loss) per share                        $    0.13          $   (0.43)          $    0.35         $   (0.95)

Weighted average common shares
   outstanding                                              25,328             24,966              25,285            24,895
Weighted average common and diluted
   shares outstanding                                       25,480             24,966              25,556            24,895



See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)



                                                      Thirty-Nine Weeks Ended
                                                     -------------------------

                                                     June 30,        June 24,
                                                       2002            2001
                                                     ---------      ----------
Operating activities:
   Net income (loss)                                 $   8,948      $  (23,707)
   Adjustments to reconcile net income (loss) to
      cash provided by operating activities:
         Depreciation and amortization                  46,697          66,987
         Deferred taxes                                  2,395          (4,965)
         Change in operating assets and
           liabilities (Note 9)                        (25,253)         18,044
                                                     ---------      ----------
                    Cash provided by operating
                      activities                        32,787          56,359
                                                     ---------      ----------

Investing activities:
   Capital expenditures                                (25,086)        (23,362)
   Purchases of marketable securities                 (196,366)       (127,929)
   Sales of marketable securities                      187,209         105,723
                                                     ---------      ----------
                    Cash used for investing
                      activities                       (34,243)        (45,568)
                                                     ---------      ----------


Financing activities:
   Repayments of long-term debt                        (13,640)        (16,182)
   Repayments of capital lease obligation               (4,966)         (3,894)
   Net proceeds from issuance of common stock            2,731           1,237
                                                     ---------      ----------
                    Cash used for financing
                      activities                       (15,875)        (18,839)
                                                     ---------      ----------

Net decrease in cash and cash equivalents              (17,331)         (8,048)

Cash and cash equivalents at beginning of
  period                                               113,313         129,314
                                                     ---------      ----------

Cash and cash equivalents at end of period           $  95,982      $  121,266
                                                     =========      ==========


See accompanying notes to condensed consolidated financial statements.

                       HUTCHINSON TECHNOLOGY INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Columnar dollar amounts in thousands except per share amounts)

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

(2)  RESTRUCTURING CHARGES

In the Company's second quarter of 2001, lingering effects of slower holiday season sales of personal computers, concerns about a weak economy, and previous overbuying by businesses, resulted in lower drive demand. This led to the Company's unit shipments for the second quarter of 2001 declining significantly from first quarter levels. In an effort to reduce costs, the Company eliminated approximately 350 positions in manufacturing, development and manufacturing support at all plant sites, resulting in a $2,364,000 charge for severance costs.

(3)  BUSINESS AND CUSTOMERS

The Company is the world's leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. The Company also is engaged in the development and production of products for the medical device market, but does not expect to generate significant revenue during 2002.

A breakdown of customer sales is as follows:

                               Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                            ---------------------------   --------------------------

                             June 30,         June 24,    June 30,         June 24,
Percentage of Net Sales        2002             2001        2002             2001
-----------------------     ----------       ----------   ---------       ----------
Five Largest Customers          86%              94%         80%              93%
   Alps Electric Co., Ltd.      26               10          19               11
   SAE Magnetics, Ltd./TDK      24               31          24               27
   IBM and affiliates           14               15          14               15
   Seagate Technology LLC       14               12          13               13
   Read-Rite Corporation         8               26          10               27


(4) TRADE RECEIVABLES

The Company grants credit to customers, but generally does not require collateral or any other security to support amounts due. Trade receivables of $41,653,000 at June 30, 2002 and $43,747,000 at September 30, 2001 are net of
allowances of $3,814,000 and $3,679,000, respectively.

(5) INVENTORIES

All inventories are stated at the lower of first-in, first-out cost or market. Inventories consisted of the following:



                                                         June 30,    September 30,
                                                           2002           2001
                                                         --------   -------------
Raw materials                                            $  6,638      $   5,965
Work in process                                             5,464          5,836
Finished goods                                             18,814          9,392
                                                         --------      ---------
                                                         $ 30,916      $  21,193
                                                         ========      =========

(6)  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available for common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:


                                                         Thirty-Nine Weeks Ended
                                                         -----------------------
                                                         June 30,      June 24,
                                                           2002          2001
                                                         --------     ---------
Net income (loss) available for common shareholders      $  8,948     $ (23,707)
                                                         --------     ---------

Weighted average common shares outstanding                 25,285        24,895
Dilutive potential common shares                              271            --
                                                         --------     ---------
Weighted average common and diluted shares outstanding     25,556        24,895
                                                         ========     =========
Basic earnings (loss) per share                          $   0.35     $   (0.95)
Diluted earnings (loss) per share                        $   0.35     $   (0.95)



Potential common shares of 5,291,000, relating to the Company's outstanding convertible subordinated notes, were excluded from the computation of diluted earnings per share for the thirty-nine weeks ended June 30, 2002 and June 24, 2001, as inclusion of these shares would have been antidilutive. Potential common shares of 242,000, relating to the Company's outstanding stock options, were excluded from the computation of diluted loss per share for the thirty-nine weeks ended June 24, 2001, as inclusion of these shares would have been antidilutive.

(7)  INCOME TAXES

The following table details the significant components of the Company's deferred tax assets:



                                                    June 30,       September 30,
                                                      2002             2001
                                                  ------------     ------------
Current deferred tax assets:
         Receivable reserves                      $      1,384     $      1,334
         Inventories                                     5,425            6,714
         Accruals and other reserves                     6,629            5,804
         Valuation allowance                            (5,330)          (5,724)
                                                  ------------     ------------
            Total current deferred tax assets            8,108            8,128
                                                  ------------     ------------

Long-term deferred tax assets:
         Property, plant and equipment                  15,888           16,115
         Other                                             161               --
         Tax credits                                    14,684           14,316
         Net operating loss carryforwards               70,167           72,237
         Valuation allowance                           (51,865)         (51,258)
                                                  ------------     ------------
            Total long-term deferred tax assets         49,035           51,410
                                                  ------------     ------------

Total deferred tax assets                         $     57,143     $     59,538
                                                  ============     ============




Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 2002, the Company had unused tax credits and net operating loss carryforwards of $84,851,000, of which $5,525,000 can be carried forward indefinitely and $79,326,000 which expire at various dates through 2021. A valuation allowance of $57,195,000 has been recorded for certain of these deferred tax assets due to the uncertainty of realizing the benefit of certain tax credits and net operating loss carryforwards.

(8)  OTHER ASSETS

During the second quarter of 2002, the Company prepaid $26,000,000 related to a technology and development agreement. As of June 30, 2002, the unamortized portion of the prepayment was $24,413,000, of which $3,174,000 was included in "Prepaid taxes and other" and $21,239,000 was included in "Other assets" on the accompanying balance sheet. The unamortized portion will be amortized on a straightline basis through the remaining term of the agreement which ends in 2010.

(9)  SUPPLEMENTARY CASH FLOW INFORMATION


                                                     Thirty-Nine Weeks Ended
                                                   ----------------------------
                                                     June 30,        June 24,
                                                       2002            2001
                                                   ------------    ------------
Changes in operating assets and liabilities:
         Receivables, net                          $      1,204    $     16,730
         Inventories                                     (9,723)          6,294
         Prepaid and other                              (24,586)            717
         Accounts payable and accrued liabilities         9,287          (4,981)
         Other non-current liabilities                   (1,435)           (716)
                                                   ------------    ------------
                                                   $    (25,253)   $     18,044
                                                   ============    ============
Cash paid (refunded) for:
         Interest (net of amount capitalized)      $      7,553    $     10,094
         Income taxes                              $     (2,731)   $        192


Capitalized interest for the thirty-nine weeks ended June 30, 2002 was $781,000 compared to $730,000 for the comparable period in 2001.

(10) LEGAL EXPENSE REIMBURSEMENT

During the first quarter of 2002, the Company recorded a one-time increase to operating income of $2,632,000 as a result of a reimbursement of legal expenses from a third party and insurance proceeds related to litigation defense costs. The reimbursement of legal expenses is to be paid in installments through 2006 and is recorded at the net present value of the remaining payments.

(11) LEGAL CONTINGENCIES

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

(12) OTHER MATTERS

Over the course of the last two years, the World Trade Organization ("WTO") has ruled that the Foreign Sales Corporation ("FSC") provisions of the United States Internal Revenue Code ("IRC"), and the FSC's replacement provisions contained in The Extraterritorial Income Exclusion Act of 2002 ("ETI") are prohibited export subsidies under the rules of the WTO. Federal legislation recently has been proposed that includes a provision to repeal the ETI. Until the proposed legislation repealing ETI is signed into law, the Company expects to earn a net ETI benefit similar to that previously earned under the FSC provisions of the IRC.

                       HUTCHINSON TECHNOLOGY INCORPORATED
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

Unless otherwise indicated, references to "2003" mean HTI's fiscal year ending September 28, 2003, references to "2002" mean HTI's fiscal year ending September 29, 2002, references to "2001" mean HTI's fiscal year ended September 30, 2001, references to "2000" mean HTI's fiscal year ended September 24, 2000, and references to "1999" mean HTI's fiscal year ended September 26, 1999.

GENERAL

Since the late 1980's, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently sell a variety of suspension assemblies and suspension assembly components based on several standard designs to manufacturers of hard disk drives ("disk drives") and manufacturers of disk drive components (including Alps, Fujitsu, IBM, Innovex, KRP, Read-Rite, SAE, Seagate). Suspension assemblies are a critical component of disk drives and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive and volatile and our results of operations have been adversely affected from time to time due to disk drive industry slowdowns, technological changes that impact suspension assembly demand, shifts in our market share and our customers' market share, production yields and our own product transitions.

Since 1999, improvements in data density of disk drives, which outpaced disk drive storage capacity requirements, have enabled disk drive manufacturers to reduce their costs by using fewer components, including suspensions, in each drive. Shifts in our position in the marketplace had also, to a lesser extent, decreased demand for our products. Slower growth of disk drive storage demand and a weaker global economy also decreased demand for our products in 2001. Consequently, unit shipments declined from 583 million in 1999 to 420 million in 2001. Our unit shipments of suspension assemblies for the third quarter of 2002 were 100 million, slightly higher than the levels we saw in the five preceding quarters.

In our fourth quarter of 2001, our long-term forecast of suspension assembly demand decreased significantly due to long-term industry forecasts reflecting slower growth projections for disk drive storage demand. We believe this is due to a weaker global economy, consumer uncertainty, and a trend toward higher utilization of current storage capacity. We continue to have limited visibility for future demand.

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

Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as

- changes in demand or customer requirements
- product mix
- selling prices
- the level of utilization of our production capacity
- increases in production and engineering costs associated with production of new products
- manufacturing yields and production efficiency
- changes in the cost of raw materials

Our ability to respond to our customers' needs for new products and product features on a timely basis is an important factor in our success. Our dedicated development center enables us to shorten development cycles and achieve high volume output per manufacturing unit more quickly. New products have lower manufacturing yields and are produced in smaller quantities than more mature products. Manufacturing yields generally improve as the product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Because our business is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Small variations in capacity utilization or manufacturing yields generally have a significant impact on gross margins.

We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our "just-in-time" inventory hubs, rather than on order backlog. Customers typically prefer a dual source supply and, therefore, they allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.

In addition to increases in suspension assembly demand, improvements to our operating margins depend, in part, on the successful management of our corporate infrastructure, our suspension assembly production capacity and our workforce. During the past three years, we consolidated some of our manufacturing operations to make better use of existing equipment and support staff across all of our plants and to reduce costs. As part of our efforts to improve our operating margins through reduced costs and improved efficiency, we reduced our overall employment level from 7,701 at the end of 1999 to 3,391 at the end of the third quarter of 2002, through workforce reductions and managed attrition.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 30, 2002 VS. THIRTEEN WEEKS ENDED JUNE 24, 2001.

Net sales for the thirteen weeks ended June 30, 2002 were $97,356,000, an increase of $5,849,000 or 6% from the comparable period in 2001. Suspension assembly component sales increased $3,929,000 compared to the thirteen weeks ended June 24, 2001. Additionally, suspension assembly sales increased $1,406,000, primarily due to a slight increase in suspension assembly sales volume. These increases were partially offset by a decline in average selling prices for suspension assemblies.

Gross profit for the thirteen weeks ended June 30, 2002 was $23,729,000, compared to $4,837,000 for the comparable period in 2001. Gross profit as a percent of net sales increased from 5% to 24%, primarily due to a $13,043,000 reduction in costs of goods sold. Productivity improvements generated a

$5,189,000 reduction in cost of goods sold, manufacturing labor and benefits expense was lowered by $3,989,000 as a result of workforce reductions, and depreciation expense was reduced by $3,519,000 as a result of the asset impairment charges recorded in 2001 and lower capital expenditures in 2001 and 2002.

Research and development expenses for the thirteen weeks ended June 30, 2002 were $4,530,000 compared to $5,554,000 for the thirteen weeks ended June 24, 2001. The majority of the decrease was due to customer funding of a portion of advanced suspension assembly development costs. As a percent of net sales, research and development expenses decreased from 6% in the third quarter of 2001 to 5% in the third quarter of 2002.

Selling, general and administrative expenses for the thirteen weeks ended June 30, 2002 were $13,857,000, an increase of $1,539,000 or 12% from the comparable period in 2001. The increase was due primarily to a $1,768,000 increase in incentive compensation costs and a $709,000 increase in bad debt expenses, partially offset by a $539,000 reduction in legal fees. Selling, general and administrative expenses as a percent of net sales increased from 13% in the third quarter of 2001 to 14% in the third quarter of 2002.

Interest expense for the thirteen weeks ended June 30, 2002 was $3,259,000, a decrease of $631,000 from the comparable period in 2001, primarily due to reduced interest expense on a lower amount of outstanding debt and fewer capitalized leases.

Other income, net, for the thirteen weeks ended June 30, 2002 was $1,791,000, a decrease of $1,593,000 from the comparable period in 2001. The decrease was primarily due to a decrease in interest income as a result of lower investment yields.

The income tax benefit for the thirteen weeks ended June 30, 2002 was based on an estimated effective tax rate for the fiscal year of 15%, which is below the statutory federal rate primarily due to the benefit derived from the Extraterritorial Income Exclusion provisions related to export of U.S. products.

Net income for the thirteen weeks ended June 30, 2002 was $3,291,000, compared to a net loss of $10,792,000 for the comparable period in 2001. Our improved profitability was primarily due to cost reduction efforts completed during 2001 and productivity improvements in 2002. Net income as a percent of net sales increased from (12)% for the thirteen weeks ended June 24, 2001 to 3% for the thirteen weeks ended June 30, 2002.

THIRTY-NINE WEEKS ENDED JUNE 30, 2002 VS. THIRTY-NINE WEEKS ENDED JUNE 24, 2001.

Net sales for the thirty-nine weeks ended June 30, 2002 were $281,572,000, a decrease of $24,586,000 or 8% from the comparable period in 2001. Suspension assembly sales decreased $37,646,000 compared to the thirty-nine weeks ended June 24, 2001, primarily due to a 10% decrease in suspension assembly sales volume and declining average selling prices for suspension assemblies. These decreases were partially offset by a $12,425,000 increase in suspension assembly component sales.

Gross profit for the thirty-nine weeks ended June 30, 2002 was $63,144,000, compared to $30,534,000 for the comparable period in 2001, and gross profit as a percent of net sales increased from 10% to 22%, primarily due to a $57,196,000 reduction in costs of goods sold. Depreciation expense was lowered by $19,596,000 as a result of the asset impairment charges recorded in 2001 and lower capital expenditures in 2001 and 2002. Manufacturing labor and benefits expenses were reduced by $17,640,000 as a result of workforce reductions and productivity improvements, manufacturing support expenses were lowered by $6,926,000 as a result of workforce reductions and decreased depreciation, and yield improvements generated a $6,376,000 reduction in inventory scrap costs. These improvements were offset partially by the lower net sales noted above.

Research and development expenses for the thirty-nine weeks ended June 30, 2002 were $13,315,000 compared to $17,555,000 for the thirty-nine weeks ended June 24, 2001. The decrease was primarily due to customer funding of a portion of advanced suspension assembly development costs. As a percent of net sales, research and development expenses decreased from 6% for the thirty-nine weeks ended June 24, 2001 to 5% for the thirty-nine weeks ended June 30, 2002.

Selling, general and administrative expenses for the thirty-nine weeks ended June 30, 2002 were $37,606,000, a decrease of $240,000 or 1% from the comparable period in 2001. The decrease was due primarily to a $1,315,000 reduction in professional services fees and a $812,000 reduction in labor and benefits expenses and, to a lesser extent, lower depreciation and lease expenses, reduced travel and training expenses and lower recruitment and relocation expenses. These decreases were partially offset by a $3,428,000 increase in incentive compensation costs. Selling, general and administrative expenses as a percent of net sales increased from 13% for the thirty-nine weeks ended June 24, 2001 to 14% for the thirty-nine weeks ended June 30, 2002.

During the second quarter of 2001, we recorded a charge of $2,364,000 to record severance costs for approximately 350 employees terminated during the quarter. See Note 2, "Restructuring Charges", in the notes to the condensed consolidated financial statements.

During the first quarter of 2002, we recorded a one-time increase to operating income of $2,632,000 as a result of a reimbursement of legal expenses from a third party and insurance proceeds related to litigation defense costs. See Note 10, "Legal Expense Reimbursement," in the notes to the condensed consolidated financial statements.

Interest expense for the thirty-nine weeks ended June 30, 2002 was $10,380,000, a decrease of $1,475,000 from the comparable period in 2001, primarily due to reduced interest expense on fewer capitalized leases and a lower amount of outstanding debt.

Other income, net, for the thirty-nine weeks ended June 30, 2002 was $6,054,000, a decrease of $5,141,000 from the comparable period in 2001. This decrease was primarily due to a decrease in interest income as a result of lower investment yields.

The income tax benefit for the thirty-nine weeks ended June 30, 2002 was based on an estimated effective tax rate for the fiscal year of 15%, which is below the statutory federal rate primarily due to the benefit derived from the Extraterritorial Income Exclusion provisions related to export of U.S. products.

Net income for the thirty-nine weeks ended June 30, 2002 was $8,948,000, compared to a net loss of $23,707,000 for the comparable period in 2001. Our improved profitability was primarily due to cost reduction efforts completed during 2001, productivity improvements in 2002, and the one-time increase to operating income discussed above. Excluding the one-time increase to operating income in the first quarter of 2002 and the severance costs in the second quarter of 2001, net income as a percent of net sales, increased from (7)% for the thirty-nine weeks ended June 24, 2001 to 2% for the thirty-nine weeks ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents decreased from $113,313,000 at September 30, 2001 to $95,982,000 at June 30, 2002. Our securities available for sale increased from $131,454,000 to $140,611,000 during the same period. Overall, this reflects a $8,174,000 decrease in our cash and cash equivalents and securities available for sale, primarily due to a prepayment of certain expenses made in the second quarter of 2002 related to a technology and development agreement. We generated cash from operating activities of $32,787,000 for the thirty-nine weeks ended June 30, 2002.

As of June 30, 2002, our $50,000,000 credit facility had a borrowing base of $42,898,000, secured by our accounts receivable and inventory. Letters of credit outstanding under this facility totaled $6,215,000 as of such date, including $5,109,000 issued in connection with obligations under equipment leases. The amount we can borrow under this credit facility is limited by the levels of our accounts receivable and inventory balances. As of June 30, 2002, $36,665,000 of borrowing capacity remained available to us.

Cash used for capital expenditures totaled $25,086,000 for the thirty-nine weeks ended June 30, 2002. We expect total capital expenditures to be approximately $30,000,000 for 2002, to be spent primarily for new program tooling, process capability improvements and new manufacturing technology. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents and securities available for sale.

Certain of our existing financing agreements contain financial covenants and covenants which may restrict our ability to enter into certain types of financing. As of June 30, 2002, we were in compliance with all such covenants. If, however, we are not in compliance with financial covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.

We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations and credit facility will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through 2003. We will pursue additional debt or equity financing to supplement our current capital resources if needed beyond 2003. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all, if needed.

MARKET TRENDS AND CERTAIN CONTINGENCIES

(a) MARKET TRENDS

We expect the expanding use of enterprise computing and storage, personal computers, increasingly complex software and the emergence of new applications for disk storage, such as digital video recording, gaming consoles, digital cameras and other consumer applications, will increase disk drive demand and therefore, suspension demand, in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Improvements in data density of disk drives, extending from the desktop market to server drives, have reduced unit shipments of suspension assemblies since the third quarter of 1999. We expect that our suspension assembly shipments will remain relatively flat for the foreseeable future until some combination of the following events occurs: average suspension assembly counts within disk drives stabilize or increase, or overall disk drive demand growth increases, or our share of certain drive programs increases, or our share at certain customers increases.

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

The continual pursuit of increasing data density and lower storage costs are leading to further adoption of value-added features for TSA suspensions, such as extended arms, headlifts, limiters, static dissipative coating and switch shunts. TSA suspensions also allow for dual stage actuation, which incorporates a second stage actuator on a suspension to improve head positioning over increasingly tighter data tracks. Additionally, TSA suspensions can be configured to allow for attachment of preamplifiers near the head to improve data transfer signals.

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

(c)  OTHER MATTERS

Over the course of the last two years, the World Trade Organization ("WTO") has ruled that the Foreign Sales Corporation ("FSC") provisions of the United States Internal Revenue Code ("IRC"), and the FSC's replacement provisions contained in The Extraterritorial Income Exclusion Act of 2002 ("ETI") are prohibited export subsidies under the rules of the WTO. Federal legislation recently has been proposed that includes a provision to repeal the ETI. Until the proposed legislation repealing ETI is signed into law, we expect to earn a net ETI benefit similar to that previously earned under the FSC provisions of the IRC.

FORWARD-LOOKING STATEMENTS

The statements above, under the headings "General" and "Market Trends and Certain Contingencies", about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, manufacturing capacity and yields, selling prices and adoption of new product features, and the statements above, under the heading "Liquidity and Capital Resources", about capital expenditures and capital resources are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including slower or faster customer acceptance and adoption of new product features, fluctuating order rates, faster or slower improvements in disk drive data densities which affect suspension assembly demand, changes in market consumption of disk drives or suspension assemblies, difficulties in producing our TSA suspensions, difficulties in managing capacity, changes in manufacturing efficiencies and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our credit facility with The CIT Group/Business Credit, Inc. carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At June 30, 2002, there were $18,000 in outstanding borrowings under the working capital line provided by the credit facility. Our variable rate demand note ("Note") also carries interest rate risk that is generally related to the 91-day U.S. treasury bill interest rate. At June 30, 2002, the outstanding principal amount of the Note was $400,000 which was subject to an interest rate of 1.25%.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At June 30, 2002, we had fixed rate debt of $179,444,000.

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

99       Certification under Section 906 of the Sarbanes-Oxley Act of 2002

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

(B)  REPORTS ON FORM 8-K:

We filed a Current Report on Form 8-K dated June 13, 2002 reporting, under Item 4 ("Changes in Registrant's Certifying Accountant") of Form 8-K, the discontinuation of the engagement of Arthur Andersen LLP as our independent auditors and the engagement of Deloitte & Touche LLP as our independent auditors for the fiscal year ending September 29, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUTCHINSON TECHNOLOGY INCORPORATED


Date:        August 6, 2002          By /s/Wayne M. Fortun
     ---------------------------        --------------------------------------
                                        Wayne M. Fortun
                                        President and Chief Executive Officer



Date:        August 6, 2002          By /s/John A. Ingleman
     ---------------------------        --------------------------------------
                                        John A. Ingleman
                                        Vice President, Chief Financial Officer
                                        and Secretary

                               INDEX TO EXHIBITS

Exhibit
  No.                                                              Page
-------                                                          --------

  3.1    Restated Articles of Incorporation of HTI, as         Incorporated by
         amended by Articles of Amendment dated 1/27/88 and    Reference
         as amended by Articles of Amendment dated 1/21/97
         (incorporated by reference to Exhibit 3.1 to HTI's
         Quarterly Report on Form 10-Q for the quarter ended
         6/29/97).

  3.2    Restated By-Laws of HTI (incorporated by reference    Incorporated by
         to Exhibit 3.2 to HTI's Quarterly Report on Form      Reference
         10-Q for the quarter ended 12/29/96) and Amendments to Restated By-Laws of HTI dated 7/19/00
         (incorporated by reference to Exhibit 3.2 to HTI's
         Quarterly Report on Form 10-Q for the quarter ended
         6/25/00).

  4.1 Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.

  4.2    Indenture dated as of 3/18/98 between HTI and U.S.    Incorporated by
         Bank National Association, as Trustee (incorporated   Reference
         by reference to Exhibit 4.6 to HTI's Registration
         Statement on Form S-3, Registration No. 333-50143).

  4.3    Purchase Agreement dated 3/12/98 by and among HTI,    Incorporated by
         NationsBanc Montgomery Securities LLC and First       Reference
         Chicago Capital Markets, Inc. (incorporated by reference to Exhibit 4.7 to HTI's Registration
         Statement on Form S-3, Registration No. 333-50143).

  4.4    Shelf Registration Agreement dated as of 3/18/98 by   Incorporated by
         and among HTI, NationsBanc Montgomery Securities LLC Reference and First Chicago Capital Markets, Inc.
         (incorporated by reference to Exhibit 4.8 to HTI's
         Registration Statement on Form S-3, Registration No.
         333-50143).

  10.1   Office/Warehouse Lease between OPUS Corporation,      Incorporated by
         Lessor, and HTI, Lessee, Incorporated by dated        Reference
         12/29/95 incorporated by reference to Exhibit 10.2 to HTI's Quarterly Reference Report on Form 10-Q for the quarter ended 3/24/96), and First Amendment to Office/Warehouse Lease dated 4/30/96 (incorporated by reference to Exhibit 10.2 to HTI's Quarterly
         Report on Form 10-Q for the quarter ended 6/23/96).

  10.2   Directors' Retirement Plan effective as of 1/1/92     Incorporated by
         (incorporated by reference Incorporated by 10.2 to    Reference
         Exhibit 10.12 to HTI's Annual Report on Form 10-K for the fiscal year ended Reference 9/27/92) and Amendment effective as of 11/19/97 (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97).

  10.3   1988 Stock Option Plan (incorporated by reference to  Incorporated by
         Exhibit 10.8 to HTI's Incorporated by Annual Report   Reference
         on Form 10-K for the fiscal year ended 9/25/88), Amendment to Reference the 1988 Stock Option Plan
         (incorporated by reference to Exhibit 10.5 to HTI's
         Annual Report on Form 10-K for the fiscal year ended
         9/26/93), and Amendment to the 1988 Stock Option
         Plan (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/26/95).

  10.4   Patent License Agreement, effective as of 9/1/94,     Incorporated by
         between HTI and Incorporated by International         Reference
         Business Machines Corporation (incorporated by reference to Reference Exhibit 10.11 to HTI's
         Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95).

  10.5   Lease Agreement between Meridian Eau Claire LLC and   Incorporated by
         HTI, dated 5/1/96 Incorporated by (incorporated by    Reference
         reference to Exhibit 10.10 to HTI's Quarterly Report on Form Reference 10-Q for the quarter ended
         6/23/96) and First Amendment to Lease (incorporated by reference to Exhibit 10.6 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/24/00).

  10.6   Master Lease Agreement dated as of 12/19/96 between   Incorporated by
         General Electric Capital Corporation, as Lessor       Reference
         ("GE"), and HTI, as Lessee (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96), Amendment dated 6/30/97 to the Master Lease
         Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97), letter amendment dated 3/5/98 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/29/98), letter amendment dated 9/25/98 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit
         10.11 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/27/98), letter amendment dated
         1/11/00, effective as of 12/22/99, to the Master
         Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.1 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/26/99), and letter amendment dated 8/31/00 to the Master Lease
         Agreement between GE and HTI (incorporated by reference to Exhibit 10.7 to HTI's Annual Report on
         Form 10-K for the fiscal year ended 9/24/00).

  10.7   Hutchinson Technology Incorporated 1996 Incentive     Incorporated by
         Plan (incorporated by reference to Exhibit 10.12 to   Reference
         HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96).

  10.8   Hutchinson Technology Incorporated Incentive Bonus    Incorporated by
         Plan (incorporated by Incorporated by reference to    Reference
         Exhibit 10.13 to HTI's Quarterly Report on Form 10-Q for the Reference quarter ended 12/28/97).

  10.9   Description of Fiscal Year 2002 Management Bonus      Incorporated by
         Plan of Hutchinson Technology Incorporated by         Reference
         Incorporated (incorporated by reference to Exhibit
         10.9 to HTI's Quarterly Reference Report on Form
         10-Q for the quarter ended 12/30/01).

  10.10  Description of Fiscal Year 2002 BioMeasurement        Incorporated by
         Division Bonus Plan of Hutchinson Technology          Reference
         Incorporated (incorporated by reference to Exhibit
         10.10 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/30/01).

  99     Certification under Section 906 of the                Filed
         Sarbanes-Oxley Act of 2002                            Electronically