Form 10-K
period 2002-09-29
HUTCHINSON TECHNOLOGY INC
filed 2002-12-18
CIK 772897

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

(Mark One)
[X]            Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended September 29, 2002
                                        or
[ ]          Transition Report Pursuant to Section 13 OR 15(d) of the
                         Securities Exchange Act of 1934
               For the Transition Period From ________ to ________.

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share
                                                            Common Share
                                                            Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was $524,126,195, based on the closing sale price for the registrant's common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of December 5, 2002 the registrant had 25,457,203 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement dated December 18, 2002 for the annual meeting of shareholders to be held January 29, 2003 are incorporated by reference in
Part III.

                           FORWARD-LOOKING STATEMENTS

The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties, including those discussed under "Risk Factors" on pages 9-15 and "Forward-Looking Statements" on page 25 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, we caution you not to place undue reliance on these forward-looking statements.

                                     PART I

              HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES

ITEM 1.  BUSINESS

     When we refer to "we," "us," the "Company" or "HTI," we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to "2003" mean our fiscal year ending September 28, 2003, references to "2002" mean our fiscal year ended September 29, 2002, references to "2001" mean our fiscal year ended September 30, 2001, references to "2000" mean our fiscal year ended September 24, 2000 and references to "1999" mean our fiscal year ended September 26, 1999.

OVERVIEW

     We are the world's leading supplier of suspension assemblies for hard disk drives. Suspension assemblies are critical components of hard disk drives ("disk drives") that hold the recording heads in position above the spinning magnetic disks. We manufacture our suspension assemblies with proprietary technology and processes to precise specifications with very low part-to-part variation. These specifications are critical to maintaining the necessary microscopic clearance between the head and disk and the electrical connectivity between the head and the drive circuitry. We estimate that we produce a majority of all suspension assemblies sold to disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. During 2002, we shipped approximately 398 million suspension assemblies of all types, which we estimate was approximately 55% of all suspension assemblies shipped in that period. We estimate that we gained market share steadily during 2002 and that our market share was approximately 60% at September 29, 2002. We supply nearly all domestic and many foreign-based users of suspension assemblies, including Alps, Fujitsu, IBM and its affiliates, Innovex, Kaifa, Maxtor, Read-Rite, SAE Magnetics/TDK, Samsung, Seagate Technology, Toshiba and Western Digital.

     We incorporated in Minnesota in 1965, and we developed our leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. We have maintained this position through multiple technological transitions in the disk drive industry over the past decade.

     We are focused on continuing to develop suspension assemblies that address the rapidly changing requirements of the disk drive industry. We design our TSA suspension assemblies to satisfy both the electrical connectivity requirements of the disk drive industry as well as the changing market demands and performance standards required by our customers. TSA suspensions incorporate thin electrical conductors in the suspension itself used to connect the recording head to the drive's electronic circuitry. Our TSA suspensions have been widely adopted by the disk drive industry because they have enabled customers to improve yields and throughput, eliminate manufacturing steps and adopt automated assembly processes, all of which lower their overall costs of production and improve production efficiencies. In 2002, we shipped approximately 328 million TSA suspensions. We also sell TSA components to competitors who manufacture TSA suspensions under licensing agreements with us. We believe our TSA suspension has become a disk drive industry standard platform onto which we can integrate additional value-added features currently in production, as well as new features currently in development.

INDUSTRY BACKGROUND

     The expanding use of enterprise computing and storage, personal computers, increasingly complex software and the emergence of new applications for disk storage, such as Internet-related storage and other consumer applications, historically has fueled growth in disk drive shipments. From calendar 1998 to calendar 2000, unit shipments of disk drives grew at a compounded annual growth rate of approximately 18% according to IDC. For calendar 2001, however, IDC estimated that 196 million disk drive units were shipped, a decline of approximately 2% from the prior year. In calendar 2002, IDC estimates that unit shipments of disk drives will rebound somewhat, to 214 million units. We believe the decline in the growth rate of disk drive shipments is due to a worldwide slowdown in information technology spending and a weaker global economy.

     For calendar 2003, IDC estimates that the rebound in disk drive unit shipments that started in 2002 will continue, with shipments growing to 234 million units or 9% over calendar 2002. We expect this return to growth will be stimulated by the expansion of storage-intensive data warehousing, Internet and intranet applications and the increasing use of disk drives for non-computer applications such as digital video recording, information appliances, digital cameras and gaming consoles. Growth in disk drive unit shipments at the end of our fiscal 2002 has contributed to increased demand for suspension assemblies, and we believe continued growth in 2003 will further increase demand for suspension assemblies in the near term.

     Industry transitions in head technology also impact disk drive unit shipment levels and, consequently, demand for suspension assemblies. During past industry transitions, such as from thin film inductive recording heads to magneto-resistive ("MR") and giant magneto-resistive ("GMR") heads, and from nano heads to smaller pico heads, production yields of head and disk drive manufacturers initially were reduced. Because a significant portion of head yield reduction occurs after the head is bonded onto the suspension assembly, low yields at our customers often result in increased demand for suspension assemblies in order to achieve desired disk drive shipment levels. As yields at our customers improved in 1999 and 2000, demand for suspension assemblies decreased. In the latter part of 2002, some of our customers started to transition to higher capacity recording heads, and demand for our products increased due to reduced production yields experienced by these customers.

     The demand for suspension assemblies is influenced primarily by two key factors. First, improvement in data density (the amount of data that can be stored per square inch of disk surface) tends to decrease demand for suspension assemblies. Second, growth in overall disk drive demand tends to increase demand for suspension assemblies. In recent years, data density has improved at a rate faster than overall disk drive storage demand. Therefore, disk drive makers were able to meet the market demand with drives that have fewer disks and related components, including suspension assemblies. As a result, the average number of suspension assemblies required per drive has declined from approximately 4.5 in 1999 to approximately 3.3 in 2000, approximately 2.8 in 2001 and approximately
2.4 in 2002. Our total suspension assembly shipments have decreased from approximately 583 million during 1999 to approximately 488 million in 2000, approximately 420 million in 2001 and approximately 398 million in 2002. We believe that reduced industry-wide suspension assembly demand in 2002 continued primarily due to decreases in component counts in disk drives because of data density improvements. The pace of improvements in data density, however, appears to have slowed and industry-wide suspension assembly demand is expected to decline 9% in 2002 as compared with a decline of 15% from 2000 to 2001. We believe that ongoing technological advances will continue to reduce the average number of suspension assemblies per drive.

     We believe that end user demand for storage capacity will continue to increase as rapidly evolving technology and computer applications continue to require storage devices with increased capacity and functionality. We currently anticipate that overall industry-wide demand for suspension assemblies for the foreseeable future will remain relatively flat until some combination of the following events occurs: average component counts within disk drives stabilize or increase, or overall disk drive demand growth increases. We continually monitor technological developments in the data storage arena and do not believe that technology is experiencing a fundamental shift away from disk drive storage. On an ongoing basis, we review technological threats to the disk drive market and utilize various universities, consortiums and industry participants to provide additional third-party insights. We believe disk drives will remain the dominant data storage technology for the foreseeable future.

     All disk drives incorporate the same basic technology. The principal components of a disk drive are recording disk media, a motor assembly, the control electronics and a head stack assembly. A head stack assembly consists of multiple magnetic recording heads attached by suspension assemblies to the actuator arm. Each disk drive contains from one to six hard disks attached to a motor assembly that rotates the disks at high speeds in extremely close proximity to the magnetic recording heads, each of which is attached to a suspension assembly. In certain low-cost drives, only one side of one disk is used, resulting in the need for only one recording head, and one suspension assembly, in the drive. More typically, each disk in the drive uses both sides and, therefore, two recording heads and two suspension assemblies.

     Suspension assemblies are critical to disk drive performance and reliability. We design our suspension assemblies with a focus on the increasing performance requirements of new disk drives, principally reduced data access time, increased data density, smaller, higher capacity recording heads and technology incorporated in the type of recording head used. Technological advances in disk drives generally require suspension assemblies with specialized design, expanded functionality and greater precision. One of the major determinants of disk drive performance and data storage capacity is the microscopic height at which the magnetic head "flies" above the disk. Suspension assemblies hold the magnetic recording heads in position and are a significant factor in controlling the critical flying height of the head above the disk and maintaining the position of the head on the tracks of data. A typical nominal flying height is less than one millionth of an inch (a sheet of paper is approximately 3,000 millionths of an inch thick).

     Hard disk drive storage capacity increases as data density increases. The disk drive industry has improved data density by lowering the fly height of the recording head, using smaller recording heads with advanced air bearing designs, improving other components such as motors and media and using MR and GMR recording head types. We developed our TSA suspension assemblies, which incorporate electrical conductors in the suspension itself, to enable drive makers to use higher capacity recording heads that allow for increased data density.

PRODUCTS

     We categorize our current products as either suspension assemblies or other products, which consist primarily of etched and stamped components used in connection with, or related to, suspension assemblies.

     The following table shows, for each of 2002, 2001 and 2000, the relative contribution to net sales in millions of dollars and percentages of each product category:

                                           2002             2001             2000
                                       ------------     ------------     ------------
                                       AMOUNT    %      AMOUNT    %      AMOUNT    %
                                       ------   ---     ------   ---     ------   ---
Suspension Assemblies................  $368.1    94%    $397.0    99%    $455.1    99%
Other................................    22.6     6        4.2     1        4.5     1
                                       ------   ---     ------   ---     ------   ---
     Total Net Sales.................  $390.7   100%    $401.2   100%    $459.6   100%
                                       ======   ===     ======   ===     ======   ===

     See Note 12 to the consolidated financial statements contained in Item 15 herein for financial information with respect to our business segments and a distribution of revenue by geographic area for each of 2002, 2001 and 2000. See also Eleven-Year Selected Financial Data.

     During 2002, we shipped approximately 398 million suspension assemblies of all types, including TSA and conventional suspension assemblies. We have developed significant proprietary capabilities in the design and production of suspension assemblies for both current and emerging disk drive designs. We have positioned ourselves in the forefront of industry technology transitions by developing improved suspension assemblies in anticipation of market shifts to new generations of smaller and higher capacity magnetic heads. We have the capability to produce multiple variations of suspension assemblies based on several standard designs. This capability permits us to assist customers' design efforts and to rapidly modify our standard designs to meet the varied and changing requirements of specific customers. To help develop prototype suspension assemblies, we maintain a test laboratory and computerized systems to simulate and analyze suspension assembly designs. Our ability to predict and modify suspension assembly performance is especially important in developing suspension assemblies for high capacity drives and drives with low access times.

     TSA Suspension Assemblies -- The disk drive industry has widely adopted our TSA suspensions. Currently, we estimate that approximately 70% of all suspensions shipped in the industry are TSA suspensions. These suspensions integrate into the suspension thin electrical conductors that connect directly with the recording head. The integral etched copper leads of the TSA suspension are pre-positioned on the suspension assembly from the head region through the length of the suspension and, in some cases, along the actuator. We believe features of our current TSA suspensions, such as extended electrical leads (which were incorporated into approximately 74% of our TSA suspensions in 2002) as well as additional features currently in development, will result in improved yields and increased throughput for our customers. Because of these performance advantages, our TSA suspensions command a higher sale price than our conventional suspensions.

     In 2002, we shipped approximately 328 million TSA suspensions. TSA suspensions accounted for approximately 61% of our 2000 suspension assembly shipments, approximately 74% of our 2001 suspension assembly shipments and approximately 83% of our 2002 suspension assembly shipments. We expect them to account for approximately 80% to 90% of our total suspension assembly shipments during 2003.

     TSA suspension assemblies are adaptable to future developments in disk drive design and manufacturing. The desire for lower overall storage costs has resulted in further value-added features for TSA suspensions, such as static dissipative coatings and switch shunts, which help our customers prevent damage to sensitive recording heads by reducing the risk of electrostatic discharge. Variations of TSA suspension assemblies that we have in development also offer promising solutions to the challenges posed by increasing data density. As the number of data tracks per disk increases to achieve increased data density, recording heads must be positioned above data tracks with more precision than current disk drive technology allows. TSA suspensions allow for dual stage actuation, which incorporates a second stage actuator on a suspension to improve head positioning over increasingly tighter data tracks. Similarly, an increase in data density achieved by increasing the number of data bits recorded per linear inch on each data track will require improved preamplification methods to improve data transfer signals as bit density increases. TSA suspensions can be configured to allow for attachment of preamplifiers near the head to improve transfer signals. We are also developing additional features and variations for other TSA suspension products.

     Conventional Suspension Assemblies -- In 2002, we shipped approximately 70 million conventional suspension assemblies, as compared to 110 million in 2001 and 189 million in 2000. Conventional suspension assemblies accounted for approximately 10% of our total revenue, and approximately 17% of our suspension assembly shipments, in 2002. Conventional suspension assemblies do not provide the electrical connectivity features of a TSA suspension, but rather an electrical circuit must be added by the customer. We expect conventional suspension assemblies to account for approximately 10% to 20% of our total suspension assembly shipments during 2003.

     Other Products -- To further assure customers that the TSA suspensions they require for their products will be readily available when and where they are needed, we manufacture and sell to competitive suspension assembly manufacturers etched and stamped component-level parts, such as flexures and baseplates, for TSA suspensions. In 2002, component sales accounted for approximately 5% of our revenue. We expect our sales of components in 2003 to grow, and account for approximately 5% to 10% of our revenue.

     We have developed a medical device in our BioMeasurement Division that uses an optical technology to measure local, rather than systemic, oxygen saturation of hemoglobin in tissue. The device measures tissue oxygenation non-invasively and painlessly, at various depths, intermittently or continuously and without being affected by motion. During 2002, we obtained regulatory clearance from the United States Food and Drug Administration for our device, called the InSpectra(TM) Tissue Spectrometer system, and sold our first units in the United States. Clinical studies for several significant medical applications are currently in progress to demonstrate the utility and value of the tissue oxygenation metric provided by the device. We intend to continue marketing this device in 2003 to research-oriented customers interested in participating in this clinical evaluation process.

MANUFACTURING

     Our manufacturing strategy focuses on enhancing our ability to reliably produce suspension assemblies in high volume and with the consistent precision and features required by our customers. We have developed advanced process, inspection and measurement systems and automated production equipment. We have adopted an integrated manufacturing approach that closely couples design, tooling and manufacturing, which has facilitated the development, implementation and high-volume production of new suspension assembly products. We believe that our integrated approach gives us a competitive advantage in quickly supplying suspension assembly prototypes and commencing volume manufacturing. This manufacturing approach also allows us to rapidly shift tooling in our suspension assembly production units to respond to fluctuating product mix and thereby minimize the size of our finished goods inventory.

     A suspension assembly consists of three to four components that are laser-welded together. TSA suspension assemblies also incorporate electrical leads which provide electrical connection from the recording head to the disk drive's electronic circuitry. Alignment, adjustment and freedom from imperfections and contaminants are of critical importance. Our products require several manufacturing processes, each dependent on different technical disciplines, to ensure the high degree of precision and process control necessary to meet strict customer tolerances. We have developed sophisticated proprietary manufacturing processes and controls, and related equipment, which are essential to the precision and reliability of our products. The manufacturing processes we employ include photoetching, stamping, automated optical inspection, plasma etching, plating, precision forming, laser welding and ultrasonic cleaning. We require each of the processing steps to meet stringent specifications and controls. We monitor and control these processes through statistical process analysis to track critical parameters and take corrective action as required.

     Our critical raw material needs are available through multiple sources of supply, with the following exceptions. Certain types of photoresist, a liquid compound used in the photoetching process, and the stainless steel, coverlay and copper that meet our strict specifications, are each currently available from only one supplier. To protect against the adverse effect of a short-term supply disruption, we maintain several weeks' supply of these materials.

     Our production processes require the storage, use and disposal of a variety of chemicals that are considered hazardous under applicable federal and state laws. Accordingly, we are subject to a variety of regulatory requirements for the handling of such materials. We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

RESEARCH AND DEVELOPMENT

     We participate in an industry that is subject to rapid technological change, and our ability to remain competitive depends on, among other things, our ability to anticipate and respond to changes and to continue our close working relationships with the engineering staffs of our customers. As a result, we have devoted and will continue to devote substantial resources to product development and process engineering efforts. As of September 29, 2002, we employed 513 engineers and technicians who are responsible for implementing new technologies as well as process and product development and improvements. Expenditures for these activities in 2002, 2001 and 2000 amounted to approximately $40,419,000, $55,826,000 and $53,906,000, respectively. Of those amounts, we classified approximately $17,663,000, $23,241,000 and $21,433,000, respectively, as research and development expenses, with the remainder, relating to quality, engineering and manufacturing support, classified as cost of goods sold.

     Our current research and development efforts are principally directed at continuing to develop our suspension assemblies and related follow-on features to enable ongoing technological advances in the disk drive industry, including changing head size, improved data density, performance standards and electrical connectivity requirements for disk drives, as well as head and drive manufacturing process improvements. Our dedicated Development Center enables us to shorten development cycles and achieve high output per manufacturing unit more quickly.

     We have developed a medical device in our BioMeasurement Division that measures local tissue oxygenation. Our current research and development efforts in the BioMeasurement Division focus on clinical studies to create a body of knowledge about the utility and value of the tissue oxygenation metric for several significant medical applications. In addition, we are continuing to devote engineering resources to ongoing product development. For 2002, 2001 and 2000, research and development expenses were approximately $1,674,000, $3,445,000 and $3,102,000, respectively, for the development of these product opportunities.

CUSTOMERS AND MARKETING

     Our disk drive products are sold principally through our own eighteen-member account management team operating primarily from our headquarters in Hutchinson, Minnesota. Through a subsidiary, we have three account managers and eleven technical representatives in Asia. We sell our suspension assemblies to original equipment manufacturers for use in their products and to subassemblers who sell to original equipment manufacturers. We also sell suspension assembly components to competitors. Our account management team is organized by individual customer and contacts are typically initiated with both the customer's purchasing agents and its engineers. Our engineers and account management team together actively participate in the selling process and in maintaining customer relationships.

     As customers have shifted to build-to-order manufacturing, we have established "just-in-time" (JIT) inventory hubs near the major production centers of certain individual customers to assure that we meet the customers' inventory requirements. During 2002, approximately 63% of our suspension assembly shipments were distributed to our customers in Hong Kong, the People's Republic of China and Thailand through our JIT inventory hubs. In 2002, we added additional JIT inventory hubs in the People's Republic of China and Thailand.

     We are a supplier to nearly all domestic and many foreign-based manufacturers of disk drives and recording heads used in disk drives. The following table shows our five largest customers for 2002 as a percentage of net sales.

SAE Magnetics, Ltd./TDK.....................................    25%
Alps Electric Co., Ltd......................................    21%
Seagate Technology LLC......................................    15%
IBM and affiliates..........................................    13%
Read-Rite Corporation.......................................     9%

     Sales to our five largest customers constituted 83%, 91% and 87% of net sales, respectively, for 2002, 2001 and 2000. Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Maxtor, Samsung, Toshiba and Western Digital, which may purchase recording head assemblies from several different recording head manufacturers that utilize our suspension assemblies.

     We expect to continue to depend upon a limited number of customers for a substantial majority of our sales, given the relatively small number of disk drive and recording head manufacturers. Our results of operations could be adversely affected by reduced requirements of our major customers.

     Sales to foreign-based enterprises totaled $250,478,000, $204,877,000 and $257,324,000 for 2002, 2001 and 2000, respectively. Sales to foreign subsidiaries of United States corporations totaled $109,736,000, $179,756,000 and $155,422,000 for 2002, 2001 and 2000, respectively. The majority of these sales were to the Pacific Rim region. In addition, we have significant sales to United States corporations which use our products in their offshore manufacturing sites.

BACKLOG

     We generally make our sales pursuant to purchase orders rather than long-term contracts. Our backlog of purchase orders was approximately $94,845,000 at September 29, 2002, as compared to $60,874,000 at September 30, 2001. Such purchase orders may be changed or cancelled by customers on short notice. In addition, we believe that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Accordingly, we do not believe that backlog should be considered indicative of sales for any future period.

COMPETITION

     We believe that the principal factors of competition in the suspension assembly market include time to market, product quality, design expertise, customer service, reliability of volume supply and price. We estimate that we produce a majority of all suspension assemblies sold to disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. Our principal competitors are K. R. Precision Co. ("KRP"), Magnecomp Corporation, Nihon Hatsujo Kabusikigaisha ("NHK") and Suncall Corporation. In addition, Fujitsu Limited, a drive manufacturer, fabricates some of its own suspension assemblies for use in some of its own products. The electrical interconnect features of our TSA suspensions also face competition from alternative interconnect technologies, such as deposition circuitry and flexible circuitry, which are being used in drive production. Although we cannot be sure that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies, we believe that the number of entities that have the technical capability and capacity for producing precision suspension assemblies in large volumes will remain small.

     Other types of data storage systems, such as semiconductor (flash) memory, tape memory and optical (DVD and CD) drives, may become competitive with certain disk drive applications, and thereby affect the demand for our products. However, given the current state of the technologies, flash memories are not expected to be price competitive with disk drives, and optical drives and tape memories are inherently much slower than disk drives. Accordingly, we believe that these technologies will not materially impact the market for disk drives in the near future.

INTELLECTUAL PROPERTIES

     We regard much of the equipment, processes, information and knowledge that we generate and use in the manufacture of our products as proprietary and protectable under applicable trade secret, copyright and unfair competition laws. In addition, if we develop manufacturing equipment, products and processes for making products where patents might enhance our position, we have pursued, and we will continue to pursue, patents in the United States and in other countries. As of September 29, 2002, we held 110 United States patents and 15 foreign patents, and we had 52 patent applications pending in the United States and 48 patent applications pending in other countries. Internally, we protect intellectual property and trade secrets through physical security measures at our facilities as well as through non-disclosure and non-competition agreements with all employees, confidentiality policies, and non-disclosure agreements with consultants, strategic suppliers and customers.

     In the past, we have entered into licensing and cross-licensing agreements under certain of our patents and patent applications allowing some of our competitors to produce products similar to ours in return for either royalty payments or cross-license rights. In November 2001, we entered into cross-license agreements with three suspension assembly suppliers enabling each of them to offer customers in the disk drive industry TSA suspension assemblies based on our proprietary technology. The agreements also include cross-licenses to certain existing and future suspension assembly technology.

     From time to time, third parties have asserted patents against us or our customers that may relate to certain of our manufacturing equipment or products or to products that include our products as a component. We also have litigated claims against a competitive supplier alleging infringement of our patents. In addition, some of our customers have been sued on patents having claims closely related to products we sell. We expect that, as the number of patents issued continues to increase, the volume of intellectual property claims could increase.

EMPLOYEES

     As of September 29, 2002, we had 3,336 regular employees, 1,733 of whom were working at our Hutchinson, Minnesota plant, 548 of whom were working at our Sioux Falls, South Dakota plant, 894 of whom were working at our Eau Claire, Wisconsin plant, 137 of whom were working at our Plymouth, Minnesota plant, and 24 of whom were working overseas. The departure of a significant number of our specialized employees who cannot be replaced by comparable personnel would impair our ability to conduct our business. The locations of our plants and the broad span and complexity of technology encompassed by our products and processes limit the number of qualified engineering and other candidates for key positions. We expect that we will continue to use internal training for the development of key employees.

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

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS.

     Our past operating results, and our gross margins, have fluctuated from fiscal period to period. We expect our future operating results and gross margins will continue to fluctuate from fiscal period to period. The following factors may cause these fluctuations:

     - changes in overall demand for our products
     - technological changes that reduce the number of suspension assemblies per drive required by drive makers
     - changes in our manufacturing process, or problems related to our manufacturing process
     - increased costs when we start producing new products, and achieving high-volume production quickly
     - changes in the specific products our customers buy
     - changes in our selling prices
     - changes in utilization of our production capacity
     - changes in our infrastructure costs, and how we control them
     - changes in our manufacturing yields
     - changes in our production efficiency
     - long disruptions in operations at any of our plants for any reason
     - changes in the cost of, or limits on, available materials and labor

     Since 1999, improvements in data density of disk drives have outpaced disk drive storage capacity requirements. This enabled disk drive manufacturers to reduce their costs by using fewer components, including suspension assemblies, in each drive. Shifts in our position in the marketplace had also, to a lesser extent, decreased demand for our products. Slower growth of disk drive storage demand and a weaker global economy also have decreased demand for our products since 2001. Consequently, our suspension assembly shipments declined from 583 million in 1999 to 398 million in 2002. While improvements in data density and slower growth of disk drive storage demand continued to reduce our demand in 2002, improvements in our market position increased our demand in the latter part of 2002. We continue to have limited visibility for future demand. If customer demand for suspension assemblies weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected.

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

     Our selling prices are subject to pricing pressure from our customers and market pressure from our competitors. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product's life cycle. A typical life cycle for our products begins with higher pricing when a product is introduced, decreasing prices when it is mature, and slightly increasing pricing as it is phased out. To offset price decreases during a product's life, we rely primarily on higher sales volume and improving our manufacturing yield and productivity to reduce a product's cost. If we cannot reduce our manufacturing costs as prices decline during our products' life cycles, our business, financial condition and results of operations could be materially adversely affected.

     Many of our products are shipped overseas, specifically to the Pacific Rim region. The income we earn from these products has qualified for favorable tax treatment. If we stop shipping products overseas, or if the tax laws change to eliminate the favorable tax treatment to which this income is subject, our business, financial condition and results of operations could be materially adversely affected.

ALMOST ALL OF OUR SALES DEPEND ON THE DISK DRIVE INDUSTRY.

     Sales of suspension assemblies and suspension assembly components accounted for 99% of our net sales in 2002, 2001 and 2000. The disk drive industry is intensely competitive and technology changes rapidly. The industry's demand for disk drive components also fluctuates. The disk drive industry experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect suppliers to this industry because disk drive manufacturers tend to order more disk drive components than they may need during growth periods, and sharply reduce orders for these components during periods of contraction.

     Industry transitions in head technology also impact disk drive unit shipment levels and, consequently, demand for suspension assemblies. During past industry transitions, such as from thin film inductive recording heads to MR and GMR heads, and from nano heads to smaller pico heads, production yields of head and disk drive manufacturers initially were reduced. Because a significant portion of head yield reduction occurs after the head is bonded onto the suspension assembly, low yields at our customers often result in increased demand for suspension assemblies in order to achieve desired disk drive shipment levels. As yields at our customers improved in 1999 and 2000, demand for suspension assemblies decreased. In the latter part of 2002, some of our customers started to transition to higher capacity recording heads, and demand for our products increased due to reduced production yields experienced by these customers. Our results of operations could be materially adversely affected if the reduction in the industry's component demand continues long-term or a future significant slowdown in the industry occurs.

OUR SALES ARE CONCENTRATED IN A SMALL CUSTOMER BASE.

     Although we supply nearly all domestic and many foreign-based manufacturers of disk drives, and manufacturers of recording heads used in disk drives, sales to our five largest customers constituted 83% of net sales for 2002, 91% of net sales for 2001 and 87% of net sales for 2000. Over the years, the disk drive industry has experienced numerous consolidations. These consolidations have resulted in fewer, but larger, customers for our products. The loss of one or more of our major customers for any reason, including the development by any one customer of the capability to produce suspension assemblies in high volume for their own products, or the failure of a customer to pay their account balance with us, could have a material adverse effect on our results of operations.

TO MEET INDUSTRY REQUIREMENTS, WE MUST DEVELOP AND QUALIFY OUR NEW PRODUCTS AND FEATURES, WHICH MAY INCREASE OUR MANUFACTURING COSTS.

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

     We may need to increase our research and development and engineering expenses to support technological advances and to develop and manufacture new products and product features. We expect these expenses to increase for the following new products:

     - suspension assemblies with higher performance specifications than our customers currently require
     - suspension assemblies that incorporate dual stage actuators to improve head positioning over increasingly tighter data tracks on each disk
     - suspension assemblies on which a preamplifier may be mounted to improve data transfer signals from the disk
     - suspension assemblies for use with new smaller-sized femto heads
     - suspension assemblies that incorporate new materials

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

     We have developed a medical device in our BioMeasurement Division that measures local tissue oxygenation. Studies to demonstrate its utility and value in several significant medical applications are currently in progress. Our efforts, however, to market our product may not generate significant revenue.

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

     The following factors complicate accurate capacity planning for market demand:

     - changes in the specific products our customers buy
     - the pace of technological change
     - variability in our manufacturing yields and productivity

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

     Rapid technological change in the disk drive industry has led to numerous suspension assembly design changes and tighter performance specifications. The resulting suspension assemblies initially are more difficult to manufacture and typically require additional capital expenditures, and may require increased development and support expenses. Manufacturing yields and efficiencies also vary from product to product. Newer products typically have lower initial manufacturing yields and efficiencies as we commence volume manufacturing and thereafter ramp to full production. We cannot be sure that we will attain our output goals and be profitable with regard to any of our suspension assembly products, including TSA suspensions with additional features currently in development.

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

     Our ability to conduct business would be impaired if our workforce were to be unionized or if a significant number of our specialized employees were to leave and we could not replace them with comparable personnel. Our business may be adversely affected if we need to adjust the size of our workforce due to fluctuating demand. The locations of our plants and the broad span and technological complexity of our products and processes limit the number of satisfactory engineering and other candidates for key positions.

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

     We have litigated claims against a competitive supplier alleging infringement of our patents. We could incur substantial costs in other such litigation or other similar legal actions, which could have a material adverse effect on our business, financial condition and results of operations.

WE MAY HAVE DIFFICULTY OBTAINING AN ADEQUATE SUPPLY OF RAW MATERIALS AT REASONABLE PRICES.

     We currently can obtain certain types of photoresist, a liquid compound used in the photoetching process, and the stainless steel, coverlay and copper that meet our strict specifications, from only one supplier of each such material. The supplier of stainless steel periodically resets the price of the product we purchase based on fluctuations in the value of the Japanese yen. When it does so, our costs for raw materials may increase. If we could not obtain the materials referred to above in the necessary quantities, with the necessary quality and at reasonable prices, our business, financial condition and results of operations could be materially adversely affected.

COMPETING TECHNOLOGY MAY REDUCE DEMAND FOR OUR PRODUCTS.

     Certain of our customers are using alternative interconnect technologies that compete with the electrical interconnect features of our TSA suspension assemblies. We cannot be sure that our customers will select TSA suspensions for design into their products instead of alternative interconnect technologies, such as deposition circuitry and flexible circuitry. If our customers accept technologies that compete with TSA suspensions, our business, financial condition and results of operations may be adversely affected.

     Future technological innovations may reduce demand for disk drives. Data storage alternatives that compete with disk drive-based data storage do exist. These storage alternatives include semiconductor (flash) memory, tape memory and optical (DVD and CD) drives. The current core technology for disk drive data storage has been the dominant technology in the industry for many years. This technology could be replaced by an alternate technology in the future. Our business, financial condition and results of operations could be materially adversely affected if the computer industry adopts technology that replaces disk drives as a computer data storage medium.

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

WE MAY NOT BE ABLE TO OBTAIN THE CAPITAL WE NEED TO MAINTAIN OR GROW OUR
BUSINESS.

     While our current capital expenditures are not as high as in previous years, we may need significant funds over the next several years to achieve our long-term strategic objectives, and to maintain and enhance our competitive position. We would likely use these funds for capital expenditures, debt service, research and development and working capital. Our business is highly capital intensive. As we moved from conventional suspension assembly production to high-volume TSA suspension production in 1998 and 1999, we required particularly high levels of capital expenditures, including substantial investments in sophisticated manufacturing technologies and automated production equipment for our suspension assemblies. Our total capital expenditures were approximately $32,000,000 in 2002, $32,000,000 in 2001 and $65,000,000 in 2000.
We entered into capital leases for production equipment with an estimated fair value of approximately $12,400,000 in 2000. We also entered into operating leases for production and other equipment with costs of approximately $5,000,000 in 2002, $7,000,000 in 2001 and $10,000,000 in 2000.

     We currently anticipate spending approximately $50,000,000 during 2003 primarily for new program tooling, process technology and capability improvements and new business systems. We anticipate that we will continue to make similar capital expenditures beyond 2003 to continue to invest in new technologies, production capacity and infrastructure to accommodate anticipated market growth. We will pursue additional debt or equity financing to supplement our current capital resources if needed beyond 2003. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all, if needed.

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

     In addition, certain covenants relating to our existing indebtedness impose certain limitations on additional indebtedness. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures and reduce research and development expenditures. Any such actions could have a material adverse effect on our business, financial condition and results of operations.

SERVICING OUR EXISTING DEBT MAY CONSTRAIN OUR FUTURE OPERATIONS.

     Our ratio of total debt and capital leases to total capitalization at September 29, 2002 was 29.8%. Our ability to satisfy our obligations to pay interest and to repay debt is dependent on our future performance. Our performance depends, in part, on prevailing economic conditions and financial, business and other factors, including factors beyond our control. To the extent that we use a substantial portion of our cash flow from operations to pay the principal of, and interest on, our indebtedness, that cash flow will not be available to fund future operations and capital expenditures. Our debt level also may limit our ability to obtain additional financing to fund future capital expenditures, debt service, research and development, working capital and other general corporate requirements. It also could make us more vulnerable to general economic downturns and competitive pressures. We cannot be sure that our operating cash flow will be sufficient to fund our future capital expenditure and debt service requirements or to fund future operations.

OUR FINANCING AGREEMENTS CONTAIN RESTRICTIVE COVENANTS WITH WHICH WE MAY NOT BE ABLE TO COMPLY.

     We have entered into a number of financing agreements that contain restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, cash availability, tangible net worth and leverage ratios, and also impose certain limitations on additional indebtedness, leases, guarantees and the payment of dividends. Our ability to comply with restrictive financial covenants depends upon our future operating performance. Our future operating performance depends, in part, on general industry conditions and other factors beyond our control. We cannot be sure that we will be able to comply with these covenants in the future, and we may not be successful in renegotiating our financing agreements or otherwise obtaining relief from the covenants. If we default under some or all of our financing agreements, our lenders may require that we immediately repay the full outstanding amount we owe to them. In such event, we may have to pursue alternative financing arrangements. If we are not in compliance with financial covenants in our financing agreements at the end of any fiscal quarter, our future results of operations and liquidity could be materially adversely affected.

ITEM 2. PROPERTIES

     We own four buildings on a site of approximately 163 acres in Hutchinson, Minnesota used by both our Disk Drive Division and our BioMeasurement Division. This site includes executive offices and a manufacturing plant, development center and training center, with an aggregate of approximately 751,000 square feet of floor area. We currently utilize approximately 90% of this space. We also lease a 20,000 square foot warehouse and a 12,000 square foot fabrication shop near the Hutchinson site. Approximately 35% of the square footage in the training center building, which we do not intend to utilize for the foreseeable future, is leased to another party.

     We own a manufacturing plant in Sioux Falls, South Dakota of approximately 300,000 square feet that is used by our Disk Drive Division, approximately 65% of which we currently utilize. Approximately 15% of the square footage in this plant, which we do not intend to utilize for the foreseeable future, is leased to another party.

     We operate a manufacturing plant in Eau Claire, Wisconsin used by our Disk Drive Division, in connection with which we lease a building of approximately 156,000 square feet, approximately 95% of which we currently utilize. We also own an additional manufacturing plant in Eau Claire of approximately 320,000 square feet, approximately 65% of which we currently utilize for our trace manufacturing operations. We suspended our photoetching operation in Eau Claire in April 2000 and consolidated all of our photoetching operations into our Hutchinson, Minnesota plant. We began construction in 1999 of an additional manufacturing plant of approximately 232,000 square feet at the Eau Claire site, but we suspended construction in that year due to decreases in the disk drive industry's forecasts for components and, as a result, decreases in our forecast of suspension assembly demand.

     We lease a building of approximately 100,000 square feet located in Plymouth, Minnesota that is used by our Disk Drive Division for stamping operations and office space, approximately 80% of which we currently utilize, and we sublease approximately 45,000 square feet of space located in Eden Prairie, Minnesota, for which we still hold the prime lease.

     We lease a business office in the Netherlands used by our BioMeasurement Division. Through our wholly-owned subsidiary, we also lease offices used by our Disk Drive Division for customer services and support in Singapore, Japan, the People's Republic of China and Thailand.

     We believe that our existing facilities will be adequate to meet our currently anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

     On October 10, 2001, Ronald A. Smith & Associates commenced a lawsuit against us in the United States District Court for the Northern District of California. The lawsuit alleged that certain manufacturing systems we use infringed one patent. The lawsuit requested damages, including treble damages, attorneys' fees and an injunction against us.

     On August 30, 2002, the parties entered into a settlement agreement under which the plaintiffs agreed that we had not infringed their patent, we obtained ownership of the patent, and the lawsuit was dismissed with prejudice.

     We are a party to certain claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect our current or future financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:

          NAME             AGE                  POSITION
------------------------   ---   --------------------------------------
Jeffrey W. Green           62    Chairman of the Board and Director
Wayne M. Fortun            53    President, Chief Executive Officer and
                                 Director
John A. Ingleman           56    Vice President, Chief Financial
                                 Officer and Secretary
Rebecca A. Albrecht        49    Vice President of Human Resources
Beatrice A. Graczyk        54    Vice President and Chief Operating
                                 Officer
Richard C. Myers           62    Vice President of Business Development
Richard J. Penn            46    Vice President of Sales and Marketing
R. Scott Schaefer          49    Vice President and Chief Technical
                                 Officer
Christina M. Temperante    51    Vice President and President of
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

     Mr. Myers was elected Vice President in January 1988, was Vice President of Administration from January 1995 until November 2001, and has been Vice President of Business Development since November 2001. Mr. Myers has been with HTI since 1977.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock, $.01 par value, trades on The Nasdaq National Market under the symbol HTCH. For price information regarding our common stock, see
Note 13 to the consolidated financial statements contained in Item 15. As of December 5, 2002, our common stock was held by 841 shareholders of record.

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

     We have a loan agreement that contains a covenant limiting, among other things, our ability to pay cash dividends or make other distributions. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," and Note 3 to the consolidated financial statements contained in Item 15.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data required pursuant to this Item appears on page 53 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

GENERAL

     Since the late 1980's, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently sell a variety of suspension assemblies and suspension assembly components based on several standard designs to manufacturers of disk drives and manufacturers of disk drive components (including Alps, Fujitsu, IBM, Innovex, KRP, Read-Rite, SAE and Seagate). Suspension assemblies are a critical component of disk drives and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive and demand for disk drive components fluctuates. Our results of operations have been adversely affected from time to time due to disk drive industry slowdowns, technological changes that impact suspension assembly demand, shifts in our market share and our customers' market share, our customers' production yields and our own product transitions.

     Since 1999, improvements in data density, the amount of data which can be stored on magnetic disks, have outpaced disk drive storage capacity requirements. This enabled disk drive manufacturers to reduce their costs by using fewer components, including suspension assemblies, in each drive. Shifts in our position in the marketplace had also, to a lesser extent, decreased demand for our products. Slower growth of disk drive storage demand and a weaker global economy have also decreased demand for our products since 2001. Consequently, our shipments declined from 583 million in 1999 to 398 million in 2002. While improvements in data density and slower growth of disk drive storage demand continued to reduce our demand in 2002, improvements in our market position increased our demand in the latter part of 2002.

     Our shipments of suspension assemblies for the fourth quarter of 2002 were 111 million, 21% higher than the levels we saw in quarter one of 2002. We expect our shipments in quarter one of 2003 to be higher than quarter four of 2002 due to an increase in disk drive production and a temporary increase in TSA suspension consumption resulting from lower production yields at some of our customers related to their transition to higher density recording heads. We continue to have limited visibility for future demand.

     Our selling prices are subject to pricing pressure from our customers and market pressure from our competitors. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product's life cycle. A typical life cycle for our products begins with higher pricing when a product is introduced, decreasing prices when it is mature, and slightly increasing pricing as it is phased out. To offset price decreases during a product's life, we rely primarily on higher sales volume and improving our manufacturing yield and production efficiency to reduce its cost. If we cannot reduce our manufacturing costs as prices decline during our products' life cycles, our business, financial condition and results of operations could be materially adversely affected.

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

     Gross margins were positively impacted in 2002 primarily by cost reduction efforts completed during 2001 and productivity improvements in 2002.

     The disk drive industry is intensely competitive, and our customers' operating results are dependent on being the first-to-market and first-to-volume with new products at a low cost. Our ability to respond to our customers' needs for new products and product features on a timely basis is an important factor in our success. Our dedicated Development Center enables us to shorten development cycles and achieve high volume output per manufacturing unit more quickly.

     New suspension assembly types have lower manufacturing yields and are produced in smaller quantities than more mature products. Manufacturing yields generally improve as the product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Because our business is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Small variations in capacity utilization or manufacturing yields generally have a significant impact on gross margins.

     In addition to increases in suspension assembly demand, improvements to our operating margins depend, in part, on the successful management of our corporate infrastructure, our suspension assembly production capacity and our workforce. During the past three years, we consolidated some of our manufacturing operations to make better use of existing equipment and support staff across all of our plants and to reduce costs. As part of our efforts to improve our operating margins through reduced costs and improved efficiency, we reduced our overall employment level, through workforce reductions and managed attrition, from 7,701 at the end of 1999 to 3,336 at the end of 2002.

MARKET TRENDS

     We expect that the expanding use of enterprise computing and storage, personal computers, increasingly complex software and the emergence of new applications for disk storage, such as digital video recording, gaming consoles, digital cameras and other consumer applications, will increase disk drive demand and, therefore, suspension assembly demand in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Improvements in data density of disk drives, extending from the desktop market to server drives, have reduced unit shipments of suspension assemblies since the third quarter of 1999. However, data density improvements have grown at a slower rate in the past year, and we believe they will continue to grow at a slower rate in the upcoming year. We expect that world-wide suspension assembly shipments will remain relatively flat for the foreseeable future until at least one of the following events occurs: average suspension assembly counts within disk drives stabilize or increase, or overall disk drive demand growth increases.

     As in past years, disk drives continue to be the storage device of choice for applications requiring low access times and higher capacities because of their speed and low cost per megabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, thereby increasing storage capacity in disk drives or reducing the number of components, including suspension assemblies, required in a disk drive.

     The continual pursuit of increasing data density and lower storage costs are leading to further adoption of value-added features for TSA suspensions, such as extended arms, headlifts, limiters, static dissipative coatings and switch shunts. TSA suspensions also allow for dual stage actuation, which incorporates a second stage actuator on the suspension to improve head positioning over increasingly tighter data tracks. Additionally, TSA suspensions can be configured to allow for attachment of preamplifiers near the head to improve data transfer signals.

     The introduction of new types or sizes of read/write heads and new disk drive designs tends to initially decrease customers' yields with the result that we may experience temporary elevations of demand for some types of suspension assemblies. We believe reduced yields at some of our customers due to their transition to higher density recording heads is resulting in increased shipments of our suspension assemblies in quarter one of 2003. As programs mature, higher customer yields decrease the demand for suspension assemblies. The advent of new heads and new drive designs may require rapid development and implementation of new suspension assembly types which temporarily may reduce our manufacturing yields and efficiencies. These changes will continue to affect us.

2002 OPERATIONS TO 2001 OPERATIONS

     The following table sets forth our consolidated statements of operations as a percentage of net sales from period to period.

                                                               PERCENTAGE OF NET SALES
                                                              -------------------------
                                                              2002      2001      2000
                                                              -----     -----     -----
Net sales...................................................   100%      100%      100%
Cost of sales...............................................    77        91        92
                                                               ---       ---       ---
  Gross profit..............................................    23         9         8
Research and development expenses...........................     5         6         4
Selling, general and administrative expenses................    13        12        11
Litigation settlement.......................................    (1)       --        --
Asset impairment and restructuring charges..................    --         7        14
                                                               ---       ---       ---
  Income (loss) from operations.............................     6       (16)      (21)
Other income, net...........................................     2         4         3
Loss on debt extinguishment.................................    (0)       --        --
Interest expense............................................    (3)       (4)       (3)
                                                               ---       ---       ---
  Income (loss) before income taxes.........................     5       (16)      (21)
Provision (benefit) for income taxes........................     1        (2)       (5)
                                                               ---       ---       ---
  Net income (loss).........................................     4%      (14)%     (16)%
                                                               ===       ===       ===

     Net sales for 2002 were $390,694,000, a decrease of $10,542,000 or 3%
compared to 2001. Suspension assembly sales decreased $29,605,000 compared to 2001, primarily due to a 5% decrease in suspension assembly sales volume and declining average selling prices for suspension assemblies. These decreases were partially offset by a $17,701,000 increase in suspension assembly component sales.

     Gross profit for 2002 was $90,417,000, compared to $36,724,000 for 2001, and gross profit as a percent of net sales increased from 9% to 23%. This increase was primarily due to the cost reduction efforts completed during 2001 and productivity improvements in 2002. Labor and benefits expenses were reduced by $26,956,000 as a result of workforce reductions and productivity improvements, and depreciation decreased $26,861,000 as a result of the asset impairment charges recorded in 2001 and lower capital expenditures in 2001 and 2002. Inventory scrap costs were also reduced by $6,856,000 in 2002. These improvements were partially offset by the lower suspension assembly sales volume and lower average selling prices noted above.

     Research and development expenses for 2002 were $17,663,000 compared to $23,241,000 for 2001. The decrease was primarily due to customer funding of a portion of our advanced suspension assembly development costs and reduced product development costs in our BioMeasurement Division. Suspension assembly product and process development accounted for $15,989,000 of such expenses, and the remaining $1,674,000 was used for ongoing product development and clinical research related to the medical device developed by our BioMeasurement Division. As a percent of net sales, research and development expenses decreased from 6% in 2001 to 5% in 2002.

     Selling, general and administrative expenses for 2002 were $50,961,000, an increase of $722,000 or 1% compared to 2001. The increase was due primarily to a $6,030,000 increase in incentive compensation costs, and to a lesser extent, higher bad debt expenses. These increases were partially offset by a $1,846,000 reduction in legal and professional fees and a $1,295,000 reduction in labor and benefits expenses and, to a lesser extent, lower depreciation and lease expenses, reduced recruitment and relocation expenses, and lower travel and training costs. As a percent of net sales, selling, general and administrative expenses increased from 12% in 2001 to 13% in 2002.

     During the first quarter of 2002, we recorded an increase to operating income of $2,632,000 as a result of a reimbursement of legal expenses from a third party and insurance proceeds related to litigation defense costs. See Note 9, "Litigation Settlement," in the notes to the consolidated financial statements.

     Other income, net, for 2002 was $8,271,000, a decrease of $6,242,000 compared to 2001. Other income, net, primarily consisted of interest income, royalty income and rental income. Interest income decreased from $13,788,000 in 2001 to $6,950,000 in 2002 as a result of lower investment yields.

     During the fourth quarter of 2002, we extinguished $26,557,000 of senior unsecured notes and $6,500,000 of 6% convertible subordinated notes before their maturity. In connection with these transactions, we recorded a $1,267,000 pre-tax loss on debt extinguishment. See Note 3, "Financing Arrangements," in the notes to the consolidated financial statements.

     Interest expense for 2002 was $13,780,000, a decrease of $2,310,000 compared to 2001, primarily due to carrying a lower amount of outstanding debt and fewer capitalized leases.

     The income tax provision for 2002 was based on an estimated effective tax rate for the fiscal year of 15%, which is below the statutory federal rate primarily due to the benefit derived from the Extraterritorial Income Exclusion provisions related to export of U.S. products.

     Net income for 2002 was $15,002,000, compared to a net loss of $56,277,000 for 2001. Our improved profitability was primarily due to cost reduction efforts completed during 2001 and productivity improvements in 2002. Net income for 2002 included the above-mentioned increase to operating income and loss on debt extinguishment. The 2001 net loss included charges of $27,875,000 for asset write-downs and severance costs. Excluding these items, net income (loss) as a percent of net sales, increased from (8)% in 2001 to 4% in 2002.

2001 OPERATIONS TO 2000 OPERATIONS

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

     During fiscal 2001, we recorded charges of $27,875,000 to write down certain assets and record severance costs for approximately 850 terminated employees. Components of the charges included $20,830,000 of asset write-downs of impaired manufacturing equipment and an unfinished facility in Eau Claire, Wisconsin, and $7,045,000 of severance costs. See Note 2, "Asset Impairment and Restructuring Charges," in the notes to the consolidated financial statements.

     Our financial results for subsequent years will be impacted favorably by lower depreciation, lease and labor expenses as a consequence of these charges. The charges taken in 2001 and in 2000 are expected to produce an estimated annual labor savings of approximately $125,000,000. The charges taken in 2001 and in 2000 also are expected to produce savings of depreciation and lease costs of approximately $15,000,000, $12,000,000, $9,000,000 and $5,000,000 for the
fiscal years 2002 through 2005, respectively, and thereafter an aggregate of $8,000,000 in additional savings. We will continue to have excess capacity until some combination of the following events occurs: average component counts within disk drives stabilize or increase, or overall disk drive demand growth increases or our share of certain drive programs increases.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents decreased from $113,313,000 at September 30, 2001 to $57,852,000 at September 29, 2002. Our securities available for sale increased from $131,454,000 to $151,257,000 during the same period. Overall, this reflects a $35,658,000 decrease in our cash and cash equivalents and securities available for sale, primarily due to a prepayment of certain expenses made in the second quarter of 2002 related to a technology and development agreement and an extinguishment of certain debt instruments in the fourth quarter of 2002. We generated cash from operating activities of $48,091,000 in 2002, $61,463,000 in 2001 and $69,679,000 in 2000.

     As of September 29, 2002, our $50,000,000 credit facility had a borrowing base of $48,031,000, secured by our accounts receivable and inventory. Letters of credit and loans outstanding under this facility totaled $5,407,000 as of such date, including $4,282,000 issued in connection with obligations under equipment leases. The amount we can borrow under this credit facility is limited by the levels of our accounts receivable and inventory balances. As of September 29, 2002, $42,624,000 of borrowing capacity remained available to us.

     Cash used for capital expenditures totaled $31,916,000 in 2002 compared to $32,047,000 in 2001 and $64,657,000 in 2000. The capital expenditures for 2002 were primarily for new program tooling and process technology and capability improvements. We expect total capital expenditures to be approximately $50,000,000 during 2003 primarily for new program tooling, process technology and capability improvements and new business systems. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents and securities available for sale.

     During the fourth quarter of 2002, we extinguished $26,557,000 of senior unsecured notes before their maturity at a pre-tax loss of $1,341,000. These notes accrued interest at rates ranging from 7.96% to 8.57% and were due in July through October of 2003. We also repurchased $6,500,000 of 6% convertible subordinated notes at a pre-tax gain of $74,000. These notes had a maturity date of March 15, 2005. Subsequent to our fiscal year-end, we repurchased an additional $10,971,000 of 6% convertible subordinated notes at a pre-tax gain of $221,000. The total extinguishment of $44,028,000 of debt will reduce our interest expense in 2003 by approximately $2,437,000. Our debt-to-equity ratio improved from 61 percent at the end of 2001 to 42 percent at the end of 2002.

     Certain of our existing financing agreements contain financial covenants and covenants which, among other things, restrict our ability to pay dividends to our shareholders and may restrict our ability to enter into certain types of financing. As of September 29, 2002, we were in compliance with all such covenants. If, however, we are not in compliance with financial covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.

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

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Following are our most critical accounting policies that affect significant areas and involve judgment and estimates. If these estimates differ materially from actual results, the impact to the consolidated financial statements may be material.

     Revenue Recognition -- In recognizing revenue in any period, we apply the provisions of SEC Staff Accounting Bulletin 101, "Revenue Recognition." We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.

     For all sales, we use a binding purchase order as evidence of an arrangement. Delivery generally occurs when product is delivered to a common carrier. Certain of our products are delivered on an FOB destination basis. We defer our revenue associated with these transactions until the delivery has occurred to the customers' premises.

     We also store inventory in warehouses (JIT hubs) that are located close to the customer's manufacturing facilities. Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss, following the customer's acknowledgement of the receipt of the goods.

     We also enter into reimbursement arrangements with customers that provide for reimbursement of guaranteed capacity. We recognize the associated revenue over the life of the program for which the capacity is guaranteed.

     Accounts Receivable -- We are dependent on a limited number of customers, and as a result, our trade accounts receivable is highly concentrated. We establish an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of uncollectability based on past transaction history with the customer and the customer's financial condition. While we perform ongoing credit reviews of our customers and have established an allowance for doubtful accounts, a significant deterioration in the financial condition of any significant customer may result in additional charges to increase the allowance for doubtful accounts or to write off certain accounts.

     We record a provision against revenue for estimated sales returns on sales of products in the same period that the related revenues are recognized. We base the allowance on historical returns as well as existing product return notifications.

     Inventory Valuation -- Inventories are valued at the lower of cost (first-in, first-out method) or net realizable value by analyzing market conditions, current sales prices, inventory costs and inventory balances.

     We are dependent on a limited number of customers and a limited number of product programs for each customer. Because our products are custom-built, we typically cannot shift work-in-process or finished goods from customer to customer, or from one program to another for a particular customer. We evaluate inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information. We write down excess and obsolete inventory to the lower of cost or market based on the analysis.

     Long-Lived Assets -- We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down based on the excess of the carrying amount over the fair value of the assets. Fair value would generally be determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows. Changes in these estimates could have a material effect on the assessment of long-lived assets.

     Income Taxes -- We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our statement of operations.

     Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance of $57,735,000 as of September 29, 2002, due to the uncertainty of realizing the benefits of certain tax credits and net operating loss carryforwards before they expire. The valuation allowance is based on our estimates of taxable income by each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

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

     In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services approved in the fourth quarter by the Audit Committee of our Board of Directors and to be performed by Deloitte & Touche LLP, our independent auditors, are as follows: (i) tax compliance services, (ii) tax planning services, and (iii) tax controversy services.

INFLATION

     Management believes inflation has not had a material effect on our operations or on our financial condition. We cannot be sure that our business will not be affected by inflation in the future.

FORWARD-LOOKING STATEMENTS

     The statements under the headings "Business -- Industry Background,"
"-- Products" and "-- Competition" about demand for and shipments of disk drives, suspension assemblies, including TSA suspensions, and suspension assembly components and disk drive and TSA suspension technology and development, the statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and
"-- Market Trends" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, the statements under the heading "Business -- Risk Factors" about our future operating results, and the statements under the headings "Business -- Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" about capital expenditures and capital resources, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including slower or faster customer acceptance and adoption of new product features, fluctuating order rates, faster or slower improvements in disk drive data densities which affect suspension assembly and component demand, changes in market consumption of disk drives or suspension assemblies, difficulties in producing our TSA suspensions, difficulties in managing capacity, changes in manufacturing efficiencies and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our credit facility with The CIT Group/Business Credit, Inc. carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At September 29, 2002, there was $18,000 in outstanding borrowings under the working capital line provided by the credit facility. Our variable rate demand note ("Note") also carries interest rate risk that is generally related to the 91-day United States treasury bill interest rate. At September 29, 2002, the outstanding principal amount of the Note was $400,000 which was subject to an interest rate of 1.70%.

     We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At September 29, 2002, we had fixed rate debt of $143,724,000.

     We do not enter into derivative or other financial instruments or hedging transactions for trading or speculative purposes. All of our sales transactions are denominated in United States dollars and thus are not subject to risk due to currency exchange fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and notes thereto required pursuant to this Item begin on page 32 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Incorporated into this item by reference is the information regarding our discontinuance of the engagement of Arthur Andersen LLP and our engagement of Deloitte & Touche LLP, under the heading "Relationship With and Appointment of Independent Auditors" on page 25 in our Proxy Statement dated December 18, 2002.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated into this item by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," pages 4-6 and 16, in our Proxy Statement dated December 18, 2002. See also Part I of this Annual Report on Form 10-K under the heading "Item X. Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated into this item by reference is the information appearing under the headings "Summary Compensation Table," "Equity Compensation Plan Information," "Equity Compensation Plans Not Approved by Security Holders," and "Option Tables," pages 12-14 and 16, and the information regarding compensation of non-employee directors on pages 5-6, in our Proxy Statement dated December 18, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated into this item by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management," pages 2-3, and the information appearing in the tables and notes on pages 13-14, in our Proxy Statement dated December 18, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were effective as of the date of such evaluation to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of this Annual Report on Form 10-K:

        1.   Consolidated Financial Statements:

           Consolidated Statements of Operations for the fiscal years ended September 29, 2002, September 30, 2001 and September 24, 2000

           Consolidated Balance Sheets as of September 29, 2002 and September 30, 2001

           Consolidated Statements of Cash Flows for the fiscal years ended September 29, 2002, September 30, 2001 and September 24, 2000

           Consolidated Statements of Shareholders' Investment for the fiscal years ended September 29, 2002, September 30, 2001 and September 24, 2000

           Notes to Consolidated Financial Statements

           Independent Auditors' Report and Report of Independent Public Accountants

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

   3.1 Restated Articles of Incorporation of HTI, as amended by Articles of Amendment dated 1/27/88 and as amended by Articles of Amendment dated 1/21/97 (incorporated by reference to Exhibit 3.1 to HTI's Quarterly Report on Form
       10-Q for the quarter ended 6/29/97).
   3.2 Restated By-Laws of HTI (incorporated by reference to
       Exhibit 3.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/96) and Amendments to Restated By-Laws of HTI dated 7/19/00 (incorporated by reference to Exhibit
       3.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended 6/25/00).
   4.1 Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.
   4.2 Indenture dated as of 3/18/98 between HTI and U.S. Bank
       National Association, as Trustee (incorporated by reference to Exhibit 4.6 to HTI's Registration Statement on Form S-3,
       Registration No. 333-50143).
   4.3 Purchase Agreement dated 3/12/98 by and among HTI,
       NationsBanc Montgomery Securities LLC and First Chicago
       Capital Markets, Inc. (incorporated by reference to Exhibit
       4.7 to HTI's Registration Statement on Form S-3,
       Registration No. 333-50143).
   4.4 Shelf Registration Agreement dated as of 3/18/98 by and among HTI, NationsBanc Montgomery Securities LLC and First
       Chicago Capital Markets, Inc. (incorporated by reference to
       Exhibit 4.8 to HTI's Registration Statement on Form S-3,
       Registration No. 333-50143).
   4.5 Share Rights Agreement dated as of 7/19/00, between HTI and
       Wells Fargo Bank Minnesota, N.A., as Rights Agent
       (incorporated by reference to Exhibit 1 to HTI's
       Registration Statement on Form 8-A, dated 7/24/00).
  10.1 Office/Warehouse Lease between OPUS Corporation, Lessor, and
       HTI, Lessee, dated 12/29/95 (incorporated by reference to Exhibit 10.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/24/96), and First Amendment to Office/Warehouse Lease dated 4/30/96 (incorporated by reference to Exhibit 10.2 to HTI's Quarterly Report on Form
       10-Q for the quarter ended 6/23/96).
 #10.2 Directors' Retirement Plan effective as of 1/1/92
       (incorporated by reference to Exhibit 10.12 to HTI's Annual
       Report on Form 10-K for the fiscal year ended 9/27/92) and Amendment effective as of 11/19/97 (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on Form
       10-Q for the quarter ended 12/28/97).
 #10.3 1988 Stock Option Plan (incorporated by reference to Exhibit
       10.8 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/25/88), Amendment to the 1988 Stock Option Plan
       (incorporated by reference to Exhibit 10.5 to HTI's Annual
       Report on Form 10-K for the fiscal year ended 9/26/93), and Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on Form
       10-Q for the quarter ended 3/26/95).

  10.4 Patent License Agreement, effective as of 9/1/94, between
       HTI and International Business Machines Corporation
       (incorporated by reference to Exhibit 10.11 to HTI's
       Quarterly Report on Form 10-Q/A for the quarter ended
       6/25/95).
  10.5 Lease Agreement between Meridian Eau Claire LLC and HTI, dated 5/1/96 (incorporated by reference to Exhibit 10.10 to HTI's Quarterly Report on Form 10-Q for the quarter ended
       6/23/96) and First Amendment to Lease (incorporated by reference to Exhibit 10.6 to HTI's Annual Report on Form
       10-K for the fiscal year ended 9/24/00).
  10.6 Master Lease Agreement dated as of 12/19/96 between General
       Electric Capital Corporation, as Lessor ("GE"), and HTI, as
       Lessee (incorporated by reference to Exhibit 10.11 to HTI's
       Quarterly Report on Form 10-Q for the quarter ended
       12/29/96), Amendment dated 6/30/97 to the Master Lease
       Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97), letter amendment dated 3/5/98 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/29/98), letter amendment dated 9/25/98 to the Master Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.11 to HTI's
       Annual Report on Form 10-K for the fiscal year ended
       9/27/98), letter amendment dated 1/11/00, effective as of 12/22/99, to the Master Lease Agreement between GE and HTI
       (incorporated by reference to Exhibit 10.1 to HTI's
       Quarterly Report on Form 10-Q for the quarter ended
       12/26/99), and letter amendment dated 8/31/00 to the Master
       Lease Agreement between GE and HTI (incorporated by reference to Exhibit 10.7 to HTI's Annual Report on Form
       10-K for the fiscal year ended 9/24/00).
 #10.7 Hutchinson Technology Incorporated 1996 Incentive Plan
       (incorporated by reference to Exhibit 10.12 to HTI's
       Quarterly Report on Form 10-Q for the quarter ended
       12/29/96).
 #10.8 Hutchinson Technology Incorporated Incentive Bonus Plan
       (incorporated by reference to Exhibit 10.13 to HTI's
       Quarterly Report on Form 10-Q for the quarter ended
       12/28/97).
 #10.9 Description of Fiscal Year 2002 Management Bonus Plan of
       Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.9 to HTI's Quarterly Report on Form
       10-Q for the quarter ended 12/30/01).
 #10.10 Description of Fiscal Year 2002 BioMeasurement Division
       Bonus Plan of Hutchinson Technology Incorporated
       (incorporated by reference to Exhibit 10.10 to HTI's
       Quarterly Report on Form 10-Q for the quarter ended
       12/30/01).
  16.1 Letter from Arthur Andersen LLP to the Securities and
       Exchange Commission, dated 6/14/02 (incorporated by reference to Exhibit 16.1 to HTI's Current Report on Form
       8-K dated 6/13/02).
  21.1 List of Subsidiaries.
  23.1 Independent Auditors' Consent.
  23.2 Notice Regarding Consent of Arthur Andersen LLP.
  99   Certification under Section 906 of the Sarbanes-Oxley Act of
       2002.

---------------

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

     (c) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 17, 2002.

                                          HUTCHINSON TECHNOLOGY INCORPORATED

                                          BY /s/ WAYNE M. FORTUN
                                            ------------------------------------
                                            Wayne M. Fortun,
                                            President and Chief Executive
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 17, 2002.

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

                                          /s/ JOHN A. INGLEMAN
                                          --------------------------------------
                                          John A. Ingleman,
                                          Vice President and Chief Financial
                                          Officer
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)

                                          /s/ W. THOMAS BRUNBERG
                                          --------------------------------------
                                          W. Thomas Brunberg, Director

                                          /s/ ARCHIBALD COX, JR.
                                          --------------------------------------
                                          Archibald Cox, Jr., Director

                                          /s/ JEFFREY W. GREEN
                                          --------------------------------------
                                          Jeffrey W. Green, Director

                                          /s/ RUSSELL HUFFER
                                          --------------------------------------
                                          Russell Huffer, Director

                                          /s/ R. FREDERICK MCCOY, JR.
                                          --------------------------------------
                                          R. Frederick McCoy, Jr., Director

                                          /s/ WILLIAM T. MONAHAN
                                          --------------------------------------
                                          William T. Monahan, Director

                                          /s/ RICHARD B. SOLUM
                                          --------------------------------------
                                          Richard B. Solum, Director

                                 CERTIFICATIONS

     I, Wayne M. Fortun, Chief Executive Officer of Hutchinson Technology Incorporated, certify that:

          1. I have reviewed this annual report on Form 10-K of Hutchinson Technology Incorporated;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

                                          /s/ WAYNE M. FORTUN
                                          --------------------------------------
                                          Wayne M. Fortun
                                          President and Chief Executive Officer

                                 CERTIFICATIONS

     I, John A. Ingleman, Chief Financial Officer of Hutchinson Technology Incorporated, certify that:

          1. I have reviewed this annual report on Form 10-K of Hutchinson Technology Incorporated;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

                                          /s/ JOHN A. INGLEMAN
                                          --------------------------------------
                                          John A. Ingleman
                                          Vice President and Chief Financial
                                          Officer

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              Hutchinson Technology Incorporated and Subsidiaries

                                                                  FISCAL YEARS ENDED
                                             ------------------------------------------------------------
                                             SEPTEMBER 29, 2002   SEPTEMBER 30, 2001   SEPTEMBER 24, 2000
                                             ------------------   ------------------   ------------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..................................       $390,694             $401,236             $459,572
Cost of sales..............................        300,277              364,512              423,423
                                                  --------             --------             --------
     Gross profit..........................         90,417               36,724               36,149
Research and development expenses..........         17,663               23,241               21,433
Selling, general and administrative
  expenses.................................         50,961               50,239               49,864
Asset impairment and restructuring charges
  (Note 2).................................             --               27,875               63,268
Litigation settlement (Note 9).............         (2,632)                  --                   --
                                                  --------             --------             --------
     Income (loss) from operations.........         24,425              (64,631)             (98,416)
Other income, net..........................          8,271               14,513               13,572
Loss on debt extinguishment (Note 3).......         (1,267)                  --                   --
Interest expense...........................        (13,780)             (16,090)             (13,305)
                                                  --------             --------             --------
     Income (loss) before income taxes.....         17,649              (66,208)             (98,149)
Provision (benefit) for income taxes.......          2,647               (9,931)             (24,537)
                                                  --------             --------             --------
     Net income (loss).....................       $ 15,002             $(56,277)            $(73,612)
                                                  ========             ========             ========
Basic earnings (loss) per share............       $   0.59             $  (2.25)            $  (2.97)
                                                  ========             ========             ========
Diluted earnings (loss) per share..........       $   0.59             $  (2.25)            $  (2.97)
                                                  ========             ========             ========
Weighted average common shares
  outstanding..............................         25,302               24,959               24,779
                                                  ========             ========             ========
Weighted average common and diluted shares
  outstanding..............................         25,534               24,959               24,779
                                                  ========             ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

              Hutchinson Technology Incorporated and Subsidiaries

                                                              SEPTEMBER 29, 2002   SEPTEMBER 30, 2001
                                                              ------------------   ------------------
                                                                          (IN THOUSANDS)
                                               ASSETS
Current assets:
  Cash and cash equivalents.................................      $  57,852            $ 113,313
  Securities available for sale.............................        151,257              131,454
  Trade receivables, net....................................         51,363               43,747
  Other receivables.........................................          4,590                2,878
  Inventories...............................................         27,110               21,193
  Prepaid taxes and other (Note 10).........................         12,376                9,615
                                                                  ---------            ---------
       Total current assets.................................        304,548              322,200
Property, plant and equipment, at cost:
  Land, buildings and improvements..........................        138,625              138,978
  Equipment.................................................        473,083              476,717
  Equipment under capital leases............................          9,585               12,168
  Construction in progress..................................         16,114               16,765
  Less: Accumulated depreciation............................       (455,913)            (433,366)
                                                                  ---------            ---------
       Net property, plant and equipment....................        181,494              211,262
  Deferred tax assets.......................................         46,883               51,410
  Other assets (Note 10)....................................         29,176               10,068
                                                                  ---------            ---------
                                                                  $ 562,101            $ 594,940
                                                                  =========            =========

                              LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Current maturities of long-term debt......................      $     253            $  17,791
  Current portion of capital lease obligation...............          7,250               10,808
  Accounts payable..........................................         17,793               16,063
  Accrued expenses..........................................         12,942               14,105
  Accrued compensation......................................         21,580               16,359
                                                                  ---------            ---------
       Total current liabilities............................         59,818               75,126
Capital lease obligation, less current portion..............             --                2,608
Long-term debt, less current maturities.....................            371               25,693
Convertible subordinated notes..............................        143,500              150,000
Other long-term liabilities.................................          1,451                3,247
Commitments and contingencies (Notes 3, 6 and 7)
Shareholders' investment:
  Common stock $.01 par value, 45,000,000 shares authorized,
     25,355,000 and 25,171,000 issued and outstanding.......            254                  252
  Additional paid-in capital................................        369,641              366,590
  Accumulated other comprehensive income....................            640                   --
  Accumulated deficit.......................................        (13,574)             (28,576)
                                                                  ---------            ---------
       Total shareholders' investment.......................        356,961              338,266
                                                                  ---------            ---------
                                                                  $ 562,101            $ 594,940
                                                                  =========            =========

The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              Hutchinson Technology Incorporated and Subsidiaries

                                                                  FISCAL YEARS ENDED
                                             ------------------------------------------------------------
                                             SEPTEMBER 29, 2002   SEPTEMBER 30, 2001   SEPTEMBER 24, 2000
                                             ------------------   ------------------   ------------------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss)........................      $  15,002            $ (56,277)           $ (73,612)
  Adjustments to reconcile net income
     (loss) to cash provided by operating
     activities:
     Depreciation and amortization.........         63,008               86,480               92,095
     Asset impairment......................             --               20,830               56,523
     Deferred taxes........................          5,384               (9,931)             (26,748)
     Changes in operating assets and
       liabilities (Note 8)................        (35,303)              20,361               21,421
                                                 ---------            ---------            ---------
  Cash provided by operating activities....         48,091               61,463               69,679
                                                 ---------            ---------            ---------
INVESTING ACTIVITIES:
  Capital expenditures.....................        (31,916)             (32,047)             (64,657)
  Purchases of marketable securities.......       (257,513)            (213,481)             (81,875)
  Sales of marketable securities...........        238,350              192,982              110,322
                                                 ---------            ---------            ---------
  Cash used for investing activities.......        (51,079)             (52,546)             (36,210)
                                                 ---------            ---------            ---------
FINANCING ACTIVITIES:
  Repayments of long-term debt.............        (49,360)             (22,132)              (4,117)
  Repayments of capital lease..............         (6,166)              (4,840)                  --
  Net proceeds from issuance of common
     stock.................................          3,053                2,054                1,142
                                                 ---------            ---------            ---------
  Cash used for financing activities.......        (52,473)             (24,918)              (2,975)
                                                 ---------            ---------            ---------
Net increase (decrease) in cash and cash
  equivalents..............................        (55,461)             (16,001)              30,494
Cash and cash equivalents at beginning of
  year.....................................        113,313              129,314               98,820
                                                 ---------            ---------            ---------
Cash and cash equivalents at end of year...      $  57,852            $ 113,313            $ 129,314
                                                 =========            =========            =========

The accompanying notes are an integral part of these consolidated financial statements.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

              Hutchinson Technology Incorporated and Subsidiaries

                                                                    ACCUMULATED
                                COMMON STOCK                           OTHER       ACCUMULATED       TOTAL
                               ---------------     ADDITIONAL      COMPREHENSIVE    EARNINGS     SHAREHOLDERS'
                               SHARES   AMOUNT   PAID-IN CAPITAL      INCOME        (DEFICIT)     INVESTMENT
                               ------   ------   ---------------   -------------   -----------   -------------
                                                               (IN THOUSANDS)
Balance, September 26,
  1999.......................  24,744    $247       $363,399           $ --         $101,313       $464,959
  Exercise of stock
     options.................      40      --            451             --               --            451
  Issuance of common stock...      46       1            690             --               --            691
  Components of comprehensive
     loss:
     Net loss................      --      --             --             --          (73,612)
  Total comprehensive loss...                                                                       (73,612)
                               ------    ----       --------           ----         --------       --------
Balance, September 24,
  2000.......................  24,830     248        364,540             --           27,701        392,489
  Exercise of stock
     options.................     255       3          1,021             --               --          1,024
  Issuance of common stock...      86       1          1,029             --               --          1,030
  Components of comprehensive
     loss:
     Net loss................      --      --             --             --          (56,277)
  Total comprehensive loss...                                                                       (56,277)
                               ------    ----       --------           ----         --------       --------
Balance, September 30,
  2001.......................  25,171     252        366,590             --          (28,576)       338,266
  Exercise of stock
     options.................     106       1          1,825             --               --          1,826
  Issuance of common stock...      78       1          1,226             --               --          1,227
  Components of comprehensive
     income:
     Unrealized gain on
       securities available
       for sale, net of
       income taxes of
       $113..................      --      --             --            640               --
     Net income..............      --      --             --             --           15,002
  Total comprehensive
     income..................                                                                        15,642
                               ------    ----       --------           ----         --------       --------
Balance, September 29,
  2002.......................  25,355    $254       $369,641           $640         $(13,574)      $356,961
                               ======    ====       ========           ====         ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Hutchinson Technology Incorporated and Subsidiaries
        (Columnar dollar amounts in thousands except per share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Hutchinson Technology Incorporated and its subsidiaries (the "Company"), all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

ACCOUNTING PRONOUNCEMENTS
     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and amends Accounting Principles Board Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS 144 retains the fundamental provisions of FAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 on September 30, 2002. The adoption of FAS 144 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be classified as an extraordinary item. FAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company adopted FAS 145 as of July 1, 2002, at which time it began classifying gains and losses resulting from the extinguishment of debt as a separate component in income from continuing operations. The adoption of FAS 145 did not have an impact on the Company's results of operations or liquidity.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company will be required to adopt FAS 146 effective for any exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

     On September 11, 2002, the EITF reached a consensus on Issue No. 02-15, "Determining Whether Certain Conversions of Convertible Debt to Equity Securities are Within the Scope of FASB Statement No. 84, Induced Conversions of Convertible Debt." The EITF deliberated this issue because of diversity in practice in the accounting for conversions of convertible debt to equity initiated by the debt holder. The EITF concluded that FASB Statement No. 84 applies to conversions of convertible debt when the offer for consideration in excess of the original conversion terms is made by the bondholder. The EITF concluded that this guidance should be followed for transactions completed after September 12, 2002. The Company does not expect EITF Issue No. 02-15 to have a significant impact on its future results of operations.

FISCAL YEAR
     The Company's fiscal year is the fifty-two/fifty-three week period ending on the last Sunday in September. The fiscal years ended September 29, 2002 and September 24, 2000 are fifty-two week periods and the fiscal year ended September 30, 2001 is a fifty-three week period.

REVENUE RECOGNITION
     In recognizing revenue in any period, the Company applies the provisions of SEC Staff Accounting Bulletin 101, "Revenue Recognition." The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.

     For all sales, the Company uses a binding purchase order as evidence of an arrangement. Delivery generally occurs when product is delivered to a common carrier. Certain of the Company's products are delivered on an FOB destination basis. The Company defers its revenue associated with these transactions until the delivery has occurred to the customers' premises.

     The Company also stores inventory in warehouses (JIT hubs) that are located close to the customer's manufacturing facilities. Revenue is recognized on sales from JIT hubs upon the transfer of title and risk of loss, following the customer's acknowledgement of the receipt of the goods.

     The Company also enters into reimbursement arrangements with customers that provide for reimbursement of guaranteed capacity. The Company recognizes the associated revenue over the life of the program for which the capacity is guaranteed.

CASH AND CASH EQUIVALENTS
     Cash equivalents consist of all highly liquid investments with original maturities of ninety days or less.

SECURITIES AVAILABLE FOR SALE
     The Company accounts for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). FAS 115 requires that available for sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income within shareholders' investment, net of applicable income taxes. Realized gains and losses and decline in value deemed to be other-than-temporary on available for sale securities are included in other income. Fair value of the securities is based upon the quoted market price on the last business day of the fiscal year. The cost basis for realized gains and losses on available for sale securities is determined on a specific identification basis. At September 29, 2002, the Company's securities available for sale consisted of U.S. government securities and corporate debt securities with a cost of $150,504,000 and a fair value of $151,257,000.

TRADE RECEIVABLES
     The Company grants credit to customers, but generally does not require collateral or any other security to support amounts due. Trade receivables of $51,363,000 at September 29, 2002 and $43,747,000 as of September 30, 2001 are
net of allowances of $3,662,000 and $3,679,000, respectively.

INVENTORIES
     Effective September 27, 1999, the Company changed its method of inventory accounting from the last-in, first-out method to the first-in, first-out ("FIFO") method for determining the cost of inventories. This change was made due to significant permanent declines in inventory conversion costs over the life cycle of substantially all of the Company's products. The permanent declines arise primarily due to technological advances that affect the Company's conversion costs due to productivity gains. In addition, substantially all of the Company's peer group utilizes the FIFO method of accounting for their inventories. The pre-tax cumulative effect of the accounting change was $165,000 and was included in cost of sales on the accompanying consolidated statement of operations for 2000. The effect of this accounting change was not material to the Company's results of operations; therefore, pro forma earnings per share information has not been presented.

     Inventories are valued at the lower of cost (FIFO) or net realizable value by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at September 29, 2002 and September 30, 2001:

                                                     2002      2001
                                                    -------   -------
Raw materials.....................................  $ 6,240   $ 5,965
Work in process...................................    6,123     5,836
Finished goods....................................   14,747     9,392
                                                    -------   -------
                                                    $27,110   $21,193
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

ENGINEERING AND PROCESS DEVELOPMENT
     The Company's engineers and technicians are responsible for the implementation of new technologies as well as process and product development and improvements. Expenditures related to these activities totaled $40,419,000 in 2002, $55,826,000 in 2001 and $53,906,000 in 2000. Of these amounts,
$17,663,000 in 2002, $23,241,000 in 2001 and $21,433,000 in 2000 are classified as research and development expenses, with the remainder, relating to quality, engineering and manufacturing support, classified as cost of goods sold.

INCOME TAXES
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or changes this allowance in a period, it must include an expense or a benefit within the tax provision in the statement of operations.

     Significant judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its deferred tax assets. The Company has recorded a valuation allowance of $57,735,000 as of September 29, 2002, due to the uncertainty of realizing the benefits of certain tax credits and net operating loss carryforwards before they expire. The valuation allowance is based on the Company's estimates of taxable income by each jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it may need to establish an additional valuation allowance which could materially impact its financial position and results of operations.

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

                                                         2002       2001       2000
                                                        -------   --------   --------
Net income (loss) available to common shareholders....  $15,002   $(56,277)  $(73,612)
                                                        -------   --------   --------
Weighted average common shares outstanding............   25,302     24,959     24,779
Dilutive potential common shares......................      232         --         --
                                                        -------   --------   --------
Weighted average common and diluted shares
  outstanding.........................................   25,534     24,959     24,779
                                                        =======   ========   ========
Basic earnings (loss) per share.......................  $  0.59   $  (2.25)  $  (2.97)
Diluted earnings (loss) per share.....................  $  0.59   $  (2.25)  $  (2.97)

     Potential common shares of 5,289,000 related to the Company's outstanding convertible subordinated notes were excluded from the computation of diluted earnings per share for 2002, as inclusion of these shares would have been antidilutive. Potential common shares of 5,291,000 related to the Company's outstanding convertible subordinated notes were excluded from the computation of diluted loss per share for 2001 and 2000, as inclusion of these shares would have been antidilutive. Potential common shares of 217,000 and 315,000 related to the Company's outstanding stock options were excluded from the computation of diluted loss per share for 2001 and 2000, as inclusion of these shares would have been antidilutive.

2. ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

FISCAL 2001 CHARGE
     During it fiscal fourth quarter of 2001, the Company's long-term forecast for suspension assembly demand decreased significantly due to industry forecasts indicating slower growth projections for disk drive storage demand. The Company prepared analyses in accordance with FAS 121 to determine if there was impairment of certain excess manufacturing equipment and buildings. The analyses resulted in impairment charges based on the difference between the carrying value and the estimated fair value of these assets. Fair value was based on discounting estimated future cash flows for assets grouped at the lowest level for which there were identifiable cash flows at a discount rate commensurate with the risks involved. As a result of the decreases in the industry's forecast for disk drive storage and a resulting lower forecast for suspension assembly demand, the Company reduced its workforce by approximately 850 employees during 2001, including positions in its manufacturing, development and manufacturing support areas at all plant sites. Based on its analyses, the Company recorded charges in 2001 of $20,830,000 for impaired assets and $7,045,000 for severance costs related to the workforce reduction described above. As of September 29, 2002, all identified positions have been eliminated and the full amount of these severance costs has been paid.

FISCAL 2000 CHARGE
     During 2000, the Company's forecast of suspension assembly demand decreased significantly due to industry forecasts indicating decreases in component counts as a result of data density improvements, extending from the desktop market to server drives. Significant decreases in the industry's forecast for components and a resulting lower forecast for suspension assembly demand caused the Company to reduce its workforce by approximately 1,200 employees, including direct positions at its Eau Claire site and indirect positions in its administrative, development and manufacturing support areas at all plant sites, and to suspend photoetching operations at its Eau Claire, Wisconsin plant and consolidate these operations into its Hutchinson, Minnesota plant. As a result of these events, the Company prepared analyses in accordance with FAS 121 to determine if there was impairment of certain excess manufacturing equipment and tooling, primarily for TSA suspensions. The analyses resulted in impairment charges based on the difference between the carrying value and the estimated fair value of these assets. Fair value was based on discounting estimated future cash flows for assets grouped at the lowest level for which there were identifiable cash flows at a discount rate commensurate with the risks involved. The Company recorded charges in 2000 of $56,523,000 for impaired assets and $6,745,000 for severance costs due to the workforce reduction described above. As of September 29, 2002, all identified positions have been eliminated and the full amount of these severance costs has been paid.

     These charges are reflected on the accompanying statements of operations as "Asset impairment and restructuring charges."

3. FINANCING ARRANGEMENTS

LONG-TERM DEBT

                                                                2002       2001
                                                              --------   --------
Senior unsecured notes, 8.35%, paid in August 2002 .........  $     --   $ 15,278
Senior unsecured note, 8.57%, paid in August 2002...........        --     18,269
Senior unsecured notes, 7.96%, paid in August 2002 .........        --      9,063
6% Convertible Subordinated Notes due 2005..................   143,500    150,000
Other long-term debt........................................       624        874
                                                              --------   --------
                                                               144,124    193,484
Less: Current maturities....................................      (253)   (17,791)
                                                              --------   --------
                                                              $143,871   $175,693
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

     The Company's financing agreements contain certain restrictive covenants which require the Company, among other things, to maintain specified levels of net income, cash availability, tangible net worth and leverage ratios, and also impose certain limitations on additional indebtedness, leases, guarantees and the payment of dividends. The Company was in compliance with the covenants as of September 29, 2002.

     During the fourth quarter of 2002, the Company extinguished $26,557,000 of senior unsecured notes before their maturity at a pre-tax loss of $1,341,000. These notes accrued interest at rates ranging from 7.96% to 8.57% and were due in July through October of 2003. The Company also repurchased $6,500,000 of the Convertible Notes at a pre-tax gain of $74,000. The Convertible Notes had a maturity date of March 15, 2005.

     Subsequent to its fiscal year-end, the Company repurchased an additional $10,971,000 of the Convertible Notes at a pre-tax gain of $221,000. The total debt extinguishment of $44,028,000 will reduce the Company's interest expense in 2003 by approximately $2,437,000.

     Maturities of long-term debt subsequent to September 29, 2002 are as follows:

2003.....................................................   $    253
2004.....................................................        255
2005.....................................................    143,557
2006.....................................................         59
                                                            --------
                                                            $144,124
                                                            ========

4.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                          2002      2001       2000
                                                         -------   -------   --------
Current:
  Federal..............................................  $(2,737)  $    --   $  4,985
  State................................................       --        --     (2,774)
Deferred...............................................    5,384    (9,931)   (26,748)
                                                         -------   -------   --------
                                                         $ 2,647   $(9,931)  $(24,537)
                                                         =======   =======   ========

     The deferred provision (benefit) is composed of the following:

                                                          2002      2001       2000
                                                         ------   --------   --------
Asset bases, lives and depreciation methods............  $  461   $   (953)  $(15,371)
Reserves and accruals not currently deductible.........   1,804      2,280       (114)
Tax credits and net operating loss carryforwards.......   2,366    (32,809)   (25,075)
Valuation allowance....................................     753     21,551     13,812
                                                         ------   --------   --------
                                                         $5,384   $ (9,931)  $(26,748)
                                                         ======   ========   ========

     A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

                                                              2002   2001   2000
                                                              ----   ----   ----
Statutory federal income tax rate...........................   35%   (34)%  (34)%
Effect of:
  State income taxes, net of federal income tax benefits....    3     (3)    (3)
  Tax benefits of the Foreign Sales
     Corporation/Extraterritorial Income Exclusion..........  (22)    (4)    (2)
  Valuation allowance on net operating loss carryforwards
     and/or use of tax credits..............................   (1)    26     14
                                                              ---    ---    ---
                                                               15%   (15)%  (25)%
                                                              ===    ===    ===

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 29, 2002, the Company's deferred tax assets included unused tax credits of $12,386,000, of which $3,079,000 can be carried forward indefinitely and $9,307,000 of which begin to expire at various dates beginning in 2010. At September 29, 2002, the Company's deferred tax assets also included $71,801,000 of net operating loss carryforwards that will begin to expire in 2018. A portion of the credits and net operating loss carryforwards are subject to an annual limitation under the United States Internal Revenue Code ("IRC") Section 382. A valuation allowance of $57,735,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits and net operating loss carryforwards. The following is a table of the significant components of the Company's deferred tax assets:

                                                                2002       2001
                                                              --------   --------
Current deferred tax assets:
  Receivable allowance......................................  $  1,327   $  1,334
  Inventories...............................................     4,596      6,714
  Accruals and other reserves...............................     6,125      5,804
  Valuation allowance.......................................    (4,777)    (5,724)
                                                              --------   --------
     Total current deferred tax assets......................  $  7,271   $  8,128
Long-term deferred tax assets:
  Property, plant and equipment.............................    15,654     16,115
  Tax credits...............................................    12,386     14,316
  Net operating loss carryforwards..........................    71,801     72,237
  Valuation allowance.......................................   (52,958)   (51,258)
                                                              --------   --------
     Total long-term deferred tax assets....................  $ 46,883   $ 51,410
                                                              --------   --------
Total deferred tax assets...................................  $ 54,154   $ 59,538
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

     The estimated fair values of the Company's financial instruments are as follows:

                                                     2002                    2001
                                             ---------------------   ---------------------
                                             CARRYING                CARRYING
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
Cash and cash equivalents..................  $ 57,852    $ 57,852    $113,313    $113,313
Securities available for sale..............   151,257     151,257     131,454     131,454
Long-term debt.............................       624         577      43,484      40,576
Convertible Notes..........................   143,500     136,862     150,000     132,589

6.  EMPLOYEE BENEFITS

STOCK OPTIONS
     The Company has two stock option plans under which up to 6,000,000 common shares are reserved for issuance and of which options representing 5,418,235 common shares have been granted as of September 29, 2002. Under both plans, options may be granted to any employee, including officers and directors of the

Company, and certain non-employees, at a price not less than the fair market value of the Company's common stock at the date the options are granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of the Board of Directors that administers the plans. Options granted under the plans generally are exercisable one year from the date of grant.

     A summary of the status of the Company's two stock option plans as of September 24, 2000, September 30, 2001 and September 29, 2002 and changes during the years ending on those dates is presented below:

                                                             WEIGHTED
                                                 WEIGHTED    AVERAGE       OPTIONS     WEIGHTED
                        SHARES                   AVERAGE    FAIR VALUE   EXERCISABLE   AVERAGE
                         UNDER      EXERCISE     EXERCISE   OF OPTIONS     AT END      EXERCISE
                        OPTION      PRICE($)     PRICE($)   GRANTED($)     OF YEAR     PRICE($)
                       ---------   -----------   --------   ----------   -----------   --------
Balance,
  September 26, 1999   2,133,815    2.46-45.06    17.11                   1,816,310     11.90
  Granted                779,300   14.81-21.38    18.75       13.51
  Exercised              (40,280)   2.46-17.33    11.21
  Expired               (174,530)  16.33-29.63    22.49
                       ---------
Balance,
  September 24, 2000   2,698,305    3.92-45.06    17.32                   1,980,275     14.35
  Granted                545,350   15.44-19.13    19.00       14.39
  Exercised             (255,310)   3.92-10.33     4.01
  Expired                (49,155)  16.33-29.63    21.10
                       ---------
Balance,
  September 30, 2001   2,939,190    3.92-45.06    18.73                   2,405,020     16.68
  Granted                520,150   21.64-23.29    21.71       16.10
  Exercised             (105,515)   3.92-19.13    16.81
  Expired                (83,440)  17.33-29.63    23.02
                       ---------
Balance,
  September 29, 2002   3,270,385    7.17-45.06    19.14                   2,758,145     16.93

     The following table summarizes information about stock options outstanding at September 29, 2002:

                                       OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                     --------------------------------------------------------   ------------------------------
                                     WEIGHTED-AVERAGE
     RANGE OF                            REMAINING          WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
EXERCISE PRICES($)   AT 9/29/02   CONTRACTUAL LIFE (YRS.)   EXERCISE PRICE($)   AT 9/29/02   EXERCISE PRICE($)
------------------   ----------   -----------------------   -----------------   ----------   -----------------
7.17 to 16.33          668,370              2.7                   12.08           668,370          12.08
17.02 to 17.33         455,275              4.2                   17.33           455,275          17.33
18.75                  628,020              7.1                   18.75           628,020          18.75
19.05 to 19.13         465,380              8.2                   19.12           465,380          19.12
20.19 to 21.64         495,540              9.1                   21.63             4,300          20.19
23.29 to 45.06         557,800              5.7                   27.30           536,800          26.42
                     ---------                                                  ---------
7.17 to 45.06        3,270,385              6.0                   19.14         2,758,145          16.93

     The Company follows Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in connection with stock option grants pursuant to the stock option plans. Had compensation cost been determined consistent with Statement of Financial Accounting Standards No. 123,

"Accounting for Stock-Based Compensation," ("FAS 123"), the Company's pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

                                                         2002       2001       2000
                                                        -------   --------   --------
Net income (loss):
  As reported.........................................  $15,002   $(56,277)  $(73,612)
  Pro forma...........................................  $ 7,466   $(64,123)  $(84,137)
Net income (loss) per common and common equivalent
  share:
  As reported -- basic................................  $  0.59   $  (2.25)  $  (2.97)
  Pro forma -- basic..................................  $  0.30   $  (2.57)  $  (3.40)
  As reported -- diluted..............................  $  0.59   $  (2.25)  $  (2.97)
  Pro forma -- diluted................................  $  0.29   $  (2.57)  $  (3.40)

     In determining compensation cost pursuant to FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for various grants in 2002: risk-free interest rate of 4.6%; expected life of six years; and expected volatility of 85%. The following weighted average assumptions were used for various grants in 2001: risk-free interest rate of 5.8%; expected life of six years; and expected volatility of 86%. The following weighted average assumptions were used for various grants in 2000: risk-free interest rate of 6.2%; expected life of six years; and expected volatility of 78%.

EMPLOYEE BENEFIT PLANS
     The Company has a defined contribution plan covering its employees. The Company's contributions to the plan were $7,092,000 in 2002, $6,723,000 in 2001 and $10,375,000 in 2000.

     The Company sponsors a self-insured comprehensive medical and dental plan for qualified employees that is funded by contributions from both the Company and plan participants. Contributions are made through a Voluntary Employee's Benefit Association Trust. The Company recognized expense related to these plans of $13,645,000 in 2002, $17,339,000 in 2001 and $19,403,000 in 2000.

7.  COMMITMENTS AND CONTINGENCIES

OPERATING AND CAPITAL LEASES
     The Company is committed under various operating lease agreements. Total rent expense under these operating leases was $11,307,000 in 2002, $15,012,000 in 2001 and $23,474,000 in 2000.

     The Company also leases some manufacturing equipment under agreements that transfer ownership of the equipment by the end of the lease terms. As a result, the present value of the remaining future minimum lease payments has been recorded as a capitalized lease asset and related capitalized lease obligation. Assets under these capital leases are included in the accompanying consolidated balance sheets.

     Future minimum payments for all operating leases and capital leases with initial or remaining terms of one year or more subsequent to September 29, 2002 are as follows:

                                                    OPERATING   CAPITAL
                                                     LEASES     LEASES
                                                    ---------   -------
2003..............................................   $12,797    $7,807
2004..............................................     7,143        --
2005..............................................     3,455        --
2006..............................................     2,093        --
2007..............................................     1,737        --
Thereafter........................................     6,506        --
                                                     -------    ------
Total minimum lease payments......................   $33,731     7,807
                                                     =======
Amount representing interest......................                (557)
                                                                ------
Present value of minimum lease payments...........              $7,250
                                                                ======

LEGAL PROCEEDINGS
     On October 10, 2001, Ronald A. Smith & Associates commenced a lawsuit against the Company in the United States District Court for the Northern District of California. The lawsuit alleged that certain manufacturing systems used by the Company infringed one patent. The lawsuit requested damages, including treble damages, attorneys' fees and an injunction against the Company. On August 30, 2002, the parties entered into a settlement agreement under which the plaintiffs agreed that the Company had not infringed their patent, the Company obtained ownership of the patent, and the lawsuit was dismissed with prejudice.

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

     The Company is a party to certain claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect the Company's current or future financial position or results of operations.

OTHER MATTERS
     Over the course of the last two years, the World Trade Organization ("WTO") has ruled that the Foreign Sales Corporation ("FSC") provisions of the IRC, and the FSC's replacement provisions contained in the Extraterritorial Income Exclusion Act of 2002 ("ETI"), are prohibited export subsidies under the rules of the WTO. Federal legislation recently has been proposed that includes a provision to repeal the ETI. Until the proposed legislation repealing the ETI is signed into law, the Company expects to earn a net benefit under the ETI provisions similar to that previously earned under the FSC provisions of the IRC.

8.  SUPPLEMENTARY CASH FLOW INFORMATION

                                                           2002      2001      2000
                                                         --------   -------   -------
Changes in operating assets and liabilities:
  Receivables, net.....................................  $ (9,328)  $18,083   $17,058
  Inventories..........................................    (5,917)   11,323     8,468
  Prepaid and other assets.............................   (24,226)      950       910
  Accounts payable and accrued liabilities.............     5,964    (8,601)   (2,029)
  Other non-current liabilities........................    (1,796)   (1,394)   (2,986)
                                                         --------   -------   -------
                                                         $(35,303)  $20,361   $21,421
                                                         ========   =======   =======
Cash paid (refunded) for:
  Interest (net of amount capitalized).................  $ 12,849   $15,330   $12,452
  Income taxes.........................................    (2,777)     (430)   (4,294)

     Capitalized interest was $779,000 in 2002, $979,000 in 2001 and $2,817,000
in 2000.

9.  LITIGATION SETTLEMENT

     During the first quarter of 2002, the Company recorded an increase to operating income of $2,632,000 as a result of a reimbursement of legal expenses from a third party and insurance proceeds related to litigation defense costs. The reimbursement of legal expenses is to be paid in installments through 2006 and is recorded at the net present value of the remaining payments.

10.  OTHER ASSETS

     During the second quarter of 2002, the Company prepaid $26,000,000 related to a technology and development agreement. As of September 29, 2002, the unamortized portion of the prepayment was $23,620,000, of which $3,174,000 was included in "Prepaid taxes and other" and $20,446,000 was included in "Other assets" on the accompanying balance sheet. The unamortized portion will be amortized on a straight-line basis through the remaining term of the agreement which ends in 2010.

11.  SHARE RIGHTS PLAN

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

12.  SEGMENT REPORTING

     The Company follows the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the Chief Executive Officer.

     The Company has determined that it has two reportable segments: the Disk Drive Division and the BioMeasurement Division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The following table represents net sales and operating income (loss) for each reportable segment.

                                                         2002       2001       2000
                                                       --------   --------   --------
Net sales:
Disk Drive Division..................................  $390,577   $401,236   $459,572
BioMeasurement Division..............................       117         --         --
                                                       --------   --------   --------
                                                       $390,694   $401,236   $459,572
                                                       ========   ========   ========
Operating income (loss):
Disk Drive Division..................................  $ 29,107   $(58,328)  $(93,983)
BioMeasurement Division..............................    (4,682)    (6,303)    (4,433)
                                                       --------   --------   --------
                                                       $ 24,425   $(64,631)  $(98,416)
                                                       ========   ========   ========

     Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

     Sales to foreign locations were as follows:

                                                         2002       2001       2000
                                                       --------   --------   --------
Foreign-based enterprises............................  $250,478   $204,877   $257,324
Foreign subsidiaries of U.S. corporations............   109,736    179,756    155,422
                                                       --------   --------   --------
                                                       $360,214   $384,633   $412,746
                                                       ========   ========   ========

     The majority of these foreign location sales were to the Pacific Rim region. In addition, the Company had significant sales to U.S. corporations that used the Company's products in their offshore manufacturing sites.

     Revenue and long-lived assets by geographic area are as follows:

                                                         2002       2001       2000
                                                       --------   --------   --------
Revenue:
  Thailand...........................................  $122,083   $152,808   $128,270
  Hong Kong..........................................   105,100    116,029    141,230
  Japan..............................................    88,745     44,475     59,225
  China..............................................    33,564     33,913     40,799
  United States......................................    31,027     21,156     52,585
  Indonesia..........................................     5,520      7,475     13,577
  Mexico.............................................     4,655     25,376     23,807
  Other foreign countries............................        --          4         79
                                                       --------   --------   --------
                                                       $390,694   $401,236   $459,572
                                                       ========   ========   ========
Long-lived assets:
  United States......................................  $181,343   $211,188   $283,602
  Other foreign countries............................       151         74         57
                                                       --------   --------   --------
                                                       $181,494   $211,262   $283,659
                                                       ========   ========   ========

     Sales to customers in excess of 10% of net sales are as follows:

                                              2002      2001      2000
                                              ----      ----      ----
SAE Magnetics, Ltd./TDK.....................   25%       26%        26%
Alps Electric Co., Ltd. ....................   21        11         13
Seagate Technology LLC .....................   15        13         19
IBM and affiliates..........................   13        15         15
Read-Rite Corporation.......................    9        26         14

     Sales to the Company's five largest customers constituted 83%, 91% and 87% of net sales for 2002, 2001 and 2000, respectively.

13.  SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

     The following table summarizes unaudited financial data for 2002 and 2001.

                                      2002 BY QUARTER                              2001 BY QUARTER
                          ---------------------------------------    -------------------------------------------
                           FIRST     SECOND     THIRD     FOURTH      FIRST      SECOND       THIRD      FOURTH
                          -------    -------   -------   --------    --------   --------     --------   --------
Net sales...............  $92,717    $91,499   $97,356   $109,122    $118,914   $ 95,737     $ 91,507   $ 95,078
Gross profit............   21,220     18,195    23,729     27,273      19,894      5,803        4,837      6,190
Income (loss) from
  operations............    7,025(1)   2,488     5,342      9,570         634    (14,830)(5)  (13,035)   (37,400)(7)
Income (loss) before
  income taxes..........    5,635(1)   1,020     3,874      7,120(3)      794    (15,144)(5)  (13,541)   (38,317)(7)
Net income (loss).......    4,790(2)     867     3,291      6,054(4)      715    (13,630)(6)  (10,792)   (32,570)(8)
Net income (loss) per
  share
  Basic.................     0.19       0.03      0.13       0.24        0.03      (0.55)       (0.43)     (1.30)
  Diluted...............     0.19       0.03      0.13       0.24        0.03      (0.55)       (0.43)     (1.30)
Price range per share
  High..................    25.55      27.19     24.85      17.98       24.44      19.50        16.79      20.00
  Low...................    17.50      18.70     14.48      12.81       13.50      13.50        13.38      14.77

     The price range per share, reflected above, is the highest and lowest bids as quoted on The Nasdaq National Market during each quarter.
---------------

(1) Includes $2,632,000 for litigation settlement proceeds.

(2) Includes (net of tax) $2,237,000 for litigation settlement proceeds.

(3) Includes $1,267,000 for loss on debt extinguishment.

(4) Includes (net of tax) $1,077,000 for loss on debt extinguishment.

(5) Includes $2,364,000 for restructuring charges.

(6) Includes (net of tax) $2,128,000 for restructuring charges.

(7) Includes $25,511,000 for asset impairment and restructuring charges.

(8) Includes (net of tax) $21,684,000 for asset impairment and restructuring charges.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Hutchinson Technology Incorporated
Hutchinson, Minnesota

     We have audited the accompanying consolidated balance sheet of Hutchinson Technology Incorporated and Subsidiaries (the Company) as of September 29, 2002, and the related consolidated statement of operations, shareholders' investment, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15(a)2. These financial statements and financial statements schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of the Company as of and for the year ended September 30, 2001 and for the year ended September 24, 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated November 1, 2001.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
October 31, 2002

NOTICE: THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT RELATES TO PRIOR YEARS' FINANCIAL STATEMENTS. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hutchinson Technology Incorporated and Subsidiaries as of September 30, 2001 and September 24, 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with generally accepted accounting principles generally accepted in the United States.

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

/s/ Arthur Andersen LLP

Minneapolis, Minnesota
November 1, 2001

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              Hutchinson Technology Incorporated and Subsidiaries

                                                           ADDITIONS
                                              BALANCE AT   CHARGED TO
                                              BEGINNING    COSTS AND    OTHER CHANGES      BALANCE AT
                                              OF PERIOD     EXPENSES    ADD (DEDUCT)      END OF PERIOD
                                              ----------   ----------   -------------     -------------
                                                                   (IN THOUSANDS)
2000:
  Allowance for doubtful accounts
     receivable.............................    $3,071      $   434       $    309(1)        $3,814
  Reserve for sales returns and
     allowances.............................     3,324        5,319         (6,300)(2)        2,343
  Severance charges.........................        --        6,745         (6,745)(3)           --
                                                ------      -------       --------           ------
                                                $6,395      $12,498       $(12,736)          $6,157
                                                ======      =======       ========           ======
2001:
  Allowance for doubtful accounts
     receivable.............................    $3,814      $  (693)      $   (121)(1)       $3,000
  Reserve for sales returns and
     allowances.............................     2,343          794         (2,458)(2)          679
  Severance charges.........................        --        7,045         (6,426)(3)          619
                                                ------      -------       --------           ------
                                                $6,157      $ 7,146       $ (9,005)          $4,298
                                                ======      =======       ========           ======
2002:
  Allowance for doubtful accounts
     receivable.............................    $3,000      $    --       $     (1)(1)       $2,999
  Reserve for sales returns and
     allowances.............................       679        3,373         (3,389)(2)          663
  Severance charges.........................       619           --           (619)(3)           --
                                                ------      -------       --------           ------
                                                $4,298      $ 3,373       $ (4,009)          $3,662
                                                ======      =======       ========           ======

---------------

(1) Uncollectible accounts receivable written off, net of recoveries.

(2) Returns honored and credit memos issued.

(3) Severance charges paid.

                      ELEVEN-YEAR SELECTED FINANCIAL DATA

              Hutchinson Technology Incorporated and Subsidiaries

  ANNUAL
  GROWTH
    (%)
-----------
 5      10
YEAR   YEAR                                        2002       2001       2000       1999       1998       1997
----   ----                                      --------   --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF EMPLOYEES)
              FOR THE YEAR:
 (3)     9    Net Sales........................  $390,694   $401,236   $459,572   $580,270   $407,616   $453,232
 (5)     8    Gross Profit (loss)..............    90,417     36,724     36,149     93,666     (3,636)   117,279
              Percent of net sales.............        23%         9%         8%        16%        (1)%       26%
(14)     6    Income (loss) from operations....  $ 24,425   $(64,631)  $(98,416)  $ 23,333   $(65,124)  $ 52,716
              Percent of net sales.............         6%       (16)%      (21)%        4%       (16)%       12%
(19)     2    Net income (loss)................  $ 15,002   $(56,277)  $(73,612)  $ 17,638   $(48,411)  $ 41,909
              Percent of net sales.............         4%       (14)%      (16)%        3%       (12)%        9%
(17)     5    Capital expenditures.............  $ 31,916   $ 32,047   $ 64,657   $120,596   $206,888   $ 82,639
 (3)    12    Research and development
              expenses.........................    17,663     23,241     21,433     23,106     20,360     20,185
 10     17    Depreciation expense.............    61,627     85,454     91,194     92,635     50,544     38,299
 (9)    10    Cash flow from operating
              activities.......................    48,091     61,463     69,679     81,176    (12,824)    76,816
              AT YEAR END:
 (8)     8    Receivables......................  $ 55,953   $ 46,625   $ 64,708   $ 81,766   $ 78,135   $ 86,044
  0     17    Inventories......................    27,110     21,193     32,516     40,984     25,780     27,189
  7     17    Working capital..................   244,730    247,074    270,609    309,447    101,114    173,156
  1     16    Net property, plant and
              equipment........................   181,494    211,262    283,659    352,936    335,289    175,253
  6     18    Total assets.....................   562,101    594,940    683,933    751,849    549,478    429,839
 14     25    Total debt and capital leases....   151,374    206,900    233,872    219,733    222,860     78,194
              Total debt and capital leases as
              a percentage of total
              capitalization...................        30%        38%        37%        32%        48%        22%
  5     17    Shareholders' investment.........  $356,961   $338,266   $392,489   $464,959   $236,830   $282,958
              Return on shareholders'
              investment.......................         4%       (15)%      (17)%        5%       (19)%       20%
(14)     0    Number of employees..............     3,336      3,454      4,729      7,701      7,764      7,181
  5      5    Shares of stock outstanding......    25,355     25,171     24,830     24,744     19,780     19,619
              PER SHARE INFORMATION:
(23)    (4)   Net income (loss) -- diluted.....  $   0.59   $  (2.25)  $  (2.97)  $   0.75   $  (2.46)  $   2.21
  0     11    Shareholders' investment (book
              value)...........................     14.08      13.44      15.81      18.79      11.97      14.42
              Price range
 (7)    10      High...........................     27.19      24.44      30.00      51.25      35.44      38.38
  0     15      Low............................     12.81      13.38       9.38      11.88      13.81      12.75

  ANNUAL
  GROWTH
    (%)
-----------
 5      10
YEAR   YEAR                                        1996       1995       1994       1993       1992
----   ----                                      --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF EMPLOYEES)
              FOR THE YEAR:
 (3)     9    Net Sales........................  $353,186   $299,998   $238,794   $198,734   $160,340
 (5)     8    Gross Profit (loss)..............    79,570     73,763     39,246     44,423     40,261
              Percent of net sales.............        23%        25%        16%        22%        25%
(14)     6    Income (loss) from operations....  $ 18,203   $ 28,921   $  7,780   $  9,961   $ 13,581
              Percent of net sales.............         5%        10%         3%         5%         8%
(19)     2    Net income (loss)................  $ 13,802   $ 21,078   $  5,880   $  8,554   $ 12,849
              Percent of net sales.............         4%         7%         2%         4%         8%
(17)     5    Capital expenditures.............  $ 77,065   $ 44,472   $ 29,540   $ 46,768   $ 20,492
 (3)    12    Research and development
              expenses.........................    27,651     15,041      8,626      9,846      5,770
 10     17    Depreciation expense.............    33,565     28,174     23,974     15,737     12,908
 (9)    10    Cash flow from operating
              activities.......................    39,904     57,814     11,967     22,449     19,397
              AT YEAR END:
 (8)     8    Receivables......................  $ 56,278   $ 40,683   $ 39,115   $ 22,320   $ 25,454
  0     17    Inventories......................    17,235     13,298      9,529      7,899      5,638
  7     17    Working capital..................    62,102     54,284     51,996     26,238     49,018
  1     16    Net property, plant and
              equipment........................   121,706     93,816     77,887     72,419     41,513
  6     18    Total assets.....................   238,983    190,898    151,148    116,639    109,126
 14     25    Total debt and capital leases....    58,945     37,700     40,080     12,460     16,755
              Total debt and capital leases as
              a percentage of total
              capitalization...................        31%        24%        30%        12%        18%
  5     17    Shareholders' investment.........  $133,684   $119,745   $ 94,619   $ 88,689   $ 77,025
              Return on shareholders'
              investment.......................        11%        20%         6%        10%        23%
(14)     0    Number of employees..............     5,479      4,858      4,600      4,108      3,332
  5      5    Shares of stock outstanding......    16,356     16,341     15,999     15,993     15,519
              PER SHARE INFORMATION:
(23)    (4)   Net income (loss) -- diluted.....  $   0.82   $   1.28   $   0.36   $   0.53   $   0.91
  0     11    Shareholders' investment (book
              value)...........................      8.17       7.33       5.91       5.55       4.96
              Price range
 (7)    10      High...........................     21.83      29.67      13.29      16.58      10.67
  0     15      Low............................     10.25       7.67       7.25       6.83       3.17

                                 EXHIBIT INDEX


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

     4.5      Share Rights Agreement dated as of 7/19/00 between HTI and
              Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI's Registration Statement on Form 8-A, dated 7/24/00).

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

     16.1 Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated 6/14/02 (incorporated by reference to Exhibit
              16.1 to HTI's Current Report on Form 8-K dated 6/13/02).

     21.1     List of Subsidiaries..........................Filed Electronically

     23.1     Independent Auditors' Consent.................Filed Electronically

     23.2     Notice Regarding Consent of
              Arthur Andersen LLP...........................Filed Electronically

     99       Certification under Section 906 of the
              Sarbanes-Oxley Act of 2002....................Filed Electronically