Form 10-Q
period 2002-12-29
HUTCHINSON TECHNOLOGY INC
filed 2003-02-07
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 29, 2002
                                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------     ----------------------

                  Commission File Number 0-14709
                                         -------

                       HUTCHINSON TECHNOLOGY INCORPORATED
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                    MINNESOTA                         41-0901840
         -------------------------------          -------------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

         40 WEST HIGHLAND PARK, HUTCHINSON, MINNESOTA     55350
         --------------------------------------------   ----------
           (Address of principal executive offices)     (Zip code)

                                 (320) 587-3797
                                 --------------
              (Registrant's telephone number, including area code)


       ------------------------------------------------------------------
       (Former name, address or fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       X       No
    -------------    ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 3, 2003 the registrant had 25,513,786 shares of Common Stock issued and outstanding.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                       HUTCHINSON TECHNOLOGY INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except shares data)

                                                                            December 29,
                                                                                2002                 September 29,
                                                                             (Unaudited)                  2002
                                                                            ------------             -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $     65,386             $      57,852
   Securities available for sale                                                 164,144                   151,257
   Trade receivables, net                                                         53,975                    51,363
   Other receivables                                                               4,114                     4,590
   Inventories                                                                    23,834                    27,110
   Prepaid taxes and other (Note 8)                                               11,243                    12,376
                                                                            ------------             -------------
         Total current assets                                                    322,696                   304,548
Property, plant and equipment, net                                               178,292                   181,494
Deferred tax assets                                                               44,251                    46,883
Other assets (Note 8)                                                             25,745                    29,176
                                                                            ------------             -------------
                                                                            $    570,984             $     562,101
                                                                            ============             =============
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Current maturities of long-term debt                                     $        253             $         253
   Capital lease obligation                                                        4,457                     7,250
   Accounts payable                                                               19,321                    17,793
   Accrued expenses                                                               16,031                    12,942
   Accrued compensation                                                           19,497                    21,580
                                                                            ------------             -------------
         Total current liabilities                                                59,559                    59,818
Long-term debt, less current maturities                                              371                       371
Convertible subordinated notes                                                   132,529                   143,500
Other long-term liabilities                                                        1,213                     1,451
Shareholders' investment:
   Common stock, $.01 par value, 45,000,000 shares authorized,
        25,458,000 and 25,355,000 issued and outstanding                             255                       254
   Additional paid-in capital                                                    371,406                   369,641
   Accumulated other comprehensive income                                            885                       640
   Accumulated earnings (deficit)                                                  4,766                   (13,574)
                                                                            ------------             -------------
         Total shareholders' investment                                          377,312                   356,961
                                                                            ------------             -------------
                                                                            $    570,984             $     562,101
                                                                            ============             =============

See accompanying notes to condensed consolidated financial statements - unaudited.

                       HUTCHINSON TECHNOLOGY INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                     (In thousands, except per share data)

                                                                             Thirteen Weeks Ended
                                                                    --------------------------------------
                                                                    December 29,              December 30,
                                                                        2002                       2001
                                                                    ------------              ------------
Net sales                                                           $    132,862              $     92,717

Cost of sales                                                             91,434                    71,497
                                                                    ------------              ------------

   Gross profit                                                           41,428                    21,220

Research and development expenses                                          3,448                     4,531

Selling, general and administrative expenses                              15,044                    12,296

Litigation settlement (Note 11)                                               --                    (2,632)
                                                                    ------------              ------------

   Income from operations                                                 22,936                     7,025

Interest expense                                                          (2,235)                   (3,604)

Interest income                                                            1,423                     2,045

Gain on debt extinguishment (Note 9)                                         221                        --

Other income, net                                                            297                       169
                                                                    ------------              ------------

   Income before income taxes                                             22,642                     5,635

Provision for income taxes                                                 4,302                       845
                                                                    ------------              ------------

   Net income                                                       $     18,340              $      4,790
                                                                    ============              ============

Basic earnings per share                                            $       0.72              $       0.19
Diluted earnings per share                                          $       0.65              $       0.19

Weighted average common shares outstanding                                25,414                    25,222
Weighted average common and diluted shares outstanding                    30,455                    25,520

See accompanying notes to condensed consolidated financial statements - unaudited.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)

                                                                                           Thirteen Weeks Ended
                                                                                  --------------------------------------
                                                                                  December 29,              December 30,
                                                                                      2002                      2001
                                                                                  ------------              ------------
Operating activities:
   Net income                                                                     $     18,340              $      4,790
   Adjustments to reconcile net income to cash
      provided by operating activities:
         Depreciation and amortization                                                  13,814                    14,163
         Deferred taxes                                                                  3,012                        96
         Changes in operating assets and liabilities (Note 10)                           7,198                    (2,357)
                                                                                  ------------              ------------
                    Cash provided by operating activities                               42,364                    16,692
                                                                                  ------------              ------------
Investing activities:
   Capital expenditures                                                                (10,453)                   (6,802)
   Purchases of marketable securities                                                  (58,023)                  (86,534)
   Sales of marketable securities                                                       45,644                   143,536
                                                                                  ------------              ------------
                    Cash provided by (used for) investing activities                   (22,832)                   50,200
                                                                                  ------------              ------------
Financing activities:
   Repayments of long-term debt                                                        (10,971)                   (4,150)
   Repayments of capital lease obligation                                               (2,793)                   (1,939)
   Net proceeds from issuance of common stock                                            1,766                     1,509
                                                                                  ------------              ------------
                    Cash used for financing activities                                 (11,998)                   (4,580)
                                                                                  ------------              ------------

Net increase in cash and cash equivalents                                                7,534                    62,312

Cash and cash equivalents at beginning of period                                        57,852                   113,313
                                                                                  ------------              ------------

Cash and cash equivalents at end of period                                        $     65,386              $    175,625
                                                                                  ============              ============

See accompanying notes to condensed consolidated financial statements - unaudited.

                       HUTCHINSON TECHNOLOGY INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Columnar dollar amounts in thousands except per share amounts)

When we refer to the "Company" or "HTI," we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to "2003" mean HTI's fiscal year ending September 28, 2003, references to "2002" mean HTI's fiscal year ended September 29, 2002 and references to "2001" mean HTI's fiscal year ended September 30, 2001.

(1)  ACCOUNTING POLICIES

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements include normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

(2)  ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and amends Accounting Principles Board Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS 144 retains the fundamental provisions of FAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. The Company was required to adopt FAS 144 on September 30, 2002. The adoption of FAS 144 did not have a material impact on the Company's consolidated balance sheet or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be classified as an extraordinary item. FAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company adopted FAS 145 as of July 1, 2002, at which time it began classifying gains and losses resulting from the extinguishment of debt as a separate component in income from continuing operations. The adoption of FAS 145 did not have a material impact on the Company's consolidated balance sheet or results of operations.

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

In September 2002, the EITF of FASB reached a consensus on Issue No. 02-15, "Determining Whether Certain Conversions of Convertible Debt to Equity Securities are Within the Scope of FASB Statement No. 84, Induced Conversions of Convertible Debt." The EITF deliberated this issue because of diversity in practice in the accounting for conversions of convertible debt to equity initiated by the debt holder. The EITF concluded that FASB Statement No. 84 applies to conversions of convertible debt when the offer for consideration in excess of the original conversion terms is made by the bondholder. The EITF concluded that this guidance should be followed for transactions completed after September 12, 2002. The adoption of EITF Issue No. 02-15 did not have a material impact on the Company's consolidated balance sheet or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain issued and outstanding guarantees. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated balance sheet or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("FAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS 148 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations. The Company will provide the interim disclosures required by FAS 148 beginning in the second quarter of 2003.

(3)  BUSINESS AND CUSTOMERS

The Company is the world's leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. The Company also is engaged in the development and production of products for the medical device market, but does not expect to generate significant revenue during 2003.

A breakdown of customer sales is as follows:

                                                      Thirteen Weeks Ended
                                                --------------------------------
                                                December 29,        December 30,
Percentage of Net Sales                            2002                 2001
-----------------------                         ------------        ------------
Five Largest Customers                              86%                  73%
   Alps Electric Co., Ltd.                          27                    9
   SAE Magnetics, Ltd./TDK                          23                   23
   Seagate Technology LLC                           21                   10
   IBM and affiliates                                9                   15
   K.R. Precision Co.                                6                    5
   Read-Rite Corporation                             2                   16

(4) TRADE RECEIVABLES

The Company grants credit to customers, but generally does not require collateral or any other security to support amounts due. Trade receivables of $53,975,000 at December 29, 2002 and $51,363,000 at September 29, 2002 are net
of allowances of $4,366,000 and $3,662,000, respectively. As of December 29, 2002, allowances of $4,366,000 consisted of $2,999,000 in allowance for doubtful accounts and $1,367,000 in reserve for sales returns and allowances.

The Company warrants that the goods sold by it will be free from defects in materials and workmanship for a period of 60 days following delivery to the customer. Upon determination that the goods sold are defective, the Company typically accepts the return of such goods and refunds the purchase price to the customer. The Company records a provision against revenue for estimated returns on sales of its products in the same period that the related revenues are recognized. The Company bases the allowance on historical product returns, as well as existing product return notifications. The following table reconciles the changes in the Company's allowance for sales returns under warranties:

                                 Changes in the          Reductions in the
               September 29,  allowance related to         allowance for          December 29,
                    2002       warranties issued      returns under warranties        2002
               -------------  --------------------    ------------------------    ------------
                 $663,000          $1,727,000               $(1,023,000)           $1,367,000

(5) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at December 29, 2002 and September 29, 2002:

                                                December 29,             September 29,
                                                    2002                     2002
                                                ------------             -------------
                 Raw materials                  $      8,601             $       6,240
                 Work in process                       5,159                     6,123
                 Finished goods                       10,074                    14,747
                                                ------------             -------------
                                                $     23,834             $      27,110
                                                ============             =============

(6)  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:

                                                                                      Thirteen Weeks Ended
                                                                               -------------------------------------
                                                                               December 29,             December 30,
                                                                                  2002                     2001
                                                                               ------------             ------------
Net income (A)                                                                 $     18,340             $      4,790
Plus:  interest expense on convertible subordinated notes                             2,150                       --
Less:  additional profit-sharing expense and income tax provision                       583                       --
                                                                               ------------             ------------
Net income available to common shareholders (B)                                $     19,907             $      4,790
                                                                               ============             ============

Weighted average common shares outstanding (C)                                       25,414                   25,222
Dilutive potential common shares                                                      5,041                      298
                                                                               ------------             ------------
Weighted average common and diluted shares outstanding (D)                           30,455                   25,520
                                                                               ============             ============

Basic earnings per share [(A)/(C)]                                             $       0.72             $       0.19
Diluted earnings per share [(B)/(D)]                                           $       0.65             $       0.19

Potential common shares of 5,291,000, relating to the Company's outstanding convertible subordinated notes, were excluded from the computation of diluted earnings per share for the thirteen weeks ended December 30, 2001, as inclusion of these shares would have been antidilutive.

(7)  INCOME TAXES

The following table details the significant components of the Company's deferred tax assets:

                                                                December 29,                 September 29,
                                                                    2002                         2002
                                                                ------------                 -------------
Current deferred tax assets:
         Receivable allowance                                   $      1,594                 $       1,327
         Inventories                                                   4,185                         4,596
         Accruals and other reserves                                   5,379                         6,125
         Valuation allowance                                          (4,529)                       (4,777)
                                                                ------------                 -------------
            Total current deferred tax assets                          6,629                         7,271
                                                                ------------                 -------------

Long-term deferred tax assets:
         Property, plant and equipment                                14,576                        15,654
         Tax credits                                                  13,319                        12,386
         Net operating loss carryforwards                             68,099                        71,801
         Valuation allowance                                         (51,743)                      (52,958)
                                                                ------------                 -------------
             Total long-term deferred tax assets                      44,251                        46,883
                                                                ------------                 -------------

Total deferred tax assets                                       $     50,880                 $      54,154
                                                                ============                 =============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 29, 2002, the Company's deferred tax assets included $13,319,000 of unused tax credits, $3,079,000 of which can be carried forward indefinitely and $10,240,000 of which begin to expire at various dates beginning in 2010. At December 29, 2002, the Company's balance sheet included $68,099,000 of deferred tax assets related to net operating loss carryforwards that will begin to expire in 2018. As of December 29, 2002, the Company had an estimated federal net operating loss carryforward of approximately $176,344,000 for United States federal tax return purposes. A portion of the credits and net operating loss carryforwards are subject to an annual limitation under United States Internal Revenue Code ("IRC") Section 382. A valuation allowance of $56,272,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits and net operating loss carryforwards.


(8)  OTHER ASSETS

During the second quarter of 2002, the Company prepaid $26,000,000 related to a technology and development agreement. As of December 29, 2002, the unamortized portion of the prepayment was $22,826,000, of which $3,174,000 was included in "Prepaid taxes and other" and $19,652,000 was included in "Other assets" on the accompanying condensed consolidated balance sheet. The unamortized portion will be amortized on a straightline basis through the remaining term of the agreement which ends in 2010.

(9)  GAIN ON DEBT EXTINGUISHMENT

During the first quarter of 2003, the Company repurchased $10,971,000 of its 6% Convertible Subordinated Notes at a pre-tax gain of $221,000. These notes had a maturity date of March 15, 2005. This extinguishment of debt will reduce the Company's interest expense in 2003 by approximately $648,000.

(10)  SUPPLEMENTARY CASH FLOW INFORMATION

                                                                          Thirteen Weeks Ended
                                                                  --------------------------------------
                                                                  December 29,              December 30,
                                                                     2002                      2001
                                                                  ------------              ------------
     Changes in operating assets and liabilities:
              Receivables, net                                    $     (2,136)             $     (4,555)
              Inventories                                                3,276                    (3,557)
              Prepaid and other assets                                   3,627                      (690)
              Accounts payable and accrued expenses                      2,669                     6,941
              Other non-current liabilities                               (238)                     (496)
                                                                  ------------              ------------
                                                                  $      7,198              $     (2,357)
                                                                  ============              ============

     Cash paid (refunded) for:
              Interest (net of amount capitalized)                $        188              $      1,120
              Income taxes                                        $          7              $       (425)

Capitalized interest for the thirteen weeks ended December 29, 2002 was $180,000 compared to $251,000 for the comparable period in 2002. Interest is capitalized, using an overall borrowing rate, for assets that are being constructed or otherwise produced for the Company's own use. Interest capitalized during the thirteen weeks ended December 29, 2002 was related primarily to new program tooling and process technology and capability improvements.

(11) LITIGATION SETTLEMENT

During the first quarter of 2002, the Company recorded an increase to operating income of $2,632,000 as a result of a reimbursement of legal expenses from another party and insurance proceeds related to litigation defense costs. The reimbursement of legal expenses is to be paid in installments through 2006 and is recorded at the net present value of the remaining payments.

(12) LEGAL CONTINGENCIES

The Company and certain users of the Company's products have from time-to-time received, and may in the future receive, communications from third parties asserting patents against the Company or its customers which may relate to certain of the Company's manufacturing equipment or products or to products that include the Company's products as a component. In addition, certain of the Company's customers have been sued on patents having claims closely related to products sold by the Company. If any third party makes a valid infringement claim and a license is not available on terms acceptable to the Company, the Company's operating results could be adversely affected. The Company expects that, as the number of patents issued continues to increase, and as the Company grows, the volume of intellectual property claims could increase. The Company may need to engage in litigation to enforce patents issued or licensed to it, protect trade secrets or know-how owned by it or determine the enforceability, scope and validity of the intellectual property rights of others. The Company could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on its results of operations or cash flows.

The Company is a party to certain claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect the Company's current or future financial position, results of operations or cash flows.

(13)  OTHER MATTERS

Over the course of the last two years, the World Trade Organization ("WTO") has ruled that the Foreign Sales Corporation ("FSC") provisions of the IRC, and the FSC's replacement provisions contained in the Extraterritorial Income Exclusion Act of 2002 ("ETI"), are prohibited export subsidies under the rules of the WTO. Federal legislation was proposed in 2002 that included a provision to repeal the ETI. Until the ETI provisions of the IRC are repealed, the Company expects to earn a net benefit under the ETI provisions similar to that previously earned under the FSC provisions of the IRC.

(14)  SEGMENT REPORTING

The Company follows the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company considers its chief operating decision-maker to be the Chief Executive Officer.

The Company has determined that it has two reportable segments: the Disk Drive Division and the BioMeasurement Division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's latest Annual Report on Form 10-K.

The following table represents net sales and operating income (loss) for each reportable segment.

                                                     Thirteen Weeks Ended
                                              ---------------------------------
                                              December 29,         December 30,
                                                  2002                2001
                                              ------------         ------------
         Net sales:
         Disk Drive Division                  $    132,791         $     92,716
         BioMeasurement Division                        71                    1
                                              ------------         ------------
                                              $    132,862         $     92,717
                                              ============         ============

         Operating income (loss):
         Disk Drive Division                  $     24,238         $      8,145
         BioMeasurement Division                    (1,302)              (1,120)
                                              ------------         ------------
                                              $     22,936         $      7,025
                                              ============         ============

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

                       HUTCHINSON TECHNOLOGY INCORPORATED
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

When we refer  to  "we,"  "us,"  the  "Company"  or  "HTI,"  we mean  Hutchinson
Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to "2003" mean HTI's fiscal year ending September 28, 2003, references to "2002" mean HTI's fiscal year ended September 29, 2002, references to "2001" mean HTI's fiscal year ended September 30, 2001, references to "2000" mean HTI's fiscal year ended September 24, 2000, and references to "1999" mean HTI's fiscal year ended September 26, 1999.

GENERAL

Since the late 1980's, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components based on several standard designs to manufacturers of hard disk drives ("disk drives") and manufacturers of disk drive components (including Alps, Fujitsu, Hitachi Global Storage Technologies (formerly IBM's Storage Technology Division), Innovex, Kaifa, KR Precision, Maxtor, Read-Rite, SAE Magnetics/TDK, Samsung, Seagate, Toshiba and Western Digital). Suspension assemblies are a critical component of disk drives and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates.
Our results of operations have been adversely affected from time to time due to disk drive industry slowdowns, technological changes that impact suspension assembly demand, shifts in our market share and our customers' market share, our customers' production yields and our own product transitions.

Since 1999, improvements in data density, the amount of data that can be stored on magnetic disks, have outpaced disk drive storage capacity requirements. This enabled disk drive manufacturers to reduce their costs by using fewer components, including suspension assemblies, in each drive. Shifts in our position in the marketplace had also, to a lesser extent, decreased demand for our products. Slower growth of disk drive storage demand and a weaker global economy have also decreased demand for our products since 2001. Consequently, our shipments declined from 583 million in 1999 to 398 million in 2002. While improvements in data density continued to reduce demand for disk drive components in 2002, improvements in our market position have increased shipments of our products since the latter part of 2002.

Our shipments of suspension assemblies for the first quarter of 2003 were 135 million, 22% higher than our shipments in the fourth quarter of 2002. This increase was due to an increase in disk drive production, an increase in our market share and a temporary increase in TSA suspension consumption resulting from lower production yields at some of our customers as they transition to higher density recording heads. Although we continue to have limited visibility for future demand, we expect our shipment volumes in the second quarter of 2003 to be similar to our shipment volumes in the first quarter of 2003. We also expect suspension assembly shipments for the second half of 2003 to range from 240 to 250 million, assuming that recent levels of demand and market share continue and that our customers improve their production yields from current rates.

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

Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors, such as:

-   changes in demand or customer requirements
-   changes in our product mix
-   changes in our selling prices
-   changes in the utilization of our production capacity
-   changes in our infrastructure costs, and how we control them
- increases in production and engineering costs associated with production of new products
-   changes in our manufacturing yields
-   changes in our production efficiency
-   changes in the cost of raw materials

Gross margins improved in the first quarter of 2003 primarily due to increased shipments, which resulted in higher utilization of our production capacity, and productivity improvements made during the quarter.

The disk drive industry is intensely competitive, and our customers' operating results are dependent on being first-to-market and first-to-volume with new products at a low cost. Our ability to respond to our customers' needs for new products and product features on a timely basis is an important factor in our success. Our dedicated Development Center enables us to shorten development cycles and achieve high volume output per manufacturing unit more quickly.

New suspension assembly types have lower manufacturing yields and are produced in smaller quantities than more mature products. Manufacturing yields generally improve as the product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Small variations in manufacturing yields generally have a significant impact on gross margins. Because our business is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume and capacity utilization.

In addition to increases in suspension assembly demand, improvements to our operating margins depend, in part, on the successful management of our corporate infrastructure, our suspension assembly production capacity and our workforce. As part of our efforts to improve our operating margins through reduced costs and improved efficiency, we reduced our overall employment level, through workforce reductions and managed attrition, from 7,701 at the end of 1999 to 3,336 at the end of 2002. Due to increased production requirements, however, our overall employment level had increased to 3,416 by the end of the first quarter of 2003.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 29, 2002 VS. THIRTEEN WEEKS ENDED DECEMBER 30,
2001.

Net sales for the thirteen weeks ended December 29, 2002 were $132,862,000, an increase of $40,145,000 or 43% from the comparable period in 2002. Suspension assembly sales increased $36,165,000 compared to the thirteen weeks ended December 30, 2001, as a result of a 48% increase in shipments. Additionally, sales of suspension assembly components, primarily to our competitors, increased $3,166,000. Both of these increases were due to an increase in disk drive production, an increase in our market share and a temporary increase in TSA suspension consumption resulting from lower production yields at some of our customers related to their transition to higher density recording heads. The increase in suspension assembly volume was partially offset by a 2% decline in average selling prices for our suspension assemblies.

Gross profit for the thirteen weeks ended December 29, 2002 was $41,428,000, compared to $21,220,000 for the comparable period in 2002. The increase was primarily due to the increase in net sales mentioned above. Gross profit as a percent of net sales increased from 23% to 31%, primarily due to higher utilization of our production capacity and productivity improvements.

Research and development expenses for the thirteen weeks ended December 29, 2002 were $3,448,000 compared to $4,531,000 for the thirteen weeks ended December 30, 2001. The majority of the decrease was due to a $926,000 increase in customer funding of advanced suspension assembly development costs. As a percent of net sales, research and development expenses decreased from 5% in the first quarter of 2002 to 3% in the first quarter of 2003.

Selling, general and administrative expenses for the thirteen weeks ended December 29, 2002 were $15,044,000, an increase of $2,748,000 or 22% from the comparable period in 2002. The increase was due primarily to a $3,050,000 increase in incentive compensation costs as profitability improved in the first quarter of 2003 compared to the first quarter of 2002. Expenses for our subsidiary, Hutchinson Technology Asia, Inc., also increased by $341,000 as on-site service and engineering support to our customers in Asia was increased. These increases were partially offset by a $814,000 reduction in legal fees, primarily due to reduced patent litigation defense costs. Selling, general and administrative expenses as a percent of net sales decreased from 13% in the first quarter of 2002 to 11% in the first quarter of 2003.

During the first quarter of 2002, we recorded an increase to operating income of $2,632,000 as a result of a reimbursement of legal expenses from another party and insurance proceeds related to litigation defense costs.

Income from operations for the thirteen weeks ended December 29, 2002 was $22,936,000, compared to $7,025,000 for the comparable period in 2002. The increase was primarily due to the increase in net sales mentioned above, which resulted in higher utilization of our production capacity, and productivity improvements made during the quarter. Income from operations for the thirteen weeks ended December 29, 2002 included a $1,302,000 loss from operations for our BioMeasurement Division segment, compared to a $1,120,000 loss for the comparable period in 2002.

Interest expense for the thirteen weeks ended December 29, 2002 was $2,235,000, a decrease of $1,369,000 from the comparable period in 2002, primarily due to a lower amount of outstanding debt and fewer capitalized leases.

Interest income for the thirteen weeks ended December 29, 2002 was $1,423,000, a decrease of $622,000 from the comparable period in 2002, primarily as a result of lower investment yields.

During the first quarter of 2003, we repurchased $10,971,000 of our 6% Convertible Subordinated Notes before their maturity. In connection with these transactions, we recorded a $221,000 pre-tax gain on debt extinguishment.

Other income, net of other expenses, for the thirteen weeks ended December 29, 2002 was $297,000, an increase of $128,000 from the comparable period in 2002, primarily due to increased rental income from leasing portions of our facilities that we do not intend to utilize for the foreseeable future.

The income tax provision for the thirteen weeks ended December 29, 2002 was based on an estimated effective tax rate for the fiscal year of 19%, which is below the statutory federal rate primarily due to our estimate of the benefit derived from the ETI provisions related to export of U.S. products and our estimate of our utilization of net operating loss carryforwards. The increase in our effective tax rate, from 15% in 2002 to 19% in 2003, is primarily due to lower growth in the estimated benefit that we may derive from the ETI provisions in proportion to the estimated growth in our pre-tax income.

Net income for the thirteen weeks ended December 29, 2002 was $18,340,000, compared to net income of $4,790,000 for the comparable period in 2002. Our improved profitability was primarily due to the above-mentioned increase in net sales, which resulted in higher utilization of our production capacity, and productivity improvements made during the quarter. Net income for the first quarter of 2002 included the above-mentioned increase to operating income from the litigation settlement. Excluding this item, net income as a percent of net sales increased from 5% for the thirteen weeks ended December 30, 2001 to 14% for the thirteen weeks ended December 29, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents increased from $57,852,000 at September 29, 2002 to $65,386,000 at December 29, 2002. Our securities available for sale increased from $151,257,000 to $164,144,000 during the same period. Overall, this reflects a $20,421,000 increase in our cash and cash equivalents and securities available for sale, primarily due to improved profitability in the first quarter of 2003. We generated cash from operating activities of $42,364,000 for the thirteen weeks ended December 29, 2002.

As of December 29, 2002, our $50,000,000 credit facility had a borrowing base of $44,334,000, secured by our accounts receivable and inventory. Letters of credit and loans outstanding under this facility totaled $5,004,000 as of such date, including $2,809,000 issued in connection with obligations under equipment leases. The amount we can borrow under this credit facility is limited by the levels of our accounts receivable and inventory balances. As of December 29, 2002, $39,330,000 of borrowing capacity remained available to us.

Cash used for capital expenditures totaled $10,453,000 for the thirteen weeks ended December 29, 2002. We expect total capital expenditures to be approximately $50,000,000 during 2003, to be spent primarily for new program tooling, process technology and capability improvements, increases in TSA production capacity and new business systems. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents and securities available for sale.

During the first quarter of 2003, we repurchased $10,971,000 of our 6% Convertible Subordinated Notes at a pre-tax gain of $221,000. These notes had a maturity date of March 15, 2005. This extinguishment of debt will reduce our interest expense in 2003 by approximately $648,000. Our debt-to-equity ratio improved from 42 percent at the end of 2002 to 36 percent at the end of the first quarter of 2003.

Certain of our existing financing agreements contain covenants which, among other things, restrict our ability to pay dividends to our shareholders and may restrict our ability to enter into certain types of financing. As of December 29, 2002, we were in compliance with all such covenants. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.

We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations and credit facility will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through 2003. Our ability to obtain additional financing, if needed, will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all, if needed.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Following are our most critical accounting policies that affect significant areas and involve judgment and estimates. If these estimates differ materially from actual results, the impact to the consolidated financial statements may be material.

Revenue Recognition

In recognizing revenue in any period, we apply the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition." We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.

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

We  also  enter  into   arrangements   with   customers  that  provide  us  with
reimbursement for guaranteed capacity. We recognize the associated revenue over the estimated life of the program for which the capacity is guaranteed.

Accounts Receivable

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

We record a provision against revenue for estimated returns on sales of our products in the same period that the related revenues are recognized. We base the allowance on historical returns as well as existing product return notifications.

Inventory Valuation

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance of $56,272,000 as of December 29, 2002, due to the uncertainty of realizing the benefits of certain tax credits and net operating loss carryforwards before they expire. The valuation allowance is based on our estimates of taxable income by each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

MARKET TRENDS AND CERTAIN CONTINGENCIES

(a) MARKET TRENDS

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

World-wide suspension assembly shipments increased in the first quarter of 2003 due to an increase in disk drive production and temporary lower production yields at some disk drive and recording head manufacturers as they transition to higher density recording heads. Unless disk drive and recording head manufacturers can substantially improve their production yields, we expect world-wide suspension assembly shipment volumes in the second quarter of 2003 to be similar to the shipment volumes in the first quarter of 2003. We also expect world-wide suspension assembly shipments for the second half of 2003 to decrease as disk drive and recording head manufacturers improve their production yields from current rates. Beyond 2003, we believe that world-wide suspension assembly shipments will gradually increase as average suspension assembly counts within disk drives stabilize and overall disk drive demand growth increases. We continue to have limited visibility for future demand.

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

The introduction of new types or sizes of read/write heads and new disk drive designs tends to initially decrease customers' yields with the result that we may experience temporary elevations of demand for some types of suspension assemblies. We believe that reduced production yields at some of our customers due to their transition to higher density recording heads resulted in increased shipments of our suspension assemblies in the first quarter of 2003. As programs mature, higher customer yields decrease the demand for suspension assemblies. The advent of new heads and new drive designs may require rapid development and implementation of new suspension assembly types which temporarily may reduce our manufacturing yields and efficiencies. These changes will continue to affect us.

(b) CONTINGENCIES

We and certain users of our products have from time-to-time received, and may in the future receive, communications from third parties asserting patents against us or our customers which may relate to certain of our manufacturing equipment or products or to products that include our products as a component. In addition, certain of our customers have been sued on patents having claims closely related to products sold by us. If any third party makes a valid infringement claim and a license is not available on terms acceptable to us, our operating results could be adversely affected. We expect that, as the number of patents issued continues to increase, and as we grow, the volume of intellectual property claims could increase. We may need to engage in litigation to enforce patents issued or licensed to us, protect trade secrets or know-how owned by us or determine the enforceability, scope and validity of the intellectual property rights of others. We could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on our results of operations or cash flows.

We are a party to certain claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect our current or future financial position, results of operations or cash flows.

(c)  OTHER MATTERS

Over the course of the last two years, the World Trade Organization ("WTO") has ruled that the Foreign Sales Corporation ("FSC") provisions of the United States Internal Revenue Code ("IRC"), and the FSC's replacement provisions contained in the Extraterritorial Income Exclusion Act of 2002 ("ETI") are prohibited export subsidies under the rules of the WTO. Federal legislation was proposed in 2002 that included a provision to repeal the ETI. Until the ETI provisions of the IRC are repealed, we expect to earn a net benefit under the ETI provisions similar to that previously earned under the FSC provisions of the IRC.

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services approved in the first quarter by the Audit Committee of our Board of Directors and to be performed by Deloitte & Touche LLP, our independent auditors, are as follows: (i) tax compliance services, (ii) tax planning services, and (iii) tax controversy services.

FORWARD-LOOKING STATEMENTS

The statements above under the headings "General" and "Market Trends and Certain Contingencies" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, the statements above under the heading "Market Trends and Certain Contingencies" about data density improvements in disk drives and the statements above, under the heading "Liquidity and Capital Resources," about capital expenditures and capital resources, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including slower or faster customer acceptance and adoption of new product features, fluctuating order rates, faster or slower improvements in disk drive data densities which affect suspension assembly and component demand, changes in market consumption of disk drives or suspension assemblies, difficulties in producing our TSA suspensions, difficulties in managing capacity, changes in manufacturing efficiencies and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our credit facility with The CIT Group/Business Credit, Inc. carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At December 29, 2002, there was $17,000 in outstanding borrowings under the working capital line provided by the credit facility. Our variable rate demand note ("Note") also carries interest rate risk that is generally related to the 91-day U.S. treasury bill interest rate. At December 29, 2002, the outstanding principal amount of the Note was $400,000 which was subject to an interest rate of 1.65%.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At December 29, 2002, we had fixed rate debt of $132,753,000.

We do not enter into derivative or other financial instruments or hedging transactions for trading or speculative purposes. All of our sales transactions in our Disk Drive Division are denominated in United States dollars and thus are not subject to risk due to currency exchange fluctuations. Certain sales transactions in our BioMeasurement Division may be denominated in foreign currencies.

                          ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were effective as of the date of such evaluation to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(A)  EXHIBITS:
     --------

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, are located under SEC file number 0-14709.

3.1     Amended and Restated Articles of Incorporation of HTI.

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

#10.7   Hutchinson  Technology  Incorporated  1996  Incentive  Plan,  as amended
        (incorporated  by  reference  to  Exhibit  A to HTI's  Definitive  Proxy
        Statement on Schedule 14A for the Annual Meeting of Shareholders held on 1/29/03).

#10.8 Hutchinson Technology Incorporated Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97).

#10.9   Description  of Fiscal  Year 2003  Management  Bonus Plan of  Hutchinson
        Technology Incorporated.

#10.10  Description  of Fiscal Year 2003  BioMeasurement  Division Bonus Plan of
        Hutchinson Technology Incorporated.

99      Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

(B)  REPORTS ON FORM 8-K:
     --------------------

No Current Reports on Form 8-K were filed by the Company during the thirteen weeks ended December 29, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HUTCHINSON TECHNOLOGY INCORPORATED

Date:  February 5, 2003          By /s/Wayne M. Fortun
      -------------------           --------------------------------
                                    Wayne M. Fortun
                                    President and Chief Executive Officer



Date:  February 5,  2003         By /s/John A. Ingleman
      -------------------           --------------------------------
                                    John A. Ingleman
                                    Vice President, Chief Financial Officer
                                       and Secretary

                                 CERTIFICATIONS

I,  Wayne  M.  Fortun,   Chief  Executive   Officer  of  Hutchinson   Technology
Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hutchinson Technology Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 5, 2003

                                        /s/ Wayne M. Fortun
                                        ----------------------------------------
                                        Wayne M. Fortun
                                        President and Chief Executive Officer

                                 CERTIFICATIONS

I,  John  A.  Ingleman,   Chief  Financial  Officer  of  Hutchinson   Technology
Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hutchinson Technology Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 5, 2003

                                     /s/ John A. Ingleman
                                     ------------------------------------------
                                     John A. Ingleman
                                     Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

   Exhibit
     No.                                                                                Page
     ---                                                                                ----

     3.1        Amended and Restated Articles of Incorporation of HTI.              Filed
                                                                                    Electronically

     3.2        Restated  By-Laws of HTI  (incorporated  by reference to Exhibit    Incorporated
                3.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended    by Reference
                12/29/96)  and  Amendments  to  Restated  By-Laws  of HTI  dated
                7/19/00  (incorporated  by  reference  to  Exhibit  3.2 to HTI's
                Quarterly Report on Form 10-Q for the quarter ended 6/25/00).

     4.1 Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.

     4.2        Indenture dated as of 3/18/98 between HTI and U.S. Bank National    Incorporated
                Association,  as Trustee  (incorporated  by reference to Exhibit    by Reference
                4.6 to HTI's  Registration  Statement on Form S-3,  Registration
                No. 333-50143).

     4.3        Purchase  Agreement dated 3/12/98 by and among HTI,  NationsBanc    Incorporated
                Montgomery  Securities  LLC and First Chicago  Capital  Markets,    by Reference
                Inc.   (incorporated  by  reference  to  Exhibit  4.7  to  HTI's
                Registration Statement on Form S-3, Registration No. 333-50143).

     4.4        Shelf  Registration  Agreement  dated as of 3/18/98 by and among    Incorporated
                HTI,  NationsBanc  Montgomery  Securities  LLC and First Chicago    by Reference
                Capital Markets, Inc.  (incorporated by reference to Exhibit 4.8 to HTI's  Registration  Statement on Form S-3,  Registration No.
                333-50143).

     4.5        Share Rights Agreement dated as of 7/19/00, Incorporated between    Incorporated
                HTI and Wells Fargo Bank Minnesota, N.A., by Reference as Rights    by Reference
                Agent   (incorporated   by  reference  to  Exhibit  1  to  HTI's
                Registration Statement on Form 8-A, dated 7/24/00).

    10.1        Office/Warehouse  Lease between OPUS  Corporation,  Lessor,  and    Incorporated
                HTI,  Lessee,  dated  12/29/95  (incorporated  by  reference  to    by Reference
                Exhibit  10.2 to HTI's  Quarterly  Report  on Form  10-Q for the
                quarter ended 3/24/96),  and First Amendment to Office/Warehouse
                Lease dated 4/30/96  (incorporated  by reference to Exhibit 10.2 to HTI's  Quarterly  Report on Form 10-Q for the  quarter  ended
                6/23/96).

    10.2        Directors'  Retirement Plan effective as of 1/1/92 (incorporated    Incorporated
                by  reference to Exhibit  10.12 to HTI's  Annual  Report on Form    by Reference
                10-K for the fiscal year ended 9/27/92) and Amendment  effective as of 11/19/97  (incorporated  by  reference  to Exhibit 10.5 to
                HTI's  Quarterly  Report  on Form  10-Q  for the  quarter  ended
                12/28/97).

    10.3        1988 Stock Option Plan  (incorporated by reference  Incorporated    Incorporated
                to Exhibit 10.8 to HTI's Annual Report on Form by Reference 10-K    by Reference
                for the fiscal year ended 9/25/88),  Amendment to the 1988 Stock
                Option Plan  (incorporated by reference to Exhibit 10.5 to HTI's
                Annual  Report on Form 10-K for the fiscal year ended  9/26/93), and  Amendment  to the 1988 Stock Option Plan  (incorporated  by reference to Exhibit 10.5 to HTI's Quarterly Report on Form 10-Q
                for the quarter ended 3/26/95).

    10.4        Patent License Agreement,  effective as of 9/1/94,  Incorporated    Incorporated
                between HTI and  International  Business  Machines by  Reference    by Reference
                Corporation (incorporated by reference to Exhibit 10.11 to HTI's
                Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95).

    10.5        Lease Agreement  between  Meridian Eau Claire LLC and HTI, dated    Incorporated
                5/1/96  (incorporated  by  reference  to Exhibit  10.10 to HTI's    by Reference
                Quarterly Report on Form 10-Q for the quarter ended 6/23/96) and
                First Amendment to Lease  (incorporated  by reference to Exhibit
                10.6 to HTI's  Annual  Report on Form 10-K for the  fiscal  year ended 9/24/00).

    10.6        Master  Lease  Agreement  dated as of 12/19/96  between  General    Incorporated
                Electric  Capital  Corporation,  as Lessor  ("GE"),  and HTI, as    by Reference
                Lessee  (incorporated  by  reference  to Exhibit  10.11 to HTI's
                Quarterly  Report on Form 10-Q for the quarter ended  12/29/96),
                Amendment dated 6/30/97 to the Master Lease Agreement between GE and HTI  (incorporated  by reference  to Exhibit  10.11 to HTI's
                Quarterly  Report on Form 10-Q for the quarter ended  12/28/97), letter  amendment  dated  3/5/98 to the Master  Lease  Agreement between GE and HTI  (incorporated  by reference to Exhibit 10.11 to HTI's  Quarterly  Report on Form 10-Q for the  quarter  ended
                3/29/98),  letter  amendment  dated  9/25/98 to the Master Lease
                Agreement  between  GE and HTI  (incorporated  by  reference  to
                Exhibit 10.11 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/27/98),  letter amendment dated 1/11/00,  effective as of 12/22/99, to the Master Lease Agreement between GE and HTI
                (incorporated  by reference  to Exhibit 10.1 to HTI's  Quarterly
                Report on Form 10-Q for the quarter ended 12/26/99),  and letter amendment dated 8/31/00 to the Master Lease Agreement between GE and HTI  (incorporated  by  reference  to Exhibit  10.7 to HTI's
                Annual Report on Form 10-K for the fiscal year ended 9/24/00).

    10.7        Hutchinson Technology  Incorporated 1996 Incentive  Incorporated    Incorporated
                Plan,  as amended  (incorporated  by  reference  to by Reference    by Reference
                Exhibit A to HTI's  Definitive  Proxy  Statement on Schedule 14A
                for the Annual Meeting of Shareholders held on 1/29/03).

    10.8        Hutchinson Technology  Incorporated Incentive Bonus Incorporated    Incorporated
                Plan (incorporated by reference to Exhibit 10.13 by Reference to    by Reference
                HTI's  Quarterly  Report  on Form  10-Q  for the  quarter  ended
                12/28/97).

    10.9        Description  of  Fiscal  Year  2003  Management  Bonus  Plan  of    Filed
                Hutchinson Technology Incorporated.                                 Electronically

    10.10       Description  of Fiscal Year 2003  BioMeasurement  Division Bonus    Filed
                Plan of Hutchinson Technology.                                      Electronically

    99          Certification  under  Section 906 of the  Sarbanes-Oxley  Act of    Filed
                2002.                                                               Electronically