Form 10-Q/A
period 2002-12-29
HUTCHINSON TECHNOLOGY INC
filed 2003-05-06
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 29, 2002
                                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________


                         Commission File Number 0-14709
                                                -------

                       HUTCHINSON TECHNOLOGY INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   MINNESOTA                                 41-0901840
---------------------------------------------           -------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
             or organization)                           Identification No.)

     40 WEST HIGHLAND PARK DRIVE N.E.,
         HUTCHINSON, MINNESOTA                                 55350
---------------------------------------------           -------------------
  (Address of principal executive offices)                  (Zip code)

                                 (320) 587-3797
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
       (Former name, address or fiscal year, if changed since last report)



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

As of February 3, 2003, the registrant had 25,513,786 shares of Common Stock issued and outstanding.

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 29, 2002 is being filed solely to revise Part I,
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation to omit disclosure regarding our net income excluding litigation settlement as a percent of net sales for the thirteen weeks ended December 30, 2001. The omitted disclosure represented a non-GAAP financial measure that was originally included in Results of Operations; Thirteen Weeks Ended December 29, 2002 vs. Thirteen Weeks Ended December 30, 2001.


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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HUTCHINSON TECHNOLOGY INCORPORATED


Date: May 6, 2003                     By  /s/ Wayne M. Fortun
                                         ---------------------------------------
                                         Wayne M. Fortun
                                         President and Chief Executive Officer


Date: May 6, 2003                    By  /s/ John A. Ingleman
                                         ---------------------------------------
                                         John A. Ingleman
                                         Vice President, Chief Financial Officer
                                         and Secretary

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

Date: May 6, 2003

                                          /s/ Wayne M. Fortun
                                          -------------------------------------
                                          Wayne M. Fortun
                                          President and Chief Executive Officer

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

Date: May 6, 2003


                                     /s/ John A. Ingleman
                                     ------------------------------------------
                                     John A. Ingleman
                                     Vice President and Chief Financial Officer