Form 10-Q
period 2003-03-30
HUTCHINSON TECHNOLOGY INC
filed 2003-05-13
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to  ___________________

                         Commission File Number 0-14709
                                                -------

                       HUTCHINSON TECHNOLOGY INCORPORATED
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                   41-0901840
   ------------------------------                        ----------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

  40 WEST HIGHLAND PARK, HUTCHINSON, MINNESOTA                  55350
  --------------------------------------------                  -----
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

As of May 7, 2003 the registrant had 25,571,376 shares of Common Stock issued and outstanding.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                       HUTCHINSON TECHNOLOGY INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except shares and per share data)

                                                                    March 30,
                                                                      2003        September 29,
                                                                   (Unaudited)        2002
                                                                   -----------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $  66,809       $  57,852
   Securities available for sale                                      196,789         151,257
   Trade receivables, net                                              51,581          51,363
   Other receivables                                                    5,274           4,590
   Inventories                                                         26,991          27,110
   Prepaid taxes and other (Note 8)                                    11,388          12,376
                                                                    ---------       ---------
         Total current assets                                         358,832         304,548
Property, plant and equipment, net                                    176,334         181,494
Deferred tax assets                                                    40,914          46,883
Other assets (Note 8)                                                  27,642          29,176
                                                                    ---------       ---------
                                                                    $ 603,722       $ 562,101
                                                                    =========       =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Current maturities of long-term debt                             $     255       $     253
   Capital lease obligation                                             3,513           7,250
   Accounts payable                                                    23,019          17,793
   Accrued expenses                                                    11,807          12,942
   Accrued compensation                                                20,898          21,580
                                                                    ---------       ---------
         Total current liabilities                                     59,492          59,818
Long-term debt, less current maturities                                   316             371
Convertible subordinated notes                                        150,000         143,500
Other long-term liabilities                                             1,117           1,451
Shareholders' investment:
   Common stock, $.01 par value, 100,000,000 shares authorized,
       25,521,000 and 25,355,000 issued and outstanding                   255             254
   Additional paid-in capital                                         372,298         369,641
   Accumulated other comprehensive income                               1,075             640
   Accumulated earnings (deficit)                                      19,169         (13,574)
                                                                    ---------       ---------
         Total shareholders' investment                               392,797         356,961
                                                                    ---------       ---------
                                                                    $ 603,722       $ 562,101
                                                                    =========       =========

See accompanying notes to condensed consolidated financial statements - unaudited.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (In thousands, except per share data)

                                                          Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                        -------------------------       --------------------------
                                                        March 30,       March 31,       March 30,        March 31,
                                                          2003            2002            2003             2002
                                                        -------------------------       --------------------------
Net sales                                               $ 124,959       $ 91,499        $ 257,821        $ 184,216

Cost of sales                                              86,328         73,304          177,762          144,801
                                                        ------------------------        --------------------------

   Gross profit                                            38,631         18,195           80,059           39,415

Research and development expenses                           2,638          4,254            6,086            8,785

Selling, general and administrative expenses               13,663         11,453           28,707           23,749

Litigation settlement (Note 11)                                --             --               --           (2,632)
                                                        ------------------------        --------------------------

   Income from operations                                  22,330          2,488           45,266            9,513

Interest expense                                           (2,981)        (3,517)          (5,216)          (7,121)

Interest income                                             1,610          1,751            3,033            3,796

Loss on debt extinguishment (Note 9)                       (3,486)            --           (3,265)              --

Other income, net                                             309            298              606              467
                                                        ------------------------        --------------------------

   Income before income taxes                              17,782          1,020           40,424            6,655

Provision for income taxes                                  3,379            153            7,681              998
                                                        ------------------------        --------------------------

   Net income                                           $  14,403       $    867        $  32,743        $   5,657
                                                        ========================        ==========================

Basic earnings per share                                $    0.56       $   0.03        $    1.29        $    0.22
Diluted earnings per share                              $    0.50       $   0.03        $    1.15        $    0.22

Weighted average common shares outstanding                 25,509         25,304           25,462           25,263
Weighted average common and diluted shares
   outstanding                                             32,262         25,667           31,357           25,594

See accompanying notes to condensed consolidated financial statements - unaudited.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)

                                                                                       Twenty-Six Weeks Ended
                                                                                  --------------------------------
                                                                                  March 30,              March 31,
                                                                                    2003                   2002
                                                                                  ---------              ---------
Operating activities:
   Net income                                                                     $  32,743              $   5,657
   Adjustments to reconcile net income to cash
      provided by operating activities:
         Depreciation and amortization                                               28,410                 29,957
         Write-off of unamortized debt issuance costs                                 1,346                     --
         Deferred taxes                                                               6,842                   (197)
         Changes in operating assets and liabilities (Note 10)                        4,209                (26,464)
                                                                                  ---------              ---------
                    Cash provided by operating activities                            73,550                  8,953
                                                                                  ---------              ---------

Investing activities:
   Capital expenditures                                                             (20,808)               (16,347)
   Purchases of marketable securities                                              (104,748)              (157,969)
   Sales of marketable securities                                                    59,969                156,201
                                                                                  ---------              ---------
                    Cash used for investing activities                              (65,587)               (18,115)
                                                                                  ---------              ---------

Financing activities:
   Repayments of long-term debt                                                    (143,553)                (8,977)
   Repayments of capital lease obligation                                            (3,737)                (3,751)
   Net proceeds from issuance of convertible subordinated notes                     145,626                     --
   Net proceeds from issuance of common stock                                         2,658                  2,340
                                                                                  ---------              ---------
                    Cash provided by (used for) financing activities                    994                (10,388)
                                                                                  ---------              ---------

Net increase (decrease) in cash and cash equivalents                                  8,957                (19,550)

Cash and cash equivalents at beginning of period                                     57,852                113,313
                                                                                  ---------              ---------

Cash and cash equivalents at end of period                                        $  66,809              $  93,763
                                                                                  =========              =========

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

(2) ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), and amends Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS 144 retains the fundamental provisions of FAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. The Company adopted FAS 144 on September 30, 2002. The adoption of FAS 144 did not have a material impact on the Company's consolidated balance sheet or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be classified as an extraordinary item. FAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company adopted FAS 145 on July 1, 2002, at which time it began classifying gains and losses resulting from the extinguishment of debt as a separate component in income from continuing operations. The adoption of FAS 145 did not have a material impact on the Company's consolidated balance sheet or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company adopted FAS 146 on January 1, 2003. The adoption of FAS 146 did not have a material impact on the Company's consolidated balance sheet or results of operations.

In September 2002, the EITF of the FASB reached a consensus on Issue No. 02-15, "Determining Whether Certain Conversions of Convertible Debt to Equity Securities are Within the Scope of FASB Statement No. 84, Induced Conversions of Convertible Debt." The EITF deliberated this issue because of diversity in practice in the accounting for conversions of convertible debt to equity initiated by the debt holder. The EITF concluded that FASB Statement No. 84 applies to conversions of convertible debt when the offer for consideration in excess of the original conversion terms is made by the debt holder. The EITF concluded that this guidance should be followed for transactions completed after September 12, 2002. The Company adopted EITF Issue No. 02-15 on September 13, 2002. The adoption of EITF Issue No. 02-15 did not have a material impact on the Company's consolidated balance sheet or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain issued and outstanding guarantees. The Company adopted the recognition and measurement provisions of FIN 45 on January 1, 2003 and adopted the disclosure provisions of FIN 45 effective for the quarter ended December 29, 2002. The Company has provided the interim disclosures required by FIN 45 in Note 4 to its condensed consolidated financial statements. The adoption of the recognition and measurement provisions of FIN 45 did not have a material impact on the Company's consolidated balance sheet or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("FAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS 148 did not have a material impact on the Company's consolidated balance sheet or results of operations. The Company adopted the disclosure provisions of FAS 148 and has provided the interim disclosures in Note 12 to its condensed consolidated financial statements.

(3) BUSINESS AND CUSTOMERS

The Company is the world's leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. The Company also is engaged in the development and production of products for the medical device market, but does not expect to generate significant revenue from these products during 2003.

A breakdown of customer sales is as follows:

                                                  Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                               --------------------------       --------------------------
                                               March 30,        March 31,       March 30,        March 31,
     Percentage of Net Sales                     2003             2002            2003             2002
     -----------------------                   ---------        ---------       ---------        ---------
     Five Largest Customers                       81%              83%             81%              78%
        Alps Electric Co., Ltd.                   28               22              27               15
        SAE Magnetics, Ltd./TDK                   25               26              24               24
        Seagate Technology LLC                    14               13              17               12
        Hitachi Global Storage Technologies
          (formerly IBM's hard disk drive
          division) and affiliates                 7               14               7               15
        K.R. Precision Co.                         7                4               6                5
        Read-Rite Corporation                      1                8               2               12

(4) TRADE RECEIVABLES

The Company grants credit to customers, but generally does not require collateral or any other security to support amounts due. Trade receivables of $51,581,000 at March 30, 2003 and $51,363,000 at September 29, 2002 are net of
allowances of $4,541,000 and $3,662,000, respectively. As of March 30, 2003, allowances of $4,541,000 consisted of a $2,999,000 allowance for doubtful accounts and a $1,542,000 allowance for sales returns.

The Company warrants that the goods sold by it will be free from defects in materials and workmanship for a period of 60 days following delivery to the customer. Upon determination that the goods sold are defective, the Company typically accepts the return of such goods and refunds the purchase price to the customer. The Company records a provision against revenue for estimated returns on sales of its products in the same period that the related revenues are recognized. The Company bases the allowance on historical product returns, as well as existing product return authorizations. The following table reconciles the changes in the Company's allowance for sales returns under warranties:

                                   Changes in the            Reductions in the
         September 29,          allowance related to       allowance for returns            March 30,
             2002                warranties issued            under warranties                2003
         -------------          --------------------       ---------------------         --------------
            $663,000                 $4,049,000                 $(3,170,000)               $1,542,000

(5) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at March 30, 2003 and September 29, 2002:

                                                            March 30,           September 29,
                                                              2003                  2002
                                                         -------------          -------------
             Raw materials                                     $ 6,293                $ 6,240
             Work in process                                     6,987                  6,123
             Finished goods                                     13,711                 14,747
                                                         -------------          -------------
                                                               $26,991                $27,110
                                                         =============          =============

(6) EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed under the treasury stock method for stock options and the if-converted method for convertible debt and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:

                                                                Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                                              -----------------------      -------------------------
                                                              March 30,      March 31,     March 30,        March 31,
                                                                2003           2002          2003             2002
                                                              --------       --------      --------         --------
Net income (A)                                                $ 14,403       $    867      $ 32,743         $  5,657
Plus: interest expense on convertible subordinated               2,405             --         4,554               --
      notes
Less: additional profit-sharing expense and income tax             652             --         1,234               --
      provision
                                                              --------       --------      --------         --------
Net income available to common shareholders (B)               $ 16,156       $    867      $ 36,063         $  5,657
                                                              ========       ========      ========         ========

Weighted average common shares outstanding (C)                  25,509         25,304        25,462           25,263
Dilutive potential common shares                                 6,753            363         5,895              331
                                                              --------       --------      --------         --------
Weighted average common and diluted shares outstanding (D)      32,262         25,667        31,357           25,594
                                                              ========       ========      ========         ========

Basic earnings per share [(A)/(C)]                            $   0.56       $   0.03      $   1.29         $   0.22
Diluted earnings per share [(B)/(D)]                          $   0.50       $   0.03      $   1.15         $   0.22

Potential common shares of 5,291,000, relating to the Company's outstanding convertible subordinated notes, were excluded from the computation of diluted earnings per share for the thirteen weeks and twenty-six weeks ended March 31, 2002, as inclusion of these shares would have been antidilutive.

(7) INCOME TAXES

The following table details the significant components of the Company's deferred tax assets:

                                                                                   March 30,          September 29,
                                                                                     2003                 2002
                                                                                -------------        -------------
Current deferred tax assets:
         Receivable allowance                                                       $  1,660             $   1,327
         Inventories                                                                   3,984                 4,596
         Accruals and other reserves                                                   4,642                 6,125
         Valuation allowance                                                          (4,204)               (4,777)

                                                                                ------------         -------------
            Total current deferred tax assets                                          6,082                 7,271
                                                                                ------------         -------------

Long-term deferred tax assets:
         Property, plant and equipment                                                13,854                15,654
         Tax credits                                                                  13,470                12,386
         Net operating loss carryforwards                                             63,710                71,801
         Valuation allowance                                                         (50,120)              (52,958)
                                                                                ------------         -------------
             Total long-term deferred tax assets                                      40,914                46,883
                                                                                ------------         -------------

Total deferred tax assets                                                           $ 46,996             $  54,154
                                                                                ============         =============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 30, 2003, the Company's deferred tax assets included $13,470,000 of unused tax credits, $3,079,000 of which can be carried forward indefinitely and $10,391,000 of which begin to expire at various dates beginning in 2010. At March 30, 2003, the Company's balance sheet included $63,710,000 of deferred tax assets related to net operating loss carryforwards that will begin to expire in 2018. As of March 30, 2003, the Company had an estimated federal net operating loss carryforward of approximately $163,805,000 for United States federal tax return purposes. A portion of the credits and net operating loss carryforwards are subject to an annual limitation under United States Internal Revenue Code ("IRC") Section 382. A valuation allowance of $54,324,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits and net operating loss carryforwards before they expire.

(8) OTHER ASSETS

During the second quarter of 2002, the Company prepaid $26,000,000 related to a technology and development agreement. As of March 30, 2003, the unamortized portion of the prepayment was $22,033,000, of which $3,174,000 was included in "Prepaid taxes and other" and $18,859,000 was included in "Other assets" on the accompanying condensed consolidated balance sheet. The unamortized portion will be amortized on a straightline basis through the remaining term of the agreement which ends in 2010.

(9) LOSS ON DEBT EXTINGUISHMENT

During the first quarter of 2003, the Company repurchased $10,971,000 of its 6% Convertible Subordinated Notes due 2005 (the "6% Convertible Notes") at a pre-tax gain of $221,000. On March 26, 2003, the Company redeemed the remaining $132,529,000 of its 6% Convertible Notes at a pre-tax loss of $3,486,000. The pre-tax loss consisted of a $2,266,000 redemption premium paid by the Company and a $1,220,000 write-off of unamortized debt issuance costs associated with the 6% Convertible Notes. These notes had a maturity date of March 15, 2005. Prior to the redemption of the Company's 6% Convertible Notes, in February 2003, the Company issued and sold $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010 (the "2.25% Convertible Notes") to Salomon Smith Barney Inc. and Needham & Company, Inc., which resold the 2.25% Convertible Notes to qualified institutional buyers, and outside the United States in accordance with Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The Company used the net proceeds of $145,626,000 from the issuance and sale of the 2.25% Convertible Notes primarily to redeem its 6% Convertible Notes, with the remaining proceeds intended to be used for general corporate purposes. In connection with the issuance and sale of the 2.25% Convertible Notes, the Company incurred and capitalized debt issuance costs of $4,374,000, which will be amortized over the term of the notes. Beginning in the third quarter of 2003, the redemption of the 6% Convertible Notes, combined with the issuance and sale of the 2.25% Convertible Notes, will reduce the Company's interest expense by $1,140,000 per quarter.

(10) SUPPLEMENTARY CASH FLOW INFORMATION

                                                                                  Twenty-Six Weeks Ended
                                                                              -----------------------------
                                                                              March 30,            March 31,
                                                                                2003                 2002
                                                                              --------             --------
Changes in operating assets and liabilities:
         Receivables, net                                                     $   (902)            $  2,699
         Inventories                                                               119               (5,263)
         Prepaid and other assets                                                3,972              (25,675)
         Accounts payable and accrued expenses                                   1,594                2,747
         Other non-current liabilities                                            (574)                (972)
                                                                              --------             --------
                                                                              $  4,209             $(26,464)
                                                                              ========             ========

Cash paid (refunded) for:
         Interest (net of amount capitalized)                                 $  5,164             $  6,702
         Income taxes                                                         $      8             $   (425)

Capitalized interest for the twenty-six weeks ended March 30, 2003 was $357,000 compared to $507,000 for the comparable period in 2002. Interest is capitalized, using an overall borrowing rate, for assets that are being constructed or otherwise produced for the Company's own use. Interest capitalized during the twenty-six weeks ended March 30, 2003 was related primarily to new program tooling and process technology and capability improvements.

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

(12) STOCK-BASED COMPENSATION

The Company has two stock option plans under which options may be granted to any employee, including officers and directors of the Company, at a price not less than the fair market value of the Company's common stock at the date the options are granted. Under one of the plans, options may be granted to certain non-employees, at a price not less than the fair market value of the Company's common stock at the date the options are granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of the Board of Directors that administers the plans. Options granted under the plans generally are exercisable one year from the date of grant.

The Company has an employee stock purchase plan that provides for the sale of the Company's common stock at discounted purchase prices. The cost per share under this plan is 85 percent of the lesser of the fair market value of the Company's common stock on the first or last day of the purchase period, as defined.

The Company accounts for stock-based compensation under the provisions of APB 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized when stock options are granted at fair market value. Had compensation expense been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company's pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows:

                                                         Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                       ------------------------          -------------------------
                                                       March 30,      March 31,          March 30,       March 31,
                                                         2003           2002               2003            2002
                                                       ------------------------          -------------------------
Net income, as reported                                $  14,403      $     867          $  32,743       $   5,657
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                                (1,489)        (1,758)            (3,075)         (3,449)
                                                       ------------------------          -------------------------
Pro forma net income (loss)                            $  12,914      $    (891)         $  29,668       $   2,208
                                                       ========================          =========================

Earnings (loss) per share:
   Basic - as reported                                 $    0.56      $    0.03          $    1.29       $    0.22
   Basic - pro forma                                   $    0.51      $   (0.04)         $    1.17       $    0.09

   Diluted - as reported                               $    0.50      $    0.03          $    1.15       $    0.22
   Diluted - pro forma                                 $    0.45      $   (0.04)         $    1.05       $    0.09

In determining compensation cost pursuant to FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for various grants in 2003: risk-free interest rate of 3.4%; expected life of six years; and expected volatility of 61%. The following weighted average assumptions were used for various grants in 2002: risk-free interest rate of 4.6%; expected life of six years; and expected volatility of 85%. The following weighted average assumptions were used for various grants in 2001: risk-free interest rate of 5.8%; expected life of six years; and expected volatility of 86%.

(13) LEGAL CONTINGENCIES

The Company and certain users of the Company's products have from time to time received, and may in the future receive, communications from third parties asserting patents against the Company or its customers which may relate to certain of the Company's manufacturing equipment or products or to products that include the Company's products as a component. In addition, the Company and certain of the Company's customers have been sued on patents having claims closely related to products sold by the Company. If any third party makes a valid infringement claim and a license is not available on terms acceptable to the Company, the Company's operating results could be adversely affected. The Company expects that, as the number of patents issued continues to increase, and as the Company grows, the volume of intellectual property claims could increase. The Company may need to engage in litigation to enforce patents issued or licensed to it, protect trade secrets or know-how owned by it or determine the enforceability, scope and validity of the intellectual property rights of others. The Company could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on its financial position, results of operations or cash flows.

The Company is a party to certain claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect the Company's current or future financial position, results of operations or cash flows.

(14) OTHER MATTERS

Over the course of the last three years, the World Trade Organization ("WTO") has ruled that the Foreign Sales Corporation ("FSC") provisions of the IRC, and the FSC's replacement provisions contained in the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 ("ETI"), are prohibited export subsidies under the rules of the WTO. Federal legislation introduced in both 2002 and 2003 has proposed the repeal of ETI, most recently in The Job Protection Act of 2003. Until such legislation is signed into law, the Company expects to earn a net benefit under the ETI provisions similar to that previously earned under the FSC provisions of the IRC. If such legislation is signed into law, the Company's effective tax rate could increase significantly and its business, financial condition and results of operations could be materially adversely affected.

(15) SEGMENT REPORTING

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

The following table represents net sales and operating income (loss) for each reportable segment.

                                                         Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                       ------------------------          -------------------------
                                                       March 30,      March 31,          March 30,       March 31,
                                                         2003           2002               2003            2002
                                                       ------------------------          -------------------------
Net sales:
Disk Drive Division                                    $ 124,934      $  91,489          $ 257,725       $ 184,204
BioMeasurement Division                                       25             10                 96              12
                                                       ------------------------          -------------------------
                                                       $ 124,959      $  91,499          $ 257,821       $ 184,216
                                                       ========================          =========================

Income (loss) from operations:
Disk Drive Division                                    $  23,807      $   3,584          $  48,045       $  11,729
BioMeasurement Division                                   (1,477)        (1,096)            (2,779)         (2,216)
                                                       ------------------------          -------------------------
                                                       $  22,330      $   2,488          $  45,266       $   9,513
                                                       ========================          =========================

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

                       HUTCHINSON TECHNOLOGY INCORPORATED

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

When we refer to "we," "us," or the "Company," we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to "2003" mean HTI's fiscal year ending September 28, 2003, references to "2002" mean HTI's fiscal year ended September 29, 2002, references to "2001" mean HTI's fiscal year ended September 30, 2001, references to "2000" mean HTI's fiscal year ended September 24, 2000, and references to "1999" mean HTI's fiscal year ended September 26, 1999.

GENERAL

Since the late 1980's, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components based on several standard designs to manufacturers of hard disk drives ("disk drives") and manufacturers of disk drive components (including Alps, Fujitsu, Hitachi Global Storage Technologies (formerly IBM's hard disk drive division), Innovex, Kaifa, K.R. Precision, Maxtor, Read-Rite, SAE Magnetics/TDK, Samsung, Seagate, Toshiba and Western Digital). Suspension assemblies are a critical component of disk drives and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations have been adversely affected from time to time due to disk drive industry slowdowns, technological changes that impact suspension assembly demand, shifts in our market share and our customers' market share, our customers' production yields and our own product transitions.

Since 1999, improvements in data density, the amount of data that can be stored on magnetic disks, have outpaced disk drive storage capacity requirements. This enabled disk drive manufacturers to reduce their costs by using fewer components, including suspension assemblies, in each drive. The average number of suspension assemblies required per drive decreased from approximately 4.5 in 1999 to approximately 3.3 in 2000, approximately 2.8 in 2001 and approximately
2.4 in 2002. Shifts in our position in the marketplace had also, to a lesser extent, decreased demand for our products. Slower growth of disk drive storage demand and a weaker global economy also decreased demand for our products in 2001 and 2002. Consequently, our shipments declined from 583 million in 1999 to 398 million in 2002. While improvements in data density continued to reduce demand for disk drive components in 2002, improvements in our market position increased shipments of our products during the latter part of 2002.

Our shipments of suspension assemblies for the first half of 2003 were 265 million, 26% higher than our shipments in the second half of 2002. This increase was due to an increase in disk drive production, an increase in our market share, a temporary increase in TSA suspension consumption resulting from lower production yields at some of our customers as they transition to higher density recording heads, and slower growth in data density improvements. These customers are currently experiencing higher levels of defective recording heads, which they are unable to detect until after they have attached the recording heads to our suspension assemblies. Although we continue to have limited visibility for future demand, we now expect our shipment volumes in the second half of 2003 to be similar to our shipment volumes in the first half of 2003, primarily due to the lower production yields some of our customers continue to experience as they transition to higher density recording heads.

Our selling prices are subject to pricing pressure from our customers and market pressure from our competitors. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product's life cycle. A typical life cycle for our products begins with higher pricing when a product is introduced and decreasing prices as it matures. To offset price decreases during a product's life, we rely primarily on higher sales volume and improving our manufacturing yield and production efficiency to reduce its cost. If we cannot reduce our manufacturing costs as prices decline during our products' life cycles, our business, financial condition and results of operations could be materially adversely affected.

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

Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors, such as:

-   changes in demand or customer requirements
-   changes in our product mix
-   changes in our selling prices
-   changes in the utilization of our production capacity
-   changes in our infrastructure costs
- increases in production and engineering costs associated with production of new products
-   changes in our manufacturing yields
-   changes in our production efficiency
-   changes in the cost of raw materials

Gross margins improved in the first half of 2003 primarily due to increased shipments, higher utilization of our production capacity, and productivity improvements.

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

In addition to increases in suspension assembly demand, improvements to our operating margins depend, in part, on the successful management of our corporate infrastructure, our suspension assembly production capacity and our workforce. As part of our efforts to improve our operating margins through reduced costs and improved efficiency, we reduced our overall employment level, through workforce reductions and managed attrition, from 7,701 at the end of 1999 to 3,336 at the end of 2002. In 2003, however, we have increased our overall employment level to 3,583, at the end of our second fiscal quarter, due to increased demand and production requirements.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 30, 2003 VS. THIRTEEN WEEKS ENDED MARCH 31, 2002.

Net sales for the thirteen weeks ended March 30, 2003 were $124,959,000, an increase of $33,460,000 or 37% from the comparable period in 2002. Suspension assembly sales increased $26,595,000 compared to the thirteen weeks ended March 31, 2002, as a result of a 37% increase in shipments. Additionally, sales of suspension assembly components to other suspension assembly manufacturers increased $5,686,000. Both of these increases were due to an increase in disk drive production, an increase in our market share and a temporary increase in suspension consumption resulting from lower production yields at some of our customers related to their transition to higher density recording heads. The increase in suspension assembly volume was partially offset by a 5% decline in average selling prices for our suspension assemblies.

Gross profit for the thirteen weeks ended March 30, 2003 was $38,631,000, compared to $18,195,000 for the comparable period in 2002. The increase was primarily due to the increase in net sales mentioned above. Gross profit as a percent of net sales increased from 20% to 31%, primarily due to higher utilization of our production capacity and productivity improvements.

Research and development expenses for the thirteen weeks ended March 30, 2003 were $2,638,000 compared to $4,254,000 for the thirteen weeks ended March 31, 2002. The decrease was due to a $2,215,000 increase in customer funding of certain advanced suspension assembly development costs.

Selling, general and administrative expenses for the thirteen weeks ended March 30, 2003 were $13,663,000, an increase of $2,210,000 or 19% from the comparable period in 2002. The increase was due primarily to a $1,183,000 increase in incentive compensation costs as profitability improved in the second quarter of 2003 compared to the second quarter of 2002. Selling, general and administrative expenses for our BioMeasurement Division increased by $344,000 due to increasing our sales, marketing and regulatory efforts. Expenses for our subsidiary, Hutchinson Technology Asia, Inc., also increased by $327,000 as on-site service and engineering support to our customers in Asia was increased. Selling, general and administrative expenses as a percent of net sales decreased from 13% in the second quarter of 2002 to 11% in the second quarter of 2003.

Income from operations for the thirteen weeks ended March 30, 2003 was $22,330,000, compared to $2,488,000 for the comparable period in 2002. The increase was primarily due to the increase in net sales mentioned above, higher utilization of our production capacity and productivity improvements. Income from operations for the thirteen weeks ended March 30, 2003 included a $1,477,000 loss from operations for our BioMeasurement Division segment, compared to a $1,096,000 loss for the comparable period in 2002.

Interest expense for the thirteen weeks ended March 30, 2003 was $2,981,000, a decrease of $536,000 from the comparable period in 2002, primarily due to a lower amount of outstanding debt and fewer capitalized leases.

Interest income for the thirteen weeks ended March 30, 2003 was $1,610,000, a decrease of $141,000 from the comparable period in 2002. This was primarily a result of lower investment yields, offset partially by a higher average investment balance.

During the second quarter of 2003, we retired $132,529,000 of our 6% Convertible Notes before their maturity. In connection with this transaction, we recorded a $3,486,000 pre-tax loss on debt extinguishment. See Note 9, "Loss on Debt Extinguishment," in the notes to the condensed consolidated financial statements.

Other income, net of other expenses, for the thirteen weeks ended March 30, 2003 was $309,000, an increase of $11,000 from the comparable period in 2002.

The income tax provision for the thirteen weeks ended March 30, 2003 was based on an estimated effective tax rate for the fiscal year of 19%, which is below the statutory federal rate primarily due to our estimate of the benefit derived from the ETI provisions related to export of U.S. products and our estimate of our utilization of net operating loss carryforwards. The increase in our effective tax rate, from 15% in 2002 to 19% in 2003, is primarily due to lower growth in the estimated benefit that we may derive from the ETI provisions in proportion to the estimated growth in our pre-tax income.

Net income for the thirteen weeks ended March 30, 2003 was $14,403,000 or 12% of net sales, compared to net income of $867,000 or 1% of net sales for the comparable period in 2002. Our improved profitability was primarily due to the above-mentioned increase in net sales, higher utilization of our production capacity and productivity improvements. Net income for the second quarter of 2003 included the above-mentioned loss on debt extinguishment.

TWENTY-SIX WEEKS ENDED MARCH 30, 2003 VS. TWENTY-SIX WEEKS ENDED MARCH 31, 2002.

Net sales for the twenty-six weeks ended March 30, 2003 were $257,821,000, an increase of $73,605,000 or 40% from the comparable period in 2002. Suspension assembly sales increased $62,760,000 compared to the twenty-six weeks ended March 31, 2002, as a result of a 42% increase in shipments. Additionally, sales of suspension assembly components to other suspension assembly manufacturers increased $8,852,000. Both of these increases were due to an increase in our market share, an increase in disk drive production and a temporary increase in suspension consumption resulting from lower production yields at some of our customers related to their transition to higher density recording heads. The increase in suspension assembly volume was partially offset by a 3% decline in average selling prices for our suspension assemblies.

Gross profit for the twenty-six weeks ended March 30, 2003 was $80,059,000, compared to $39,415,000 for the comparable period in 2002. The increase was primarily due to the increase in net sales mentioned above. Gross profit as a percent of net sales increased from 21% to 31%, primarily due to higher utilization of our production capacity and productivity improvements.

Research and development expenses for the twenty-six weeks ended March 30, 2003 were $6,086,000 compared to $8,785,000 for the twenty-six weeks ended March 31, 2002. The majority of the decrease was due to a $3,141,000 increase in customer funding of certain advanced suspension assembly development costs.

Selling, general and administrative expenses for the twenty-six weeks ended March 30, 2003 were $28,707,000, an increase of $4,958,000 or 21% from the comparable period in 2002. The increase was due primarily to a $4,233,000 increase in incentive compensation costs as profitability improved in the first half of 2003 compared to the first half of 2002. Expenses for our subsidiary, Hutchinson Technology Asia, Inc., increased by $668,000 as on-site service and engineering support to our customers in Asia was increased. Selling, general and administrative expenses for our BioMeasurement Division also increased by $646,000 due to increasing our sales, marketing and regulatory efforts. These overall increases were partially offset by a $1,052,000 reduction in legal fees, primarily due to reduced patent litigation defense costs. Selling, general and administrative expenses as a percent of net sales decreased from 13% in the first half of 2002 to 11% in the first half of 2003.

During the first quarter of 2002, we recorded an increase to operating income of $2,632,000 as a result of a reimbursement of legal expenses from another party and insurance proceeds related to litigation defense costs.

Income from operations for the twenty-six weeks ended March 30, 2003 was $45,266,000, compared to $9,513,000 for the comparable period in 2002. The increase was primarily due to the increase in net sales mentioned above, higher utilization of our production capacity and productivity improvements. Income from operations for the twenty-six weeks ended March 30, 2003 included a $2,779,000 loss from operations for our BioMeasurement Division segment, compared to a $2,216,000 loss for the comparable period in 2002.

Interest expense for the twenty-six weeks ended March 30, 2003 was $5,216,000, a decrease of $1,905,000 from the comparable period in 2002, primarily due to a lower amount of outstanding debt and fewer capitalized leases.

Interest income for the twenty-six weeks ended March 30, 2003 was $3,033,000, a decrease of $763,000 from the comparable period in 2002. This was primarily a result of lower investment yields, offset partially by a higher average investment balance.

During the first and second quarters of 2003, we retired $143,500,000 of our 6% Convertible Notes before their maturity. In connection with these transactions, we recorded a $3,265,000 pre-tax loss on debt extinguishment. See Note 9, "Loss on Debt Extinguishment," in the notes to the condensed consolidated financial statements.

Other income, net of other expenses, for the twenty-six weeks ended March 30, 2003 was $606,000, an increase of $139,000 from the comparable period in 2002, primarily due to increased rental income from leasing portions of our facilities that we do not intend to utilize for the foreseeable future.

The income tax provision for the twenty-six weeks ended March 30, 2003 was based on an estimated effective tax rate for the fiscal year of 19%, which is below the statutory federal rate primarily due to our estimate of the benefit derived from the ETI provisions related to export of U.S. products and our estimate of our utilization of net operating loss carryforwards. The increase in our effective tax rate, from 15% in 2002 to 19% in 2003, is primarily due to lower growth in the estimated benefit that we may derive from the ETI provisions in proportion to the estimated growth in our pre-tax income.

Net income for the twenty-six weeks ended March 30, 2003 was $32,743,000 or 13% of net sales, compared to net income of $5,657,000 or 3% of net sales for the comparable period in 2002. Our improved profitability was primarily due to the above-mentioned increase in net sales, higher utilization of our production capacity and productivity improvements. Net income for the first half of 2003 included the above-mentioned loss on debt extinguishment. Net income for the first half of 2002 included the above-mentioned increase to operating income from the litigation settlement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents increased from $57,852,000 at September 29, 2002 to $66,809,000 at March 30, 2003. Our securities available for sale increased from $151,257,000 to $196,789,000 during the same period. Overall, this reflects a $54,489,000 increase in our cash and cash equivalents and securities available for sale, primarily due to improved profitability in the first half of 2003. We generated cash from operating activities of $73,550,000 for the twenty-six weeks ended March 30, 2003.

As of March 30, 2003, our $50,000,000 credit facility had a borrowing base of $36,890,000, secured by our eligible accounts receivable and inventory. Letters of credit and loans outstanding under this facility totaled $3,192,000 as of such date, including $1,370,000 issued in connection with obligations under equipment leases. The amount we can borrow under this credit facility is limited by the levels of our eligible accounts receivable and inventory balances. As of March 30, 2003, $33,698,000 of borrowing capacity remained available to us.

Cash used for capital expenditures totaled $20,808,000 for the twenty-six weeks ended March 30, 2003. We expect total capital expenditures to be approximately $50,000,000 during 2003, to be spent primarily for new program tooling, process technology and capability improvements, increases in TSA production capacity and new business systems. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents and securities available for sale.

During the first quarter of 2003, we repurchased $10,971,000 of our 6% Convertible Notes at a pre-tax gain of $221,000. On March 26, 2003, we redeemed the remaining $132,529,000 of our 6% Convertible Notes at a pre-tax loss of $3,486,000. The pre-tax loss consisted of a $2,266,000 redemption premium that we paid and a $1,220,000 write-off of unamortized debt issuance costs associated with the 6% Convertible Notes. These notes had a maturity date of March 15, 2005. Prior to the redemption of our 6% Convertible Notes, in February 2003, we issued and sold $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010 (the "2.25% Convertible Notes") to Salomon Smith Barney Inc. and Needham & Company, Inc., which resold the 2.25% Convertible Notes to qualified institutional buyers, and outside the United States in accordance with Regulation S under the Securities Act.

We used the net proceeds of $145,626,000 from the issuance and sale of the 2.25% Convertible Notes primarily to redeem our 6% Convertible Notes, with the remaining proceeds intended to be used for general corporate purposes. In connection with the issuance and sale of the 2.25% Convertible Notes, we incurred and capitalized debt issuance costs of $4,374,000, which will be amortized over the term of the notes. Beginning in the third quarter of 2003, the redemption of the 6% Convertible Notes, combined with the issuance and sale of the 2.25% Convertible Notes, will reduce our interest expense by $1,140,000 per quarter.

Certain of our existing financing agreements contain covenants which, among other things, restrict our ability to pay dividends to our shareholders and may restrict our ability to enter into certain types of financing. As of March 30, 2003, we were in compliance with all such covenants. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.

We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations and our credit facility will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through 2003. Our ability to obtain additional financing, if needed, will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all, if needed.

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

We record a provision against revenue for estimated returns on sales of our products in the same period that the related revenues are recognized. We base the allowance on historical returns as well as existing product return authorizations.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance of $54,324,000 as of March 30, 2003, due to the uncertainty of realizing the benefits of certain tax credits and net operating loss carryforwards before they expire. The valuation allowance is based on our estimates of taxable income by each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

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

Worldwide suspension assembly shipments increased in the first half of 2003 due to an increase in disk drive production, slower growth in data density improvements and temporary lower production yields at some disk drive and recording head manufacturers as they transition to higher density recording heads. We expect the continued transition to higher density recording heads to result in data density improvements in the second half of 2003, which could reduce worldwide suspension assembly shipments for the second half of 2003. Beyond 2003, we believe that worldwide suspension assembly shipments may gradually increase as average suspension assembly counts within disk drives stabilize and overall disk drive demand growth increases. We continue to have limited visibility for future demand.

As in past years, disk drives continue to be the storage device of choice for applications requiring low access times and higher capacities because of their speed and low cost per gigabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, thereby increasing storage capacity in disk drives or reducing the number of components, including suspension assemblies, required in a disk drive.

The continual pursuit of increasing data density and lower storage costs are leading to further adoption of value-added features for suspension assemblies, such as dampers, extended arms, headlifts, limiters and static dissipative coatings. Our suspension assemblies also allow for dual stage actuation, which incorporates a second stage actuator on the suspension to improve head positioning over increasingly tighter data tracks. Additionally, our suspension assemblies can be configured to allow for attachment of preamplifiers near the head to improve data transfer signals.

The introduction of new types or sizes of read/write heads and new disk drive designs tends to initially decrease customers' yields with the result that we may experience temporary elevations of demand for some types of suspension assemblies. We believe that reduced production yields at some of our customers due to their transition to higher density recording heads resulted in increased shipments of our suspension assemblies in the first half of 2003. As programs mature, higher customer yields decrease the demand for suspension assemblies. The advent of new heads and new drive designs may require rapid de-velopment and implementation of new suspension assembly types which temporarily may reduce our manufacturing yields and efficiencies. These changes will continue to affect us.

(B) CONTINGENCIES

We and certain users of our products have from time to time received, and may in the future receive, communications from third parties asserting patents against us or our customers which may relate to certain of our manufacturing equipment or products or to products that include our products as a component. In addition, we and certain of our customers have been sued on patents having claims closely related to products sold by us. If any third party makes a valid infringement claim and a license is not available on terms acceptable to us, our operating results could be adversely affected. We expect that, as the number of patents issued continues to increase, and as we grow, the volume of intellectual property claims could increase. We may need to engage in litigation to enforce patents issued or licensed to us, protect trade secrets or know-how owned by us or determine the enforceability, scope and validity of the intellectual property rights of others. We could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on our financial position, results of operations or cash flows.

We are a party to certain claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect our current or future financial position, results of operations or cash flows.

(C) OTHER MATTERS

Over the course of the last three years, the World Trade Organization ("WTO") has ruled that the Foreign Sales Corporation ("FSC") provisions of the United States Internal Revenue Code ("IRC"), and the FSC's replacement provisions contained in the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 ("ETI"), are prohibited export subsidies under the rules of the WTO. Federal legislation introduced in both 2002 and 2003 has proposed the repeal of ETI, most recently in The Job Protection Act of 2003. Until such legislation is signed into law, we expect to earn a net benefit under the ETI provisions similar to that previously earned under the FSC provisions of the IRC. If such legislation is signed into law, our effective tax rate could increase significantly and our business, financial condition and results of operations could be materially adversely affected.

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services approved in 2003 by the Audit Committee of our Board of Directors and to be performed by Deloitte & Touche LLP, our independent auditors, are as follows:
(i) tax compliance services, (ii) tax planning services, and (iii) tax controversy services.

FORWARD-LOOKING STATEMENTS

The statements above under the headings "General" and "Market Trends and Certain Contingencies" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, the statements above under the heading "Market Trends and Certain Contingencies" about data density improvements in disk drives and expected tax benefits and the statements above, under the heading "Liquidity and Capital Resources," about capital expenditures and capital resources, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including slower or faster customer acceptance and adoption of new product features, fluctuating order rates, faster or slower improvements in disk drive data densities and other technological advances which affect suspension assembly and component demand, changes in market consumption of disk drives or suspension assemblies, difficulties in producing our TSA suspensions, difficulties in managing capacity, changes in manufacturing efficiencies, changes in tax laws and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our credit facility with The CIT Group/Business Credit, Inc. carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At March 30, 2003, there was $16,000 in outstanding borrowings under the working capital line provided by the credit facility. Our variable rate demand note ("Note") also carries interest rate risk that is generally related to the 91-day U.S. treasury bill interest rate. At March 30, 2003, the outstanding principal amount of the Note was $400,000 which was subject to an interest rate of 1.20%.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At March 30, 2003, we had fixed rate debt of $150,171,000.

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

                           PART II. OTHER INFORMATION
               ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In February 2003, we issued and sold $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010 (the "2.25% Convertible Notes") to Salomon Smith Barney Inc. and Needham & Company, Inc. (the "Initial Purchasers") in a transaction exempt from the registration provisions of the Securities Act, pursuant to Section 4(2) of the Securities Act. The discount to the Initial Purchasers was 2.75%, or $4,125,000, resulting in net proceeds to us of $145,875,000 (before deducting offering expenses payable by us). The Initial Purchasers resold the 2.25% Convertible Notes, in transactions not requiring registration under the Securities Act, to persons the Initial Purchasers reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act, and outside the United States in accordance with Regulation S under the Securities Act. The 2.25% Convertible Notes are convertible, at the option of the holder of such 2.25% Convertible Notes, into Common Stock of the Company at any time prior to their stated maturity, unless previously redeemed or repurchased, at an initial conversion price of $29.84 per share.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our 37th Annual Meeting of Shareholders held on January 29, 2003, our shareholders approved the following:

         (a) the election of directors to serve until their successors are duly elected. Each nominated director was elected as follows:

           Director                          Votes For           Votes Withheld
   -----------------------                  ----------           --------------
   W. Thomas Brunberg                       23,674,840             1,051,856
   Archibald Cox, Jr.                       22,210,601             2,516,095
   Wayne M. Fortun                          18,743,201             5,983,495
   Jeffrey W. Green                         23,642,025             1,084,671
   Russell Huffer                           23,676,464             1,050,232
   R. Frederick McCoy, Jr.                  22,211,861             2,514,835
   William T. Monahan                       22,210,029             2,516,667
   Richard B. Solum                         23,675,357             1,051,339

         (b) a proposal to approve an amendment and restatement of the Company's 1996 Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance thereunder from 3,000,000 shares to 3,750,000 shares. The proposal received 18,824,204 votes for, and 5,851,202 votes against, approval. There were 51,290 abstentions and no broker non-votes.

         (c) a proposal to approve an amendment to the Company's Restated Articles of Incorporation to increase the total number of authorized shares of Common Stock from 45,000,000 shares to 100,000,000 shares. The proposal received 20,293,798 votes for, and 4,405,541 votes against, approval. There were 27,357 abstentions and no broker non-votes.

         (d) a proposal to ratify the appointment of Deloitte & Touche LLP to serve as independent public accountants of the Company for the fiscal year ending September 28, 2003. The proposal received 24,245,676 votes for, and 376,042 votes against, ratification. There were 104,978 abstentions and no broker non-votes.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS:

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, are located under SEC file number 0-14709.

3.1 Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/02).

3.2 Restated By-Laws of HTI (incorporated by reference to Exhibit 4.2 to HTI's Registration Statement on Form S-3, Registration No. 333-104074).

4.1 Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.

4.2 Share Rights Agreement dated as of 7/19/00, between HTI and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to
         Exhibit 1 to HTI's Registration Statement on Form 8-A, dated 7/24/00).

4.3 Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI's Registration Statement on Form S-3, Registration No. 333-104074).

4.4 Purchase Agreement dated 2/18/03 by and among HTI, Salomon Smith Barney Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit
         4.6 to HTI's Registration Statement on Form S-3, Registration No. 333-104074).

4.5 Registration Rights Agreement dated as of 2/24/03 by and among HTI, Salomon Smith Barney Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 4.7 to HTI's Registration Statement on Form S-3, Registration No. 333-104074).

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

#10.3 1988 Stock Option Plan (incorporated by reference to Exhibit 10.8 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/25/88), Amendment to the 1988 Stock Option Plan (incorporated by reference to
         Exhibit 10.5 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/26/93), Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/26/95), and Amendment to the 1988 Stock Option Plan.

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

#10.9 Description of Fiscal Year 2003 Management Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.9 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/02).

#10.10 Description of Fiscal Year 2003 BioMeasurement Division Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to
         Exhibit 10.10 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/02).

99       Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

(B) REPORTS ON FORM 8-K:

We filed the following Current Reports on Form 8-K during the thirteen weeks ended March 30, 2003:

1. Current Report on Form 8-K dated February 18, 2003 reporting, under Item 5 ("Other Events") of Form 8-K, the offering of $130 million aggregate principal amount of Convertible Subordinated Notes due 2010.

2. Current Report on Form 8-K dated February 26, 2003 reporting, under Item 5 ("Other Events") of Form 8-K, the completion of our offering of $150 million aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HUTCHINSON TECHNOLOGY INCORPORATED

Date: May 12, 2003                      By /s/ Wayne M. Fortun
                                           -------------------------------------
                                           Wayne M. Fortun
                                           President and Chief Executive Officer

Date: May 12, 2003                      By /s/ John A. Ingleman
                                           -------------------------------------
                                           John A. Ingleman
                                           Vice President, Chief Financial
                                             Officer and Secretary

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

Date: May 12, 2003

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

Date: May 12, 2003

                                           /s/ John A. Ingleman
                                           -------------------------------------
                                           John A. Ingleman
                                           Vice President and Chief Financial
                                             Officer

                                INDEX TO EXHIBITS

Exhibit
  No.                                                                                        Page
-------                                                                               --------------------
  3.1    Amended and Restated Articles of Incorporation of HTI (incorporated by       Incorporated by
         reference to Exhibit 3.1 to HTI's Quarterly Report on Form 10-Q for the      Reference
         quarter ended 12/29/02).

  3.2    Restated By-Laws of HTI (incorporated by reference to Exhibit 4.2 to         Incorporated by
         HTI's Registration Statement on Form S-3, Registration No. 333-104074).      Reference

  4.1 Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange
         Commission upon request copies of instruments with respect to long-term debt.

  4.2    Share Rights Agreement dated as of 7/19/00, between HTI and Wells Fargo      Incorporated by
         Bank Minnesota, N.A., as Rights Agent (incorporated by reference to          Reference
         Exhibit 1 to HTI's Registration Statement on Form 8-A, dated 7/24/00).

  4.3    Indenture dated as of 2/24/03 between HTI and LaSalle Bank National          Incorporated by
         Association, as Trustee (incorporated by reference to Exhibit 4.5 to         Reference
         HTI's Registration Statement on Form S-3, Registration No. 333-104074).

  4.4    Purchase Agreement dated 2/18/03 by and among HTI, Salomon Smith Barney      Incorporated by
         Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit       Reference
         4.6 to HTI's Registration Statement on Form S-3, Registration No.
         333-104074).

  4.5    Registration Rights Agreement dated as of 2/24/03 by and among HTI,          Incorporated by
         Salomon Smith Barney Inc. and Needham & Company, Inc. (incorporated by       Reference
         reference to Exhibit 4.7 to HTI's Registration Statement on Form S-3,
         Registration No. 333-104074).

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

 10.3    1988 Stock Option Plan (incorporated by reference to Exhibit 10.8 to         Filed Electronically
         HTI's Annual Report on Form 10-K for the fiscal year ended 9/25/88),
         Amendment to the 1988 Stock Option Plan (incorporated by reference to
         Exhibit 10.5 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/26/93), Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on Form 10-Q for
         the quarter ended 3/26/95), and Amendment to the 1988 Stock Option
         Plan.

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

 10.7    Hutchinson Technology Incorporated 1996 Incentive Plan, as amended           Incorporated by
         (incorporated by reference to Exhibit A to HTI's Definitive Proxy            Reference
         Statement on Schedule 14A for the Annual Meeting of Shareholders held on 1/29/03).

 10.8    Hutchinson Technology Incorporated Incentive Bonus Plan (incorporated        Incorporated by
         by reference to Exhibit 10.13 to HTI's Quarterly Report on Form 10-Q         Reference
         for the quarter ended 12/28/97).

 10.9    Description of Fiscal Year 2003 Management Bonus Plan of Hutchinson          Incorporated by
         Technology Incorporated (incorporated by reference to Exhibit 10.9 to        Reference
         HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/02).

10.10    Description of Fiscal Year 2003 BioMeasurement Division Bonus Plan of        Incorporated by
         Hutchinson Technology (incorporated by reference to Exhibit 10.10 to         Reference
         HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/02).

   99    Certification under Section 906 of the Sarbanes-Oxley Act of 2002.           Filed Electronically