Form 10-Q
period 2003-06-29
HUTCHINSON TECHNOLOGY INC
filed 2003-08-11
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        JUNE 29, 2003
                                          ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------     ----------------------

                  Commission File Number        0-14709
                                         ---------------------

                       HUTCHINSON TECHNOLOGY INCORPORATED
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                       MINNESOTA                           41-0901840
          -------------------------------              -------------------
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)              Identification No.)


40 WEST HIGHLAND PARK DRIVE N.E., HUTCHINSON, MINNESOTA        55350
-------------------------------------------------------      ----------
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

As of August 8, 2003 the registrant had 25,896,514 shares of Common Stock issued and outstanding.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                       HUTCHINSON TECHNOLOGY INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except shares and per share data)

                                                                          June 29,
                                                                            2003          September 29,
                                                                        (Unaudited)            2002
                                                                        -----------       -------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $  81,426         $  57,852
   Securities available for sale                                          203,176           151,257
   Trade receivables, net                                                  49,923            51,363
   Other receivables                                                        6,483             4,590
   Inventories                                                             32,493            27,110
   Prepaid taxes and other (Note 8)                                        13,109            12,376
                                                                        ---------         ---------
         Total current assets                                             386,610           304,548
Property, plant and equipment, net                                        175,907           181,494
Deferred tax assets                                                        36,904            46,883
Other assets (Note 8)                                                      24,565            29,176
                                                                        ---------         ---------
                                                                        $ 623,986         $ 562,101
                                                                        =========         =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Current maturities of long-term debt                                 $     200         $     253
   Capital lease obligation                                                 1,775             7,250
   Accounts payable                                                        23,456            17,793
   Accrued expenses                                                        11,696            12,942
   Accrued compensation                                                    21,904            21,580
                                                                        ---------         ---------
         Total current liabilities                                         59,031            59,818
Long-term debt, less current maturities                                        --               371
Convertible subordinated notes                                            150,000           143,500
Other long-term liabilities                                                   896             1,451
Shareholders' investment:
   Common stock, $.01 par value, 100,000,000 shares authorized,
       25,804,000 and 25,355,000 issued and outstanding                       258               254
   Additional paid-in capital                                             377,358           369,641
   Accumulated other comprehensive income                                     867               640
   Retained earnings (Accumulated deficit)                                 35,576           (13,574)
                                                                        ---------         ---------
         Total shareholders' investment                                   414,059           356,961
                                                                        ---------         ---------
                                                                        $ 623,986         $ 562,101
                                                                        =========         =========


See accompanying notes to condensed consolidated financial statements - unaudited.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (In thousands, except per share data)

                                                                   Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                                               ----------------------------          ----------------------------
                                                                June 29,           June 30,           June 29,           June 30,
                                                                  2003               2002               2003               2002
                                                               ---------          ---------          ---------          ---------

Net sales                                                      $ 120,127          $  97,356          $ 377,948          $ 281,572

Cost of sales                                                     81,227             73,627            258,989            218,428
                                                               ---------          ---------          ---------          ---------

   Gross profit                                                   38,900             23,729            118,959             63,144

Research and development expenses                                  4,332              4,530             10,417             13,315

Selling, general and administrative expenses                      16,043             13,857             44,751             37,606

Litigation settlement (Note 11)                                       --                 --                 --             (2,632)
                                                               ---------          ---------          ---------          ---------

   Income from operations                                         18,525              5,342             63,791             14,855

Interest expense                                                    (560)            (3,259)            (5,776)           (10,380)

Interest income                                                    1,516              1,556              4,549              5,352

Loss on debt extinguishment (Note 9)                                  --                 --             (3,265)                --

Other income, net                                                    774                235              1,380                702
                                                               ---------          ---------          ---------          ---------

   Income before income taxes                                     20,255              3,874             60,679             10,529

Provision for income taxes                                         3,848                583             11,529              1,581
                                                               ---------          ---------          ---------          ---------

   Net income                                                  $  16,407          $   3,291          $  49,150          $   8,948
                                                               =========          =========          =========          =========

Basic earnings per share                                       $    0.64          $    0.13          $    1.93          $    0.35
Diluted earnings per share                                     $    0.55          $    0.13          $    1.70          $    0.35

Weighted average common shares outstanding                        25,650             25,328             25,525             25,285
Weighted average common and diluted shares outstanding            31,300             25,480             31,308             25,556


See accompanying notes to condensed consolidated financial statements - unaudited.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)

                                                                                Thirty-Nine Weeks Ended
                                                                             ----------------------------
                                                                              June 29,           June 30,
                                                                                2003               2002
                                                                             ---------          ---------
Operating activities:
   Net income                                                                $  49,150          $   8,948
   Adjustments to reconcile net income to cash
      provided by operating activities:
         Depreciation and amortization                                          43,322             46,697
         Write-off of unamortized debt issuance costs                            1,346                 --
         Deferred taxes                                                          9,611              2,395
         Changes in operating assets and liabilities (Note 10)                   3,692            (25,253)
                                                                             ---------          ---------
                    Cash provided by operating activities                      107,121             32,787
                                                                             ---------          ---------

Investing activities:
   Capital expenditures                                                        (35,974)           (25,086)
   Purchases of marketable securities                                         (167,062)          (196,366)
   Sales of marketable securities                                              115,627            187,209
                                                                             ---------          ---------
                    Cash used for investing activities                         (87,409)           (34,243)
                                                                             ---------          ---------

Financing activities:
   Repayments of long-term debt                                               (143,924)           (13,640)
   Repayments of capital lease obligation                                       (5,475)            (4,966)
   Net proceeds from issuance of convertible subordinated notes                145,540                 --
   Net proceeds from issuance of common stock                                    7,721              2,731
                                                                             ---------          ---------
                    Cash provided by (used for) financing activities             3,862            (15,875)
                                                                             ---------          ---------

Net increase (decrease) in cash and cash equivalents                            23,574            (17,331)

Cash and cash equivalents at beginning of period                                57,852            113,313
                                                                             ---------          ---------

Cash and cash equivalents at end of period                                   $  81,426          $  95,982
                                                                             =========          =========

See accompanying notes to condensed consolidated financial statements - unaudited.

                       HUTCHINSON TECHNOLOGY INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
         (Columnar dollar amounts in thousands except per share amounts)

When we refer to the "Company" we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to "2003" mean the Company's fiscal year ending September 28, 2003, references to "2002" mean the Company's fiscal year ended September 29, 2002 and references to "2001" mean the Company's fiscal year ended September 30, 2001.

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

A breakdown of customer sales is as follows:

                                                    Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                                                   ---------------------    -----------------------
                                                    June 29,     June 30,    June 29,    June 30,
       Percentage of Net Sales                       2003         2002        2003        2002
       -----------------------                     --------     --------    --------   ------------
       Five Largest Customers                         82%         86%         82%          80%
          SAE Magnetics, Ltd./TDK                     33          24          27           24
          Alps Electric Co., Ltd.                     26          26          27           19
          Hitachi Global Storage Technologies
            (formerly IBM's hard disk drive
            division) and affiliates                  10          14           8           14
          Innovex, Inc.                                7           6           5            7
          Seagate Technology LLC                       6          14          14           13
          K.R. Precision Co.                           4           4           6            5
          Read-Rite Corporation                        2           8           2           10

(4) TRADE RECEIVABLES

The Company grants credit to customers, but generally does not require collateral or any other security to support amounts due. Trade receivables of $49,923,000 at June 29, 2003 and $51,363,000 at September 29, 2002 are net of
allowances of $4,000,000 and $3,662,000, respectively. As of June 29, 2003, allowances of $4,000,000 consisted of a $2,999,000 allowance for doubtful accounts and a $1,001,000 allowance for sales returns. As of September 29, 2002, allowances of $3,622,000 consisted of a $2,999,000 allowance for doubtful accounts and a $663,000 allowance for sales returns.

On June 17, 2003, Read-Rite Corporation announced that its Board of Directors had approved the filing of a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code. Included in the Company's allowance for doubtful accounts is a specific allowance for Read-Rite's outstanding trade receivables balance of $1,969,000 at June 29, 2003.

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

                                 Changes in the             Reductions in the
        September 29,          allowance related to       allowance for returns
            2002                warranties issued           under warranties            June 29, 2003
    ---------------------    -----------------------    -------------------------    -------------------
            $663                     $5,700                      $(5,362)                   $1,001


(5) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at June 29, 2003 and September 29, 2002:

                                                      June 29,     September 29,
                                                        2003           2002
                                                      --------     -------------
                    Raw materials                      $ 6,542           $ 6,240
                    Work in process                      7,384             6,123
                    Finished goods                      18,567            14,747
                                                      --------     -------------
                                                       $32,493           $27,110
                                                      ========     =============


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

                                                                    Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                                                                   ------------------------        ------------------------
                                                                   June 29,        June 30,        June 29,        June 30,
                                                                     2003            2002            2003            2002
                                                                   --------        --------        --------        --------
Net income (A)                                                      $16,407         $ 3,291         $49,150         $ 8,948
Plus:  interest expense on convertible subordinated notes             1,001              --           5,556              --
Less:  additional profit-sharing expense and income tax
       provision                                                        271              --           1,506              --
                                                                   --------        --------        --------        --------
Net income available to common shareholders (B)                     $17,137         $ 3,291         $53,200         $ 8,948
                                                                   ========        ========        ========        ========

Weighted average common shares outstanding (C)                       25,650          25,328          25,525          25,285
Dilutive potential common shares                                      5,650             152           5,783             271
                                                                   --------        --------        --------        --------
Weighted average common and diluted shares outstanding (D)           31,300          25,480          31,308          25,556
                                                                   ========        ========        ========        ========

Basic earnings per share [(A)/(C)]                                  $  0.64         $  0.13         $  1.93         $  0.35
Diluted earnings per share [(B)/(D)]                                $  0.55         $  0.13         $  1.70         $  0.35


Potential common shares of 5,291,000, relating to the Company's outstanding convertible subordinated notes, were excluded from the computation of diluted earnings per share for the thirteen weeks and thirty-nine weeks ended June 30, 2002, as inclusion of these shares would have been antidilutive.

(7)  INCOME TAXES

The following table details the significant components of the Company's deferred tax assets:

                                                       June 29,          September 29,
                                                         2003                2002
                                                       --------          -------------
Current deferred tax assets:
         Receivable allowance                          $  1,456               $  1,327
         Inventories                                      5,290                  4,596
         Accruals and other reserves                      5,657                  6,125
         Valuation allowance                             (5,020)                (4,777)
                                                       --------               --------
            Total current deferred tax assets             7,383                  7,271

Long-term deferred tax assets:
         Property, plant and equipment                   10,706                 15,654
         Tax credits                                     13,599                 12,386
         Net operating loss carryforwards                61,140                 71,801
         Valuation allowance                            (48,541)               (52,958)
                                                       --------               --------
             Total long-term deferred tax assets         36,904                 46,883

                                                       --------               --------
Total deferred tax assets                              $ 44,287               $ 54,154
                                                       ========               ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 29, 2003, the Company's deferred tax assets included $13,599,000 of unused tax credits, $3,079,000 of which can be carried forward indefinitely and $10,520,000 of which begin to expire at various dates beginning in 2010. At June 29, 2003, the Company's balance sheet included $61,140,000 of deferred tax assets related to net operating loss carryforwards that will begin to expire in 2018. As of June 29, 2003, the Company had an estimated federal net operating loss carryforward of approximately $156,463,000 for United States federal tax return purposes. A portion of the credits and net operating loss carryforwards are subject to an annual limitation under United States Internal Revenue Code ("IRC") Section 382. A valuation allowance of $53,561,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits and net operating loss carryforwards before they expire.

(8)  OTHER ASSETS

During the second quarter of 2002, the Company prepaid $26,000,000 related to a technology and development agreement. As of June 29, 2003, the unamortized portion of the prepayment was $21,240,000, of which $3,174,000 was included in "Prepaid taxes and other" and $18,066,000 was included in "Other assets" on the accompanying condensed consolidated balance sheet. The unamortized portion will be amortized on a straightline basis over the remaining term of the agreement which ends in 2010.

(9)  LOSS ON DEBT EXTINGUISHMENT

During the first quarter of 2003, the Company repurchased $10,971,000 of its 6% Convertible Subordinated Notes due 2005 (the "6% Convertible Notes") at a pre-tax gain of $221,000. On March 26, 2003, the Company redeemed the remaining $132,529,000 of its 6% Convertible Notes at a pre-tax loss of $3,486,000. The pre-tax loss consisted of a $2,266,000 redemption premium paid by the Company and a $1,220,000 write-off of unamortized debt issuance costs associated with the 6% Convertible Notes. These notes had a maturity date of March 15, 2005. Prior to the redemption of the Company's 6% Convertible Notes, in February 2003, the Company issued and sold $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010 (the "2.25% Convertible Notes") to Salomon Smith Barney Inc. and Needham & Company, Inc., which resold the 2.25%

Convertible Notes to qualified institutional buyers, and outside the United States in accordance with Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The Company used net proceeds of $145,540,000 from the issuance and sale of the 2.25% Convertible Notes primarily to redeem its 6% Convertible Notes, with the remaining proceeds intended to be used for general corporate purposes. In connection with the issuance and sale of the 2.25% Convertible Notes, the Company has incurred and capitalized debt issuance costs of $4,460,000, which will be amortized over the term of the notes. Beginning in the third quarter of 2003, the redemption of the 6% Convertible Notes, combined with the issuance and sale of the 2.25% Convertible Notes, will reduce the Company's interest expense by $1,140,000 per quarter.

(10)  SUPPLEMENTARY CASH FLOW INFORMATION

                                                         Thirty-Nine Weeks Ended
                                                       --------------------------
                                                       June 29,          June 30,
                                                         2003              2002
                                                       --------          --------
Changes in operating assets and liabilities:
         Receivables, net                              $   (453)         $  1,204
         Inventories                                     (5,383)           (9,723)
         Prepaid and other assets                         6,543           (24,586)
         Accounts payable and accrued expenses            3,780             9,287
         Other non-current liabilities                     (795)           (1,435)
                                                       --------          --------
                                                       $  3,692          $(25,253)
                                                       ========          ========

Cash paid (refunded) for:
         Interest (net of amount capitalized)          $  4,664          $  7,553
         Income taxes                                  $      8          $ (2,731)

Capitalized interest for the thirty-nine weeks ended June 29, 2003 was $453,000 compared to $781,000 for the comparable period in 2002. Interest is capitalized, using an overall borrowing rate, for assets that are being constructed or otherwise produced for the Company's own use. Interest capitalized during the thirty-nine weeks ended June 29, 2003 was related primarily to new program tooling and process technology and capability improvements.

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

(12)  STOCK-BASED COMPENSATION

The Company has two stock option plans under which options may be granted to any employee, including officers and directors of the Company, at a price not less than the fair market value of the Company's common stock at the date the options are granted. Under one of the plans, options may be granted to certain non-employees at a price not less than the fair market value of the Company's common stock at the date the options are granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of the Board of Directors that administers the plans. Options granted under the plans generally are exercisable one year from the date of grant.

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

                                                                 Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                                            ------------------------------          ------------------------------
                                                             June 29,            June 30,            June 29,            June 30,
                                                               2003                2002                2003                2002
                                                            ----------          ----------          ----------          ----------
Net income, as reported                                     $   16,407          $    3,291          $   49,150          $    8,948
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                   (1,504)             (1,705)             (4,579)             (5,154)
                                                            ----------          ----------          ----------          ----------
Pro forma net income (loss)                                 $   14,903          $   (1,586)         $   44,571          $    3,794
                                                            ==========          ==========          ==========          ==========

Earnings per share:
   Basic - as reported                                      $     0.64          $     0.13          $     1.93          $     0.35
   Basic - pro forma                                        $     0.58          $     0.06          $     1.75          $     0.15


   Diluted - as reported                                    $     0.55          $     0.13          $     1.70          $     0.35
   Diluted - pro forma                                      $     0.50          $     0.06          $     1.55          $     0.15

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

(14)  OTHER MATTERS

Over the course of the last three years, the World Trade Organization ("WTO") has ruled that the Foreign Sales Corporation ("FSC") provisions of the IRC, and the FSC's replacement provisions contained in the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 ("ETI"), are prohibited export subsidies under the rules of the WTO. Federal legislation introduced in both 2002 and 2003 has proposed the repeal of ETI. Until such legislation is signed into law, the Company expects to earn a net benefit under the ETI provisions similar to that previously earned under the FSC provisions of the IRC. If such legislation is signed into law, the Company's effective tax rate could increase significantly and its business, financial condition, results of operations, and cash flows could be materially adversely affected.

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

The Company has determined that it has two reportable segments: the Disk Drive Division and the BioMeasurement Division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's most recent Annual Report on Form 10-K.

The following table represents net sales and operating income (loss) for each reportable segment.

                                           Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                       ----------------------------          ----------------------------
                                        June 29,           June 30,           June 29,           June 30,
                                          2003               2002               2003               2002
                                       ---------          ---------          ---------          ---------
Net sales:
   Disk Drive Division                 $ 120,037          $  97,291          $ 377,762          $ 281,495
   BioMeasurement Division                    90                 65                186                 77
                                       ---------          ---------          ---------          ---------
                                       $ 120,127          $  97,356          $ 377,948          $ 281,572
                                       =========          =========          =========          =========

Income (loss) from operations:
   Disk Drive Division                 $  20,178          $   6,503          $  68,223          $  18,232
   BioMeasurement Division                (1,653)            (1,161)            (4,432)            (3,377)
                                       ---------          ---------          ---------          ---------
                                       $  18,525          $   5,342          $  63,791          $  14,855
                                       =========          =========          =========          =========

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

                       HUTCHINSON TECHNOLOGY INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

When we refer to "we," "us," "HTI," or the "Company," we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to "2004" mean HTI's fiscal year ending September 26, 2004, references to "2003" mean HTI's fiscal year ending September 28, 2003, references to "2002" mean HTI's fiscal year ended September 29, 2002, references to "2001" mean HTI's fiscal year ended September 30, 2001, references to "2000" mean HTI's fiscal year ended September 24, 2000, and references to "1999" mean HTI's fiscal year ended September 26, 1999.

GENERAL

Since the late 1980's, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components based on several standard designs to manufacturers of hard disk drives ("disk drives") and manufacturers of disk drive components (including Alps, Fujitsu, Hitachi Global Storage Technologies (formerly IBM's hard disk drive division), Innovex, Kaifa, K.R. Precision, Maxtor, SAE Magnetics/TDK, Samsung, Seagate, Toshiba and Western Digital). Suspension assemblies are a critical component of disk drives and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations have been adversely affected from time to time due to disk drive industry slowdowns, technological changes that impact suspension assembly demand, shifts in our market share and our customers' market share, our customers' production yields and our own product transitions.

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

Our shipments of suspension assemblies through the third quarter of 2003 were 395 million, 38% higher than our shipments through the third quarter of 2002. This increase was due to an increase in disk drive demand and an increase in TSA suspension consumption related to lower yields some of our customers continue to experience as they transition to higher density recording heads. These customers have experienced higher levels of defective recording heads, which they are unable to detect until after they have attached the recording heads to our suspension assemblies. In addition, overall suspension demand is benefiting from a slowdown in the rate of improvement in data density on disk drives in mass production. Although we continue to have limited visibility for future demand, we expect our shipment volumes in the last quarter of 2003 to be similar to our shipment volumes in the first three quarters of 2003, primarily due to continued growth in worldwide suspension assembly demand and strength in our position with our customers.

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

Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors, such as:

o   changes in demand or customer requirements

o   changes in our product mix

o   changes in our selling prices

o   changes in the utilization of our production capacity

o   changes in our infrastructure costs

o increases in production and engineering costs associated with production of new products

o   changes in our manufacturing yields

o   changes in our production efficiency

o   changes in the cost of raw materials

Gross margins improved in the first three quarters of 2003 primarily due to additional shipments, increased leverage of our manufacturing support staff and production equipment, and yield and productivity improvements.

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

In addition to increases in suspension assembly demand, improvements to our operating margins depend, in part, on the successful management of our corporate infrastructure, our suspension assembly production capacity and our workforce. As part of our efforts to improve our operating margins through reduced costs and improved efficiency, we reduced our overall employment level, through workforce reductions and managed attrition, from 7,701 at the end of 1999 to 3,336 at the end of 2002. In 2003, however, we have increased our overall employment level to 3,688, at the end of our third fiscal quarter, due to increased demand and production requirements.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 29, 2003 VS. THIRTEEN WEEKS ENDED JUNE 30, 2002.

Net sales for the thirteen weeks ended June 29, 2003 were $120,127,000, an increase of $22,771,000 or 23% from the comparable period in 2002. Suspension assembly sales increased $21,150,000 compared to the thirteen weeks ended June 30, 2002, as a result of a 31% increase in unit shipments. Additionally, sales of suspension assembly components to other suspension assembly manufacturers increased $1,093,000. Both of these increases were due to an increase in disk drive production, an increase in our market position and an increase in suspension consumption resulting from lower production yields at some of our customers related to their transition to higher density recording heads. The increase in suspension assembly volume was partially offset by a 6% decline in average selling prices for our suspension assemblies.

Gross profit for the thirteen weeks ended June 29, 2003 was $38,900,000, compared to $23,729,000 for the comparable period in 2002. The increase was primarily due to the increase in net sales discussed above. Gross profit as a percent of net sales increased from 24% to 32%, primarily due to increased leverage of our manufacturing support staff and production equipment, as well as yield and productivity improvements.

Research and development expenses for the thirteen weeks ended June 29, 2003 were $4,331,000 compared to $4,530,000 for the thirteen weeks ended June 30, 2002. As a percent of net sales, research and development expenses decreased from 5% in the third quarter of 2002 to 4% in the third quarter of 2003.

Selling, general and administrative expenses for the thirteen weeks ended June 29, 2003 were $16,044,000, an increase of $2,187,000 or 16% from the comparable period in 2002. The increase was due primarily to a $1,819,000 increase in incentive compensation costs as profitability improved in the third quarter of 2003 compared to the third quarter of 2002, as well as $473,000 of expenses related to the design of our new enterprise resource planning ("ERP") business system. Selling, general and administrative expenses for our BioMeasurement Division increased by $384,000 due to increasing our sales, marketing and regulatory efforts. Expenses for our subsidiary, Hutchinson Technology Asia, Inc., also increased by $153,000 as on-site service and engineering support to our customers in Asia was increased. These additions were partially offset by a reduction in our legal expenses of $771,000, primarily due to reduced patent litigation defense costs. Overall, selling, general and administrative expenses as a percent of net sales decreased from 14% in the third quarter of 2002 to 13% in the third quarter of 2003.

Income from operations for the thirteen weeks ended June 29, 2003 was $18,525,000, compared to $5,342,000 for the comparable period in 2002. The increase was primarily due to the increase in net sales discussed above, increased leverage of our manufacturing support staff and production equipment and yield and productivity improvements. Income from operations for the thirteen weeks ended June 29, 2003 included a $1,653,000 loss from operations for our BioMeasurement Division segment, compared to a $1,161,000 loss for the comparable period in 2002.

Interest expense for the thirteen weeks ended June 29, 2003 was $560,000, a decrease of $2,699,000 from the comparable period in 2002, primarily due to a lower interest rate on our refinanced convertible notes and a lower amount of total outstanding debt. To a lesser extent, interest expense also was reduced by the resolution of a state tax audit during the third quarter.

Interest income for the thirteen weeks ended June 29, 2003 was $1,516,000, a decrease of $40,000 from the comparable period in 2002. This was primarily a result of lower investment yields, offset partially by a higher average investment balance.

Other income, net of other expenses, for the thirteen weeks ended June 29, 2003 was $774,000, an increase of $539,000 from the comparable period in 2002 primarily due to increased royalty income.

The income tax provision for the thirteen weeks ended June 29, 2003 was based on an estimated effective tax rate for the fiscal year of 19%, which is below the statutory federal rate primarily due to our estimate of the benefit derived from the ETI provisions related to export of U.S. products and our estimate of our utilization of net operating loss carryforwards. The increase in our effective tax rate, from 15% in 2002 to 19% in 2003, is primarily due to lower growth in the estimated benefit that we may derive from the ETI provisions in proportion to the estimated growth in our pre-tax income.

Net income for the thirteen weeks ended June 29, 2003 was $16,407,000 or 14% of net sales, compared to net income of $3,291,000 or 3% of net sales for the comparable period in 2002. Our improved profitability was primarily due to the increase in net sales, increased leverage of our manufacturing support staff and production equipment and yield and productivity improvements discussed above.

THIRTY-NINE WEEKS ENDED JUNE 29, 2003 VS. THIRTY-NINE WEEKS ENDED JUNE 30, 2002.

Net sales for the thirty-nine weeks ended June 29, 2003 were $377,948,000, an increase of $96,376,000 or 34% from the comparable period in 2002. Suspension assembly sales increased $83,910,000 compared to the thirty-nine weeks ended June 30, 2002, as a result of a 38% increase in unit shipments. Additionally, sales of suspension assembly components to other suspension assembly manufacturers increased $9,945,000. Both of these increases were due to an increase in our market position, an increase in disk drive production and an increase in suspension consumption resulting from lower production yields at some of our customers related to their transition to higher density recording heads. The increase in suspension assembly volume was partially offset by a 5% decline in average selling prices for our suspension assemblies.

Gross profit for the thirty-nine weeks ended June 29, 2003 was $118,959,000, compared to $63,144,000 for the comparable period in 2002. The increase was primarily due to the increase in net sales discussed above. Gross profit as a percent of net sales increased from 22% to 31%, primarily due to increased leverage of our manufacturing support staff and production equipment, as well as yield and productivity improvements.

Research and development expenses for the thirty-nine weeks ended June 29, 2003 were $10,417,000 compared to $13,315,000 for the thirty-nine weeks ended June 30, 2002. This decrease was primarily due to a $2,648,000 increase in customer funding of certain advanced suspension assembly development costs.

Selling, general and administrative expenses for the thirty-nine weeks ended June 29, 2003 were $44,751,000, an increase of $7,145,000 or 19% from the comparable period in 2002. The increase was due primarily to a $5,881,000 increase in incentive compensation costs resulting from improved profitability compared to the prior year's thirty-nine week period. Selling, general and administrative expenses for our BioMeasurement Division also increased by $1,030,000 due to increasing our sales, marketing and regulatory efforts. Expenses for our subsidiary, Hutchinson Technology Asia, Inc., increased by $822,000 as on-site service and engineering support to our customers in Asia was increased. The thirty-nine weeks ended June 29, 2003 also included $504,000 of expenses related to the design of our new ERP business system. These overall increases were partially offset by a $1,823,000 reduction in legal fees, primarily due to reduced patent litigation defense costs. Selling, general and administrative expenses as a percent of net sales decreased from 13% in the first thirty-nine weeks of 2002 to 12% in the first thirty-nine weeks of 2003.

During the first quarter of 2002, we recorded an increase to operating income of $2,632,000 as a result of a reimbursement of legal expenses from another party and insurance proceeds related to litigation defense costs.

Income from operations for the thirty-nine weeks ended June 29, 2003 was $63,791,000, compared to $14,855,000 for the comparable period in 2002. The increase was primarily due to the increase in net sales discussed above, increased leverage of our manufacturing support staff and production equipment and yield and productivity improvements. Income from operations for the thirty-nine weeks ended June 29, 2003 included a $4,432,000 loss from operations for our BioMeasurement Division segment, compared to a $3,377,000 loss for the comparable period in 2002.

Interest expense for the thirty-nine weeks ended June 29, 2003 was $5,776,000, a decrease of $4,604,000 from the comparable period in 2002, primarily due to a lower amount of outstanding debt, a lower interest rate resulting from refinancing our convertible notes and fewer capitalized leases.

Interest income for the thirty-nine weeks ended June 29, 2003 was $4,549,000, a decrease of $803,000 from the comparable period in 2002. This was primarily a result of lower investment yields, offset partially by a higher average investment balance.

During the first and second quarters of 2003, we retired $143,500,000 of our 6% Convertible Notes before their maturity. In connection with these transactions, we recorded a $3,265,000 pre-tax loss on debt extinguishment. See Note 9, "Loss on Debt Extinguishment," in the notes to the condensed consolidated financial statements.

Other income, net of other expenses, for the thirty-nine weeks ended June 29, 2003 was $1,380,000, an increase of $678,000 from the comparable period in 2002, primarily due to increased royalty income and increased rental income from leasing portions of our facilities that we do not intend to utilize for the foreseeable future.

The income tax provision for the thirty-nine weeks ended June 29, 2003 was based on an estimated effective tax rate for the fiscal year of 19%, which is below the statutory federal rate primarily due to our estimate of the benefit derived from the ETI provisions related to export of U.S. products and our estimate of our utilization of net operating loss carryforwards. The increase in our effective tax rate, from 15% in 2002 to 19% in 2003, is primarily due to lower growth in the estimated benefit that we may derive from the ETI provisions in proportion to the estimated growth in our pre-tax income.

Net income for the thirty-nine weeks ended June 29, 2003 was $49,150,000 or 13% of net sales, compared to net income of $8,948,000 or 3% of net sales for the comparable period in 2002. Our improved profitability was primarily due to the increase in net sales, increased leverage of our manufacturing support staff and production equipment and yield and productivity improvements discussed above. Net income for the thirty-nine weeks ended June 29, 2003 included the above-mentioned loss on debt extinguishment. Net income for the thirty-nine weeks ended June 30, 2002 included the increase to operating income from a reimbursement of legal expenses and insurance proceeds related to litigation defense costs discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents increased from $57,852,000 at September 29, 2002 to $81,426,000 at June 29, 2003. Our securities available for sale increased from $151,257,000 to $203,176,000 during the same period. Overall, this reflects a $75,493,000 increase in our cash and cash equivalents and securities available for sale, primarily due to improved profitability in the first thirty-nine weeks of 2003. We generated cash from operating activities of $107,121,000 for the thirty-nine weeks ended June 29, 2003.

As of June 29, 2003, our $50,000,000 credit facility had a borrowing base of $38,629,000, secured by our eligible accounts receivable and inventory. Letters of credit and loans outstanding under this facility totaled $2,222,000 as of such date. The amount we can borrow under this credit facility is limited by the levels of our eligible accounts receivable and inventory balances. As of June 29, 2003, $36,407,000 of borrowing capacity remained available to us.

Cash used for capital expenditures totaled $35,974,000 for the thirty-nine weeks ended June 29, 2003. We expect total capital expenditures of approximately $50,000,000 during 2003, to be spent primarily for increases in TSA production capacity, new program tooling, process technology and capability improvements and new business systems. We anticipate that capital expenditures in 2004 will increase due to additional spending for process technology and capability improvements, TSA production capacity and new business systems. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents and securities available for sale.

During the first quarter of 2003, we repurchased $10,971,000 of our 6% Convertible Notes at a pre-tax gain of $221,000. On March 26, 2003, we redeemed the remaining $132,529,000 of our 6% Convertible Notes at a pre-tax loss of $3,486,000. The pre-tax loss consisted of a $2,266,000 redemption premium that we paid and a $1,220,000 write-off of unamortized debt issuance costs associated with the 6% Convertible Notes. These notes had a maturity date of March 15, 2005. Prior to the redemption of our 6% Convertible Notes, in February 2003, we issued and sold $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010 (the "2.25% Convertible Notes") to Salomon Smith Barney Inc. and Needham & Company, Inc., which resold the 2.25% Convertible Notes to qualified institutional buyers, and outside the United States in accordance with Regulation S under the Securities Act. We used net proceeds of $145,540,000 from the issuance and sale of the 2.25% Convertible Notes primarily to redeem our 6% Convertible Notes, with the remaining proceeds intended to be used for general corporate purposes. In connection with the issuance and sale of the 2.25% Convertible Notes, we have incurred and capitalized debt issuance costs of $4,460,000, which will be amortized over the term of the notes. Beginning in the third quarter of 2003, the redemption of the 6% Convertible Notes, combined with the issuance and sale of the 2.25% Convertible Notes, will reduce our interest expense by $1,140,000 per quarter.

Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and may restrict our ability to enter into certain types of financing. As of June 29, 2003, we were in compliance with all such covenants. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.

We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations and our credit facility will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through 2004. Our ability to obtain additional financing, if needed, will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all, if needed.

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

For all sales, we use a binding purchase order as evidence of an arrangement. Delivery generally occurs when product is delivered to a common carrier. Certain of our products are delivered on an FOB destination basis. We defer our revenue associated with these transactions until the product has been delivered to the customers' premises.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance of $53,561,000 as of June 29, 2003, due to the uncertainty of realizing the benefits of certain tax credits and net operating loss carryforwards before they expire. The valuation allowance is based on our estimates of taxable income by each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

MARKET TRENDS AND CERTAIN CONTINGENCIES

MARKET TRENDS.

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

Worldwide suspension assembly shipments increased in the first three quarters of 2003 due to an increase in disk drive production, slower growth in the rate of data density improvements and lower production yields at some disk drive and recording head manufacturers as they transition to higher density recording heads. We believe that worldwide suspension assembly shipments may gradually increase as average suspension assembly counts within disk drives stabilize and overall disk drive demand growth increases. We continue to have limited visibility for future demand.

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

The introduction of new types or sizes of read/write heads and new disk drive designs tends to initially decrease customers' yields with the result that we may experience temporary elevations of demand for some types of suspension assemblies. We believe that reduced production yields at some of our customers due to their transition to higher density recording heads has resulted in increased shipments of our suspension assemblies in the first three quarters of 2003. As programs mature, higher customer yields decrease the demand for suspension assemblies. The advent of new heads and new drive designs may require rapid development and implementation of new suspension assembly types which temporarily may reduce our manufacturing yields and efficiencies. These changes will continue to affect us.

CONTINGENCIES.

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

OTHER MATTERS.

Over the course of the last three years, the World Trade Organization ("WTO") has ruled that the Foreign Sales Corporation ("FSC") provisions of the United States Internal Revenue Code ("IRC"), and the FSC's replacement provisions contained in the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 ("ETI"), are prohibited export subsidies under the rules of the WTO. Federal legislation introduced in both 2002 and 2003 has proposed the repeal of ETI. Until such legislation is signed into law, we expect to earn a net benefit under the ETI provisions similar to that previously earned under the FSC provisions of the IRC. If such legislation is signed into law, our effective tax rate could increase significantly and our business, financial condition and results of operations could be materially adversely affected.

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services approved in 2003 by the Audit Committee of our Board of Directors and to be performed by Deloitte & Touche LLP, our independent auditors, are as follows:
(i) tax compliance services, (ii) tax planning services, (iii) tax controversy services, and (iv) advisory services related to review of certain internal control procedures.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our credit facility with The CIT Group/Business Credit, Inc. carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At June 29, 2003, there was $14,000 in outstanding borrowings under the working capital line provided by the credit facility. Our variable rate demand note ("Note") also carries interest rate risk that is generally related to the 91-day U.S. treasury bill interest rate. At June 29, 2003, the outstanding principal amount of the Note was $200,000 which was subject to an interest rate of 0.95%.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At June 29, 2003, we had fixed rate debt of $150,000,000.

We do not enter into derivative or other financial instruments or hedging transactions for trading or speculative purposes. All of our sales transactions in our Disk Drive Division are denominated in United States dollars and thus are not subject to risk due to currency exchange fluctuations. Certain sales transactions in our BioMeasurement Division may be denominated in foreign currencies.

                        ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

#10.3 1988 Stock Option Plan (incorporated by reference to Exhibit 10.8 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/25/88), Amendment to the 1988 Stock Option Plan (incorporated by reference to
         Exhibit 10.5 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/26/93), Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/26/95), Amendment to the 1988 Stock Option Plan (incorporated by reference to Exhibit 10.3 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/30/03), and Amendment to the 1988 Stock Option Plan.

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

31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32       Certification under Section 906 of the Sarbanes-Oxley Act of 2002.


# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

(B)  REPORTS ON FORM 8-K:

We filed the following Current Reports on Form 8-K during the thirteen weeks ended June 29, 2003:

1. Current Report on Form 8-K dated April 22, 2003 reporting, under Item 7 ("Financial Statements and Exhibits") of Form 8-K, the Company's second quarter earnings press release dated April 22, 2003 including a reconciliation of Non-GAAP to GAAP financial measures.

2. Current Report on Form 8-K dated May 6, 2003 reporting, under Item 5 ("Other Events") of Form 8-K, a reconciliation of Non-GAAP to GAAP financial measures included in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                             HUTCHINSON TECHNOLOGY INCORPORATED


Date:        August 11, 2003                                 By /s/Wayne M. Fortun
          -----------------------------------------         ------------------------------------------------------------------
                                                             Wayne M. Fortun
                                                             President and Chief Executive Officer

Date:        August 11, 2003                                 By /s/John A. Ingleman
          -----------------------------------------         ------------------------------------------------------------------
                                                             John A. Ingleman
                                                             Vice President, Chief Financial Officer
                                                                  and Secretary

                                INDEX TO EXHIBITS

      Exhibit
        No.                                                                                  Page
-----------------                                                                   ---------------------

         3.1         Amended and Restated Articles of Incorporation of HTI          Incorporated by
                     (incorporated by reference to Exhibit 3.1 to HTI's             Reference
                     Quarterly Report on Form 10-Q for the quarter ended
                     12/29/02).

         3.2         Restated By-Laws of HTI (incorporated by reference to          Incorporated by
                     Exhibit 4.2 to HTI's Registration Statement on Form S-3,       Reference
                     Registration No. 333-104074).

         4.1 Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.

         4.2         Share Rights Agreement dated as of 7/19/00, between HTI and    Incorporated by
                     Wells Fargo Bank Minnesota, N.A., as Rights Agent              Reference
                     (incorporated by reference to Exhibit 1 to HTI's
                     Registration Statement on Form 8-A, dated 7/24/00).

         4.3         Indenture dated as of 2/24/03 between HTI and LaSalle Bank     Incorporated by
                     National Association, as Trustee (incorporated by reference    Reference
                     to Exhibit 4.5 to HTI's Registration Statement on Form S-3,
                     Registration No. 333-104074).

         4.4         Purchase Agreement dated 2/18/03 by and among HTI, Salomon     Incorporated by
                     Smith Barney Inc. and Needham & Company, Inc. (incorporated    Reference
                     by reference to Exhibit 4.6 to HTI's Registration Statement on Form S-3, Registration No. 333-104074).

         4.5         Registration Rights Agreement dated as of 2/24/03 by and       Incorporated by
                     among HTI, Salomon Smith Barney Inc. and Needham & Company,    Reference
                     Inc. (incorporated by reference to Exhibit 4.7 to HTI's
                     Registration Statement on Form S-3, Registration No.
                     333-104074).

        10.1         Office/Warehouse Lease between OPUS Corporation, Lessor,       Incorporated by
                     and HTI, Lessee, dated 12/29/95 (incorporated by reference     Reference
                     to Exhibit 10.2 to HTI's Quarterly Report on Form 10-Q for
                     the quarter ended 3/24/96), and First Amendment to
                     Office/Warehouse Lease dated 4/30/96 (incorporated by
                     reference to Exhibit 10.2 to HTI's Quarterly Report on Form
                     10-Q for the quarter ended 6/23/96).

        10.2         Directors' Retirement Plan effective as of 1/1/92              Incorporated by
                     (incorporated by reference to Exhibit 10.12 to HTI's           Reference
                     Annual Report on Form 10-K for the fiscal year ended
                     9/27/92) and Amendment effective as of 11/19/97
                     (incorporated by reference to Exhibit 10.5 to HTI's
                     Quarterly Report on Form 10-Q for the quarter ended
                     12/28/97).

        10.3         1988 Stock Option Plan (incorporated by reference to           Filed Electronically
                     Exhibit 10.8 to HTI's Annual Report on Form 10-K for the
                     fiscal year ended 9/25/88), Amendment to the 1988 Stock
                     Option Plan (incorporated by reference to Exhibit 10.5 to
                     HTI's Annual Report on Form 10-K for the fiscal year ended
                     9/26/93), Amendment to the 1988 Stock Option Plan
                     (incorporated by reference to Exhibit 10.5 to HTI's
                     Quarterly Report on Form 10-Q for the quarter ended
                     3/26/95), Amendment to the 1988 Stock Option Plan
                     (incorporated by reference to Exhibit 10.3 to HTI's
                     Quarterly Report on Form 10-Q for the quarter ended
                     3/30/03) and Amendment to the 1988 Stock Option Plan.

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

        10.7         Hutchinson Technology Incorporated 1996 Incentive Plan, as     Incorporated by
                     amended (incorporated by reference to Exhibit A to HTI's       Reference
                     Definitive Proxy Statement on Schedule 14A for the Annual
                     Meeting of Shareholders held on 1/29/03).

        10.8         Hutchinson Technology Incorporated Incentive Bonus Plan        Incorporated by
                     (incorporated by reference to Exhibit 10.13 to HTI's           Reference
                     Quarterly Report on Form 10-Q for the quarter ended
                     12/28/97).

        10.9         Description of Fiscal Year 2003 Management Bonus Plan of       Incorporated by
                     Hutchinson Technology by Incorporated (incorporated by         Reference
                     reference to Exhibit 10.9 to HTI's Quarterly Report on
                     Form 10-Q for the quarter ended 12/29/02).

       10.10         Description of Fiscal Year 2003 BioMeasurement Division        Incorporated by
                     Bonus Plan of Hutchinson Technology (incorporated by           Reference
                     reference to Exhibit 10.10 to HTI's Quarterly Report on
                     Form 10-Q for the quarter ended 12/29/02).

        31.1         Certification of Chief Executive Officer under Section 302     Filed Electronically
                     of the Sarbanes-Oxley Act of 2002.


        31.2         Certification of Chief Financial Officer under Section 302     Filed Electronically
                     of the Sarbanes-Oxley Act of 2002.


        32           Certification under Section 906 of the Sarbanes-Oxley Act      Filed Electronically
                     of 2002.