Form 10-K
period 2003-09-28
HUTCHINSON TECHNOLOGY INC
filed 2003-12-15
CIK 772897

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

(Mark One)
[X]            Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended September 28, 2003
                                        or
[ ]          Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
              For the Transition Period From  _______ to  _______ .

                         Commission file number 0-14709
                             ---------------------
                       HUTCHINSON TECHNOLOGY INCORPORATED
             (Exact name of registrant as specified in its charter)

                Minnesota                                   41-0901840
------------------------------------------  ------------------------------------------
     (State or other jurisdiction of           (I.R.S. employer identification no.)
      incorporation or organization)

      40 West Highland Park Drive NE                          55350
          Hutchinson, Minnesota             ------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 28, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was $625,820,693, based on the closing sale price for the registrant's common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of December 4, 2003 the registrant had 25,951,150 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement dated December 15, 2003 for the annual meeting of shareholders to be held January 28, 2004 are incorporated by reference in
Part III.

                           FORWARD-LOOKING STATEMENTS

The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties, including those discussed under "Risk Factors" on pages 8-15 and "Forward-Looking Statements" on pages 25-26 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, we caution you not to place undue reliance on these forward-looking statements.

                                     PART I

              HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES

ITEM 1.  BUSINESS

     When we refer to "we," "us," the "Company" or "HTI," we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to "2004" mean our fiscal year ending September 26, 2004, references to "2003" mean our fiscal year ended September 28, 2003, references to "2002" mean our fiscal year ended September 29, 2002, references to "2001" mean our fiscal year ended September 30, 2001, references to "2000" mean our fiscal year ended September 24, 2000 and references to "1999" mean our fiscal year ended September 26, 1999.

OVERVIEW

     We are the world's leading supplier of suspension assemblies for hard disk drives. Suspension assemblies are critical components of hard disk drives ("disk drives") that hold the recording heads in position above the spinning magnetic disks. We manufacture our suspension assemblies with proprietary technology and processes to precise specifications with very low part-to-part variation. These specifications are critical to maintaining the necessary microscopic clearance between the head and disk and the electrical connectivity between the head and the drive circuitry. We estimate that we produce a majority of all suspension assemblies sold to disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. During 2003, we shipped 526 million suspension assemblies of all types. We estimate that our average market share for 2003 increased to approximately 60% from approximately 55% in 2002. We supply nearly all domestic and many foreign-based manufacturers of disk drives and manufacturers of disk drive components, including Alps, Fujitsu, Hitachi Global Storage Technologies (formerly IBM's hard disk drive division) and its affiliates, Innovex, Kaifa, K.R. Precision, Maxtor, Pemstar, SAE Magnetics/TDK, Samsung, Seagate Technology, Toshiba and Western Digital.

     We incorporated in Minnesota in 1965, and we developed our leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. We have maintained this position through multiple technological transitions in the disk drive industry over the past decade.

     We are focused on continuing to develop suspension assemblies that address the rapidly changing requirements of the disk drive industry. We design our suspension assemblies to satisfy the changing market demands and performance standards required by our disk drive industry customers. TSA suspensions incorporate thin electrical conductors in the suspension itself used to connect the recording head to the drive's electronic circuitry. Our TSA suspensions have been widely adopted by the disk drive industry because they have enabled customers to improve yields and throughput, eliminate manufacturing steps and adopt automated assembly processes, all of which lower their overall costs of production. In 2003, we shipped 453 million TSA suspensions. We also sell TSA components to competitors who manufacture TSA suspensions under licensing agreements with us. We believe our TSA suspension has become a disk drive industry standard platform onto which we can integrate additional features currently in production, as well as new features currently in development.

INDUSTRY BACKGROUND

     The expanding use of enterprise computing and storage, personal computers, increasingly complex software and the emergence of new applications for disk storage, such as consumer electronics applications, historically has fueled growth in disk drive shipments. After the first-ever decline in unit shipments of disk drives in calendar 2001 due to weakened demand for personal computers, a worldwide slowdown in information technology spending and concerns about a weaker global economy, IDC estimated that unit shipments increased 12% in calendar 2002 over calendar 2001. Industry observers currently estimate unit shipments to increase 18% in calendar 2003 over calendar 2002.

     For calendar 2004, industry observers estimate that the rebound in disk drive unit shipments that started in 2002 will continue, with shipments growing 10% over calendar 2003. We expect this growth will be stimulated by the expansion of storage-intensive data warehousing, internet and intranet applications and the increasing use of disk drives for consumer electronics applications such as personal video recorders, gaming consoles, digital cameras, audio players, guidance systems in automobiles and cell phones. Growth in disk drive unit shipments beginning at the end of 2002 and through

2003 resulted in increased demand for suspension assemblies, and we believe continued growth in 2004 will further increase demand for suspension assemblies.

     The demand for suspension assemblies is influenced by multiple factors. Improvement in data density (the amount of data that can be stored per square inch of disk surface) tends to decrease demand for suspension assemblies. Growth in overall disk drive demand tends to increase demand for suspension assemblies. In recent years, data density improved at a rate faster than overall disk drive storage demand. Therefore, disk drive makers were able to meet the market demand with drives that have fewer disks and related components, including suspension assemblies. As a result, we estimate that the average number of suspension assemblies required per drive declined from approximately 4.5 in 1999 to approximately 3.3 in 2000, approximately 2.8 in 2001 and approximately 2.5 in 2002. Our total suspension assembly shipments decreased from 583 million during 1999 to 488 million in 2000, 420 million in 2001 and 398 million in 2002.

     With a slowing rate of improvement in data density, we estimate that the average number of suspension assemblies required per drive was approximately 2.3 in 2003. We shipped 526 million suspension assemblies in 2003, up 32% compared with 2002. This increase was due to an industry-wide increase in disk drive shipments, an increase in suspension consumption related to the lower yields some of our customers continue to experience as they transition to higher density recording heads and improvements in our market position. Overall suspension demand also benefited from the slowdown in the rate of improvement in data density on disk drives in mass production. Although we continue to have limited visibility for future demand, we expect our shipment volumes for the first quarter of 2004 to exceed the quarterly levels experienced in 2003 primarily due to continued increases in disk drive demand and this lower rate of improvement in data density.

     Industry transitions in head technology also impact demand for suspension assemblies. During past industry transitions, such as to higher density recording heads or to smaller form factors, production yields of head manufacturers initially were reduced. Because a significant portion of head yield reduction occurs after the head is bonded onto the suspension assembly, low yields at our customers often result in increased demand for suspension assemblies in order to achieve desired disk drive shipment levels. During 2003, most of our customers continued to transition to higher density recording heads, and demand for our products increased due to reduced production yields experienced by these customers. We believe reduced production yields at our customers may continue to have a positive impact on demand in 2004.

     We believe that end user demand for storage capacity will continue to increase as rapidly evolving technology and computer applications continue to require storage devices with increased capacity and functionality. We expect that worldwide demand for suspension assemblies will track closely the anticipated growth for disk drive shipments in 2004, which is currently forecasted by industry observers to be 11% for 2004. We continually monitor technological developments in the data storage arena and do not believe that technology is experiencing a fundamental shift away from disk drive storage. On an ongoing basis, we review technological threats to the disk drive market and utilize various universities, consortiums and industry participants to provide additional third-party insights. We believe disk drives will remain the dominant data storage technology for the foreseeable future.

     All disk drives incorporate the same basic technology. The principal components of a disk drive are recording disk media, a motor assembly, the control electronics and a head stack assembly. A head stack assembly consists of multiple recording heads attached by suspension assemblies to the actuator arm. Each disk drive contains from one to six disks attached to a motor assembly that rotates the disks at high speeds in extremely close proximity to the recording heads, each of which is attached to a suspension assembly. In certain low-cost drives, only one side of one disk is used, resulting in the need for only one recording head, and one suspension assembly, in the drive. More typically, each disk in the drive uses both sides and, therefore, two recording heads and two suspension assemblies.

     Suspension assemblies are critical to disk drive performance and reliability. We design our suspension assemblies with a focus on the increasing performance requirements of new disk drives, principally reduced data access time, increased data density and smaller, higher density recording heads. Technological advances in disk drives generally require suspension assemblies with lower variability, specialized design, expanded functionality and greater precision. One of the major determinants of disk drive performance and data storage capacity is the microscopic height at which the recording head "flies" above the disk. Suspension assemblies hold the recording heads in position and are a significant factor in controlling the critical flying height of the head above the disk and maintaining the position of the head on the tracks of data. A typical nominal flying height is less than one millionth of an inch (a sheet of paper is approximately 3,000 millionths of an inch thick).

     Hard disk drive storage capacity increases as data density increases. The disk drive industry has improved data density by lowering the fly height of the recording head, using smaller, higher density recording heads with advanced air bearing designs and improving other components such as motors and media. We developed our TSA suspension assemblies, which incorporate electrical conductors in the suspension itself, to enable drive makers to use higher density recording heads that allow for increased data density.

PRODUCTS

     We categorize our current products as either suspension assemblies or other products, which consist primarily of etched and stamped components used in connection with, or related to, suspension assemblies.

     The following table shows, for each of 2003, 2002 and 2001, the relative contribution to net sales in millions of dollars and percentages of each product category:

                                               2003           2002           2001
                                           ------------   ------------   ------------
                                           AMOUNT    %    AMOUNT    %    AMOUNT    %
                                           ------   ---   ------   ---   ------   ---
Suspension Assemblies....................  $458.8    92%  $368.1    94%  $397.0    99%
Other Products...........................    40.1     8     22.6     6      4.2     1
                                           ------   ---   ------   ---   ------   ---
     Total Net Sales.....................  $498.9   100%  $390.7   100%  $401.2   100%
                                           ======   ===   ======   ===   ======   ===

     See Note 12 to the consolidated financial statements contained in Item 15 herein for financial information with respect to our business segments and a distribution of revenue and long-lived assets by geographic area for each of 2003, 2002 and 2001. See also Eleven-Year Selected Financial Data.

SUSPENSION ASSEMBLIES

     During 2003, we shipped 526 million suspension assemblies of all types, including TSA and conventional suspension assemblies. We have developed significant proprietary capabilities in the design and production of suspension assemblies for both current and emerging disk drive designs. We have positioned ourselves in the forefront of industry technology transitions by developing improved suspension assemblies in anticipation of market shifts to new generations of smaller and higher density recording heads. We have the capability to produce multiple variations of suspension assemblies. This capability permits us to assist customers' design efforts and meet the varied and changing requirements of specific customers. To help develop prototype suspension assemblies, we maintain a test laboratory and computerized systems to predict and modify suspension assembly performance as we develop suspension assemblies.

     TSA Suspension Assemblies -- The disk drive industry has widely adopted our TSA suspensions. Currently, we estimate that approximately 60% of all suspensions shipped in the industry are TSA suspensions. These suspensions integrate into the suspension thin electrical conductors that connect directly with the recording head. The integral etched copper leads of the TSA suspension are pre-positioned on the suspension assembly from the head region through the length of the suspension and, in some cases, along the actuator. We believe features of our current TSA suspensions, such as extended electrical leads, as well as additional features currently in development, such as electrostatic protection measures, clad unamount arms and dual stage actuation capabilities, will result in improved yields and performance for our customers. Because of these performance advantages, our TSA suspensions command a higher sale price than our conventional suspensions.

     In 2003, we shipped 453 million TSA suspensions. TSA suspensions accounted for approximately 74% of our 2001 suspension assembly shipments, approximately 83% of our 2002 suspension assembly shipments and approximately 86% of our 2003 suspension assembly shipments. We expect them to account for approximately 85% to 90% of our total suspension assembly shipments during 2004.

     TSA suspension assemblies are adaptable to future developments in disk drive design and manufacturing. To improve head manufacturers' overall yields as they transition to higher density recording heads, we have developed anti-static coatings, which help our customers prevent damage to sensitive recording heads by reducing the risk of electrostatic discharge. Variations of TSA suspension assemblies that we have in development also offer promising solutions to the challenges posed by increasing data density. As the number of data tracks per disk increases to achieve increased data density, recording heads must be positioned above data tracks with more precision than current disk drive technology allows. TSA suspensions allow for dual stage actuation, which incorporates a second stage actuator on a suspension to improve head positioning over increasingly tighter data tracks. We are also developing additional features, such as plated grounds, polished headlifts, extended arms and limiters for other TSA suspension products.

     Conventional Suspension Assemblies -- In 2003, we shipped 73 million conventional suspension assemblies, as compared to 70 million in 2002 and 110 million in 2001. Conventional suspension assemblies accounted for approximately 8% of our total revenue, and approximately 14% of our suspension assembly shipments, in 2003. Conventional suspension assemblies do not provide the electrical connectivity features of a TSA suspension, but rather an electrical circuit must be added by the customer. We expect conventional suspension assemblies to account for approximately 10% to 15% of our total suspension assembly shipments during 2004.

OTHER PRODUCTS

     To further assure customers that the TSA suspensions they require for their products will be readily available when and where they are needed, we manufacture and sell to competitive suspension assembly manufacturers etched and stamped component-level parts, such as flexures and baseplates, for TSA suspensions. In 2003, component sales accounted for approximately 7% of our revenue. We expect our sales of components to account for approximately 3% to 5% of our revenue during 2004.

     Our BioMeasurement Division has developed a medical device called the InSpectra(TM) Tissue Spectrometer system that uses an optical technology to measure local, rather than systemic, oxygen saturation of hemoglobin in tissue. The device measures tissue oxygenation non-invasively and painlessly, at various depths, intermittently or continuously and without being affected by motion. During 2002, we sold our first units in the United States, and in 2003 we began to market this device to research-oriented customers interested in participating in evaluations that are currently in progress to demonstrate the clinical utility and value of the tissue oxygenation metric provided by the device. We intend to continue marketing this device in 2004 to customers interested in participating in the clinical evaluations process. We do not expect to generate significant revenue from this device during 2004.

     We are also engaged in the early development of other products that would leverage our core competencies. These products are unlikely to generate significant revenue in 2004.

MANUFACTURING

     Our manufacturing strategy focuses on reliably producing suspension assemblies in high volume with the consistent precision and features required by our customers. We have developed advanced process, inspection and measurement systems and automated production equipment. We have adopted an integrated manufacturing approach that closely couples design, tooling and manufacturing, which has facilitated the development, implementation and high-volume production of new suspension assembly products. We believe that our integrated approach gives us a competitive advantage in quickly supplying suspension assembly prototypes and commencing volume manufacturing. This manufacturing approach also allows us to rapidly shift tooling in our suspension assembly production units to respond to fluctuating product mix.

     A suspension assembly consists of three to four components that are laser-welded together. TSA suspension assemblies also incorporate electrical leads which provide electrical connection from the recording head to the disk drive's electronic circuitry. Alignment, adjustment and freedom from imperfections and contaminants are of critical importance. Our products require several manufacturing processes, each dependent on different technical disciplines, to ensure the high degree of precision and process control necessary to meet strict customer requirements. We have developed sophisticated proprietary manufacturing processes and controls, and related equipment, which are essential to the precision and reliability of our products. The manufacturing processes we employ include photoetching, stamping, automated optical inspection, plasma etching, plating, precision forming, laser welding, chemical deburring and ultrasonic cleaning. We monitor and control these processes through statistical process analysis to track critical parameters and take corrective action as required.

     Our critical raw material needs are available through multiple sources of supply, with the following exceptions. Certain types of photoresist, a liquid compound used in the photoetching process, are available from only one supplier, and the stainless steel, coverlay and copper that meet our strict specifications are each currently available from only two suppliers. To protect against the adverse effect of a short-term supply disruption, we maintain several weeks' supply of these materials.

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

RESEARCH AND DEVELOPMENT

     We participate in an industry that is subject to rapid technological change, and our ability to remain competitive depends on, among other things, our ability to anticipate and respond to changes and to continue our close working relationships with the engineering staffs of our customers. As a result, we have devoted and will continue to devote substantial resources to product development and process engineering efforts. As of September 28, 2003, we employed 680 engineers and technicians who are responsible for implementing new technologies as well as process and product development and improvements. Expenditures for these activities in 2003, 2002 and 2001 amounted to $37,048,000, $40,419,000 and $55,826,000, respectively. Of these amounts, we classified $14,945,000, $17,663,000 and $23,241,000, respectively, as research and development expenses, with the remainder, relating to quality, engineering and manufacturing support, classified as cost of goods sold. We expect that our research and development spending will increase in 2004 to levels exceeding those in both 2003 and 2002.

     Our current research and development efforts are principally directed at continuing to develop our suspension assemblies and related follow-on features to enable ongoing technological advances in the disk drive industry, including changing head and drive sizes, improved data density, performance standards and electrical connectivity requirements for disk drives, as well as head and drive manufacturing process improvements. Our dedicated Development Center enables us to shorten development cycles and achieve high output per manufacturing unit more quickly.

     We have developed a medical device in our BioMeasurement Division that measures local tissue oxygenation. Our current research and development efforts in the BioMeasurement Division focus on clinical studies to create a body of knowledge about the utility and value of the tissue oxygenation metric for several significant medical applications. In addition, we are continuing to devote engineering resources to ongoing product development. For 2003, 2002 and 2001, research and development expenses for the BioMeasurement Division were approximately $1,899,000, $1,674,000 and $3,445,000, respectively.

CUSTOMERS AND MARKETING

     Our disk drive products are sold principally through our own eighteen-member account management team operating primarily from our headquarters in Hutchinson, Minnesota. Through two subsidiaries, we have three account managers, eleven technical representatives and five quality coordinators in Asia. We sell our suspension assemblies to original equipment manufacturers for use in their products and to subassemblers who sell to original equipment manufacturers. We also sell suspension assembly components to competitors. Our account management team is organized by individual customer and contacts are typically initiated with both the customer's purchasing agents and its engineers. Our engineers and account management team together actively participate in the selling process and in maintaining customer relationships.

     As customers have shifted to build-to-order manufacturing, we have established "vendor managed inventory" (VMI) facilities near the major production centers of certain individual customers to assure that we meet the customers' inventory requirements. During 2003, approximately 47% of our suspension assembly shipments were distributed to our customers in Hong Kong, the People's Republic of China and Thailand through our VMI facilities. In 2003, we added additional VMI facilities in the People's Republic of China and Thailand.

     We are a supplier to nearly all domestic and many foreign-based manufacturers of disk drives and manufacturers of disk drive components. The following table shows our five largest customers for 2003 as a percentage of net sales.

                                                           PERCENTAGE OF
CUSTOMER                                                     NET SALES
--------                                                   -------------
SAE Magnetics, Ltd./TDK..................................       29%
Alps Electric Co., Ltd...................................       27%
Seagate Technology LLC...................................       11%
Hitachi Global Storage Technologies and affiliates.......        8%
K.R. Precision Co........................................        6%

     Sales to our five largest customers constituted 81%, 83% and 91% of net sales, respectively, for 2003, 2002 and 2001. Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Fujitsu, Maxtor, Samsung, Toshiba and Western Digital, which may purchase recording head assemblies from several different recording head manufacturers that utilize our suspension assemblies.

     We expect to continue to depend upon a limited number of customers for our sales, given the relatively small number of disk drive and recording head manufacturers. Our results of operations could be adversely affected by reduced requirements at our major customers.

     Sales to foreign-based enterprises totaled $392,146,000, $250,478,000 and $204,877,000 for 2003, 2002 and 2001 respectively. Sales to foreign subsidiaries of United States corporations totaled $72,202,000, $109,736,000 and $179,756,000 for 2003, 2002 and 2001, respectively. The majority of these sales were to the Pacific Rim region. In addition, we have significant sales to United States corporations which use our products in their offshore manufacturing sites.

BACKLOG

     We generally make our sales pursuant to purchase orders rather than long-term contracts. Our backlog of purchase orders was approximately $105,625,000 at September 28, 2003, as compared to $94,845,000 at September 29, 2002. Such purchase orders may be changed or cancelled by customers on short notice. In addition, we believe that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Accordingly, we do not believe that backlog should be considered indicative of sales for any future period.

COMPETITION

     We believe that the principal factors of competition in the suspension assembly market include time to market, product quality, design expertise, customer service, reliability of volume supply and price. We estimate that we produce a majority of all suspension assemblies sold to disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. Our principal competitors are K. R. Precision Co. ("KRP"), Magnecomp Corporation, Nihon Hatsujo Kabusikigaisha ("NHK") and Suncall Corporation. In addition, Fujitsu Limited, a drive manufacturer, fabricated some of its own suspension assemblies for use in some of its own products during 2003. The electrical interconnect features of our TSA suspensions also face competition from alternative interconnect technologies, such as deposition circuitry and flexible circuitry, which are being used in drive production. Although we cannot be sure that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies, we believe that the number of entities that have the technical capability and capacity for producing precision suspension assemblies in large volumes will remain small.

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

INTELLECTUAL PROPERTIES

     We regard much of the equipment, processes, information and knowledge that we generate and use in the manufacture of our products as proprietary and protectable under applicable trade secret, copyright and unfair competition laws. In addition, if we develop manufacturing equipment, products and processes for making products where patents might enhance our position, we have pursued, and we will continue to pursue, patents in the United States and in other countries. As of September 28, 2003, we held 123 United States patents and 25 foreign patents, and we had 65 patent applications pending in the United States and 48 patent applications pending in other countries. Internally, we protect intellectual property and trade secrets through physical security measures at our facilities as well as through non-disclosure and non-competition agreements with all employees, confidentiality policies, and non-disclosure agreements with consultants, strategic suppliers and customers.

     In the past, we have entered into licensing and cross-licensing agreements under certain of our patents and patent applications allowing some of our competitors to produce products similar to ours in return for royalty payments and/or cross-license rights. In November 2001, we entered into cross-license agreements with three suspension assembly suppliers, and in October 2003, we entered into an additional cross-licensing agreement with an additional suspension assembly supplier, enabling each of them to offer customers in the disk drive industry TSA suspension assemblies based on our proprietary technology. The agreements also include cross-licenses to certain existing and future suspension assembly technology.

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

EMPLOYEES

     As of September 28, 2003, we had 3,446 regular employees, 1,780 of whom were working at our Hutchinson, Minnesota plant, 564 of whom were working at our Sioux Falls, South Dakota plant, 911 of whom were working at our Eau Claire, Wisconsin plant, 164 of whom were working at our Plymouth, Minnesota plant, and 27 of whom were working overseas. In addition, 210 production workers supplied by temporary staffing agencies worked at our various facilities. The departure of a significant number of our specialized employees who cannot be replaced by comparable personnel would impair our ability to conduct our business. The locations of our plants and the broad span and complexity of technology encompassed by our products and processes limit the number of qualified engineering and other candidates for key positions. We expect that we will continue to use internal training for the development of key employees.

     None of our employees is subject to a collective bargaining agreement, and we have experienced no work stoppages. We believe that our employee relations are good.

AVAILABLE INFORMATION

     Our Website is: http://www.htch.com. We make available, free of charge, through our Website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC").

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

A SLOWDOWN IN DEMAND FOR COMPUTER SYSTEMS AND CONSUMER ELECTRONICS MAY CAUSE A DECLINE IN DEMAND FOR SUSPENSION ASSEMBLIES.

     Our suspension assemblies are components in computers and, increasingly, a variety of consumer electronics products. The demand for these products can be volatile. In a weak economy, consumer spending tends to decline and retail demand for computers and other consumer electronics tends to decrease, as does business demand for computer systems. Demand for suspension assemblies therefore may be adversely impacted as a result of a weaker economy. In addition, in the past, unexpected slowdowns in demand for computer systems and consumer electronics has caused sharp declines in demand for suspension assemblies, resulting in periods during which the supply of suspension assemblies exceeded demand. If an unexpected slowdown in demand for suspension assemblies occurs or if demand decreases as a result of a weakening economy, our results of operations will be materially adversely affected as a result of lower revenue and gross margins.

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS.

     Our past operating results, and our gross margins, have fluctuated from fiscal period to period. We expect our future operating results and gross margins will continue to fluctuate from fiscal period to period. The following factors may cause these fluctuations:

     - changes in overall demand for our products;

     - changes in the specific products our customers buy;

     - changes in our selling prices;

     - changes in utilization of our production capacity;

     - changes in our manufacturing process, or problems related to our manufacturing process;

     - changes in our infrastructure costs, and how we control them;

     - changes in our manufacturing yields;

     - changes in our production efficiency;

     - increased costs when we start producing new products, and achieving high-volume production quickly;

     - technological changes (such as data density improvements) that reduce the number of suspension assemblies per drive required by drive makers;

     - long disruptions in operations at any of our plants for any reason; and

     - changes in the cost of, or limits on, available materials and labor.

     Our operating results in 2003 were impacted positively by increased demand for suspension assemblies, together with high utilization of our manufacturing capacity, further improvements in our manufacturing productivity and continued cost control. We continue to have limited visibility for future demand. If customer demand for suspension assemblies weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected.

     We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our "vendor managed inventory" (VMI) facilities. Customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.

     Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product's life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature. To offset price decreases during a product's life, we rely primarily on higher sales volume and improving our manufacturing yield and efficiency to reduce its cost. If we cannot reduce our manufacturing costs as prices decline during our products' life cycles, our business, financial condition and results of operations could be materially adversely affected.

     Many of our products are shipped overseas, specifically to the Pacific Rim region. The income we earn from these products has qualified for favorable tax treatment. If we stop shipping products overseas, or if the tax laws change to eliminate the favorable tax treatment to which this income is subject, as was proposed by federal legislation in calendar years 2002 and 2003, our effective tax rate could increase significantly and our business, financial condition and results of operations could be materially adversely affected.

OUR CUSTOMERS MAY RESOLVE MANUFACTURING DIFFICULTIES THEY HAVE RECENTLY EXPERIENCED, WHICH WILL REDUCE DEMAND FOR OUR SUSPENSION ASSEMBLIES.

     We believe that improvements in 2003 in our sales and unit volumes were due in part to manufacturing difficulties experienced by our customers as they continue their transition to higher density recording heads. These customers have experienced higher levels of defective recording heads, which they are unable to detect until after they have attached the recording heads to our suspension assemblies. Our customers therefore have required more suspension assemblies than they will require in the future once defects in recording heads decrease. Some customers also may pursue development of a process by which they separate our suspension assemblies from a defective recording head in order to reuse the suspension assembly. If our customers' production yields improve in the future or if they succeed in their process development efforts and can separate and re-use suspension assemblies, overall suspension assembly shipments will decline and our operating results could be negatively affected.

DATA DENSITY IMPROVEMENTS HAVE REDUCED WORLDWIDE DEMAND FOR SUSPENSION ASSEMBLIES, AND THESE IMPROVEMENTS ARE EXPECTED TO CONTINUE.

     Disk drive manufacturers have been able to steadily increase data density (the amount of data that can be stored on a disk surface), and we believe that they will continue to do so for the foreseeable future. Increasing data density permits drive manufacturers to use fewer disks in each disk drive, which in turn reduces the number of components they need, including suspension assemblies. From 1999 through 2002, the rate of improvement in data density exceeded historical rates, and we estimate that the average number of suspension assemblies required per drive decreased from approximately 4.5 in 1999 to approximately 3.3 in 2000, approximately 2.8 in 2001 and approximately 2.5 in 2002. This contributed to a decrease in our total suspension assembly shipments from 583 million in 1999 to 398 million in 2002. In 2003, we estimate that the decline in the number of suspension assemblies consumed per disk drive slowed to approximately 2.3, which benefited demand. The increase in overall demand exceeded the rate of improvement in data density, which contributed to the increase in our total suspension assembly shipments to 526 million in 2003. If improvements in data density again begin to outpace growth in data storage capacity requirements, then demand for our suspension assemblies may decline and we may not be able to maintain or expand our suspension assembly business.

ALMOST ALL OF OUR SALES DEPEND ON THE DISK DRIVE INDUSTRY, WHICH IS CYCLICAL AND SUBJECT TO ONGOING TECHNOLOGICAL INNOVATION.

     Sales of suspension assemblies and suspension assembly components accounted for 99% of our net sales in 2003, 2002 and 2001. The disk drive industry is intensely competitive and technology changes rapidly. The industry's demand for disk drive components also fluctuates. The disk drive industry experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect suppliers to this industry because disk drive manufacturers tend to order more disk drive components than they may need during growth periods, and sharply reduce orders for these components during periods of contraction.

     Industry transitions in head technology and data density improvements also impact disk drive unit shipment levels and, consequently, demand for suspension assemblies. During past industry transitions, such as to higher density recording heads or to smaller form factors, production yields of head and disk drive manufacturers initially were reduced. Because a significant portion of head yield reduction occurs after the head is bonded onto the suspension assembly, low yields at our customers often result in increased demand for suspension assemblies in order to achieve desired disk drive shipment levels. During 2003, most of our customers continued to transition to higher density recording heads, and demand for our products increased due to reduced production yields experienced by these customers. If our customers improve their production yields in the future from current rates, demand for our products may decrease. Our results of operations could be materially adversely affected if the reduction in the industry's component demand continues long-term or a future significant slowdown in the industry occurs.

TO MEET INDUSTRY REQUIREMENTS, WE MUST DEVELOP AND QUALIFY OUR NEW PRODUCTS AND FEATURES, WHICH MAY INCREASE OUR MANUFACTURING COSTS.

     Our continued success depends on our ability to develop and rapidly bring to volume production new products that meet increasingly higher performance specifications. A number of risks are inherent in this process. Increasingly higher performance specifications, as well as transitions to new product platforms, initially can lower our overall manufacturing yields and efficiencies. This in turn can cause us to delay or miss product shipments. We also may incur higher manufacturing costs or we may need to change or develop new manufacturing processes. If processes change, we may need to replace, modify or design, build and install equipment. These changes may require additional capital. In addition, we may incur higher sales returns, or be required to reimburse customers for product costs relating to the incorporation of defective suspension assemblies into our customers' products.

     We may need to increase our research and development and engineering expenses to support technological advances and to develop and manufacture new products and product features. Our research and development spending will increase in 2004 to levels exceeding those in both 2003 and 2002. We expect these expenses to increase for the following new products:

     - suspension assemblies with higher performance specifications than our customers currently require;

     - suspension assemblies that require additional or smaller electrical conductors;

     - suspension assemblies that incorporate dual stage actuators to improve head positioning over increasingly tighter data tracks on each disk;

     - suspension assemblies for use with new smaller-sized femto heads; and

     - suspension assemblies that incorporate new materials.

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

     We have developed a medical device in our BioMeasurement Division that measures local tissue oxygenation. Studies to demonstrate its utility and value in several significant medical applications are currently in progress. We do not expect to generate significant revenue from this device during 2004. We expect to experience continuing losses in the BioMeasurement Division for the foreseeable future.

WE MAY NOT BE ABLE TO UTILIZE OUR CAPACITY EFFICIENTLY, WHICH MAY NEGATIVELY AFFECT OUR OPERATING RESULTS.

     We have at times increased our production capacity and the overhead that supports production based on anticipated market demand. Anticipated market demand, however, has not always developed as expected. As a result, we have periodically underutilized our capacity. This underutilization decreased our profitability. In the second half of 1999 and in 2000, reduced demand resulted in underutilization of our manufacturing capacity, and consequently, lower profitability. In 2000, we recorded charges of $56,523,000 to write down certain assets relating to excess TSA suspension assembly manufacturing capacity, and $6,745,000 million in severance charges due to workforce reductions, which adversely affected our results of operations. Similarly, in 2001, we recorded charges of $20,830,000 to write down certain assets relating to excess manufacturing capacity, including an unfinished facility, and $7,045,000 in severance charges due to additional workforce reductions, which also adversely affected our results of operations.

     The following factors complicate accurate capacity planning for market demand:

     - changes in the specific products our customers buy;

     - the pace of technological change;

     - variability in our manufacturing yields and productivity; and

     - long lead times for most of our plant and equipment expenditures, requiring major financial commitments well in advance of actual production requirements.

     Our inability to plan our capacity requirements accurately, or our failure to put in place the technologies and capacity necessary to meet market demand, could adversely affect our business, financial condition and results of operations.

OUR SALES ARE CONCENTRATED IN A SMALL CUSTOMER BASE.

     Although we supply nearly all domestic and many foreign-based manufacturers of disk drives, and manufacturers of recording heads used in disk drives, sales to our five largest customers constituted 81% of net sales for 2003, 83% of net sales for 2002 and 91% of net sales for 2001. Over the years, the disk drive industry has experienced numerous consolidations. These consolidations, together with companies exiting the disk drive industry, result in fewer, but larger, customers for our products. The loss of one or more of our major customers for any reason, including the development by any one customer of the capability to produce suspension assemblies in high volume for its own products, or a change in the type of suspension assembly used by a customer, or the failure of a customer to pay its account balance with us, could have a material adverse effect on our results of operations.

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

     Rapid technological change in the disk drive industry has led to numerous suspension assembly design changes and tighter performance specifications. The resulting suspension assemblies initially are more difficult to manufacture and may require additional capital expenditures and increased development and support expenses. Manufacturing yields and efficiencies also vary from product to product. Newer products typically have lower initial manufacturing yields and efficiencies as we commence volume manufacturing. We have experienced sales returns in the past and as we commence volume manufacturing, or as new features for our products are introduced, or as new manufacturing processes are implemented, we also may in the future experience increased sales returns. In addition, in the future we may be required to reimburse customers for product costs relating to the incorporation of defective suspension assemblies into our customers' products. We cannot be sure that we will attain our output goals and be profitable with regard to any of our suspension assembly products, including TSA suspensions with additional features currently in development.

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

     Our ability to conduct business would be impaired if our workforce were to be unionized or if a significant number of our specialized employees were to leave and we could not replace them with comparable personnel. Our business may be adversely affected if we need to adjust the size of our workforce due to fluctuating demand. The locations of our plants and the broad span and technological complexity of our products and processes may limit the number of satisfactory engineering and other candidates for key positions.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

     We attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures. We may not, however, be able to protect our technology adequately. In addition, competitors may be able to develop similar technology independently. Our success depends in large part on trade secrets relating to our proprietary manufacturing processes. We seek to protect these trade secrets and our other proprietary technology in part by requiring each of our employees to enter into nondisclosure and non-competition agreements. In these agreements, the employee agrees to maintain the confidentiality of all of our proprietary information and, subject to certain exceptions, to assign to us all rights in any proprietary information or technology made or contributed by the employee during his or her employment. In addition, we regularly enter into non-disclosure agreements with third parties, such as consultants, suppliers and customers. These agreements may, however, be breached, and we may not have an adequate remedy for any such breach. In addition, our competitors may otherwise learn or independently develop our trade secrets.

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

     In the past, we have entered into licensing and cross-licensing agreements relating to certain of our patents and patent applications allowing some of our competitors to produce products similar to ours in return for royalty payments and/or cross-license rights. In November 2001, we entered into cross-license agreements with three suspension assembly suppliers, and in October 2003, we entered into an additional cross-licensing agreement with an additional suspension assembly supplier, enabling each of them to offer customers in the disk drive industry TSA suspension assemblies based on our proprietary technology. The agreements also include cross-licenses to certain existing and future suspension assembly technology. Should these competitors become successful at producing TSA suspension assemblies at high volume, our demand could be reduced and our business, financial condition and results of operations could be materially adversely affected.

     We and certain users of our products have received, and may receive, communications from third parties asserting patents against us or our customers that may relate to our manufacturing equipment or to our products or to products that include our products as a component. In addition, we and certain of our customers have been sued on patents having claims closely related to products we sell. If any third party makes a valid infringement claim against us and we are unable to obtain a license on terms acceptable to us, our business, financial condition and results of operations could be adversely affected. We expect that, as the number of patents issued continues to increase, the volume of intellectual property claims made against us could increase. We may need to engage in litigation to:

     - enforce patents issued or licensed to us;

     - protect trade secrets or know-how owned by us; or

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

WE MAY HAVE DIFFICULTY OBTAINING AN ADEQUATE SUPPLY OF RAW MATERIALS AT REASONABLE PRICES.

     We currently can obtain certain types of photoresist, a liquid compound used in the photoetching process, from only one supplier, and the stainless steel, coverlay and copper that meet our strict specifications, from only two suppliers. The price we pay for stainless steel periodically is reset and can fluctuate with changes in the value of the Japanese yen. When it does so, our costs for raw materials may increase. If we could not obtain the materials referred to above in the necessary quantities, with the necessary quality and at reasonable prices, our business, financial condition and results of operations could be materially adversely affected.

COMPETING TECHNOLOGY MAY REDUCE DEMAND FOR OUR PRODUCTS.

     Certain of our customers use, or may consider using, alternative interconnect technologies that compete with the electrical interconnect features of our TSA suspension assemblies. We cannot be sure that our customers will continue to select TSA suspensions for design into their products instead of alternative interconnect technologies, such as deposition circuitry and flexible circuitry. If our customers accept technologies that compete with TSA suspensions, our business, financial condition and results of operations may be adversely affected.

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

WE MAY NOT BE ABLE TO OBTAIN THE CAPITAL WE NEED TO MAINTAIN OR GROW OUR
BUSINESS.

     We will need significant funds over the next several years to achieve our long-term strategic objectives, and to maintain and enhance our competitive position. We would likely use these funds for capital expenditures, debt service, research and development and working capital. Our business is highly capital intensive. Our total capital expenditures were approximately $52,000,000 in 2003, $32,000,000 in 2002 and $32,000,000 in 2001. We also entered into operating leases for production and other equipment with costs of approximately $5,000,000 in 2003, $5,000,000 in 2002 and $7,000,000 in 2001. While our capital expenditures over the past several years have been relatively low, we anticipate spending approximately $90,000,000 during 2004.

     Our capital expenditures in 2003 related primarily to increases in TSA suspension production capacity, new program tooling, process technology and capability improvements and new business systems. We anticipate that capital expenditures in 2004 will increase due to additional spending for TSA suspension production capacity, process technology and capability improvements, new program tooling and new business systems. We will pursue additional debt or equity financing to supplement our current capital resources if needed beyond 2004. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to maintain our existing capital or raise additional capital on reasonable terms or at all, if needed.

     The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

     - our results of operations;

     - general economic conditions and conditions in the disk drive industry;

     - the perception in the capital markets of our business;

     - our ratio of debt to equity;

     - our financial condition;

     - our business prospects; and

     - changes in interest rates.

     Our ability to execute our long-term strategy may depend to a significant degree on our ability to obtain additional long-term debt and equity capital. We have no commitments for additional borrowings, other than our existing credit facility, or for sales of equity, other than under our existing employee benefit plans. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain future additional financing on terms acceptable to us or at all. If we fail to comply with certain covenants relating to our indebtedness, we may need to refinance our indebtedness to repay it. We also may need to refinance our indebtedness at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness.

WE COULD INCUR SUBSTANTIAL COSTS AS A RESULT OF VIOLATIONS OF OR LIABILITIES UNDER ENVIRONMENTAL LAWS.

     Our operations are subject to laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and third-party claims for property damage and personal injury as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits.

SERVICING OUR EXISTING DEBT MAY CONSTRAIN OUR FUTURE OPERATIONS.

     Our ratio of total debt and capital leases to total capitalization at September 28, 2003 was 25.8%. Our ability to satisfy our obligations to pay interest and to repay debt is dependent on our future performance. Our performance depends, in part, on prevailing economic conditions and financial, business and other factors, including factors beyond our control. To the extent that we use a substantial portion of our cash flow from operations to pay the principal of, and interest on, our indebtedness, that cash flow will not be available to fund future operations and capital expenditures. Our debt level also may limit our ability to obtain additional financing to fund future capital expenditures, debt service, research and development, working capital and other general corporate requirements. It also could make us more vulnerable to general economic downturns and competitive pressures. We cannot be sure that our operating cash flow will be sufficient to fund our future capital expenditure and debt service requirements or to fund future operations.

OUR FINANCING AGREEMENTS CONTAIN RESTRICTIVE COVENANTS WITH WHICH WE MAY NOT BE ABLE TO COMPLY.

     We have entered into a number of financing agreements that contain restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, cash availability, tangible net worth and leverage ratios, and also impose certain limitations on additional indebtedness, leases, guarantees and the payment of dividends. Our ability to comply with restrictive financial covenants depends upon our future operating performance. Our future operating performance depends, in part, on general industry conditions and other factors beyond our control. We cannot be sure that we will be able to comply with these covenants in the future, and we may not be successful in renegotiating our financing agreements or otherwise obtaining relief from the covenants. If we default under some or all of our financing agreements, our lenders may require that we immediately repay the full outstanding amount we owe to them. In such event, we may have to pursue alternative financing arrangements. If we are not in compliance with restrictive covenants in our financing agreements at the end of any fiscal quarter, our future results of operations and liquidity could be materially adversely affected.

ITEM 2.  PROPERTIES

     We own four buildings on a site of approximately 163 acres in Hutchinson, Minnesota used by both our Disk Drive Division and our BioMeasurement Division. This site includes executive offices and a manufacturing plant, development center and training center, with an aggregate of approximately 751,000 square feet of floor area. We currently utilize approximately 90% of this space. We also lease a 20,000 square foot warehouse and a 12,000 square foot fabrication shop near the Hutchinson site. All of the training center building is leased to another party, as we do not intend to utilize this space for the foreseeable future.

     We own a manufacturing plant in Sioux Falls, South Dakota of approximately 300,000 square feet that is used by our Disk Drive Division, approximately 65% of which we currently utilize. Approximately 15% of the square footage in this plant, which we do not intend to utilize for the foreseeable future, is leased to another party.

     We operate a manufacturing plant in Eau Claire, Wisconsin used by our Disk Drive Division, in connection with which we lease a building of approximately 156,000 square feet, approximately 95% of which we currently utilize. We also own an additional manufacturing plant in Eau Claire of approximately 320,000 square feet, approximately 65% of which we currently utilize. We began construction in 1999 of an additional manufacturing plant of approximately 232,000 square feet at the Eau Claire site, but we suspended construction in that year due to decreases in the disk drive industry's forecasts for components. We plan to develop a portion of this plant for manufacturing in 2004.

     We lease a building of approximately 100,000 square feet located in Plymouth, Minnesota that is used by our Disk Drive Division for stamping operations and office space, approximately 80% of which we currently utilize, and we sublease approximately 45,000 square feet of space located in Eden Prairie, Minnesota, for which we still hold the prime lease.

     We lease a business office in the Netherlands used by our BioMeasurement Division. Through our wholly-owned subsidiaries, we also lease offices used by our Disk Drive Division for customer services and support in Singapore, Japan, the People's Republic of China and Thailand.

     We believe that our existing facilities will be adequate to meet our currently anticipated requirements.

ITEM 3.  LEGAL PROCEEDINGS

     We and certain users of our products have received, and may receive, communications from third parties asserting patents against us or our customers which may relate to certain of our manufacturing equipment or products or to products that include our Company's products as a component. In addition, certain of our customers have been sued on patents having claims closely related to products we sell. If any third party makes a valid infringement claim and a license were not available on terms acceptable to us, our operating results could be adversely affected. We expect that, as the number of patents issued continues to increase, and as we grow, the volume of intellectual property claims could increase. We may need to engage in litigation to enforce patents issued or licensed to us, protect trade secrets or know-how owned by us or determine the enforceability, scope and validity of the intellectual property rights of others. We could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on our results of operations.

     We are a party to certain claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect our current or future financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:

       NAME                                   AGE                      POSITION
       -------------------------------------  ---   -----------------------------------------------
       Jeffrey W. Green.....................  63    Chairman of the Board and Director
       Wayne M. Fortun......................  54    President, Chief Executive Officer and Director
       John A. Ingleman.....................  57    Vice President and Chief Financial Officer
       Rebecca A. Albrecht..................  50    Vice President of Human Resources
       Beatrice A. Graczyk..................  55    Vice President of Business Development
       Richard J. Penn......................  47    Vice President of Operations
       R. Scott Schaefer....................  50    Vice President and Chief Technical Officer
       Kathleen S. Skarvan..................  47    Vice President of Sales and Marketing
       Christina M. Temperante..............  51    Vice President and President of the
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

     Mr. Ingleman was elected Vice President in January 1982, Chief Financial Officer in January 1988, and served as Secretary from January 1992 until November 2003. Mr. Ingleman has been with HTI since 1977.

     Ms. Albrecht was elected Vice President in January 1995 and is now Vice President of Human Resources. Ms. Albrecht has been with HTI since 1983.

     Ms. Graczyk was elected Vice President in May 1990, was Vice President of Operations and Chief Operating Officer from March 1999 to October 2003, and has been Vice President of Business Development since October 2003. Ms. Graczyk has been with HTI since 1970.

     Mr. Penn was elected Vice President in January 1996, was Vice President of Sales and Marketing from 1996 to October 2003, and has been Vice President of Operations since October 2003. Mr. Penn has been with HTI since 1981.

     Mr. Schaefer was elected Vice President in May 1990 and is now Vice President and Chief Technical Officer. Mr. Schaefer has been with HTI since 1979.

     Ms. Skarvan was elected Vice President of Sales and Marketing in October 2003. Ms. Skarvan was a strategic business unit director at HTI from September 2002 to October 2003, and a Group Vice President at Phillips Plastics, a manufacturing company, from March 2000 to August 2002. Ms. Skarvan joined HTI in 1980 and held management positions in manufacturing, human resources, communications and materials at HTI between 1985 and 2000.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock, $.01 par value, trades on The Nasdaq National Market under the symbol HTCH. For price information regarding our common stock, see
Note 13 to the consolidated financial statements contained in Item 15. As of December 4, 2003, our common stock was held by 758 shareholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data required pursuant to this Item appears on page 55 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

GENERAL

     Since the late 1980s, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components based on several standard designs to manufacturers of disk drives and manufacturers of disk drive components (including Alps, Fujitsu, Hitachi Global Storage Technologies (formerly IBM's hard disk drive division) and its affiliates, Innovex, Kaifa, K.R. Precision, Maxtor, Pemstar, SAE Magnetics/TDK, Samsung, Seagate Technology, Toshiba and Western Digital). Suspension assemblies are a critical component of disk drives and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations are affected from time to time due to disk drive industry demand changes, technological changes that impact suspension assembly demand, shifts in our market share and our customers' market share, our customers' production yields and our own product transitions.

     From 1999 to 2002, improvements in data density, the amount of data which can be stored on magnetic disks, outpaced disk drive storage capacity requirements. This enabled disk drive manufacturers to reduce their costs by using fewer components, including suspension assemblies, in each drive. We estimate that the average number of suspension assemblies required per drive decreased from approximately 4.5 in 1999 to approximately 3.3 in 2000, approximately 2.8 in 2001 and approximately 2.5 in 2002. Shifts in our position in the marketplace had also, to a lesser extent, decreased demand for our products. Slower growth of disk drive storage demand and a weaker global economy had also decreased demand for our products since 2001. Consequently, our shipments declined from 583 million in 1999 to 398 million in 2002.

     Our shipments of suspension assemblies in 2003 were 526 million, 32% higher than our shipments in 2002. This increase was due to an increase in disk drive demand, an increase in suspension consumption related to lower yields some of our customers continue to experience as they transition to higher density recording heads and improvements in our market position. During the transition to higher density recording heads, some customers have experienced higher levels of defective recording heads, which they are unable to detect until after they have attached the recording heads to our suspension assemblies. In addition, with a slowing rate of improvement in data density, we estimate that the average number of suspension assemblies required per drive was approximately 2.3 in 2003, down from 2.5 in 2002. Although we continue to have limited visibility for future demand, we expect our shipment volumes for the first quarter of 2004 to exceed the quarterly levels experienced in 2003 primarily due to continued increases in disk drive demand and this lower rate of improvement in data density.

     Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product's life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature. To offset price decreases during a product's life, we rely primarily on higher sales volume and improving our manufacturing yield and efficiency to reduce its cost. If we cannot reduce our manufacturing costs as prices decline during our products' life cycles, our business, financial condition and results of operations could be materially adversely affected.

     We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our "vendor managed inventory" (VMI) facilities. Customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.

     Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as changes in:

     - demand or customer requirements;

     - product mix;

     - selling prices;

     - utilization of our production capacity;

     - infrastructure costs;

     - production and engineering costs associated with production of new products;

     - manufacturing yields or efficiencies; and

     - costs of materials.

     Gross margins improved in 2003 primarily due to increased suspension assembly demand, increased utilization of our manufacturing capacity, improved productivity and continued cost controls.

     In 2000 and 2001, as a result of industry forecasts of slower growth for disk drive storage demand and a significant decrease in our long-term forecast for suspension demand, we recorded asset impairment charges totaling $56,523,000 and $20,830,000, respectively. As a result of these charges we estimated annual savings in depreciation and lease costs of approximately $12,000,000, $9,000,000 and $5,000,000 in our fiscal years 2003, 2004 and 2005, respectively, and thereafter an aggregate of $8,000,000 in additional savings. Since 2001 actual demand and our long-term forecast for demand for suspension assemblies has improved due to an increase in disk drive demand, an increase in suspension consumption related to lower yields some of our customers continue to experience as they transition to higher density recording heads, improvements in our market position and a slowdown in the rate of improvement in data density on disk drives in mass production. Consequently, the majority of the previously impaired assets were placed back in service during 2003. As a result, operating results and gross margins have and will continue to be impacted favorably by lower depreciation and lease expenses as a result of these previous charges.

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

     New suspension assembly types have lower manufacturing yields and are produced in smaller quantities than more mature products. Manufacturing yields generally improve as the product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Small variations in manufacturing yields generally have a significant impact on gross margins. Because our business is capital intensive and requires a high level of fixed costs, gross margins are also sensitive to changes in volume and capacity utilization.

     In addition to increases in suspension assembly demand, improvements to our operating margins depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. As part of our efforts to improve our operating margins through reduced costs and improved efficiency, we reduced our overall employment level, through workforce reductions and managed attrition, from 7,701 at the end of 1999 to 3,336 at the end of 2002. Our overall employment level has increased to 3,446 at the end of 2003, and we have an additional 210 production workers supplied by temporary staffing agencies working at our various facilities, due to increased demand.

MARKET TRENDS

     We expect that the expanding use of enterprise computing and storage, personal computers, increasingly complex software and the emergence of new applications for disk storage, such as personal video recorders, gaming consoles, digital cameras, audio players, guidance systems in automobiles and cell phones and other consumer applications, will increase disk drive demand and, therefore, suspension assembly demand in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Improvements in data density of disk drives, across all disk drive market segments, have reduced unit shipments of suspension assemblies since the third quarter of 1999. However, data density has improved at a slower rate in the past year, and we believe it will continue to improve at a slower rate in the upcoming year.

     Worldwide suspension assembly shipments increased in 2003 due to overall growth in disk drives shipped, increased consumption of suspension assemblies resulting from lower yields some customers are experiencing because of the continuing challenges posed by the use of higher density recording heads, and an increase in our market share. We believe that worldwide suspension assembly shipments are likely to track more closely with the growth in industry-wide disk drive shipments, which is currently forecasted by industry observers to be 11% for 2004. We continue to have limited visibility for future demand.

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

     The continual pursuit of increasing data density and lower storage costs are leading to further adoption of features for suspensions, such as dampers, extended arms, polished headlifts, limiters, anti-static coatings and plated grounds. Our suspension assemblies also allow for dual stage actuation, which incorporates a second stage actuator on the suspension to improve head positioning over increasingly tighter data tracks.

     The introduction of new types or sizes of read/write heads and disk drives tends to initially decrease customers' yields with the result that we may experience temporary elevations of demand for some types of suspension assemblies. We believe reduced yields at some of our customers due to their transition to higher density recording heads has resulted in increased shipments of our suspension assemblies in 2003 and may continue to have a positive impact on demand in 2004. As programs mature, higher customer yields decrease the demand for suspension assemblies. The advent of new heads and new drive designs may require rapid development and implementation of new suspension assembly types which temporarily may reduce our manufacturing yields and efficiencies. These changes will continue to affect us.

2003 OPERATIONS TO 2002 OPERATIONS

     The following table sets forth our consolidated statements of operations as a percentage of net sales from period to period.

                                                              PERCENTAGE OF NET SALES
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
Net sales...................................................    100%     100%     100%
Cost of sales...............................................     69       77       91
                                                                ---      ---      ---
  Gross profit..............................................     31       23        9
Research and development expenses...........................      3        5        6
Selling, general and administrative expenses................     12       13       12
Litigation settlement.......................................     --       (1)      --
Asset impairment and restructuring charges..................     --       --        7
                                                                ===      ===      ===
  Income (loss) from operations.............................     16        6      (16)
Interest and other income, net..............................      2        2        4
Loss on debt extinguishment.................................     (1)      --       --
Interest expense............................................     (1)      (3)      (4)
                                                                ---      ---      ---
  Income (loss) before income taxes.........................     16        5      (16)
Provision (benefit) for income taxes........................      3        1       (2)
                                                                ---      ---      ---
  Net income (loss).........................................     13%       4%     (14)%
                                                                ===      ===      ===

     Net sales for 2003 were $498,946,000, an increase of $108,252,000 or 28%
compared to 2002. Suspension assembly sales increased $90,774,000 or 25% compared to 2002, primarily as a result of a 32% increase in unit shipments. Additionally, sales of suspension assembly components to other suspension assembly manufacturers increased $15,362,000 or 80% compared to 2002. Both of these increases were due to an increase in disk drive shipments, an increase in the consumption of suspension assemblies resulting from lower yields some of our customers are experiencing because of the continuing challenges posed by the use of higher density recording heads and an increase in our market share. The increase in suspension assembly volume was partially offset by a 5% decline in average selling prices for our suspension assemblies.

     Gross profit for 2003 was $154,658,000, compared to $90,417,000 for 2002.
The increase was primarily due to the increase in net sales discussed above. Gross profit as a percent of net sales increased from 23% to 31%, primarily due to higher demand for suspension assemblies, increased utilization of our manufacturing capacity, improved productivity and continued cost controls.

     Research and development expenses for 2003 were $14,945,000 compared to $17,663,000 for 2002. This decrease was primarily due to a $2,464,000 increase in customer funding of certain advanced suspension assembly development costs. Research and development expenses as a percent of net sales decreased from 5% in 2002 to 3% in 2003.

     Selling, general and administrative expenses for 2003 were $58,230,000, an increase of $7,269,000 or 14% from 2002. The increase was due primarily to a $6,650,000 increase in incentive compensation costs resulting from improved profitability compared to 2002. Selling, general and administrative expenses also increased by $1,428,000 due to increases in our sales, marketing and regulatory efforts for our BioMeasurement Division, and by $1,051,000 related to the design of our new ERP business system. Expenses for on-site service and engineering support to our customers in Asia increased by $963,000. These overall increases were partially offset by a $2,465,000 reduction in legal fees, primarily due to reduced patent litigation defense costs and a $1,902,000 reduction in bad debt expense, as we collected certain customer accounts that were previously deemed uncollectible. Selling, general and administrative expenses as a percent of net sales decreased from 13% in 2002 to 12% in 2003.

     During the first quarter of 2002, we recorded an increase to operating income of $2,632,000 as a result of a reimbursement of legal expenses from another party and insurance proceeds related to litigation defense costs. See
Note 9, "Litigation Settlement," in the notes to the consolidated financial statements.

     Income from operations for 2003 was $81,483,000, compared to $24,425,000 for 2002. The increase was primarily due to the increase in net sales discussed above, increased utilization of our manufacturing capacity, improved productivity and continued cost controls. Income from operations for 2003 included a $5,979,000 loss from operations for our BioMeasurement Division segment, compared to a $4,682,000 loss for 2002.

     Interest expense for 2003 was $6,713,000, a decrease of $7,067,000 from 2002, primarily due to a lower average amount of outstanding debt, a lower interest rate resulting from refinancing our 6% Convertible Subordinated Notes due 2005 (the "6% Convertible Notes") and fewer capitalized leases.

     Interest income for 2003 was $6,015,000, a decrease of $935,000 from 2002. This was primarily a result of lower investment yields, offset partially by a higher average investment balance.

     During the first and second quarters of 2003, we retired $143,500,000 of our 6% Convertible Notes before their maturity. In connection with these transactions, we recorded a $3,265,000 pre-tax loss on debt extinguishment in 2003. During the fourth quarter of 2002, we extinguished $26,557,000 of senior unsecured notes and $6,500,000 of our 6% Convertible Notes before their maturity. In connection with these transactions, we recorded a $1,267,000 pre-tax loss on debt extinguishment in 2002. See Note 3, "Financing Arrangements," in the notes to the consolidated financial statements.

     Other income, net of other expenses, for 2003 was $2,112,000, an increase of $791,000 from 2002, primarily due to increased royalty income and increased rental income from leasing portions of our facilities that we do not intend to utilize for the foreseeable future.

     The income tax provision for 2003 was based on an estimated effective tax rate for the fiscal year of 19%, which is below the statutory federal rate primarily due to our estimate of the benefit derived from the Foreign Sales Corporation ("FSC") Repeal and Extraterritorial Income Exclusion Act of 2000 ("ETI") provisions related to export of U.S. products and our estimate of our utilization of net operating loss carryforwards. The increase in our effective tax rate, from 15% in 2002 to 19% in 2003, is primarily due to a reduction in the estimated benefit that we may derive from the ETI provisions in proportion to the growth in our pre-tax income.

     Net income for 2003 was $64,502,000 or 13% of net sales, compared to net income of $15,002,000 or 4% of net sales for 2002. Our improved profitability was primarily due to the increase in net sales, increased utilization of our manufacturing capacity, improved productivity and continued cost controls noted above. Net income for 2003 included the above-mentioned loss on debt extinguishment. Net income for 2002 included the increase in operating income from a reimbursement of legal expenses and insurance proceeds related to litigation defense costs, and the loss on debt extinguishment, noted above.

2002 OPERATIONS TO 2001 OPERATIONS

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

     The income tax provision for 2002 was based on an estimated effective tax rate for the fiscal year of 15%, which is below the statutory federal rate primarily due to the benefit derived from the ETI provisions related to export of U.S. products.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents increased from $57,852,000 at September 29, 2002 to $67,505,000 at September 28, 2003. Our securities available for sale increased from $151,257,000 to $224,860,000 during the same period. Overall, this reflects an $83,256,000 increase in our cash and cash equivalents and securities available for sale, primarily due to improved profitability in 2003 and the net proceeds from the sale of our 2.25% Convertible Subordinated Notes due 2010 (the "2.25% Convertible Notes") and the redemption of our 6% Convertible Notes mentioned below. We generated cash from operating activities of $131,618,000 in 2003.

     As of September 28, 2003, our $50,000,000 credit facility had a borrowing base of $35,774,000, secured by our eligible accounts receivable and inventory. Letters of credit outstanding under this facility totaled $1,400,000 and fees due totaled $17,000 as of such date. The amount we can borrow under this credit facility is limited by the levels of our eligible accounts receivable and inventory balances. As of September 28, 2003, $34,357,000 of borrowing capacity remained available to us.

     Cash used for capital expenditures totaled $52,023,000 for 2003 compared to $31,916,000 in 2002 and $32,047,000 in 2001. The capital expenditures during 2003 were primarily for increases in TSA suspension production capacity, new program tooling, process technology and capability improvements and new business systems. We anticipate capital expenditures to be approximately $90,000,000 in 2004 primarily for TSA suspension production capacity, process technology and capability improvements, new program tooling and new business systems. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents and securities available for sale.

     During the first quarter of 2003, we repurchased $10,971,000 of our 6% Convertible Notes at a pre-tax gain of $221,000. On March 26, 2003, we redeemed the remaining $132,529,000 of our 6% Convertible Notes at a pre-tax loss of $3,486,000. The pre-tax loss consisted of a $2,266,000 redemption premium and a $1,220,000 write-off of unamortized debt issuance costs associated with the 6% Convertible Notes. These notes had a maturity date of March 15, 2005. Prior to the redemption of our 6% Convertible Notes, in February 2003, we issued and sold $150,000,000 aggregate principal amount of 2.25% Convertible Notes to Salomon Smith Barney Inc. and Needham & Company, Inc., which resold the 2.25% Convertible Notes to qualified institutional buyers, and outside the United States in accordance with Regulation S under the Securities Act of 1933, as amended. We used net proceeds of $145,478,000 from the issuance and sale of the 2.25% Convertible Notes primarily to redeem our 6% Convertible Notes, with the remaining proceeds intended to be used for general corporate purposes. In connection with the issuance and sale of the 2.25% Convertible Notes, we incurred and capitalized debt issuance costs of $4,522,000, which will be amortized over the term of the 2.25% Convertible Notes. Beginning in the third quarter of 2003, the redemption of the 6% Convertible Notes, combined with the issuance and sale of the 2.25% Convertible Notes, has reduced our interest expense by $1,140,000 per quarter.

     Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and restrict our ability to enter into certain types of financing. As of September 28, 2003, we were in compliance with all such covenants. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.

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

     We also store inventory in warehouses ("vendor managed inventory" (VMI) facilities) that are located close to the customer's manufacturing facilities. Revenue is recognized on sales from VMI facilities upon the transfer of title and risk of loss, following the customer's acknowledgement of the receipt of the goods.

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

     We record a provision against revenue for estimated sales returns on sales of our products in the same period that the related revenues are recognized. We base the allowance on historical returns as well as existing product return authorizations.

     Inventory Valuation -- Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs, and inventory balances.

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

     Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance of $49,021,000 as of September 28, 2003, due to the uncertainty of realizing the benefits of certain tax credits and net operating loss carryforwards before they expire. The valuation allowance is based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. Management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly. To the extent that operating results continue to be favorable in 2004 and management anticipates favorable operating results beyond 2004, the valuation allowance may be materially reduced. Such adjustment may significantly reduce our reported income tax provision in the period of adjustment, and may increase our reported income tax provision in subsequent periods. Management continually evaluates this information and in the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

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

     Over the course of the last three years, the World Trade Organization ("WTO") has ruled that the FSC provisions of the United States Internal Revenue Code ("IRC"), and the replacement provisions contained in the ETI, are prohibited export subsidies under the rules of the WTO. Federal legislation introduced in both calendar 2002 and 2003 has proposed the repeal of ETI. Until such legislation is signed into law, we expect to earn a net benefit under the ETI provisions similar to that previously earned under the FSC provisions of the IRC. If such legislation is signed into law, our effective tax rate could increase significantly and our business, financial condition and results of operations could be materially adversely affected.

INFLATION

     Management believes inflation has not had a material effect on our operations or on our financial condition. We cannot be sure that our business will not be affected by inflation in the future.

FORWARD-LOOKING STATEMENTS

     The statements under the headings "Business -- Industry Background,"
"-- Products," "-- Competition" and "-- Risk Factors" about demand for and shipments of disk drives, suspension assemblies, including TSA suspensions, and suspension assembly components and disk drive and TSA suspension technology and development, the statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and
"-- Market Trends" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, the statements under the heading "Business -- Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" about our future operating results and the statements under the heading

"Business -- Research and Development" and "-- Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" about capital expenditures, including research and development spending, and capital resources, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including a slowdown in demand for computer systems and consumer electronics, changes in market consumption of disk drives or suspension assemblies, faster or slower improvements in disk drive data densities which affect suspension assembly and component demand, slower or faster customer acceptance and adoption of new product features, fluctuating order rates, difficulties in producing our TSA suspensions, difficulties in managing capacity, changes in manufacturing efficiencies and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our credit facility with The CIT Group/Business Credit, Inc. carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At September 28, 2003, there were no outstanding borrowings under the credit facility.

     We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At September 28, 2003, we had fixed rate debt of $150,000,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 13, 2002, the Audit Committee of our Board of Directors approved discontinuing the engagement of Arthur Andersen LLP as our independent auditors and engaging Deloitte & Touche LLP to serve as the independent auditors for the fiscal year ended September 29, 2002. Arthur Andersen LLP's reports on our consolidated financial statements for the fiscal year ended September 30, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the fiscal year ended September 30, 2001 and through June 13, 2002, there were no disagreements between HTI and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to Arthur Andersen LLP's satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreements in connection with Arthur Andersen LLP's report on our consolidated financial statements for such years; and there were no reportable events as defined in
Item 304(a)(1)(v) of Regulation S-K promulgated under the Exchange Act. During the fiscal year ended September 30, 2001 and through June 13, 2002, we did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

     The firm of Deloitte & Touche LLP, independent public accountants, has been our independent auditors since June 13, 2002.

ITEM 9A.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated into this item by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," pages 4-6 and 16, in our Proxy Statement dated December 15, 2003. See also Part I of this Annual Report on Form 10-K under the heading "Item X. Executive Officers of the Registrant."

     Incorporated into this item by reference is the information regarding our audit committee financial expert set forth in the section entitled "Election of Directors", pages 4-6, in our Proxy Statement dated December 15, 2003.

     On November 19, 2003, the Company adopted a Code of Ethics applicable to the chief executive officer, chief financial officer, controller and other employees performing similar functions as designated by the Company's chief executive officer. A copy of the Code of Ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K and will be available on the Company's Website at http://www.htch.com. The Company intends to post on its Website any amendments to, or waivers from, its Code of Ethics within two days of any such amendment or waiver.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated into this item by reference is the information appearing under the headings "Summary Compensation Table" and "Option Tables," pages 12-14, and the information regarding compensation of non-employee directors on page 6, in our Proxy Statement dated December 15, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated into this item by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management," pages 2-3, and the information appearing in the tables and notes on pages 13-14, in our Proxy Statement dated December 15, 2003.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of September 28, 2003 for compensation plans under which securities may be issued:

                                      NUMBER OF SECURITIES                          NUMBER OF SECURITIES
                                          TO BE ISSUED         WEIGHTED-AVERAGE     REMAINING AVAILABLE
                                        UPON EXERCISE OF      EXERCISE PRICE OF     FOR FUTURE ISSUANCE
                                      OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,       UNDER EQUITY
PLAN CATEGORY                         WARRANTS AND RIGHTS    WARRANTS AND RIGHTS     COMPENSATION PLANS
-------------                         --------------------   --------------------   --------------------
Equity Compensation Plans Approved
  by Security Holders...............       3,327,639                $20.19               1,038,738(1)
Equity Compensation Plans Not
  Approved by Security Holders......              --                    --                  11,824(2)
                                           ---------                ------               ---------
Total...............................       3,327,639                $20.19               1,050,562(1)(2)
                                           =========                ======               =========

---------------

(1) Includes securities available for future issuance under the 1996 Incentive Plan other than upon the exercise of an outstanding option, warrant or right.

(2) Includes securities available for future issuance under our Second Amended and Restated Patent and Trade Secret Recognition Plan.

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS

     Our Second Amended and Restated Patent and Trade Secret Recognition Plan (the "Recognition Plan") was adopted in its current form by the Board on March 29, 2002. The Recognition Plan in its current form replaced an amended recognition plan originally adopted by the Board on November 19, 1992. The purpose of the Recognition Plan is to recognize and reward employees for their efforts in creating and developing new technologies by providing for the possibility of awards, including grants of Common Stock, to such employees for these efforts. The Recognition Plan authorizes the issuance of an aggregate of 30,000 shares in award grants. The award of grants of Common Stock under the Recognition Plan is at the sole discretion of the Compensation Committee of our Board of Directors upon the recommendation of our Technology Review Board. As of September 28, 2003, 11,824 shares of Common Stock were available for awards under the Recognition Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated into this item by reference is the information under the headings "Audit Fees," "Audit-Related Fees," "Financial Information Systems Design and Implementation Fees," "Tax Fees," "All Other Fees" and "Approval of Independent Auditor Services and Fees," pages 7-8, in our Proxy Statement dated December 15, 2003.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of this Annual Report on Form 10-K:

          1.  Consolidated Financial Statements:

              Consolidated Statements of Operations for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001

              Consolidated Balance Sheets as of September 28, 2003 and September 29, 2002

              Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001

              Consolidated Statements of Shareholders' Investment for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001

              Notes to Consolidated Financial Statements

              Independent Auditors' Report and Report of Independent Public Accountants

          2.  Financial Statement Schedules:

              Schedule II -- Valuation and Qualifying Accounts

              All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

     (b) Exhibits:

          Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 0-14709.

  3.1   Amended and Restated Articles of Incorporation of HTI
        (incorporated by reference to Exhibit 3.1 to HTI's Quarterly
        Report on Form 10-Q for the quarter ended 12/29/02).
  3.2   Restated By-Laws of HTI (incorporated by reference to
        Exhibit 4.2 to HTI's Registration Statement on Form S-3,
        Registration No. 333-104074).
  4.1 Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the SEC upon request copies of instruments with respect to long-term debt.
  4.2   Share Rights Agreement dated as of 7/19/00, between HTI and
        Wells Fargo Bank Minnesota, N.A., as Rights Agent
        (incorporated by reference to Exhibit 1 to HTI's
        Registration Statement on Form 8-A, dated 7/24/00).
  4.3   Indenture dated as of 2/24/03 between HTI and LaSalle Bank
        National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI's Registration Statement on Form S-3,
        Registration No. 333-104074).
  4.4   Purchase Agreement dated 2/18/03 by and among HTI, Salomon
        Smith Barney Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 4.6 to HTI's Registration Statement on Form S-3, Registration No. 333-104074).
  4.5 Registration Rights Agreement dated as of 2/24/03 by and among HTI, Salomon Smith Barney Inc. and Needham & Company,
        Inc. (incorporated by reference to Exhibit 4.7 to HTI's
        Registration Statement on Form S-3, Registration No.
        333-104074).
 10.1   Office/Warehouse Lease between OPUS Corporation, Lessor, and
        HTI, Lessee, dated 12/29/95 (incorporated by reference to Exhibit 10.2 to HTI's Quarterly Report on Form 10-Q for the quarter ended 3/24/96), and First Amendment to Office/Warehouse Lease dated 4/30/96 (incorporated by reference to Exhibit 10.2 to HTI's Quarterly Report on Form
        10-Q for the quarter ended 6/23/96).
#10.2   Directors' Retirement Plan effective as of 1/1/92
        (incorporated by reference to Exhibit 10.12 to HTI's Annual
        Report on Form 10-K for the fiscal year ended 9/27/92) and Amendment effective as of 11/19/97 (incorporated by reference to Exhibit 10.5 to HTI's Quarterly Report on Form
        10-Q for the quarter ended 12/28/97).
#10.3 Hutchinson Technology Incorporated 1988 Stock Option Plan, as amended.
 10.4   Patent License Agreement, effective as of 9/1/94, between
        HTI and International Business Machines Corporation
        (incorporated by reference to Exhibit 10.11 to HTI's
        Quarterly Report on Form 10-Q/A for the quarter ended
        6/25/95).
 10.5 Lease Agreement between Meridian Eau Claire LLC and HTI, dated 5/1/96 (incorporated by reference to Exhibit 10.10 to HTI's Quarterly Report on Form 10-Q for the quarter ended
        6/23/96) and First Amendment to Lease (incorporated by reference to Exhibit 10.6 to HTI's Annual Report on Form
        10-K for the fiscal year ended 9/24/00).
#10.6 Hutchinson Technology Incorporated 1996 Incentive Plan, as amended.
#10.7   Hutchinson Technology Incorporated Incentive Bonus Plan
        (incorporated by reference to Exhibit 10.13 to HTI's
        Quarterly Report on Form 10-Q for the quarter ended
        12/28/97).

#10.8   Description of Fiscal Year 2003 Management Bonus Plan of
        Hutchinson Technology Incorporated (incorporated by
        reference to Exhibit 10.9 to HTI's Quarterly Report on Form
        10-Q for the quarter ended 12/29/02).
#10.9   Description of Fiscal Year 2003 BioMeasurement Division
        Bonus Plan of Hutchinson Technology Incorporated
        (incorporated by reference to Exhibit 10.10 to HTI's
        Quarterly Report on Form 10-Q for the quarter ended
        12/29/02).
 14.1   Code of Ethics for Senior Financial Management.
 16.1   Letter from Arthur Andersen LLP to the SEC, dated 6/14/02
        (incorporated by reference to Exhibit 16.1 to HTI's Current
        Report on Form 8-K dated 6/13/02).
 21.1   List of Subsidiaries.
 23.1   Independent Auditors' Consent.
 23.2   Notice Regarding Consent of Arthur Andersen LLP.
 31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
        Officer.
 31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
        Officer.
 32     Section 1350 Certifications.

---------------

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

     (c) Reports on Form 8-K

        We filed the following Current Report on Form 8-K during the thirteen weeks ended September 28, 2003:

          1. Current Report on Form 8-K dated July 22, 2003 reporting under Item 7 ("Financial Statements and Exhibits") of Form 8-K, the Company's third quarter earnings press release dated July 22, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 2003.

                                          HUTCHINSON TECHNOLOGY INCORPORATED

                                          By /s/ WAYNE M. FORTUN
                                           -------------------------------------
                                           Wayne M. Fortun,
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 15, 2003.




                                             /s/ WAYNE M. FORTUN
                                             -----------------------------------------------
                                             Wayne M. Fortun,
                                             President and Chief Executive Officer
                                             (Principal Executive Officer) and Director

                                             /s/ JOHN A. INGLEMAN
                                             -----------------------------------------------
                                             John A. Ingleman,
                                             Vice President and Chief Financial Officer
                                             (Principal Financial Officer and Principal
                                             Accounting Officer)

                                             /s/ W. THOMAS BRUNBERG
                                             -----------------------------------------------
                                             W. Thomas Brunberg, Director

                                             /s/ ARCHIBALD COX, JR.
                                             -----------------------------------------------
                                             Archibald Cox, Jr., Director

                                             /s/ JEFFREY W. GREEN
                                             -----------------------------------------------
                                             Jeffrey W. Green, Director

                                             /s/ RUSSELL HUFFER
                                             -----------------------------------------------
                                             Russell Huffer, Director

                                             /s/ R. FREDERICK MCCOY, JR.
                                             -----------------------------------------------
                                             R. Frederick McCoy, Jr., Director

                                             /s/ WILLIAM T. MONAHAN
                                             -----------------------------------------------
                                             William T. Monahan, Director

                                             /s/ RICHARD B. SOLUM
                                             -----------------------------------------------
                                             Richard B. Solum, Director

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              Hutchinson Technology Incorporated and Subsidiaries

                                                                   FISCAL YEARS ENDED
                                              ------------------------------------------------------------
                                              SEPTEMBER 28, 2003   SEPTEMBER 29, 2002   SEPTEMBER 30, 2001
                                              ------------------   ------------------   ------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................       $498,946             $390,694             $401,236
Cost of sales...............................        344,288              300,277              364,512
                                                   --------             --------             --------
  Gross profit..............................        154,658               90,417               36,724
Research and development expenses...........         14,945               17,663               23,241
Selling, general and administrative
  expenses..................................         58,230               50,961               50,239
Asset impairment and restructuring charges
  (Note 2)..................................             --                   --               27,875
Litigation settlement (Note 9)..............             --               (2,632)                  --
                                                   --------             --------             --------
  Income (loss) from operations.............         81,483               24,425              (64,631)
Interest and other income, net..............          8,127                8,271               14,513
Loss on debt extinguishment (Note 3)........         (3,265)              (1,267)                  --
Interest expense............................         (6,713)             (13,780)             (16,090)
                                                   --------             --------             --------
  Income (loss) before income taxes.........         79,632               17,649              (66,208)
Provision (benefit) for income taxes........         15,130                2,647               (9,931)
                                                   --------             --------             --------
  Net income (loss).........................       $ 64,502             $ 15,002             $(56,277)
                                                   ========             ========             ========
Basic earnings (loss) per share.............       $   2.52             $   0.59             $  (2.25)
                                                   ========             ========             ========
Diluted earnings (loss) per share...........       $   2.21             $   0.59             $  (2.25)
                                                   ========             ========             ========
Weighted average common shares
  outstanding...............................         25,618               25,302               24,959
                                                   ========             ========             ========
Weighted average common and diluted shares
  outstanding...............................         31,410               25,534               24,959
                                                   ========             ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

              Hutchinson Technology Incorporated and Subsidiaries

                                                              SEPTEMBER 28, 2003   SEPTEMBER 29, 2002
                                                              ------------------   ------------------
                                                                          (IN THOUSANDS)
                                               ASSETS
Current assets:
  Cash and cash equivalents.................................      $  67,505            $  57,852
  Securities available for sale.............................        224,860              151,257
  Trade receivables, net....................................         59,822               51,363
  Other receivables.........................................          6,036                4,590
  Inventories...............................................         31,290               27,110
  Prepaid taxes and other (Note 10).........................         11,156               12,376
                                                                  ---------            ---------
     Total current assets...................................        400,669              304,548
Property, plant and equipment, at cost:
  Land, buildings and improvements..........................        139,375              138,625
  Equipment.................................................        497,136              473,083
  Equipment under capital leases............................             --                9,585
  Construction in progress..................................         30,134               16,114
  Less: Accumulated depreciation............................       (490,086)            (455,913)
                                                                  ---------            ---------
     Property, plant and equipment, net.....................        176,559              181,494
Deferred tax assets.........................................         37,840               46,883
Other assets (Note 10)......................................         23,888               29,176
                                                                  ---------            ---------
                                                                  $ 638,956            $ 562,101
                                                                  =========            =========
                              LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Current maturities of long-term debt......................      $      --            $     253
  Current portion of capital lease obligation...............             --                7,250
  Accounts payable..........................................         21,462               17,793
  Accrued expenses..........................................         13,299               12,942
  Accrued compensation......................................         22,202               21,580
                                                                  ---------            ---------
     Total current liabilities..............................         56,963               59,818
Long-term debt, less current maturities.....................             --                  371
Convertible subordinated notes..............................        150,000              143,500
Other long-term liabilities.................................            618                1,451
Commitments and contingencies (Notes 3, 6 and 7)
Shareholders' investment:
  Common stock $.01 par value, 100,000,000 shares
     authorized, 25,917,000 and 25,355,000 issued and
     outstanding............................................            259                  254
  Additional paid-in capital................................        379,663              369,641
  Accumulated other comprehensive income....................            525                  640
  Accumulated earnings (deficit)............................         50,928              (13,574)
                                                                  ---------            ---------
     Total shareholders' investment.........................        431,375              356,961
                                                                  ---------            ---------
                                                                  $ 638,956            $ 562,101
                                                                  =========            =========

The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              Hutchinson Technology Incorporated and Subsidiaries

                                                                   FISCAL YEARS ENDED
                                              ------------------------------------------------------------
                                              SEPTEMBER 28, 2003   SEPTEMBER 29, 2002   SEPTEMBER 30, 2001
                                              ------------------   ------------------   ------------------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss).........................      $  64,502            $  15,002            $ (56,277)
  Adjustments to reconcile net income (loss)
     to cash provided by operating
     activities:
     Depreciation and amortization..........         59,938               63,008               86,480
     Asset impairment.......................             --                   --               20,830
     Deferred taxes.........................         10,592                5,384               (9,931)
     Changes in operating assets and
       liabilities (Note 8).................         (3,414)             (35,303)              20,361
                                                  ---------            ---------            ---------
  Cash provided by operating activities.....        131,618               48,091               61,463
                                                  ---------            ---------            ---------
INVESTING ACTIVITIES:
  Capital expenditures......................        (52,023)             (31,916)             (32,047)
  Purchases of marketable securities........       (227,347)            (257,513)            (213,481)
  Sales of marketable securities............        153,274              238,350              192,982
                                                  ---------            ---------            ---------
  Cash used for investing activities........       (126,096)             (51,079)             (52,546)
                                                  ---------            ---------            ---------
FINANCING ACTIVITIES:
  Repayments of long-term debt..............       (144,124)             (49,360)             (22,132)
  Net proceeds from issuance of convertible
     subordinated notes.....................        145,478                   --                   --
  Payments of capital lease.................         (7,250)              (6,166)              (4,840)
  Net proceeds from issuance of common
     stock..................................         10,027                3,053                2,054
                                                  ---------            ---------            ---------
  Cash provided by (used for) financing
     activities.............................          4,131              (52,473)             (24,918)
                                                  ---------            ---------            ---------
Net increase (decrease) in cash and cash
  equivalents...............................          9,653              (55,461)             (16,001)
Cash and cash equivalents at beginning of
  year......................................         57,852              113,313              129,314
                                                  ---------            ---------            ---------
Cash and cash equivalents at end of year....      $  67,505            $  57,852            $ 113,313
                                                  =========            =========            =========

The accompanying notes are an integral part of these consolidated financial statements.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

              Hutchinson Technology Incorporated and Subsidiaries

                                                                         ACCUMULATED
                                     COMMON STOCK                           OTHER       ACCUMULATED       TOTAL
                                    ---------------     ADDITIONAL      COMPREHENSIVE    EARNINGS     SHAREHOLDERS'
                                    SHARES   AMOUNT   PAID-IN CAPITAL      INCOME        (DEFICIT)     INVESTMENT
                                    ------   ------   ---------------   -------------   -----------   -------------
                                                                    (IN THOUSANDS)
Balance, September 24, 2000.......  24,830    $248       $364,540           $  --        $ 27,701       $392,489
  Exercise of stock options.......     255       3          1,021              --              --          1,024
  Issuance of common stock........      86       1          1,029              --              --          1,030
  Components of comprehensive
     loss:
     Net loss.....................      --      --             --              --         (56,277)
  Total comprehensive loss........                                                                       (56,277)
                                    ------    ----       --------           -----        --------       --------
Balance, September 30, 2001.......   5,171     252        366,590              --         (28,576)       338,266
  Exercise of stock options.......     106       1          1,825              --              --          1,826
  Issuance of common stock........      78       1          1,226              --              --          1,227
  Components of comprehensive
     income:
     Unrealized gain on securities
       available for sale, net of
       income taxes of $113.......      --      --             --             640              --
     Net income...................      --      --             --              --          15,002
  Total comprehensive income......                                                                        15,642
                                    ------    ----       --------           -----        --------       --------
Balance, September 29, 2002.......  25,355     254        369,641             640         (13,574)       356,961
  Exercise of stock options.......     462       5          8,262              --              --          8,267
  Issuance of common stock........     100       1          1,759              --              --          1,760
  Components of comprehensive
     income:
     Unrealized loss on securities
       available for sale, net of
       income taxes of $42........      --      --             --            (115)             --
     Net income...................      --      --             --              --          64,502
  Total comprehensive income......                                                                        64,387
                                    ------    ----       --------           -----        --------       --------
Balance, September 28, 2003.......  25,917    $260       $379,662           $ 525        $ 50,928       $431,375
                                    ======    ====       ========           =====        ========       ========

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

USE OF ESTIMATES

     The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affects the reported amounts of revenues, expenses, assets and liabilities. The Company's estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact to the consolidated financial statements may be material.

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

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be classified as an extraordinary item. FAS 145 was effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company adopted FAS 145 as of July 1, 2002, at which time it began classifying gains and losses resulting from the extinguishment of debt as a separate component in income from continuing operations. The adoption of FAS 145 did not have a material impact on the Company's consolidated balance sheet or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the FASB's Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company adopted FAS 146 on January 1, 2003. The adoption of FAS 146 did not have a material impact on the Company's consolidated balance sheet or results of operations.

     In September 2002, the EITF reached a consensus on Issue No. 02-15, "Determining Whether Certain Conversions of Convertible Debt to Equity Securities are Within the Scope of FASB Statement No. 84, Induced Conversions of Convertible Debt." The EITF deliberated this issue because of diversity in practice in the accounting for conversions of convertible debt to equity initiated by the debt holder. The EITF concluded that FASB Statement No. 84 applies to conversions of convertible debt when the offer for consideration in excess of the original conversion terms is made by the debt holder. The EITF

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS concluded that this guidance should be followed for transactions completed after September 12, 2002. The Company adopted EITF Issue No. 02-15 on September 13, 2002. The adoption of EITF Issue No. 02-15 did not have a material impact on the Company's consolidated balance sheet or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain issued and outstanding guarantees. The Company adopted the recognition and measurement provisions of FIN 45 on January 1, 2003, and adopted the disclosure provisions of FIN 45 effective for the quarter ended December 29, 2002. The Company has provided the disclosures in Note 1 (under the heading "Trade Receivables") to the consolidated financial statements. The adoption of FIN 45 did not have a material impact on the Company's consolidated balance sheet or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("FAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of FAS 148 in the second quarter of 2003 and has provided the annual disclosures in Note 6 to the consolidated financial statements. The adoption of FAS 148 did not have a material impact on the Company's consolidated balance sheet or results of operations as the Company continues to account for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") as permitted by FAS 148.

     In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses the consolidation of variable interest entities, including entities commonly referred to as special purpose entities. The Company adopted the provisions of FIN 46 that relate to new variable interest entities created or acquired after January 31, 2003 during the fourth quarter of 2003. The FASB issued a deferral of the effective date of FIN 46 as it relates to variable interest entities created or acquired prior to February 1, 2003, until the first interim or annual period ending after December 15, 2003. The adoption of FIN 46, as it relates to activities occurring after January 31, 2003, did not have a material impact on the Company's consolidated balance sheet or results of operations. The adoption of FIN 46, as it relates to activities prior to February 1, 2003, is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 149 was effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of FAS 149 did not have a material impact on the Company's consolidated balance sheet or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with FAS 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective for the Company during the fourth quarter of 2003. The adoption of FAS 150 did not have a material impact on the Company's consolidated balance sheet or results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEAR

     The Company's fiscal year is the fifty-two/fifty-three week period ending on the last Sunday in September. The fiscal years ended September 28, 2003 and September 29, 2002 are fifty-two week periods and the fiscal year ended September 30, 2001 is a fifty-three week period.

REVENUE RECOGNITION

     In recognizing revenue in any period, the Company applies the provisions of Securities and Exchange Commission Staff Accounting Bulletin 101, "Revenue Recognition." The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.

     For all sales, the Company uses a binding purchase order as evidence of an arrangement. Delivery generally occurs when product is delivered to a common carrier. Certain of the Company's products are delivered on an FOB destination basis. The Company defers its revenue associated with these transactions until the delivery has occurred to the customers' premises.

     The Company also stores inventory in warehouses (vendor managed inventory ("VMI") facilities) that are located close to the customer's manufacturing facilities. Revenue is recognized on sales from VMI facilities upon the transfer of title and risk of loss, following the customer's acknowledgement of the receipt of the goods.

     The Company also enters into arrangements with customers that provide us with reimbursement for guaranteed capacity. The Company recognizes the associated revenue over the estimated life of the program for which the capacity is guaranteed.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of all highly liquid investments with original maturities of ninety days or less.

SECURITIES AVAILABLE FOR SALE

     The Company accounts for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). FAS 115 requires that available for sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income within shareholders' investment, net of applicable income taxes. Realized gains and losses and decline in value deemed to be other-than-temporary on available for sale securities are included in other income. Fair value of the securities is based upon the quoted market price on the last business day of the fiscal year. The cost basis for realized gains and losses on available for sale securities is determined on a specific identification basis. At September 28, 2003, the Company's securities available for sale consisted of U.S. government securities, mortgage-related securities issued by government agencies and corporate debt securities with a cost of $224,179,000 and a fair value of $224,860,000.

TRADE RECEIVABLES

     The Company grants credit to customers, but generally does not require collateral or any other security to support amounts due. Trade receivables of $59,822,000 at September 28, 2003 and $51,363,000 at September 29, 2002 are net
of allowances of $2,194,000 and $3,662,000, respectively. The allowances of $2,194,000 as of September 28, 2003 consisted of a $1,097,000 allowance for doubtful accounts and a $1,097,000 allowance for sales returns. The allowances of $3,662,000 as of September 29, 2002 consisted of a $2,999,000 allowance for doubtful accounts and a $663,000 allowance for sales returns.

     The Company warrants that the goods sold by it will be free from defects in materials and workmanship for a period of 60 days following delivery to the customer. Upon determination that the goods sold are defective, the Company typically

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS accepts the return of such goods and refunds the purchase price to the customer. The Company records a provision against revenue for estimated returns on sales of its products in the same period that the related revenues are recognized. The Company bases the allowance on historical product returns, as well as existing product return authorizations. The following table reconciles the changes in the Company's allowance for sales returns under warranties:

                       CHANGES IN THE        REDUCTIONS IN THE
                     ALLOWANCE RELATED     ALLOWANCE FOR RETURNS
SEPTEMBER 29, 2002  TO WARRANTIES ISSUED      UNDER WARRANTIES      SEPTEMBER 28, 2003
------------------  --------------------   ----------------------   ------------------
       $663                $7,393                 $(6,959)                $1,097

INVENTORIES

     Inventories are valued at the lower of cost (first in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at September 28, 2003 and September 29, 2002:

                                                               2003      2002
                                                              -------   -------
Raw materials...............................................  $ 7,417   $ 6,240
Work in process.............................................    6,853     6,123
Finished goods..............................................   17,020    14,747
                                                              -------   -------
                                                              $31,290   $27,110
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

Buildings...................................................  25 to 35 years
Leasehold improvements......................................  5 to 10 years
Equipment...................................................  1 to 10 years

ENGINEERING AND PROCESS DEVELOPMENT

     The Company's engineers and technicians are responsible for the implementation of new technologies as well as process and product development and improvements. Expenditures related to these activities totaled $37,048,000 in 2003, $40,419,000 in 2002 and $55,826,000 in 2001. Of these amounts,
$14,945,000 in 2003, $17,663,000 in 2002 and $23,241,000 in 2001 are classified as research and development expenses, with the remainder, relating to quality, engineering and manufacturing support, classified as cost of goods sold.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS allowance. To the extent the Company establishes a valuation allowance or changes this allowance in a period, it must include an expense or a benefit within the tax provision in the statement of operations.

     Significant judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its deferred tax assets. The Company has recorded a valuation allowance of $49,021,000 as of September 28, 2003, due to the uncertainty of realizing the benefits of certain tax credits and net operating loss carryforwards before they expire. The valuation allowance is based on the Company's historical taxable income and its estimates of future taxable income in each jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. Management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly. To the extent that operating results continue to be favorable in 2004 and management anticipates favorable operating results beyond 2004, the valuation allowance may be materially reduced. The Company continually evaluates this information and in the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it may need to adjust the valuation allowance which could materially impact its financial position and results of operations.

EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed under the treasury stock method for stock options and the if-converted method for convertible debt and is calculated to compute the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:

                                                          2003      2002       2001
                                                         -------   -------   --------
Net income (loss)......................................  $64,502   $15,002   $(56,277)
Plus: interest expense on convertible subordinated
  notes................................................    6,560        --         --
Less: additional profit sharing expense and income tax
  provision............................................   (1,778)       --         --
                                                         -------   -------   --------
Net income (loss) available to common shareholders.....  $69,284   $15,002   $(56,277)
                                                         =======   =======   ========
Weighted average common shares outstanding.............   25,618    25,302     24,959
Dilutive potential common shares.......................    5,792       232         --
                                                         -------   -------   --------
Weighted average common and diluted shares
  outstanding..........................................   31,410    25,534     24,959
                                                         =======   =======   ========
Basic earnings (loss) per share........................  $  2.52   $  0.59   $  (2.25)
Diluted earnings (loss) per share......................  $  2.21   $  0.59   $  (2.25)

     Potential common shares of 5,289,000 and 5,291,000, related to the Company's outstanding convertible subordinated notes, were excluded from the computation of diluted earning per share for 2002 and 2001, respectively, as inclusion of these shares would have been antidilutive. Potential common shares of 217,000 related to the Company's outstanding stock options were excluded from the computation of diluted loss per share for 2001, as inclusion of these shares would have been antidilutive.

2.  ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

     During the fiscal fourth quarter of 2001, the Company's long-term forecast for suspension assembly demand decreased significantly due to industry forecasts indicating slower growth projections for disk drive storage demand. The Company prepared analyses in accordance with FAS 121 to determine if there was impairment of certain excess manufacturing equipment and buildings. The analyses resulted in impairment charges based on the difference between the carrying value and the estimated fair value of these assets. Fair value was based on discounting estimated future cash flows for assets grouped at the lowest level for which there were identifiable cash flows at a discount rate commensurate with the risks involved. As a result of the decreases in the industry's forecast for disk drive storage and a resulting lower forecast for

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS suspension assembly demand, the Company reduced its workforce by approximately 850 employees during 2001, including positions in its manufacturing, development and manufacturing support areas at all plant sites. Based on its analyses, the Company recorded charges in 2001 of $20,830,000 for impaired assets and $7,045,000 for severance costs related to the workforce reduction described above. As of September 29, 2002, all identified positions had been eliminated and the full amount of these severance costs had been paid. These charges are reflected on the accompanying statements of operations as "Asset impairment and restructuring charges."

3.  FINANCING ARRANGEMENTS

LONG-TERM DEBT

                                                                2003       2002
                                                              --------   --------
2.25% Convertible Subordinated Notes due 2010, issued in
  February 2003.............................................  $150,000   $     --
6% Convertible Subordinated Notes due 2005, paid in March
  2003......................................................        --    143,500
Other long-term debt........................................        --        624
                                                              --------   --------
                                                               150,000    144,124
Less: Current maturities....................................        --       (253)
                                                              --------   --------
                                                              $150,000   $143,871
                                                              ========   ========

     During the first quarter of 2003, the Company repurchased $10,971,000 of its 6% Convertible Notes at a pre-tax gain of $221,000. This extinguishment of debt reduced the Company's interest expense in 2003 by approximately $648,000.

     On March 26, 2003, the Company redeemed the remaining $132,529,000 of its 6% Convertible Notes at a pre-tax loss of $3,486,000. The pre-tax loss consisted of a $2,266,000 redemption premium paid by the Company and a $1,220,000 write-off of unamortized debt issuance costs associated with the 6% Convertible Notes.

     Prior to the redemption of the Company's 6% Convertible Notes, in February 2003, the Company issued and sold $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010 (the "2.25% Convertible Notes") to Salomon Smith Barney Inc. and Needham & Company, Inc., which resold the 2.25% Convertible Notes to qualified institutional buyers, and outside the United States in accordance with Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The 2.25% Convertible Notes pay interest semi-annually, commencing September 15, 2003, and are convertible, at the option of the holder, into Common Stock of the Company at any time prior to their stated maturity, unless previously redeemed or repurchased, at a conversion price of $29.84 per share. Beginning March 20, 2008, the 2.25% Convertible Notes are redeemable, in whole or in part, at the option of the Company at 100.64% of their principal amount, and thereafter at prices declining to 100% on March 15, 2010. In addition, upon the occurrence of certain events, each holder of the 2.25% Convertible Notes may require the Company to repurchase all or a portion of such holder's 2.25% Convertible Notes at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, to but excluding the date of the repurchase.

     The Company used the net proceeds of $145,478,000 from the issuance and sale of the 2.25% Convertible Notes primarily to redeem its 6% Convertible Notes, with the remaining proceeds intended to be used for general corporate purposes. In connection with the issuance and sale of the 2.25% Convertible Notes, the Company incurred and capitalized debt issuance costs of $4,522,000, which will be amortized over the term of the 2.25% Convertible Notes. Beginning in the third quarter of 2003, the redemption of the 6% Convertible Notes, combined with the issuance and sale of the 2.25% Convertible Notes, has reduced the Company's interest expense by $1,140,000 per quarter.

     The 2.25% Convertible Notes were issued by the Company and were sold in transactions exempt from registration under the Securities Act. The Company filed a registration statement registering the 2.25% Convertible Notes and the shares of Common Stock of the Company into which the 2.25% Convertible Notes are convertible.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Certain of the Company's existing financing agreements contain financial covenants as well as covenants which, among other things, restrict its ability to pay dividends to its shareholders and restrict its ability to enter into certain types of financing. As of September 28, 2003, the Company was in compliance with all such covenants. If, however, the Company is not in compliance with the covenants in its financing agreements at the end of any future quarter and cannot obtain amendments on acceptable terms, its future financial results and liquidity could be materially adversely affected.

     Maturities of long-term debt subsequent to September 28, 2003 are as follows:

2004........................................................  $     --
2005........................................................        --
2006........................................................        --
2007........................................................        --
2008........................................................        --
2009........................................................        --
2010........................................................   150,000
                                                              --------
                                                              $150,000
                                                              ========

4.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                            2003      2002      2001
                                                           -------   -------   -------
Current:
  Federal................................................  $ 4,538   $(2,737)  $    --
  State..................................................       --        --        --
Deferred.................................................   10,592     5,384    (9,931)
                                                           -------   -------   -------
                                                           $15,130   $ 2,647   $(9,931)
                                                           =======   =======   =======

     The deferred provision (benefit) is composed of the following:

                                                           2003      2002      2001
                                                          -------   ------   --------
Asset bases, lives and depreciation methods.............  $ 1,600   $  461   $   (953)
Reserves and accruals not currently deductible..........    2,498    1,804      2,280
Tax credits and net operating loss carryforwards........   15,208    2,366    (32,809)
Valuation allowance.....................................   (8,714)     753     21,551
                                                          -------   ------   --------
                                                          $10,592   $5,384   $ (9,931)
                                                          =======   ======   ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

                                                              2003   2002   2001
                                                              ----   ----   ----
Statutory federal income tax rate...........................   35%    35%   (34)%
Effect of:
  State income taxes, net of federal income tax benefits....    2      3     (3)
  Tax benefits of the Foreign Sales
     Corporation/Extraterritorial Income Exclusion..........   (8)   (22)    (4)
  Valuation allowance on net operating loss carryforwards
     and/or use of tax credits..............................  (10)    (1)    26
                                                              ---    ---    ---
                                                               19%    15%   (15)%
                                                              ===    ===    ===

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 28, 2003, the Company's deferred tax assets included $14,422,000 of unused tax credits, of which $3,823,000 can be carried forward indefinitely and $10,599,000 of which begin to expire at various dates beginning in 2010. At September 28, 2003, the Company's balance sheet included $54,557,000 of deferred tax assets related to net operating loss carryforwards that will begin to expire in 2018. As of September 28, 2003, the Company had an estimated federal net operating loss carryforward of approximately $140,833,000 for United States federal tax return purposes. A portion of the credits and net operating loss carryforwards are subject to an annual limitation under United States Internal Revenue Code ("IRC") Section 382. A valuation allowance of $49,021,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits and net operating loss carryforwards before they expire. The following is a table of the significant components of the Company's deferred tax assets:

                                                                2003       2002
                                                              --------   --------
Current deferred tax assets:
  Receivable allowance......................................  $    764   $  1,327
  Inventories...............................................     5,150      4,596
  Accruals and other reserves...............................     3,482      6,125
  Valuation allowance.......................................    (3,828)    (4,777)
                                                              --------   --------
       Total current deferred tax assets....................  $  5,568   $  7,271
Long-term deferred tax assets:
  Property, plant and equipment.............................  $ 14,054   $ 15,654
  Tax credits...............................................    14,422     12,386
  Net operating loss carryforwards..........................    54,557     71,801
  Valuation allowance.......................................   (45,193)   (52,958)
                                                              --------   --------
       Total long-term deferred tax assets..................    37,840     46,883
                                                              --------   --------
Total deferred tax assets...................................  $ 43,408   $ 54,154
                                                              ========   ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LONG-TERM DEBT

     The fair value of the Company's long-term debt as of September 29, 2002, except for the 6.0% Convertible Notes, was estimated based on the discounted value of the future cash flows expected to be paid on the loans. The discount rate used to estimate the fair value of the loans was the rate currently available to the Company for loans with similar terms and maturities as of September 29, 2002. The fair value of the Company's 6.0% Convertible Notes and the 2.25% Convertible Notes is estimated based on the closing market price of such notes as of the end of the year.

     The estimated fair values of the Company's financial instruments are as follows:

                                                   2003                  2002
                                            -------------------   -------------------
                                            CARRYING     FAIR     CARRYING     FAIR
                                             AMOUNT     VALUE      AMOUNT     VALUE
                                            --------   --------   --------   --------
Cash and cash equivalents.................  $ 67,505   $ 67,505   $ 57,852   $ 57,852
Securities available for sale.............   224,860    224,860    151,257    151,257
Long-term debt............................        --         --        624        577
Convertible Notes.........................   150,000    193,500    143,500    136,862

6.  EMPLOYEE BENEFITS

STOCK-BASED COMPENSATION

     The Company has an employee stock purchase plan that provides for the sale of the Company's common stock at discounted purchase prices. The cost per share under this plan is 85% of the lesser of the fair market value of the Company's common stock on the first or last day of the purchase period, as defined.

     The Company has two stock option plans under which up to 6,750,000 common shares are reserved for issuance and of which options representing 5,965,927 common shares have been granted as of September 28, 2003. Under both plans, options may be granted to any employee, including officers and directors of the Company, at a price not less than the fair market value of the Company's common stock at the date the options are granted. Under one of the plans, options may be granted to certain non-employees at a price not less than the fair market value of the Company's common stock at the date the options are granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of the Board of Directors of the Company that administers the plans. Options granted under the plans generally are exercisable one year from the date of grant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the status of the Company's two stock option plans as of September 30, 2001, September 29, 2002 and September 28, 2003, and changes during the years ending on those dates, is presented below:

                                                                       WEIGHTED
                                                           WEIGHTED    AVERAGE       OPTIONS     WEIGHTED
                                  SHARES                   AVERAGE    FAIR VALUE   EXERCISABLE   AVERAGE
                                   UNDER      EXERCISE     EXERCISE   OF OPTIONS     AT END      EXERCISE
                                  OPTION      PRICE($)     PRICE($)   GRANTED($)     OF YEAR     PRICE($)
                                 ---------   -----------   --------   ----------   -----------   --------
Balance, September 24, 2000....  2,698,305    3.92-45.06    17.32                   1,980,275     14.35
  Granted......................    545,350   15.44-19.13    19.00       14.39
  Exercised....................   (255,310)   3.92-10.33     4.01
  Expired......................    (49,155)  16.33-29.63    21.10
                                 ---------
Balance, September 30, 2001....  2,939,190    3.92-45.06    18.73                   2,405,020     16.68
  Granted......................    520,150   21.64-23.29    21.71       16.10
  Exercised....................   (105,515)   3.92-19.13    16.81
  Expired......................    (83,440)  17.33-29.63    23.02
                                 ---------
Balance, September 29, 2002....  3,270,385    7.17-45.06    19.14                   2,758,145     16.93
  Granted......................    523,000   23.73-24.77    24.73       14.68
  Exercised....................   (462,426)  7.17-29.625    17.87
  Expired......................     (3,320)  18.75-24.77    21.97
                                 ---------
Balance, September 28, 2003....  3,327,639    7.75-45.06    20.19                   2,806,149     19.34

     The following table summarizes information about stock options outstanding at September 28, 2003:

                                         OPTIONS OUTSTANDING
                       --------------------------------------------------------        OPTIONS EXERCISABLE
                                       WEIGHTED-AVERAGE                           ------------------------------
RANGE OF                                   REMAINING          WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
EXERCISE PRICES($)     AT 9/28/03   CONTRACTUAL LIFE (YRS.)   EXERCISE PRICE($)   AT 9/28/03   EXERCISE PRICE($)
------------------     ----------   -----------------------   -----------------   ----------   -----------------
7.75 to 16.33........    577,820              1.8                   12.40           577,820          12.40
17.02 to 17.33.......    414,690              3.2                   17.33           414,690          17.33
18.75................    467,500              6.1                   18.75           467,500          18.75
19.05 to 19.13.......    388,310              7.2                   19.12           388,310          19.12
20.19 to 21.64.......    429,200              8.2                   21.64           429,200          21.64
23.29 to 24.77.......    798,530              7.5                   24.70           277,040          24.63
27.38 to 45.06.......    251,589              5.0                   30.32           251,589          30.32
                       ---------                                                  ---------
7.75 to 45.06........  3,327,639              5.7                   20.19         2,806,149          19.34

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company follows APB No. 25, under which no compensation cost has been recognized in connection with stock option grants pursuant to the stock option plans. Had compensation cost been determined consistent with FAS 123, the Company's pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows:

                                                          2003      2002       2001
                                                         -------   -------   --------
Net income (loss):
  As reported.........................................   $64,502   $15,002   $(56,277)
  Deduct: Total stock-based employee compensation
     expense determined under fair value based method
     for all awards, net of related tax and profit
     sharing effects..................................     6,040     6,794      6,858
                                                         -------   -------   --------
  Pro forma...........................................   $58,462   $ 8,208   $(63,135)
                                                         =======   =======   ========
Earnings (loss) per common and common equivalent
  share:
Basic earnings (loss) per share:
  As reported.........................................   $  2.52   $  0.59   $  (2.25)
  Pro forma...........................................   $  2.28   $  0.32   $  (2.53)
Diluted earnings (loss) per share:
  As reported.........................................   $  2.21   $  0.59   $  (2.25)
  Pro forma...........................................   $  2.01   $  0.22   $  (2.53)

     In determining compensation cost pursuant to FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for various grants in 2003: risk-free interest rate of 3.45%; expected life of six years; and expected volatility of 62%. The following weighted average assumptions were used for various grants in 2002: risk-free interest rate of 4.6%; expected life of six years; and expected volatility of 85%. The following weighted average assumptions were used for various grants in 2001: risk-free interest rate of 5.8%; expected life of six years; and expected volatility of 86%.

EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution plan covering its employees. The Company's contributions to the plan were $7,498,000 in 2003, $7,092,000 in 2002 and $6,723,000 in 2001.

     The Company sponsors a self-insured comprehensive medical and dental plan for qualified employees that is funded by contributions from both the Company and plan participants. The Company recognized expense related to these plans of $13,083,000 in 2003, $13,645,000 in 2002 and $17,339,000 in 2001.

7.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company is committed under various operating lease agreements. Total rent expense under these operating leases was $10,751,000 in 2003, $11,307,000 in 2002 and $15,012,000 in 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Future minimum payments for all operating leases with initial or remaining terms of one year or more subsequent to September 28, 2003 are as follows:

                                                              OPERATING
                                                               LEASES
                                                              ---------
  2004......................................................   $ 9,231
  2005......................................................     4,776
  2006......................................................     2,713
  2007......................................................     1,999
  2008......................................................     1,809
  Thereafter................................................     4,627
                                                               -------
Total minimum lease payments................................   $25,155
                                                               =======

LEGAL PROCEEDINGS

     The Company and certain users of the Company's products have received, and may receive, communications from third parties asserting patents against the Company or its customers which may relate to certain of the Company's manufacturing equipment or products or to products that include the Company's products as a component. In addition, certain of its customers have been sued on patents having claims closely related to products sold by the Company. If any third party makes a valid infringement claim and a license were not available on terms acceptable to the Company, the Company's operating results could be adversely affected. The Company expects that, as the number of patents issued continues to increase, and as the Company grows, the volume of intellectual property claims could increase. The Company may need to engage in litigation to enforce patents issued or licensed to it, protect trade secrets or know-how owned by it or determine the enforceability, scope and validity of the intellectual property rights of others. The Company could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on its results of operations.

     The Company is a party to certain claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect the Company's current or future financial position or results of operations.

OTHER MATTERS

     Over the course of the last three years, the World Trade Organization ("WTO") has ruled that the Foreign Sales Corporation ("FSC") provisions of the IRC, and the FSC's replacement provisions contained in the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 ("ETI"), are prohibited export subsidies under the rules of the WTO. Federal legislation introduced in both calendar 2002 and 2003 has proposed the repeal of ETI. Until such legislation is signed into law, the Company expects to earn a net benefit under the ETI provisions similar to that previously earned under the FSC provisions of the IRC. If such legislation is signed into law, the Company's effective tax rate could increase significantly and its business, financial condition and results of operations could be materially adversely affected.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  SUPPLEMENTARY CASH FLOW INFORMATION

                                                           2003       2002      2001
                                                          -------   --------   -------
Changes in operating assets and liabilities:
  Receivables, net......................................  $(9,905)  $ (9,328)  $18,083
  Inventories...........................................   (4,180)    (5,917)   11,323
  Prepaid and other assets..............................    7,769    (24,226)      950
  Accounts payable and accrued expenses.................    3,975      5,964    (8,601)
  Other non-current liabilities.........................   (1,073)    (1,796)   (1,394)
                                                          -------   --------   -------
                                                          $(3,414)  $(35,303)  $20,361
                                                          =======   ========   =======
Cash paid (refunded) for:
  Interest (net of amount capitalized)..................  $ 6,659   $ 12,849   $15,330
  Income taxes..........................................       57     (2,777)     (430)

     Capitalized interest was $577,000 in 2003, $779,000 in 2002 and $979,000 in
2001. Interest is capitalized using an overall borrowing rate, for assets that are being constructed or otherwise produced for the Company's own use. Interest capitalized during 2003 was primarily for increases in TSA suspension production capacity, new program tooling, process technology and capability improvements and new business systems.

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

10.  OTHER ASSETS

     During the second quarter of 2002, the Company prepaid $26,000,000 related to a technology and development agreement. As of September 28, 2003, the unamortized portion of the prepayment was $20,446,000, of which $3,174,000 was included in "Prepaid taxes and other" and $17,272,000 was included in "Other assets" on the accompanying consolidated balance sheet. The unamortized portion will be amortized on a straight-line basis through the remaining term of the agreement which ends in 2010.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The following table represents net sales and operating income (loss) for each reportable segment.

                                                         2003       2002       2001
                                                       --------   --------   --------
Net sales:
Disk Drive Division..................................  $498,547   $390,577   $401,236
BioMeasurement Division..............................       399        117         --
                                                       --------   --------   --------
                                                       $498,946   $390,694   $401,236
                                                       ========   ========   ========
Operating income (loss):
Disk Drive Division..................................  $ 87,462   $ 29,107   $(58,328)
BioMeasurement Division..............................    (5,979)    (4,682)    (6,303)
                                                       --------   --------   --------
                                                       $ 81,483   $ 24,425   $(64,631)
                                                       ========   ========   ========

     Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

     Sales to foreign locations were as follows:

                                                         2003       2002       2001
                                                       --------   --------   --------
Foreign-based enterprises............................  $392,146   $250,478   $204,877
Foreign subsidiaries of U.S. corporations............    72,202    109,736    179,756
                                                       --------   --------   --------
                                                       $464,348   $360,214   $384,633
                                                       ========   ========   ========

     The majority of these foreign location sales were to the Pacific Rim region. In addition, the Company had significant sales to U.S. corporations that used the Company's products in their offshore manufacturing sites.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Revenue and long-lived assets by geographic area are as follows:

                                                         2003       2002       2001
                                                       --------   --------   --------
Revenue:
  Hong Kong..........................................  $169,353   $105,100   $116,029
  Japan..............................................   150,227     88,745     44,475
  Thailand...........................................   105,828    122,083    152,808
  China..............................................    38,001     33,564     33,913
  United States......................................    34,598     31,027     21,156
  Indonesia..........................................        --      5,520      7,475
  Mexico.............................................        --      4,655     25,376
  Other foreign countries............................       939         --          4
                                                       --------   --------   --------
                                                       $498,946   $390,694   $401,236
                                                       ========   ========   ========
Long-lived assets:
  United States......................................  $176,027   $181,343   $211,188
  Other foreign countries............................       532        151         74
                                                       --------   --------   --------
                                                       $176,559   $181,494   $211,262
                                                       ========   ========   ========

     Sales to customers in excess of 10% of net sales are as follows:

                                                              2003   2002   2001
                                                              ----   ----   ----
SAE Magnetics, Ltd./TDK.....................................   29%    25%    26%
Alps Electric Co., Ltd......................................   27     21     11
Seagate Technology LLC......................................   11     15     13
IBM and affiliates..........................................    8     13     15
Read-Rite Corporation.......................................    1      9     26

     Sales to the Company's five largest customers constituted 81%, 83% and 91% of net sales for 2003, 2002 and 2001, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

     The following table summarizes unaudited financial data for 2003 and 2002.

                                        2003 BY QUARTER                             2002 BY QUARTER
                          -------------------------------------------   ---------------------------------------
                           FIRST       SECOND      THIRD      FOURTH     FIRST     SECOND     THIRD     FOURTH
                          --------    --------    --------   --------   -------    -------   -------   --------
Net sales...............  $132,862    $124,959    $120,127   $120,998   $92,717    $91,499   $97,356   $109,122
Gross profit............    41,428      38,631      38,900     35,699    21,220     18,195    23,729     27,273
Income from
  operations............    22,936      22,330      18,525     17,692     7,025(5)   2,488     5,342      9,570
Income before income
  taxes.................    22,642(1)   17,782(3)   20,255     18,953     5,635(5)   1,020     3,874      7,120(7)
Net income..............    18,340(2)   14,403(4)   16,407     15,352     4,790(6)     867     3,291      6,054(8)
Net income per share:
  Basic.................      0.72        0.56        0.64       0.59      0.19       0.03      0.13       0.24
  Diluted...............      0.65        0.50        0.55       0.51      0.19       0.03      0.13       0.24
Price range per share:
  High..................     27.46       26.61       33.56      36.85     25.55      27.19     24.85      17.98
  Low...................     15.21       20.03       22.84      25.13     17.50      18.70     14.48      12.81

     The price range per share, reflected above, is the highest and lowest bids as quoted on The Nasdaq National Market during each quarter.
---------------

(1) Includes $221,000 for gain on debt extinguishment.

(2) Includes (net of tax) $188,000 for gain on debt extinguishment.

(3) Includes $3,486,000 for loss on debt extinguishment.

(4) Includes (net of tax) $2,963,000 for loss on debt extinguishment.

(5) Includes $2,632,000 for litigation settlement proceeds.

(6) Includes (net of tax) $2,237,000 for litigation settlement proceeds.

(7) Includes $1,267,000 for loss on debt extinguishment.

(8) Includes (net of tax) $1,077,000 for loss on debt extinguishment.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Hutchinson Technology Incorporated
Hutchinson, Minnesota

     We have audited the accompanying consolidated balance sheets of Hutchinson Technology Incorporated and Subsidiaries (the Company) as of September 28, 2003 and September 29, 2002 and the related consolidated statements of operations, shareholders' investment, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated statements of operations, shareholders' investment and cash flows and the financial statement schedule listed in Item 15(a)2 of the Company for the year ended September 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 financial statement schedule fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole, in their report dated November 1, 2001.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2003 and September 29, 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 and 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
October 31, 2003

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

/s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
November 1, 2001

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              Hutchinson Technology Incorporated and Subsidiaries

                                                                    ADDITIONS
                                                     BALANCE AT      CHARGED         OTHER      BALANCE AT
                                                    BEGINNING OF   TO COSTS AND   CHANGES ADD     END OF
                                                       PERIOD        EXPENSES      (DEDUCT)       PERIOD
                                                    ------------   ------------   -----------   ----------
                                                                        (IN THOUSANDS)
2001:
  Allowance for doubtful accounts receivable......     $3,814         $ (693)       $  (121)(1)   $3,000
  Reserve for sales returns and allowances........      2,343            794         (2,458)(2)      679
  Severance charges...............................         --          7,045         (6,426)(3)      619
                                                       ------         ------        -------       ------
                                                       $6,157         $7,146        $(9,005)      $4,298
                                                       ======         ======        =======       ======
2002:
  Allowance for doubtful accounts receivable......     $3,000         $   --        $    (1)(1)   $2,999
  Reserve for sales returns and allowances........        679          3,373         (3,389)(2)      663
  Severance charges...............................        619             --           (619)(3)       --
                                                       ------         ------        -------       ------
                                                       $4,298         $3,373        $(4,009)      $3,662
                                                       ======         ======        =======       ======
2003:
  Allowance for doubtful accounts receivable......     $2,999         $   --        $ 1,902(1)    $1,097
  Reserve for sales returns and allowances........        663          7,393          6,959(2)     1,097
  Severance charges...............................         --             --             --(3)        --
                                                       ------         ------        -------       ------
                                                       $3,662         $7,393        $(8,861)      $2,194
                                                       ======         ======        =======       ======

---------------

(1) Uncollectible accounts receivable written off, net of recoveries.

(2) Returns honored and credit memos issued.

(3) Severance charges paid.

                      ELEVEN-YEAR SELECTED FINANCIAL DATA

              Hutchinson Technology Incorporated and Subsidiaries

ANNUAL
GROWTH(%)
----------------
5 YEAR   10 YEAR                                          2003       2002       2001        2000        1999       1998
------   -------                                        --------   --------   ---------   ---------   --------   ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF EMPLOYEES)
                   FOR THE YEAR:
  (3)       9      Net Sales..........................  $498,946   $390,694   $ 401,236   $ 459,572   $580,270   $ 407,616
  (5)       8      Gross Profit (loss)................   154,658     90,417      36,724      36,149     93,666     (3,636)
                   Percent of net sales...............        31%        23%          9%          8%        16%        (1)%
 (14)       6      Income (loss) from operations......  $ 81,483   $ 24,425   $(64,631)   $(98,416)   $ 23,333   $(65,124)
                   Percent of net sales...............        16%         6%       (16)%       (21)%         4%       (16)%
 (19)       2      Net income (loss)..................  $ 64,502   $ 15,002   $(56,277)   $(73,612)   $ 17,638   $(48,411)
                   Percent of net sales...............        13%         4%       (14)%       (16)%         3%       (12)%
 (17)       5      Capital expenditures...............  $ 52,234   $ 31,916   $  32,047   $  64,657   $120,596   $ 206,888
  (3)      12      Research and development
                     expenses.........................    14,945     17,663      23,241      21,433     23,106      20,360
  10       17      Depreciation expense...............    57,837     61,627      85,454      91,194     92,635      50,544
  (9)      10      Cash flow from operating
                     activities.......................   131,618     48,091      61,463      69,679     81,176    (12,824)
                   AT YEAR END:
  (8)       8      Receivables........................  $ 65,858   $ 55,953   $  46,625   $  64,708   $ 81,766   $  78,135
  --       17      Inventories........................    31,290     27,110      21,193      32,516     40,984      25,780
   7       17      Working capital....................   340,706    244,730     247,074     270,609    309,447     101,114
   1       16      Net property, plant and
                     equipment........................   176,559    181,494     211,262     283,659    352,936     335,289
   6       18      Total assets.......................   638,956    562,101     594,940     683,933    751,849     549,478
  14       25      Total debt and capital leases......   150,000    151,374     206,900     233,872    219,733     222,860
                   Total debt and capital leases as a
                     percentage of total
                     capitalization...................        26%        30%         38%         37%        32%         48%
   5       17      Shareholders' investment...........  $431,375   $356,961   $ 338,266   $ 392,489   $464,959   $ 236,830
                   Return on shareholders'
                     investment.......................        16%         4%       (15)%       (17)%         5%       (19)%
 (14)      --      Number of employees, including
                     production temporaries...........     3,656      3,362       3,454       4,729      7,701       7,764
   5        5      Shares of stock outstanding........    25,917     25,355      25,171      24,830     24,744      19,780
                   PER SHARE INFORMATION:
 (23)      (4)     Net income (loss) -- diluted.......  $   2.21   $   0.59   $  (2.25)   $  (2.97)   $   0.75   $  (2.46)
           11      Shareholders' investment (book
                     value)...........................     16.64      14.08       13.44       15.81      18.79       11.97
  --               Price range
  (7)      10        High.............................     36.85      27.19       24.44       30.00      51.25       35.44
  --       15        Low..............................     15.21      12.81       13.38        9.38      11.88       13.81

ANNUAL
GROWTH(%)
----------------
5 YEAR   10 YEAR                                          1997       1996       1995       1994       1993
------   -------                                        --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF EMPLOYEES)
                   FOR THE YEAR:
  (3)       9      Net Sales..........................  $453,232   $353,186   $299,998   $238,794   $198,734
  (5)       8      Gross Profit (loss)................   117,279     79,570     73,763     39,246     44,423
                   Percent of net sales...............        26%        23%        25%        16%        22%
 (14)       6      Income (loss) from operations......  $ 52,716   $ 18,203   $ 28,921   $  7,780   $  9,961
                   Percent of net sales...............        12%         5%        10%         3%         5%
 (19)       2      Net income (loss)..................  $ 41,909   $ 13,802   $ 21,078   $  5,880   $  8,554
                   Percent of net sales...............         9%         4%         7%         2%         4%
 (17)       5      Capital expenditures...............  $ 82,639   $ 77,065   $ 44,472   $ 29,540   $ 46,768
  (3)      12      Research and development
                     expenses.........................    20,185     27,651     15,041      8,626      9,846
  10       17      Depreciation expense...............    38,299     33,565     28,174     23,974     15,737
  (9)      10      Cash flow from operating
                     activities.......................    76,816     39,904     57,814     11,967     22,449
                   AT YEAR END:
  (8)       8      Receivables........................  $ 86,044   $ 56,278   $ 40,683   $ 39,115   $ 22,320
  --       17      Inventories........................    27,189     17,235     13,298      9,529      7,899
   7       17      Working capital....................   173,156     62,102     54,284     51,996     26,238
   1       16      Net property, plant and
                     equipment........................   175,253    121,706     93,816     77,887     72,419
   6       18      Total assets.......................   429,839    238,983    190,898    151,148    116,639
  14       25      Total debt and capital leases......    78,194     58,945     37,700     40,080     12,460
                   Total debt and capital leases as a
                     percentage of total
                     capitalization...................        22%        31%        24%        30%        12%
   5       17      Shareholders' investment...........  $282,958   $133,684   $119,745   $ 94,619   $ 88,689
                   Return on shareholders'
                     investment.......................        20%        11%        20%         6%        10%
 (14)      --      Number of employees, including
                     production temporaries...........     7,181      5,479      4,858      4,600      4,108
   5        5      Shares of stock outstanding........    19,619     16,356     16,341     15,999     15,993
                   PER SHARE INFORMATION:
 (23)      (4)     Net income (loss) -- diluted.......  $   2.21   $   0.82   $   1.28   $   0.36   $   0.53
           11      Shareholders' investment (book
                     value)...........................     14.42       8.17       7.33       5.91       5.55
  --               Price range
  (7)      10        High.............................     38.38      21.83      29.67      13.29      16.58
  --       15        Low..............................     12.75      10.25       7.67       7.25       6.83