Form 10-Q
period 2003-12-28
HUTCHINSON TECHNOLOGY INC
filed 2004-02-10
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended DECEMBER 28, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

                  Commission File Number 0-14709

                       HUTCHINSON TECHNOLOGY INCORPORATED
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                     41-0901840
     ------------------------------                       ---------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

   40 WEST HIGHLAND PARK DRIVE N.E., HUTCHINSON, MINNESOTA            55350
   -------------------------------------------------------            -----
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

As of February 04, 2004 the registrant had 26,033,708 shares of Common Stock issued and outstanding.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                       HUTCHINSON TECHNOLOGY INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except shares and per share data)

                                                                       December 28,
                                                                           2003       September 28,
                                                                       (Unaudited)        2003
                                                                       ------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $    149,380   $      67,505
   Securities available for sale                                            164,248         224,860
   Trade receivables, net                                                    65,212          59,822
   Other receivables                                                          5,352           6,036
   Inventories                                                               30,028          31,290
   Prepaid taxes and other (Note 8)                                          11,253          11,156
                                                                       ------------   -------------
         Total current assets                                               425,473         400,669
Property, plant and equipment, net                                          184,073         176,559
Deferred tax assets                                                          33,645          37,840
Other assets (Note 8)                                                        22,950          23,888
                                                                       ------------   -------------
                                                                       $    666,141   $     638,956
                                                                       ============   =============
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable                                                    $     28,970   $      21,462
   Accrued expenses                                                          14,719          13,299
   Accrued compensation                                                      19,477          22,202
                                                                       ------------   -------------
         Total current liabilities                                           63,166          56,963
Convertible subordinated notes                                              150,000         150,000
Deferred income                                                               2,791             408
Other long-term liabilities                                                     137             210
Shareholders' investment:
   Common stock, $.01 par value, 100,000,000 shares authorized,
       25,956,000 and 25,458,000 issued and outstanding                         260             259
   Additional paid-in capital                                               380,461         379,663
   Accumulated other comprehensive income                                       177             525
   Retained earnings                                                         69,149          50,928
                                                                       ------------   -------------
         Total shareholders' investment                                     450,047         431,375
                                                                       ------------   -------------
                                                                       $    666,141   $     638,956
                                                                       ============   =============

See accompanying notes to condensed consolidated financial statements - unaudited.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (In thousands, except per share data)

                                                                          Thirteen Weeks Ended
                                                                       ---------------------------
                                                                       December 28,   December 29,
                                                                           2003           2002
                                                                       ------------   ------------
Net sales                                                              $    133,636   $    132,862

Cost of sales                                                                90,350         91,434
                                                                       ------------   ------------

   Gross profit                                                              43,286         41,428

Research and development expenses                                             4,855          3,448

Selling, general and administrative expenses                                 16,687         15,044
                                                                       ------------   ------------

   Income from operations                                                    21,744         22,936

Interest expense                                                               (928)        (2,235)

Interest income                                                                 945          1,423

Gain on debt extinguishment (Note 9)                                             --            221

Other income, net                                                               734            297
                                                                       ------------   ------------

   Income before income taxes                                                22,495         22,642

Provision for income taxes                                                    4,274          4,302
                                                                       ------------   ------------

   Net income                                                          $     18,221   $     18,340
                                                                       ============   ============

Basic earnings per share                                               $       0.70   $       0.72
Diluted earnings per share                                             $       0.60   $       0.65

Weighted average common shares outstanding                                   25,945         25,414
Weighted average common and diluted shares outstanding                       31,788         30,455

See accompanying notes to condensed consolidated financial statements - unaudited.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)

                                                                          Thirteen Weeks Ended
                                                                       ---------------------------
                                                                       December 28,   December 29,
                                                                           2003           2002
                                                                       ------------   ------------
Operating activities:
   Net income                                                          $     18,221   $     18,340
   Adjustments to reconcile net income to cash
      provided by operating activities:
         Depreciation and amortization                                       14,402         13,814
         Deferred taxes                                                       3,569          3,012
         Loss on disposal of assets                                              50             --
         Changes in operating assets and liabilities (Note 10)                5,672          7,198
                                                                       ------------   ------------
                    Cash provided by operating activities                    41,914         42,364
                                                                       ------------   ------------

Investing activities:
   Capital expenditures                                                     (20,985)       (10,453)
   Purchases of marketable securities                                      (138,119)       (58,023)
   Sales of marketable securities                                           198,266         45,644
                                                                       ------------   ------------
                    Cash provided by (used for) investing
                         activities                                          39,162        (22,832)
                                                                       ------------   ------------
Financing activities:
   Repayments of long-term debt                                                  --        (10,971)
   Repayments of capital lease obligation                                        --         (2,793)
   Net proceeds from issuance of common stock                                   799          1,766
                                                                       ------------   ------------
                    Cash provided by financing activities                       799         11,998
                                                                       ------------   ------------

Net increase in cash and cash equivalents                                    81,875          7,534

Cash and cash equivalents at beginning of period                             67,505         57,852
                                                                       ------------   ------------

Cash and cash equivalents at end of period                             $    149,380   $     65,386
                                                                       ============   ============

See accompanying notes to condensed consolidated financial statements - unaudited.

                       HUTCHINSON TECHNOLOGY INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
         (Columnar dollar amounts in thousands except per share amounts)

When we refer to "we," "us," the "Company" or "HTI," we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to "2005" mean the Company's fiscal year ending September 25, 2005, references to "2004" mean the Company's fiscal year ending September 26, 2004, references to "2003" mean the Company's fiscal year ended September 28, 2003 and references to "2002" mean the Company's fiscal year ended September 29, 2002.

(1) ACCOUNTING POLICIES

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("FAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of FAS 148 in the second quarter of 2003 and has provided the interim disclosures in Note 11 to its condensed consolidated financial statements. The adoption of FAS 148 did not have a material impact on the Company's consolidated balance sheet or results of operations as the Company continues to account for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), as permitted by FAS 148.

In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), revised December 2003 ("FIN 46(R)"). FIN 46(R) addresses the consolidation of variable interest entities, including entities commonly referred to as special purpose entities. The Company was required to apply FIN 46(R) to all new variable interest entities created or acquired after January 31, 2003. As it relates to variable interest entities created or acquired prior to February 1, 2003, the FASB issued a deferral of the effective date of FIN 46(R) until the first interim or annual period ending after March 15, 2004. The adoption of FIN 46(R) as it relates to activities occurring after January 31, 2003 did not have a material impact on the Company's consolidated balance sheet or results of operations. In addition, the adoption of FIN 46(R) as it relates to activities prior to February 1, 2003 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

In April 2003, the FASB issued Statement on Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 149 was effective for contracts entered into or modified after December 29, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of FAS 149 did not have a material impact on the Company's consolidated balance sheet or results of operations.

In May 2003, the FASB issued Statement on Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with FAS 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective for the Company during the fourth quarter of 2003. The adoption of FAS 150 did not have a material impact on the Company's consolidated balance sheet or results of operations.

(3) BUSINESS AND CUSTOMERS

The Company is the world's leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. To further assure a readily available supply of products to its customers, the Company sells etched and stamped component-level suspension assembly parts, such as flexures and baseplates, to competing suspension assembly manufacturers. The Company also is engaged in the development and production of products for the medical device market, but does not expect to generate significant revenue from these products during 2004.

A breakdown of customer sales is as follows:

                                                           Thirteen Weeks Ended
                                                   ------------------------------------
                                                   December 28,            December 29,
        Percentage of Net Sales                        2003                    2002
        -----------------------                    ------------            ------------
        Five Largest Customers                          81%                     86%
           SAE Magnetics, Ltd./TDK                      34                      23
           Alps Electric Co., Ltd.                      24                      27
           Western Digital                              10                      --
           K.R. Precision Co.                            7                       6
           Innovex, Inc.                                 6                       4
           Seagate Technology LLC                        6                      21
           Hitachi Global Storage Technologies
             and affiliates                              5                       9

(4) TRADE RECEIVABLES

The Company grants credit to customers, but generally does not require collateral or any other security to support amounts due. Trade receivables of $65,212,000 at December 28, 2003 and $59,822,000 at September 28, 2003 are net
of allowances of $2,109,000 and $2,194,000, respectively. As of December 28, 2003, allowances of $2,109,000 consisted of an $841,000 allowance for doubtful accounts and a $1,268,000 allowance for sales returns. As of September 28, 2003, allowances of $2,194,000 consisted of a $1,097,000 allowance for doubtful accounts and a $1,097,000 allowance for sales returns.

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

                                 Increases in the           Reductions in the
        September 28,          allowance related to       allowance for returns          December 28,
            2003                warranties issued            under warranties                2003
        -------------          --------------------       ---------------------          ------------
           $1,097                     $1,352                     $(1,181)                   $1,268

(5) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at December 28, 2003 and September 28, 2003:

                                                                          December 28,   September 28,
                                                                              2003           2003
                                                                          ------------   -------------
        Raw materials                                                     $      8,464   $       7,417
        Work in process                                                          5,690           6,853
        Finished goods                                                          15,874          17,020
                                                                          ------------   -------------
                                                                          $     30,028   $      31,290
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

                                                                               Thirteen Weeks Ended
                                                                            ---------------------------
                                                                            December 28,   December 29,
                                                                                2003           2002
                                                                            ------------   ------------
          Net income (A)                                                    $     18,221   $     18,340
          Plus:  interest expense on convertible subordinated
                 notes                                                             1,007          2,150
          Less:  additional profit-sharing expense and income
                 tax provision                                                       273            583
                                                                            ------------   ------------
          Net income available to common shareholders (B)                   $     18,955   $     19,907
                                                                            ============   ============

          Weighted average common shares outstanding (C)                          25,945         25,414
          Dilutive potential common shares                                         5,843          5,041
                                                                            ------------   ------------
          Weighted average common and diluted shares outstanding (D)              31,788         30,455
                                                                            ============   ============

          Basic earnings per share [(A)/(C)]                                $       0.70   $       0.72
          Diluted earnings per share [(B)/(D)]                              $       0.60   $       0.65

(7) INCOME TAXES

The following table details the significant components of the Company's deferred tax assets:

                                                                            December 28,   September 28,
                                                                                2003           2003
                                                                            ------------   -------------
          Current deferred tax assets:
                   Receivable allowance                                     $        789   $         764
                   Inventories                                                     5,485           5,150
                   Accruals and other reserves                                     4,270           3,482
                   Valuation allowance                                            (4,246)         (3,828)
                                                                            ------------   -------------
                      Total current deferred tax assets                            6,298           5,568

          Long-term deferred tax assets:
                   Property, plant and equipment                                  10,972          14,054
                   Deferred income                                                 1,048              --
                   Tax credits                                                    14,317          14,422
                   Net operating loss carryforwards                               50,499          54,557
                   Valuation allowance                                           (43,191)        (45,193)
                                                                            ------------   -------------
                       Total long-term deferred tax assets                        33,645          37,840

                                                                            ------------   -------------
          Total deferred tax assets                                         $     39,943   $      43,408
                                                                            ============   =============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 28, 2003, the Company's deferred tax assets included $14,317,000 of unused tax credits, $3,728,000 of which can be carried forward indefinitely and $10,589,000 of which begin to expire at various dates beginning in 2010. At December 28, 2003, the Company's balance sheet included $50,499,000 of deferred tax assets related to net operating loss carryforwards that will begin to expire in 2018. As of December 28, 2003, the Company had an estimated federal net operating loss carryforward of approximately $130,075,000 for United States federal tax return purposes. A portion of the credits and net operating loss carryforwards are subject to an annual limitation under United States Internal Revenue Code ("IRC") Section 382. A valuation allowance of $47,437,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits and net operating loss carryforwards before they expire. The valuation allowance is based on the Company's historical taxable income and the Company's estimates of future taxable income in each jurisdiction in which the Company operates and the period over which the Company's deferred tax assets will be recoverable. To the extent that operating results continue to be favorable in 2004 and the Company anticipates favorable operating results beyond 2004, the valuation allowance may be materially reduced. Such adjustment may significantly reduce the Company's reported income tax provision in the period of adjustment, and may increase its reported income tax provision in subsequent periods. The Company will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact its financial position and results of operations.

(8) OTHER ASSETS

During the second quarter of 2002, the Company prepaid $26,000,000 related to a technology and development agreement. As of December 28, 2003, the unamortized portion of the prepayment was $19,653,000, of which $3,174,000 was included in "Prepaid taxes and other" and $16,479,000 was included in "Other assets" on the accompanying condensed consolidated balance sheet. The unamortized portion will be amortized on a straight-line basis over the remaining term of the agreement which ends in 2010.

(9) GAIN ON DEBT EXTINGUISHMENT

During the first quarter of 2003, the Company repurchased $10,971,000 of its 6% Convertible Subordinated Notes due 2005 (the "6% Convertible Notes") at a pre-tax gain of $221,000. On March 26, 2003, the Company redeemed the remaining $132,529,000 of its 6% Convertible Notes at a pre-tax loss of $3,486,000. The pre-tax loss consisted of a $2,266,000 redemption premium paid by the Company and a $1,220,000 write-off of unamortized debt issuance costs associated with the 6% Convertible Notes. Prior to the redemption of the Company's 6% Convertible Notes, in February 2003, the Company issued and sold $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010 (the "2.25% Convertible Notes") to Salomon Smith Barney Inc. and Needham & Company, Inc., which resold the 2.25% Convertible Notes to qualified institutional buyers, and outside the United States in accordance with Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The Company used net proceeds of $145,436,000 from the issuance and sale of the 2.25% Convertible Notes primarily to redeem its 6% Convertible Notes, with the remaining proceeds intended to be used for general corporate purposes. In connection with the issuance and sale of the 2.25% Convertible Notes, the Company incurred and capitalized debt issuance costs of $4,564,000, which are being amortized over the term of the 2.25% Convertible Notes. Beginning in the third quarter of 2003, the redemption of the 6% Convertible Notes, combined with the issuance and sale of the 2.25% Convertible Notes, has reduced the Company's interest expense by approximately $1,140,000 per quarter.

(10) SUPPLEMENTARY CASH FLOW INFORMATION

                                                                               Thirteen Weeks Ended
                                                                            ---------------------------
                                                                            December 28,   December 29,
                                                                                2003           2002
                                                                            ------------   ------------
Changes in operating assets and liabilities:
         Receivables, net                                                   $     (4,706)  $     (2,136)
         Inventories                                                               1,262          3,276
         Prepaid and other assets                                                  1,416          3,627
         Accounts payable and accrued expenses                                     5,390          2,669
         Other non-current liabilities                                             2,310           (238)
                                                                            ------------   ------------
                                                                            $      5,672   $      7,198
                                                                            ============   ============
Cash paid for:
         Interest (net of amount capitalized)                               $         67   $        188
         Income taxes                                                       $        526   $          7

Capitalized interest for the thirteen weeks ended December 28, 2003 was $136,000 compared to $180,000 for the comparable period in 2003. Interest is capitalized, using an overall borrowing rate, for assets that are being constructed or otherwise produced for the Company's own use. Interest capitalized during the thirteen weeks ended December 28, 2003 was primarily for TSA suspension production capacity, new program tooling, process technology and capability improvements and new business systems.

(11) STOCK-BASED COMPENSATION

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

The Company follows APB No. 25, under which no compensation cost has been recognized in connection with stock option grants pursuant to the stock option plans. Had compensation cost been determined consistent with FAS 123, the Company's pro forma net income and pro forma earnings per share would have been as follows:

                                                                              Thirteen Weeks Ended
                                                                           ---------------------------
                                                                           December 28,   December 29,
                                                                               2003           2002
                                                                           ------------   ------------
         Net income, as reported                                           $     18,221   $     18,340
         Deduct:  Total stock-based employee compensation
            expense determined under fair value based
            method for all awards, net of related tax
            effects                                                              (1,387)        (1,586)
                                                                           ------------   ------------
         Pro forma net income                                              $     16,834   $     16,754
                                                                           ============   ============

         Earnings per share:
            Basic - as reported                                            $       0.70   $       0.72
            Basic - pro forma                                              $       0.65   $       0.66

            Diluted - as reported                                          $       0.60   $       0.65
            Diluted - pro forma                                            $       0.55   $       0.55

In determining compensation cost pursuant to FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for various grants in fiscal 2004: risk-free interest rate of 3.6%; expected life of six years; and expected volatility of 43%. The following weighted average assumptions were used for various grants in 2003: risk-free interest rate of 3.5%; expected life of six years; and expected volatility of 61%.

(12) LEGAL CONTINGENCIES

The Company and certain users of the Company's products have received, and may in the future receive, communications from third parties asserting patents against the Company or its customers which may relate to certain of the Company's manufacturing equipment or products or to products that include the Company's products as a component. In addition, the Company and certain of the Company's customers have been sued on patents having claims closely related to products sold by the Company. If any third party makes a valid infringement claim and a license is not available on terms acceptable to the Company, the Company's operating results could be adversely affected. The Company expects that, as the number of patents issued continues to increase, and as the Company grows, the volume of intellectual property claims could increase. The Company may need to engage in litigation to enforce patents issued or licensed to it, protect trade secrets or know-how owned by it or determine the enforceability, scope and validity of the intellectual property rights of others. The Company could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on its results of operations.

The Company is a party to certain claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect the Company's current or future financial position or results of operations.

(13) OTHER MATTERS

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

                                                                              Thirteen Weeks Ended
                                                                           ---------------------------
                                                                           December 28,   December 29,
                                                                               2003           2002
                                                                           ------------   ------------
         Net sales:
            Disk Drive Division                                            $    133,544   $    132,791
            BioMeasurement Division                                                  92             71
                                                                           ------------   ------------
                                                                           $    133,636   $    132,862
                                                                           ============   ============

         Operating income (loss):
            Disk Drive Division                                            $     23,387   $     24,238
            BioMeasurement Division                                              (1,643)        (1,302)
                                                                           ------------   ------------
                                                                           $     21,744   $     22,936
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

                       HUTCHINSON TECHNOLOGY INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

When we refer to "we," "us," "HTI," or the "Company," we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to "2005" mean HTI's fiscal year ending September 25, 2005, references to "2004" mean HTI's fiscal year ending September 26, 2004, references to "2003" mean HTI's fiscal year ending September 28, 2003, references to "2002" mean HTI's fiscal year ended September 29, 2002, references to "2001" mean HTI's fiscal year ended September 30, 2001, references to "2000" mean HTI's fiscal year ended September 24, 2000, and references to "1999" mean HTI's fiscal year ended September 26, 1999.

GENERAL

Since the late 1980s, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components to manufacturers of disk drives and manufacturers of disk drive components (including Alps, Fujitsu, Hitachi Global Storage Technologies and its affiliates, Innovex, Kaifa, K.R. Precision, Maxtor, Pemstar, SAE Magnetics/TDK, Samsung, Seagate Technology, Toshiba and Western Digital). Suspension assemblies are a critical component of disk drives and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations are affected from time to time due to disk drive industry demand changes, technological changes that impact suspension assembly demand, shifts in our market position and our customers' market position, our customers' production yields and our own product transitions.

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

Our shipments of suspension assemblies in 2003 were 526 million, 32% higher than our shipments in 2002. We shipped 147 million suspension assemblies in the first quarter of 2004 compared to 135 million suspension assemblies in the first quarter of 2003. The quarter over quarter increase was due to an increase in disk drive demand. Overall demand in both quarters was impacted by continuing higher suspension consumption related to lower yields some of our customers experienced as they transitioned to higher density recording heads. During the transition to higher density recording heads, some customers are experiencing higher levels of defective recording heads, which they are unable to detect until after they have attached the recording heads to our suspension assemblies. In addition, with a slowing rate of improvement in data density, the average number of suspension assemblies required per drive was approximately 2.3 in 2003, down from 2.5 in 2002. Although we continue to have limited visibility for future demand, we expect shipments to range from 135 to 145 million units for the second quarter of 2004.

Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product's life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature. To offset price decreases during a product's life, we rely primarily on higher sales volume and improving our manufacturing yields and efficiencies to reduce our cost. If we cannot reduce our manufacturing costs as prices decline during our products' life cycles, our business, financial condition and results of operations could be materially adversely affected.

We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our "vendor managed inventory" facilities. Customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.

Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as changes in:

-        demand or customer requirements;

-        utilization of our production capacity;

-        product mix;

-        selling prices;

-        infrastructure costs;

- production and engineering costs associated with production of new products;

-        manufacturing yields or efficiencies; and

-        costs of materials.

Gross margins improved in 2003 and the first quarter of 2004 primarily due to increased utilization of our production capacity resulting from higher shipment volumes, improved productivity and continued cost controls.

In 2000 and 2001, as a result of industry forecasts of slower growth for disk drive storage demand and a significant decrease in our long-term forecast for suspension demand, we recorded asset impairment charges totaling $56,523,000 and $20,830,000, respectively. As a result of these charges we estimate our annual savings in depreciation and lease costs were approximately $12,000,000 in 2003 and future annual savings will be approximately $9,000,000 in 2004 and $5,000,000 in 2005 and thereafter an aggregate of approximately $8,000,000 in additional savings. Demand for suspension assemblies in 2003 improved due to an increase in disk drive demand, an increase in suspension consumption related to lower yields some of our customers continue to experience as they transition to higher density recording heads, improvements in our market position and a slowdown in the rate of improvement in data density of disk drives in mass production. Consequently, the majority of the previously impaired assets are currently in use, and our operating results and gross margins have been, and will continue to be, impacted favorably by lower depreciation and lease expenses as a result of these previous charges.

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

In addition to increases in suspension assembly demand, improvements to our operating margins depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. As part of our efforts to improve our operating results, we may need to increase our employment level to meet customer demand. Our overall employment level was 3,446 at the end of 2003 and has increased to 3,582 at the end of quarter one of 2004 due to increased demand. We also increased the number of additional production workers supplied by temporary staffing agencies from 210 at the end of 2003 to 252 at the end of quarter one of 2004.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 28, 2003 VS. THIRTEEN WEEKS ENDED DECEMBER 29,
2002.

Net sales for the thirteen weeks ended December 28, 2003 were $133,636,000, an increase of $774,000 or 1% from the comparable period in 2003. Sales of suspension assembly components to other suspension assembly manufacturers increased $3,061,000. Suspension assembly sales decreased $2,245,000 from the comparable period in 2003, as a result of a 10% decline in average selling prices for our suspension assemblies offset by a 9% increase in suspension assembly unit shipments

Gross profit for the thirteen weeks ended December 28, 2003 was $43,774,000, compared to $41,428,000 for the comparable period in 2003. Gross profit as a percent of net sales increased from 31% to 32%. The increase was primarily due to higher utilization of our production capacity and productivity improvements, together with the increase in sales mentioned above.

Research and development expenses for the thirteen weeks ended December 28, 2003 were $4,855,000 compared to $3,448,000 for the comparable period in 2003. The comparable period expenses were reduced by customer funding of $800,000 for the development of an advanced suspension assembly. The increase is also attributable to higher labor expenses due to more development activity. As a percent of net sales, research and development expenses increased from 3% in the first quarter of 2003 to 4% for the first quarter of 2004.

Selling, general and administrative expenses for the thirteen weeks ended December 28, 2003 were $16,736,000, an increase of $1,692,000 or 11% from the comparable period in 2003. Expenses related to the design of our new enterprise resource planning (ERP) business system increased $428,000 over the comparable period. Selling, general and administrative expenses for our BioMeasurement Division increased by $260,000 over the comparable period due to increasing our sales, marketing and regulatory efforts. Expenses for our subsidiary, Hutchinson Technology Asia, Inc., increased by $143,000 over the comparable period as on-site service and engineering support to our customers in Asia increased. The increase was also related to higher insurance and labor expenses partially offset by lower incentive compensation costs. Overall, selling, general and administrative expenses as a percent of net sales increased from 11% in the first quarter of 2003 to 13% in the first quarter of 2004.

Income from operations for the thirteen weeks ended December 28, 2003 was $22,183,000, compared to $22,936,000 for the comparable period in 2003. Income from operations for the thirteen weeks ended December 28, 2003 included a $1,643,000 loss from operations for our BioMeasurement Division segment, compared to a $1,302,000 loss for the comparable period in 2003.

Interest expense for the thirteen weeks ended December 28, 2003 was $928,000, a decrease of $1,307,000 from the comparable period in 2003, primarily due to a lower interest rate on our refinanced convertible notes.

Interest income for the thirteen weeks ended December 28, 2003 was $945,000, a decrease of $478,000 from the comparable period in 2003. This was primarily a result of lower investment yields and a loss on the sale of certain securities, partially offset by a higher average investment balance.

Other income, net of other expenses, for the thirteen weeks ended December 28, 2003 was $734,000, an increase of $437,000 from the comparable period in 2003 primarily due to increased royalty income.

The income tax provision for the thirteen weeks ended December 28, 2003 was based on an estimated effective tax rate for the fiscal year of 19%, which is below the statutory federal rate primarily due to our estimate of the benefit derived from the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 provisions related to export of U.S. products and our estimate of our utilization of net operating loss carryforwards.

Net income for the thirteen weeks ended December 28, 2003 was $18,221,000 compared to net income of $18,340,000 for the comparable period in 2003. Net income as a percent of net sales was 14% in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents increased from $67,505,000 at September 28, 2003 to $149,380,000 at December 28, 2003. Our securities available for sale decreased from $224,860,000 to $164,248,000 during the same period. Overall, this reflects a $21,263,000 increase in our cash and cash equivalents and securities available for sale for the thirteen weeks ended December 28, 2003, primarily as a result of generating cash from operating activities of $41,914,000 offset by our capital expenditures.

As of December 28, 2003, our $50,000,000 credit facility had a borrowing base of $36,056,000, secured by our eligible accounts receivable and inventory. Letters of credit outstanding under this facility totaled $1,400,000 and fees due totaled $12,000 as of such date. The amount we can borrow under this credit facility is limited by the levels of our eligible accounts receivable and inventory balances. As of December 28, 2003, $34,645,000 of borrowing capacity remained available to us.

Cash used for capital expenditures totaled $20,985,000 for the thirteen weeks ended December 28, 2003. We anticipate capital expenditures to total approximately $90,000,000 in 2004 primarily for increases in TSA suspension production capacity, process technology and capability improvements, new program tooling and new business systems. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents and securities available for sale.

During the first quarter of 2003, we repurchased $10,971,000 of our 6% Convertible Notes at a pre-tax gain of $221,000. On March 26, 2003, we redeemed the remaining $132,529,000 of our 6% Convertible Notes at a pre-tax loss of $3,486,000. The pre-tax loss consisted of a $2,266,000 redemption premium that we paid and a $1,220,000 write-off of unamortized debt issuance costs associated with the 6% Convertible Notes. These notes had a maturity date of March 15, 2005. Prior to the redemption of our 6% Convertible Notes, in February 2003, we issued and sold $150,000,000 aggregate principal amount of 2.25% Convertible Notes to Salomon Smith Barney Inc. and Needham & Company, Inc., which resold the 2.25% Convertible Notes to qualified institutional buyers, and outside the United States in accordance with Regulation S under the Securities Act. We used net proceeds of $145,436,000 from the issuance and sale of the 2.25% Convertible Notes primarily to redeem our 6% Convertible Notes, with the remaining proceeds intended to be used for general corporate purposes. In connection with the issuance and sale of the 2.25% Convertible Notes, we incurred and capitalized debt issuance costs of $4,564,000, which are being amortized over the term of the 2.25% Convertible Notes. Beginning in the third quarter of 2003, the redemption of the 6% Convertible Notes, combined with the issuance and sale of the 2.25% Convertible Notes, has reduced our interest expense by approximately $1,140,000 per quarter.

Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and may restrict our ability to enter into certain types of financing. As of December 28, 2003, we were in compliance with all such covenants. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance of $47,437,000 as of December 28, 2003, due to the uncertainty of realizing the benefits of certain tax credits and net operating loss carryforwards before they expire. The valuation allowance is based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. To the extent that operating results continue to be favorable in 2004 and management anticipates favorable operating results beyond 2004, the valuation allowance may be materially reduced. Such adjustment may significantly reduce our reported income tax provision in the period of adjustment, and may increase our reported income tax provision in subsequent periods. Management will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

MARKET TRENDS AND CERTAIN CONTINGENCIES

MARKET TRENDS.

We expect that the expanding use of enterprise computing and storage, personal computers, increasingly complex software and the emergence of new applications for disk storage, such as personal video recorders, gaming consoles, digital cameras, audio players, guidance systems in automobiles and cell phones and other consumer applications, will increase disk drive demand and, therefore, suspension assembly demand in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Improvements in data density of disk drives, across all disk drive market segments, have reduced unit shipments of suspension assemblies since the third quarter of 1999. However, data density has improved at a slower rate in the past year, and we believe it will continue to improve at a slower rate in 2004.

Worldwide suspension assembly shipments increased in 2003 due to overall growth in disk drives shipped and increased consumption of suspension assemblies resulting from lower yields some customers are experiencing because of the continuing challenges posed by the use of higher density recording heads. We believe that worldwide suspension assembly shipments are likely to track more closely with the growth in industry-wide disk drive shipments, which is currently forecasted by industry observers to be 11% for 2004. We continue to have limited visibility for future demand.

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

The introduction of new types or sizes of read/write heads and disk drives tends to initially decrease customers' yields with the result that we may experience temporary elevations of demand for some types of suspension assemblies. We believe reduced yields at some of our customers due to their transition to higher density recording heads resulted in increased shipments of our suspension assemblies in 2003 and may continue to have a positive impact on demand in 2004. As programs mature, higher customer yields decrease the demand for suspension assemblies. The advent of new heads and new drive designs may require rapid development and implementation of new suspension assembly types which temporarily may reduce our manufacturing yields and efficiencies. These changes will continue to affect us.

CONTINGENCIES.

We and certain users of our products have received, and may in the future receive, communications from third parties asserting patents against us or our customers which may relate to certain of our manufacturing equipment or products or to products that include our products as a component. In addition, we and certain of our customers, have been sued on patents having claims closely related to products sold by us. If any third party makes a valid infringement claim and a license is not available on terms acceptable to us, our operating results could be adversely affected. We expect that, as the number of patents issued continues to increase, and as we grow, the volume of intellectual property claims could increase. We may need to engage in litigation to enforce patents issued or licensed to us, protect trade secrets or know-how owned by us or determine the enforceability, scope and validity of the intellectual property rights of others. We could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on our results of operations.

We are a party to certain claims arising in the ordinary course of business. In the opinion of our management, the outcome of such claims will not materially affect our current or future financial position or results of operations.

OTHER MATTERS.

Over the course of the last three years, the WTO has ruled that the FSC provisions of the IRC, and the FSC's replacement provisions contained in ETI, are prohibited export subsidies under the rules of the WTO. Federal legislation introduced in both 2002 and 2003 has proposed the repeal of ETI. Until such legislation is signed into law, we expect to earn a net benefit under the ETI provisions similar to that previously earned under the FSC provisions of the IRC. If such legislation is signed into law, our effective tax rate could increase significantly and our business, financial condition and results of operations could be materially adversely affected.

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services approved in 2004 by the Audit Committee of our Board of Directors and to be performed by Deloitte & Touche LLP, our independent auditors, are as follows:
(i) tax compliance services, (ii) tax planning services, (iii) tax controversy services, and (iv) advisory services related to review of certain internal control procedures.

FORWARD-LOOKING STATEMENTS

The statements above under the headings "General" and "Market Trends and Certain Contingencies" about demand for and shipments of disk drives and suspension assemblies, including TSA suspensions, and suspension assembly components, the impact of customer yields on suspension assembly demand and disk drive and TSA suspension technology and development, the statements under the heading "General" about our gross margins and operating results, the statements above under the heading "Market Trends and Certain Contingencies" about data density improvements in disk drives and expected tax benefits and the statements above, under the heading "Liquidity and Capital Resources," about capital expenditures and capital resources, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including slower or faster customer acceptance and adoption of new product features, fluctuating order rates, faster or slower improvements in disk drive data densities and other technological advances which affect suspension assembly and component demand, changes in market consumption of disk drives or suspension assemblies, difficulties in producing our TSA suspensions, difficulties in managing capacity, changes in manufacturing efficiencies, changes in tax laws and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our credit facility with The CIT Group/Business Credit, Inc. carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At December 28, 2003, there were no outstanding borrowings under the credit facility.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At December 28, 2003, we had fixed rate debt of $150,000,000.

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

                           PART II. OTHER INFORMATION
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS:

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, are located under SEC file number 0-14709.

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

#10.3 Hutchinson Technology Incorporated 1988 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/28/03).

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

#10.6 Hutchinson Technology Incorporated 1996 Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/28/03).

#10.7 Hutchinson Technology Incorporated Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97).

#10.8 Description of Fiscal Year 2004 Management Bonus Plan of Hutchinson Technology Incorporated.

#10.9 Description of Fiscal Year 2004 BioMeasurement Division Bonus Plan of Hutchinson Technology Incorporated.

31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32       Section 1350 Certifications.

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

(B) REPORTS ON FORM 8-K:

We filed the following Current Reports on Form 8-K during the thirteen weeks ended December 28, 2003:

1. Current Report on Form 8-K dated November 3, 2003 reporting, under Item 7 ("Financial Statements and Exhibits") of Form 8-K, the Company's fiscal year and fourth quarter earnings press release dated November 3, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HUTCHINSON TECHNOLOGY INCORPORATED

Date: February 9, 2004             By /s/ Wayne M. Fortun
                                      ------------------------------------------
                                      Wayne M. Fortun
                                      President and Chief Executive Officer

Date: February 9, 2004             By /s/ John A. Ingleman
                                      ------------------------------------------
                                      John A. Ingleman
                                      Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
  No.                                                                                             Page
-------                                                                                      ---------------
  3.1     Amended and Restated Articles of Incorporation of HTI (incorporated by             Incorporated by
          reference to Exhibit 3.1 to HTI's Quarterly Report on Form 10-Q for                Reference
          the quarter ended 12/29/02).

  3.2     Restated By-Laws of HTI (incorporated by reference to Exhibit 4.2 to               Incorporated by
          HTI's Registration Statement on Form S-3, Registration No.                         Reference
          333-104074).

  4.1     Instruments defining the rights of security holders, including an                  Incorporated by
          indenture. The Registrant agrees to furnish the Securities and                     Reference
          Exchange Commission upon request copies of instruments with respect to long-term debt.

  4.2     Share Rights Agreement dated as of 7/19/00, between HTI and Wells                  Incorporated by
          Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference             Reference
          to Exhibit 1 to HTI's Registration Statement on Form 8-A, dated
          7/24/00).

  4.3     Indenture dated as of 2/24/03 between HTI and LaSalle Bank National                Incorporated by
          Association, as Trustee (incorporated by reference to Exhibit 4.5 to               Reference
          HTI's Registration Statement on Form S-3, Registration No.
          333-104074).

  4.4     Purchase Agreement dated 2/18/03 by and among HTI, Salomon Smith                   Incorporated by
          Barney Inc. and Needham & Company, Inc. (incorporated by reference to              Reference
          Exhibit 4.6 to HTI's Registration Statement on Form S-3, Registration
          No. 333-104074).

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

  10.3    Hutchinson Technology Incorporated 1988 Stock Option Plan, as amended              Incorporated by
          (incorporated by reference to Exhibit 10.3 to HTI's Annual Report on               Reference
          Form 10-K for the fiscal year ended 9/28/03).

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

  10.6    Hutchinson Technology Incorporated 1996 Incentive Plan, as amended                 Incorporated by
          (incorporated by reference to Exhibit 10.6 to HTI's Annual Report on Form 10-K     Reference
          for the fiscal year ended 9/28/03).

  10.7    Hutchinson Technology Incorporated Incentive Bonus Plan (incorporated by           Incorporated by
          reference to Exhibit 10.13 to HTI's Quarterly Report on Form 10-Q for the          Reference
          quarter ended 12/28/97).

  10.8    Description of Fiscal Year 2004 Management Bonus Plan of Hutchinson Technology     Filed Electronically
          Incorporated.

  10.9    Description of Fiscal Year 2004 BioMeasurement Division Bonus Plan of              Filed Electronically
          Hutchinson Technology Incorporated.

  31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.                 Filed Electronically

  31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.                 Filed Electronically

   32     Section 1350 Certifications.                                                       Filed Electronically