Form 10-Q
period 2004-03-28
HUTCHINSON TECHNOLOGY INC
filed 2004-05-06
CIK 772897

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 28, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

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

As of May 4, 2004 the registrant had 26,073,379 shares of Common Stock issued and outstanding.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                       HUTCHINSON TECHNOLOGY INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except shares and per share data)

                                                                                            March 28,
                                                                                              2004          September 28,
                                                                                          (Unaudited)           2003
                                                                                          ----------        -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                $126,618           $ 67,505
   Securities available for sale                                                             194,023            224,860
   Trade receivables, net                                                                     56,363             59,822
   Other receivables                                                                           6,889              6,036
   Inventories                                                                                41,961             31,290
   Prepaid taxes and other (Note 8)                                                            9,968             11,156
                                                                                            --------           --------
         Total current assets                                                                435,822            400,669
Property, plant and equipment, net                                                           187,846            176,559
Deferred tax assets                                                                           30,875             37,840
Other assets (Note 8)                                                                         22,031             23,888
                                                                                            --------           --------
                                                                                            $676,574           $638,956
                                                                                            ========           ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable                                                                         $ 28,988           $ 21,462
   Accrued expenses                                                                           11,590             13,299
   Accrued compensation                                                                       21,452             22,202
                                                                                            --------           --------
         Total current liabilities                                                            62,030             56,963
Convertible subordinated notes                                                               150,000            150,000
Deferred income                                                                                2,647                408
Other long-term liabilities                                                                      103                210
Shareholders' investment:
   Common stock, $.01 par value, 100,000,000 shares authorized, 26,048,000
       and 25,458,000 issued and outstanding                                                     260                259
   Additional paid-in capital                                                                382,415            379,663
   Accumulated other comprehensive income                                                        372                525
   Retained earnings                                                                          78,747             50,928
                                                                                            --------           --------
         Total shareholders' investment                                                      461,794            431,375
                                                                                            --------           --------
                                                                                            $676,574           $638,956
                                                                                            ========           ========

See accompanying notes to condensed consolidated financial statements - unaudited.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (In thousands, except per share data)

                                                                          Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                                       --------------------------        --------------------------
                                                                       March 28,        March 30,        March 28,        March 30,
                                                                         2004             2003             2004             2003
                                                                       ---------        ---------        ---------        ---------
Net sales                                                              $ 113,354        $ 124,959        $ 246,990        $ 257,821

Cost of sales                                                             79,565           86,328          169,915          177,762
                                                                       ---------        ---------        ---------        ---------

   Gross profit                                                           33,789           38,631           77,075           80,059

Research and development expenses                                          6,819            2,638           11,674            6,086

Selling, general and administrative expenses                              16,431           13,663           33,118           28,707
                                                                       ---------        ---------        ---------        ---------

   Income from operations                                                 10,539           22,330           32,283           45,266

Interest expense                                                            (878)          (2,981)          (1,806)          (5,216)

Interest income                                                            1,198            1,610            2,143            3,033

Loss on debt extinguishment (Note 9)                                          --           (3,486)              --           (3,265)

Other income, net                                                            990              309            1,724              606
                                                                       ---------        ---------        ---------        ---------

   Income before income taxes                                             11,849           17,782           34,344           40,424

Provision for income taxes                                                 2,251            3,379            6,525            7,681
                                                                       ---------        ---------        ---------        ---------

   Net income                                                          $   9,598        $  14,403        $  27,819        $  32,743
                                                                       =========        =========        =========        =========
Basic earnings per share                                               $    0.37        $    0.56        $    1.07        $    1.29
Diluted earnings per share                                             $    0.33        $    0.50        $    0.92        $    1.15

Weighted average common shares outstanding                                26,031           25,509           25,988           25,462
Weighted average common and diluted shares outstanding                    31,754           32,262           31,771           31,357

See accompanying notes to condensed consolidated financial statements - unaudited.

                       HUTCHINSON TECHNOLOGY INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (Dollars in thousands)

                                                                                            Twenty-Six Weeks Ended
                                                                                       --------------------------------
                                                                                       March 28,              March 30,
                                                                                         2004                   2003
                                                                                       ---------              ---------
Operating activities:
   Net income                                                                          $  27,819              $  32,743
   Adjustments to reconcile net income to cash
      provided by operating activities:
         Depreciation and amortization                                                    28,562                 28,410
         Write-off of unamortized debt issuance costs                                         --                  1,346
         Deferred taxes                                                                    7,083                  6,842
         Loss on disposal of assets                                                          141                     --
         Changes in operating assets and liabilities (Note 10)                               324                  4,209
                                                                                       ---------              ---------
                    Cash provided by operating activities                                 63,929                 73,550
                                                                                       ---------              ---------
Investing activities:
   Capital expenditures                                                                  (38,181)               (20,808)
   Purchases of marketable securities                                                   (247,003)              (104,748)
   Sales of marketable securities                                                        277,615                 59,969
                                                                                       ---------              ---------
                    Cash used for investing activities                                    (7,569)               (65,587)
                                                                                       ---------              ---------
Financing activities:
   Repayments of long-term debt                                                               --               (143,553)
   Repayments of capital lease obligation                                                     --                 (3,737)
   Net proceeds from issuance of convertible subordinated notes                               --                145,626
   Net proceeds from issuance of common stock                                              2,753                  2,658
                                                                                       ---------              ---------
                    Cash provided by financing activities                                  2,753                    994
                                                                                       ---------              ---------

Net increase in cash and cash equivalents                                                 59,113                  8,957

Cash and cash equivalents at beginning of period                                          67,505                 57,852
                                                                                       ---------              ---------

Cash and cash equivalents at end of period                                             $ 126,618              $  66,809
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

When we refer to "we," "us," the "Company" or "HTI," we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to "2004" mean the Company's fiscal year ending September 26, 2004, references to "2003" mean the Company's fiscal year ended September 28, 2003 and references to "2002" mean the Company's fiscal year ended September 29, 2002.

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

(2) ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 149 was effective for contracts entered into or modified after December 29, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of FAS 149 did not have a material impact on the Company's consolidated balance sheet or results of operations.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. The Company does not expect that the implementation of EITF 03-1 in the fourth quarter will have a material effect on its financial statements. The additional disclosures required by EITF 03-1 will be provided in the notes to fiscal 2004 financial statements.

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

A breakdown of customer sales to the five largest customers for the thirteen and twenty-six week periods ended March 28, 2004, and sales to those customers for the comparable periods in 2003, is as follows:

                                                 Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                             ----------------------------         ----------------------------
                                             March 28,          March 30,         March 28,          March 30,
Percentage of Net Sales                        2004               2003              2004               2003
-----------------------                      ---------          ---------         ---------          ---------
Five Largest Customers                         86%                81%                83%                81%
   SAE Magnetics, Ltd./TDK                     34                 25                 34                 24
   Alps Electric Co., Ltd.                     22                 28                 23                 27
   Western Digital Corporation                 16                 --                 13                 --
   Innovex, Inc.                                7                  5                  7                  4
   Seagate Technology LLC                       7                 14                  6                 17


(4) TRADE RECEIVABLES

The Company grants credit to customers, but generally does not require collateral or any other security to support amounts due. Trade receivables of $56,363,000 at March 28, 2004 and $59,822,000 at September 28, 2003 are net of
allowances of $1,491,000 and $2,194,000, respectively. As of March 28, 2004, allowances of $1,491,000 consisted of a $653,000 allowance for doubtful accounts and an $838,000 allowance for sales returns. As of September 28, 2003, allowances of $2,194,000 consisted of a $1,097,000 allowance for doubtful accounts and a $1,097,000 allowance for sales returns.

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

                          Increases in the             Reductions in the
September 28,           allowance related to         allowance for returns          March 28,
   2003                   warranties issued            under warranties               2004
-------------           --------------------         ---------------------          ---------
 $1,097                        $1,694                     $(1,953)                    $838

(5) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at March 28, 2004 and September 28, 2003:

                                   March 28,          September 28,
                                     2004                 2003
                                   ---------          -------------
Raw materials                      $ 9,167               $ 7,417
Work in process                     10,156                 6,853
Finished goods                      22,638                17,020
                                   -------               -------
                                   $41,961               $31,290
                                   =======               =======

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

                                                                     Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                                                    -----------------------     -----------------------
                                                                    March 28,     March 30,     March 28      March 30,
                                                                     2004           2003          2004          2003
                                                                    ---------     ---------     --------      ---------
Net income (A)                                                      $ 9,598       $14,403       $27,819       $32,743
Plus:  interest expense on convertible subordinated notes             1,007         2,405         2,014         4,554
Less:  additional profit-sharing expense and income tax
       provision                                                        273           652           545         1,234
                                                                    -------       -------       -------       -------
Net income available to common shareholders (B)                     $10,332       $16,156       $29,288       $36,063
                                                                    =======       =======       =======       =======

Weighted average common shares outstanding (C)                       26,031        25,509        25,988        25,462
Dilutive potential common shares                                      5,723         6,753         5,783         5,895
                                                                    -------       -------       -------       -------
Weighted average common and diluted shares outstanding (D)           31,754        32,262        31,771        31,357
                                                                    =======       =======       =======       =======
Basic earnings per share [(A)/(C)]                                  $  0.37       $  0.56       $  1.07       $  1.29
Diluted earnings per share [(B)/(D)]                                $  0.33       $  0.50       $  0.92       $  1.15

(7) INCOME TAXES

The following table details the significant components of the Company's deferred tax assets:

                                                                                 March 28,              September 28,
                                                                                   2004                     2003
                                                                                 ---------              -------------
Current deferred tax assets:
         Receivable allowance                                                    $    546                 $    764
         Inventories                                                                4,911                    5,150
         Accruals and other reserves                                                3,935                    3,482
         Valuation allowance                                                       (3,895)                  (3,828)
                                                                                 --------                 --------
            Total current deferred tax assets                                       5,497                    5,568

Long-term deferred tax assets:
         Property, plant and equipment                                              7,964                   14,054
         Deferred income                                                              991                       --
         Tax credits                                                               14,930                   14,422
         Net operating loss carryforwards                                          51,738                   54,557
         Valuation allowance                                                      (44,748)                 (45,193)
                                                                                 --------                 --------
             Total long-term deferred tax assets                                   30,875                   37,840

                                                                                 --------                 --------
Total deferred tax assets                                                        $ 36,372                 $ 43,408
                                                                                 ========                 ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 28, 2004, the Company's deferred tax assets included $14,930,000 of unused tax credits, $3,728,000 of which can be carried forward indefinitely and $11,202,000 of which begin to expire at various dates beginning in 2010. At March 28, 2004, the Company's balance sheet included $51,738,000 of deferred tax assets related to net operating loss carryforwards that will begin to expire in 2018. As of March 28, 2004, the Company had an estimated federal net operating loss carryforward of approximately $135,204,000 for United States federal tax return purposes. A portion of the credits and net operating loss carryforwards are subject to an annual limitation under United States Internal Revenue Code ("IRC") Section 382. A valuation allowance of $48,643,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits and net operating loss carryforwards before they expire. The valuation allowance is based on the Company's historical taxable income and the Company's estimates of future taxable income in each jurisdiction in which the Company operates and the period over which the Company's deferred tax assets will be recoverable. To the extent that operating results continue to be favorable for 2004 and the Company anticipates favorable operating results beyond 2004, the valuation allowance may be materially reduced. Such adjustment may significantly reduce the Company's reported income tax provision in the period of adjustment, and may increase its reported income tax provision in subsequent periods. The Company will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact the Company's financial position and results of operations.

(8) OTHER ASSETS

During the second quarter of 2002, the Company prepaid $26,000,000 related to a technology and development agreement. As of March 28, 2004, the unamortized portion of the prepayment was $18,859,000, of which $3,174,000 was included in "Prepaid taxes and other" and $15,685,000 was included in "Other assets" on the accompanying condensed consolidated balance sheet. The unamortized portion is being amortized on a straight-line basis over the remaining term of the agreement which ends in 2010.

(9) LOSS ON DEBT EXTINGUISHMENT

During the first quarter of 2003, the Company repurchased $10,971,000 of its 6% Convertible Subordinated Notes due 2005 (the "6% Convertible Notes") at a pre-tax gain of $221,000. On March 26, 2003, the Company redeemed the remaining $132,529,000 of its 6% Convertible Notes at a pre-tax loss of $3,486,000. The pre-tax loss consisted of a $2,266,000 redemption premium paid by the Company and a $1,220,000 write-off of unamortized debt issuance costs associated with the 6% Convertible Notes. These notes had a maturity date of March 15, 2005. Prior to the redemption of the Company's 6% Convertible Notes, in February 2003, the Company issued and sold $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010 (the "2.25% Convertible Notes") to Salomon Smith Barney Inc. and Needham & Company, Inc., which resold the 2.25% Convertible Notes to qualified institutional buyers, and outside the United States in accordance with Regulation S under the

Securities Act of 1933, as amended (the "Securities Act"). The Company used net proceeds of $145,421,000 from the issuance and sale of the 2.25% Convertible Notes primarily to redeem its 6% Convertible Notes, with the remaining proceeds intended to be used for general corporate purposes. In connection with the issuance and sale of the 2.25% Convertible Notes, the Company incurred and capitalized debt issuance costs of $4,579,000, which are being amortized over the term of the 2.25% Convertible Notes. Beginning in the third quarter of 2003, the redemption of the 6% Convertible Notes, combined with the issuance and sale of the 2.25% Convertible Notes, has reduced the Company's interest expense by approximately $1,140,000 per quarter.

(10) SUPPLEMENTARY CASH FLOW INFORMATION

                                                                                          Twenty-Six Weeks Ended
                                                                                         -------------------------
                                                                                         March 28,       March 30,
                                                                                           2004            2003
                                                                                         ---------       ---------
Changes in operating assets and liabilities:
         Receivables, net                                                                $  2,606        $   (902)
         Inventories                                                                      (10,671)            119
         Prepaid and other assets                                                           2,668           3,972
         Accounts payable and accrued expenses                                              3,228           1,594
         Other non-current liabilities                                                      2,493            (574)
                                                                                         --------        --------
                                                                                         $    324        $  4,209
                                                                                         ========        ========

Cash paid for:
         Interest (net of amount capitalized)                                            $    174        $  5,164
         Income taxes                                                                    $    831        $      8

Capitalized interest for the twenty-six weeks ended March 28, 2004 was $318,000 compared to $357,000 for the comparable period in 2003. Interest is capitalized, using an overall borrowing rate, for assets that are being constructed or otherwise produced for the Company's own use. Interest capitalized during the twenty-six weeks ended March 28, 2004 was primarily for production capacity, new program tooling, process technology and capability improvements and new business systems.

(11) STOCK-BASED COMPENSATION

The Company has an employee stock purchase plan that provides for the sale of the Company's common stock at discounted purchase prices. The cost per share under this plan is 85% of the lesser of the fair market value of the Company's common stock on the first or last day of the purchase period, as defined.

The Company has two stock option plans under which options have been granted to employees, including officers and directors of the Company, at a price not less than the fair market value of the Company's common stock at the date the options were granted. Options under one plan are no longer granted because the maximum number of shares available for option grants under such plan has been reached. Under the other plan, options may be granted to certain non-employees at a price not less than the fair market value of the Company's common stock at the date the options are granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of the Board of Directors of the Company that administers the plans. Options granted under the plans generally are exercisable one year from the date of grant.

The Company follows Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in connection with stock option grants pursuant to the stock option plans. Had compensation cost been determined consistent with FAS 123, the Company's pro forma net income and pro forma earnings per share would have been as follows:

                                                                       Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                                    ---------------------------        ----------------------------
                                                                     March 28,        March 30,         March 28,         March 30,
                                                                       2004             2003              2004              2003
                                                                    ----------       ----------        ----------        ----------
Net income, as reported                                             $    9,598       $   14,403        $   27,819        $   32,743
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                           (1,205)          (1,489)           (2,599)           (3,075)
                                                                    ----------       ----------        ----------        ----------
Pro forma net income                                                $    8,393       $   12,914        $   25,220        $   29,668
                                                                    ==========       ==========        ==========        ==========
Earnings per share:
   Basic - as reported                                              $     0.37       $     0.56        $     1.07        $     1.29
   Basic - pro forma                                                $     0.32       $     0.51        $     0.97        $     1.17

   Diluted - as reported                                            $     0.33       $     0.50        $     0.92        $     1.15
   Diluted - pro forma                                              $     0.29       $     0.45        $     0.84        $     1.05

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

(13) OTHER MATTERS

Over the course of the last three years, the World Trade Organization ("WTO") has ruled that the Foreign Sales Corporation ("FSC") provisions of the IRC, and the FSC's replacement provisions contained in the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 ("ETI"), are prohibited export subsidies under the rules of the WTO. Federal legislation introduced since 2002 has proposed the repeal of ETI. Until such legislation is signed into law, the Company expects to earn a net benefit under the ETI provisions similar to that previously earned under the FSC provisions of the IRC. If such legislation is signed into law, the Company's effective tax rate could increase significantly and its business, financial condition and results of operations could be materially adversely affected.

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

The following table represents net sales and operating income for each reportable segment.

                                                             Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                           ------------------------            -------------------------
                                                            March 28,     March 30,             March 28,     March 30,
                                                              2004          2003                  2004          2003
                                                           ------------------------            -------------------------
Net sales:
Disk Drive Division                                        $ 113,256      $ 124,934            $ 246,800      $ 257,725
BioMeasurement Division                                           98             25                  190             96
                                                           ---------      ---------            ---------      ---------
                                                           $ 113,354      $ 124,959            $ 246,990      $ 257,821
                                                           =========      =========            =========      =========

Income from operations:
Disk Drive Division                                        $  12,249      $  23,807            $  35,636      $  48,045
BioMeasurement Division                                       (1,710)        (1,477)              (3,353)        (2,779)
                                                           ---------      ---------            ---------      ---------
                                                           $  10,539      $  22,330            $  32,283      $  45,266
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

                       HUTCHINSON TECHNOLOGY INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

When we refer to "we," "us," "HTI," or the "Company," we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to "2005" mean HTI's fiscal year ending September 25, 2005, references to "2004" mean HTI's fiscal year ending September 26, 2004, references to "2003" mean HTI's fiscal year ended September 28, 2003, references to "2002" mean HTI's fiscal year ended September 29, 2002, references to "2001" mean HTI's fiscal year ended September 30, 2001, references to "2000" mean HTI's fiscal year ended September 24, 2000, and references to "1999" mean HTI's fiscal year ended September 26, 1999.

GENERAL

Since the late 1980s, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components to manufacturers of disk drives and manufacturers of disk drive components (including Alps, Fujitsu, Hitachi Global Storage Technologies and its affiliates, Innovex, Kaifa, K.R. Precision, Maxtor, Pemstar, SAE Magnetics/TDK, Samsung, Seagate Technology, Toshiba and Western Digital). Suspension assemblies are a critical component of disk drives and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations are affected from time to time by disk drive industry demand changes, adjustments in inventory levels throughout the disk drive supply chain, technological changes that impact suspension assembly demand, shifts in our market position and our customers' market positions, our customers' production yields and our own product transitions.

From 1999 to 2002, improvements in data density, the amount of data which can be stored on magnetic disks, outpaced increases in disk drive storage capacity requirements. This enabled disk drive manufacturers to reduce their costs by using fewer components, including suspension assemblies, in each drive. The average number of suspension assemblies required per drive decreased from approximately 4.5 in 1999 to approximately 3.3 in 2000, approximately 2.8 in 2001 and approximately 2.5 in 2002. Shifts in our position in the marketplace had also, to a lesser extent, decreased demand for our products. Slower growth of disk drive storage demand and a weaker global economy had also decreased demand for our products since 2001. Consequently, our shipments declined from 583 million in 1999 to 398 million in 2002.

Our shipments of suspension assemblies in 2003 were 526 million, 32% higher than our shipments in 2002. We shipped 274 million suspension assemblies in the first half of 2004 compared to 265 million suspension assemblies in the first half of 2003. The increase from the first half of 2003 was due to an increase in disk drive demand. Overall demand in both six-month periods was impacted by continuing higher suspension consumption related to lower yields some of our customers experienced as they transitioned to higher density recording heads. During the transition to higher density recording heads, some customers are experiencing higher levels of defective recording heads, which they are unable to detect until after they have attached the recording heads to our suspension assemblies.

Shipments of suspension assemblies in the second quarter of 2004 were 127 million, down 20 million or 13% from the first quarter of 2004. This reduction in shipments was due to reduced suspension assembly demand as a result of temporarily elevated levels of disk drive inventory. Although we believe this inventory is being reduced and the reduction in demand to be temporary, we continue to have limited visibility for future demand and expect shipments to range from 125 to 135 million units for the third quarter of 2004.

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

We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our "vendor managed inventory" facilities. Disk drive customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.

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

-        manufacturing yields or efficiencies; and

-        costs of materials.

Gross margins improved in 2003 and the first half of 2004 primarily due to increased utilization of our production capacity resulting from higher shipment volumes, improved productivity and continued cost controls. Although we continue to have limited visibility for future demand, we expect our gross margin to range from 23 to 25% of net sales for the third quarter of 2004, down from 30% in the second quarter of 2004 primarily due to lower utilization of our production capacity.

In 2000 and 2001, as a result of industry forecasts of slower growth for disk drive storage demand and a significant decrease in our long-term forecast for suspension demand, we recorded asset impairment charges totaling $56,523,000 and $20,830,000, respectively. We estimate our annual savings in depreciation and lease costs were approximately $12,000,000 in 2003 and future annual savings will be approximately $9,000,000 in 2004 and $5,000,000 in 2005 and thereafter an aggregate of approximately $8,000,000 in additional savings. However, demand for suspension assemblies in 2003 improved due to an increase in disk drive demand, an increase in suspension consumption related to lower yields some of our customers experienced as they transitioned to higher density recording heads, improvements in our market position and a slowdown in the rate of improvement in data density of disk drives in mass production. Consequently, the majority of the previously impaired assets are currently in use, and our operating results and gross margins have been, and will continue to be, impacted favorably by lower depreciation and lease expenses as a result of these previous charges.

The disk drive industry is intensely competitive, and our customers' operating results are dependent on being the first-to-market and first-to-volume with new products at a low cost. Our dedicated Development Center typically enables us to shorten development cycles and achieve high volume output per manufacturing unit more quickly than our competitors which is an important factor in our success. The next generation of smaller disk drives and recording head sizes, such as femto, will require finer conductive leads on the suspension assembly. This requirement has lead our Development Center to increase efforts to develop new production processes and equipment.

New manufacturing processes for advanced suspension assembly features and new suspension assembly types, such as those currently under development, initially have lower manufacturing yields than more mature products and processes. Manufacturing yields generally improve as the process and product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Small variations in manufacturing yields generally have a significant impact on gross margins. Because our business is capital intensive and requires a high level of fixed costs, gross margins are also sensitive to changes in volume and capacity utilization.

In addition to increases in suspension assembly demand, improvements to our operating margins depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. As part of our efforts to improve our operating results, we may need to increase or decrease our employment level to meet customer requirements. Our overall employment level was 3,446 at the end of 2003 and has increased to 3,638 at March 28, 2004. We decreased the number of additional production workers supplied by temporary staffing agencies from 210 at the end of 2003 to 192 at the end of quarter two of 2004 as demand decreased in the latter part of the quarter.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 28, 2004 VS. THIRTEEN WEEKS ENDED MARCH 30, 2003.

Net sales for the thirteen weeks ended March 28, 2004 were $113,354,000, a decrease of $11,605,000 or 9% from the comparable period in 2003. Suspension assembly sales decreased $6,535,000 from the comparable period in 2003, as a result of a 3% decline in average selling prices for our suspension assemblies and a 2% decrease in suspension assembly unit shipments. The decline in unit shipments is due to lower suspension demand as a result of customers slowing build schedules to reduce temporarily elevated levels of disk drive inventory. Sales of suspension assembly components to other suspension assembly manufacturers decreased $4,747,000 from the comparable period in 2003.

Gross profit for the thirteen weeks ended March 28, 2004 was $33,789,000, compared to $38,631,000 for the comparable period in 2003. Gross profit as a percent of net sales decreased from 31% to 30%. The decrease was primarily due to the decrease in sales mentioned above resulting in lower utilization of our production capacity.

Research and development expenses for the thirteen weeks ended March 28, 2004 were $6,819,000 compared to $2,638,000 for the comparable period in 2003. The comparable period expenses were reduced by customer funding of $1,641,000 for the development of an advanced suspension assembly. The increase is also attributable to $1,426,000 of higher labor expenses due to the hiring of additional personnel to meet increased development efforts and $921,000 of expenses related to the development of process improvements to support advanced TSA suspension assembly features. As a percent of net sales, research and development expenses increased from 2% in the second quarter of 2003 to 7% in the second quarter of 2004.

Selling, general and administrative expenses for the thirteen weeks ended March 28, 2004 were $16,431,000, an increase of $2,768,000 or 20% from the comparable period in 2003. The increase is primarily attributable to $1,039,000 in higher professional service fees, $476,000 in higher expenses related to the design of our new enterprise resource planning (ERP) business system, $341,000 in higher labor expense, $319,000 in higher information technology support expenses, $221,000 in increased expenses for our BioMeasurement Division and $143,000 in increased on-site service and support to our customers in Asia. Overall, selling, general and administrative expenses as a percent of net sales increased from 11% in the second quarter of 2003 to 14% in the second quarter of 2004.

Income from operations for the thirteen weeks ended March 28, 2004 was $10,539,000, compared to $22,330,000 for the comparable period in 2003. Income from operations for the thirteen weeks ended March 28, 2004 included a $1,710,000 loss from operations for our BioMeasurement Division segment, compared to a $1,477,000 loss for the comparable period in 2003.

Interest expense for the thirteen weeks ended March 28, 2004 was $878,000, a decrease of $2,103,000 from the comparable period in 2003, primarily due to the lower interest rate and lower outstanding balance of our convertible notes.

Interest income for the thirteen weeks ended March 28, 2004 was $1,198,000, a decrease of $412,000 from the comparable period in 2003. This was primarily a result of lower investment yields, partially offset by a higher average investment balance.

Other income, net of other expenses, for the thirteen weeks ended March 28, 2004 was $990,000, an increase of $681,000 from the comparable period in 2003 primarily due to increased royalty income.

During the second quarter of 2003, we retired $132,529,000 of our 6% Convertible Notes before their maturity. In connection with this transaction, we recorded a $3,486,000 pre-tax loss on debt extinguishment. See Note 9, "Loss on Debt Extinguishment," in the notes to the condensed consolidated financial statements.

The income tax provision for the thirteen weeks ended March 28, 2004 and March 30, 2003 was based on an estimated effective tax rate for the fiscal year of 19%, which is below the statutory federal rate primarily due to our estimate of the benefit derived from the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 provisions related to export of U.S. products and our estimate of our utilization of net operating loss carryforwards.

Net income for the thirteen weeks ended March 28, 2004 was $9,598,000 or 8% of net sales, compared to net income of $14,403,000 or 12% of net sales for the comparable period in 2003. Net income for the thirteen weeks ended March 30, 2003 included the above-mentioned loss on debt extinguishment.

TWENTY-SIX WEEKS ENDED MARCH 28, 2004 VS. TWENTY-SIX WEEKS ENDED MARCH 30, 2003.

Net sales for the twenty-six weeks ended March 28, 2004 were $246,990,000, a decrease of $10,831,000 or 4% from the comparable period in 2003. Suspension assembly sales decreased $8,780,000 from the comparable period in 2003, as a result of a 7% decline in average selling prices for our suspension assemblies, somewhat offset by a 3% increase in suspension assembly unit shipments. Sales of suspension assembly components to other suspension assembly manufacturers decreased $1,686,000 from the comparable period in 2003.

Gross profit for the twenty-six weeks ended March 28, 2004 was $77,075,000, compared to $80,059,000 for the comparable period in 2003. The decrease was primarily due to the lower sales mentioned above. Gross profit as a percent of net sales was 31% for both periods.

Research and development expenses for the twenty-six weeks ended March 28, 2004 were $11,674,000 compared to $6,086,000 for the comparable period in 2003. The comparable period expenses were reduced by customer funding of $2,441,000 for the development of an advanced suspension assembly. The increase is also attributable to $2,044,000 in higher labor expenses due to the hiring of additional personnel to meet increased development efforts and $921,000 of expenses related to the development of process improvements to support advanced TSA suspension assembly features. As a percent of net sales, research and development expenses increased from 2% in the first half of 2003 to 5% for the first half of 2004.

Selling, general and administrative expenses for the twenty-six weeks ended March 28, 2004 were $33,118,000, an increase of $4,411,000 or 15% from the comparable period in 2003. The increase is primarily attributable to $905,000 in higher expenses related to the design of our new enterprise resource planning
(ERP) business system, $774,000 in higher professional service fees, $641,000 in higher labor expense, $590,000 in higher information technology support expenses, $478,000 in increased expenses for our BioMeasurement Division and $286,000 in increased on-site service and support to our customers in Asia. The increase was also related to higher insurance expenses offset by lower incentive compensation costs. Overall, selling, general and administrative expenses as a percent of net sales increased from 11% in the first half of 2003 to 13% in the first half of 2004.

Income from operations for the twenty-six weeks ended March 28, 2004 was $32,283,000, compared to $45,266,000 for the comparable period in 2003. Income from operations for the twenty-six weeks ended March 28, 2004 included a $3,353,000 loss from operations for our BioMeasurement Division segment, compared to a $2,779,000 loss for the comparable period in 2003.

Interest expense for the twenty-six weeks ended March 28, 2004 was $1,806,000, a decrease of $3,410,000 from the comparable period in 2003, primarily due to the lower interest rate and lower outstanding balance of our convertible notes.

Interest income for the twenty-six weeks ended March 28, 2004 was $2,143,000, a decrease of $890,000 from the comparable period in 2003. This was primarily a result of lower investment yields and a loss on the sale of certain securities, partially offset by a higher average investment balance.

Other income, net of other expenses, for the twenty-six weeks ended March 28, 2004 was $1,724,000, an increase of $1,118,000 from the comparable period in 2003 primarily due to increased royalty income.

During the second quarter of 2003, we retired $132,529,000 of our 6% Convertible Notes before their maturity. In connection with this transaction, we recorded a $3,486,000 pre-tax loss on debt extinguishment. See Note 9, "Loss on Debt Extinguishment," in the notes to the condensed consolidated financial statements.

The income tax provision for the twenty-six weeks ended March 28, 2004 and March 30, 2003 was based on an estimated effective tax rate for the fiscal year of 19%, which is below the statutory federal rate primarily due to our estimate of the benefit derived from the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 provisions related to export of U.S. products and our estimate of our utilization of net operating loss carryforwards.

Net income for the twenty-six weeks ended March 28, 2004 was $27,819,000 compared to net income of $32,743,000 for the comparable period in 2003. Net income as a percent of net sales decreased from 13% in the first half of 2003 to 11% in the first half of 2004. Net income for the twenty-six weeks ended March 30, 2003 included the above-mentioned loss on debt extinguishment.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents increased from $67,505,000 at September 28, 2003 to $126,618,000 at March 28, 2004. Our securities available for sale decreased from $224,860,000 to $194,023,000 during the same period. Overall, this reflects a $28,276,000 increase in our cash and cash equivalents and securities available for sale for the twenty-six weeks ended March 28, 2004, primarily as a result of generating cash from operating activities of $63,929,000 offset by our capital expenditures of approximately $38,181,000.

On January 30, 2004, we entered into a Loan Agreement with LaSalle Bank National Association, establishing a $10,000,000 unsecured credit facility. As of March 28, 2004, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled approximately $1,789,000 as of such date, resulting in approximately $8,211,000 of remaining availability. Our Financing Agreement with The CIT Group/Business Credit, Inc. of $50,000,000 was terminated during the quarter ended March 28, 2004.

Cash used for capital expenditures totaled $38,181,000 for the twenty-six weeks ended March 28, 2004. We anticipate capital expenditures to total approximately $90,000,000 in 2004 primarily for increases in production capacity, process technology and capability improvements, new program tooling and new business systems. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents and securities available for sale.

During the first quarter of 2003, we repurchased $10,971,000 of our 6% Convertible Notes at a pre-tax gain of $221,000. On March 26, 2003, we redeemed the remaining $132,529,000 of our 6% Convertible Notes at a pre-tax loss of $3,486,000. The pre-tax loss consisted of a $2,266,000 redemption premium that we paid and a $1,220,000 write-off of unamortized debt issuance costs associated with the 6% Convertible Notes. These notes had a maturity date of March 15, 2005. Prior to the redemption of our 6% Convertible Notes in February 2003, we issued and sold $150,000,000 aggregate principal amount of 2.25% Convertible Notes to Salomon Smith Barney Inc. and Needham & Company, Inc., which resold the 2.25% Convertible Notes to qualified institutional buyers, and outside the United States in accordance with Regulation S under the Securities Act. We used net proceeds of $145,421,000 from the issuance and sale of the 2.25% Convertible Notes primarily to redeem our 6% Convertible Notes, with the remaining proceeds intended to be used for general corporate purposes. In connection with the issuance and sale of the 2.25% Convertible Notes, we incurred and capitalized debt issuance costs of $4,579,000, which are being amortized over the term of the 2.25% Convertible Notes. Beginning in the third quarter of 2003, the redemption of the 6% Convertible Notes, combined with the issuance and sale of the 2.25% Convertible Notes, has reduced our interest expense by approximately $1,140,000 per quarter.

Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and may restrict our ability to enter into certain types of financing. As of March 28, 2004, we were in compliance with all such covenants. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.

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

For all sales, we use a purchase order as evidence of an arrangement. Delivery generally occurs when product is delivered to a common carrier. Certain of our products are delivered on an FOB destination basis. We defer our revenue associated with these transactions until the product has been delivered to the customers' premises.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance of $48,643,000 as of March 28, 2004, due to the uncertainty of realizing the benefits of certain tax credits and net operating loss carryforwards before they expire. The valuation allowance is based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. To the extent that operating results continue to be favorable for 2004 and we anticipate favorable operating results beyond 2004, the valuation allowance may be materially reduced. Such adjustment may significantly reduce our reported income tax provision in the period of adjustment, and may increase our reported income tax provision in subsequent periods. We will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

MARKET TRENDS AND CERTAIN CONTINGENCIES

MARKET TRENDS

We expect that the expanding use of enterprise computing and storage, personal computers, increasingly complex software and the growth of new applications for disk storage, such as personal video recorders, gaming consoles, digital cameras and audio players, together with emerging opportunities in cell phones, guidance systems for automobiles and other consumer applications, will increase disk drive demand and, therefore, suspension assembly demand in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Improvements in data density of disk drives, across all disk drive market segments, have reduced unit shipments of suspension assemblies since the third quarter of 1999. However, data density has improved at a slower rate in the past year, and we believe it will continue to improve at a slower rate in 2004.

Worldwide suspension assembly shipments increased in 2003 due to overall growth in disk drives shipped and increased consumption of suspension assemblies resulting from lower yields some customers are experiencing because of the continuing challenges posed by the use of higher density recording heads. We believe that worldwide suspension assembly shipments are likely to track more closely with the growth in industry-wide disk drive shipments, which is currently forecasted by industry observers to be 12% to 15% annually over the next two years. During the second quarter of 2004, suspension assembly demand declined due to temporarily elevated levels of disk drive inventory. Although we believe this inventory is being reduced and the reduction in demand to be temporary, we continue to have limited visibility for future demand.

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

CONTINGENCIES

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

OTHER MATTERS

Over the course of the last three years, the WTO has ruled that the FSC provisions of the IRC, and the FSC's replacement provisions contained in ETI, are prohibited export subsidies under the rules of the WTO. Federal legislation introduced since 2002 has proposed the repeal of ETI. Until such legislation is signed into law, we expect to earn a net benefit under the ETI provisions similar to that previously earned under the FSC provisions of the IRC. If such legislation is signed into law, our effective tax rate could increase significantly and our business, financial condition and results of operations could be materially adversely affected.

FORWARD-LOOKING STATEMENTS

The statements above under the headings "General" and "Market Trends and Certain Contingencies" about demand for and shipments of disk drives and suspension assemblies, the impact of customer yields on suspension assembly demand and disk drive and suspension assembly technology and development, the statements under the heading "General" about our gross margins and operating results, the statements above under the heading "Market Trends and Certain Contingencies" about data density improvements in disk drives and expected tax benefits and the statements above, under the heading "Liquidity and Capital Resources," about capital expenditures and capital resources, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including slower or faster customer acceptance and adoption of new product features, fluctuating order rates, faster or slower improvements in disk drive data densities and other technological advances which affect suspension assembly and component demand, changes in market consumption of disk drives or suspension assemblies, difficulties in producing our TSA suspensions, difficulties in managing capacity, changes in manufacturing efficiencies, changes in tax laws and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our credit facility with LaSalle Bank National Association carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At March 28, 2004, there were no outstanding borrowings under the credit facility.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At March 28, 2004, we had fixed rate debt of $150,000,000.

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

                           PART II. OTHER INFORMATION
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our 38th Annual Meeting of Shareholders held on January 28, 2004, our shareholders approved the following:

         (a) the election of directors to serve until their successors are duly elected. Each nominated director was elected as follows:

Director                             Votes For       Votes Withheld
--------                             ---------       --------------
W. Thomas Brunberg                  16,702,863          7,951,375
Archibald Cox, Jr.                  24,469,808            184,430
Wayne M. Fortun                     24,451,079            203,159
Jeffrey W. Green                    24,438,116            216,122
Russell Huffer                      16,704,513          7,949,725
R. Frederick McCoy, Jr.             15,932,861          8,721,377
William T. Monahan                  24,354,121            300,117
Richard B. Solum                    16,783,860          7,870,378

         (b) a proposal to ratify the appointment of Deloitte & Touche LLP to serve as independent public accountants of the Company for the fiscal year ending September 26, 2004. The proposal received 15,462,992 votes for, and 9,174,798 votes against, ratification. There were 16,448 abstentions and no broker non-votes.

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

#10.8 Description of Fiscal Year 2004 Management Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.8 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/03).

#10.9 Description of Fiscal Year 2004 BioMeasurement Division Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to
         Exhibit 10.9 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/03).

31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32       Section 1350 Certifications.

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

(B) REPORTS ON FORM 8-K:

We filed the following Current Reports on Form 8-K during the thirteen weeks ended March 28, 2004:

1. Current Report on Form 8-K dated January 20, 2004 reporting, under Item 7 ("Financial Statements and Exhibits") of Form 8-K, the Company's first quarter earnings press release dated January 20, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HUTCHINSON TECHNOLOGY INCORPORATED

Date: May 6, 2004                             By /s/ Wayne M. Fortun
                                                 -------------------------------
                                                 Wayne M. Fortun
                                                 President and Chief Executive
                                                 Officer

Date: May 6, 2004                             By /s/ John A. Ingleman
                                                 -------------------------------
                                                 John A. Ingleman
                                                 Vice President and Chief
                                                 Financial Officer

                                INDEX TO EXHIBITS

Exhibit
  No.                                                                                                               Page
  ---                                                                                                               ----
  3.1           Amended and Restated Articles of Incorporation of HTI (incorporated by reference to       Incorporated by Reference
                Exhibit 3.1 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/29/02).

  3.2           Restated By-Laws of HTI (incorporated by reference to Exhibit 4.2 to HTI's Registration   Incorporated by Reference
                Statement on Form S-3, Registration No. 333-104074).

  4.1           Instruments defining the rights of security holders, including an indenture. The
                Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.

  4.2           Share Rights Agreement dated as of 7/19/00, between HTI and Wells Fargo Bank Minnesota,   Incorporated by Reference
                N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI's Registration
                Statement on Form 8-A, dated 7/24/00).

  4.3           Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as       Incorporated by Reference
                Trustee (incorporated by reference to Exhibit 4.5 to HTI's Registration Statement on
                Form S-3, Registration No. 333-104074).

  4.4           Purchase Agreement dated 2/18/03 by and among HTI, Salomon Smith Barney Inc. and Needham  Incorporated by Reference
                & Company, Inc. (incorporated by reference to Exhibit 4.6 to HTI's Registration
                Statement on Form S-3, Registration No. 333-104074).

  4.5           Registration Rights Agreement dated as of 2/24/03 by and among HTI, Salomon Smith Barney  Incorporated by Reference
                Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 4.7 to HTI's
                Registration Statement on Form S-3, Registration No. 333-104074).

  10.1          Office/Warehouse Lease between OPUS Corporation, Lessor, and HTI, Lessee, dated 12/29/95  Incorporated by Reference
                (incorporated by reference to Exhibit 10.2 to HTI's Quarterly Report on Form 10-Q for
                the quarter ended 3/24/96), and First Amendment to Office/Warehouse Lease dated 4/30/96
                (incorporated by reference to Exhibit 10.2 to HTI's Quarterly Report on Form 10-Q for
                the quarter ended 6/23/96).

  10.2          Directors' Retirement Plan effective as of 1/1/92 (incorporated by reference to Exhibit   Incorporated by Reference
                10.12 to HTI's Annual Report on Form 10-K for the fiscal year ended 9/27/92) and
                Amendment effective as of 11/19/97 (incorporated by reference to Exhibit 10.5 to HTI's
                Quarterly Report on Form 10-Q for the quarter ended 12/28/97).

  10.3          Hutchinson Technology Incorporated 1988 Stock Option Plan, as amended (incorporated by    Incorporated by Reference
                reference to Exhibit 10.3 to HTI's Annual Report on Form 10-K for the fiscal year ended
                9/28/03).

  10.4          Patent License Agreement, effective as of 9/1/94, between HTI and International Business  Incorporated by Reference
                Machines Corporation (incorporated by reference to Exhibit 10.11 to HTI's Quarterly
                Report on Form 10-Q/A for the quarter ended 6/25/95).

  10.5          Lease Agreement between Meridian Eau Claire LLC and HTI, dated 5/1/96 (incorporated by    Incorporated by Reference
                reference to Exhibit 10.10 to HTI's Quarterly Report on Form 10-Q for the quarter ended
                6/23/96) and First Amendment to Lease (incorporated by reference to Exhibit 10.6 to
                HTI's Annual Report on Form 10-K for the fiscal year ended 9/24/00).

  10.6          Hutchinson Technology Incorporated 1996 Incentive Plan, as amended (incorporated by       Incorporated by Reference
                reference to Exhibit 10.6 to HTI's Annual Report on Form 10-K for the fiscal year ended
                9/28/03).

  10.7          Hutchinson Technology Incorporated Incentive Bonus Plan (incorporated by reference        Incorporated by Reference
                to Exhibit 10.13 to HTI's Quarterly Report on Form 10-Q for the quarter ended 12/28/97).

  10.8          Description of Fiscal Year 2004 Management Bonus Plan of Hutchinson Technology            Incorporated by Reference
                Incorporated (incorporated by reference to Exhibit 10.8 to HTI's Quarterly Report on
                Form 10-Q for the quarter ended 12/28/03).

  10.9          Description of Fiscal Year 2004 BioMeasurement Division Bonus Plan of Hutchinson          Incorporated by Reference
                Technology Incorporated (incorporated by reference to Exhibit 10.9 to HTI's Quarterly
                Report on Form 10-Q for the quarter ended 12/28/03).

  31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.                        Filed Electronically

  31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.                        Filed Electronically

   32           Section 1350 Certifications.                                                              Filed Electronically