Form 10-Q/A
period 2004-03-28
HUTCHINSON TECHNOLOGY INC
filed 2004-05-10
CIK 772897

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 28, 2004 is being filed solely to revise Part I, Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations to correct an inadvertent misstatement regarding the Company's expectation with respect to gross margin for the third quarter of 2004. The original filing stated that the Company expects its gross margin to range from 23% to 25% of net sales for the third quarter of 2004. This Amendment revises such statement to reflect the Company's expectation that its gross margin will range from 24% to 27% of net sales for the third quarter of 2004.


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

-        manufacturing yields or efficiencies; and

-        costs of materials.


Gross margins improved in 2003 and the first half of 2004 primarily due to increased utilization of our production capacity resulting from higher shipment volumes, improved productivity and continued cost controls. Although we continue to have limited visibility for future demand, we expect our gross margin to range from 24% to 27% of net sales for the third quarter of 2004, down from 30% in the second quarter of 2004 primarily due to lower utilization of our production capacity.


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

                                              HUTCHINSON TECHNOLOGY INCORPORATED


Date: May 10, 2004                            By /s/ Wayne M. Fortun
                                                 -------------------------------
                                                 Wayne M. Fortun
                                                 President and Chief Executive
                                                 Officer



Date: May 10, 2004                            By /s/ John A. Ingleman
                                                 -------------------------------
                                                 John A. Ingleman
                                                 Vice President and Chief
                                                 Financial Officer

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

  31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.                        Filed Electronically

  31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.                        Filed Electronically

   32           Section 1350 Certifications (incorporated by reference to Exhibit 32 to HTI's Quarterly   Incorporated by Reference
                Report on Form 10-Q or the quarter ended March 28, 2004).