Form 10-Q
period 2004-06-27
HUTCHINSON TECHNOLOGY INC
filed 2004-08-09
CIK 772897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       JUNE 27, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
..

Commission File Number       0-14709

HUTCHINSON TECHNOLOGY INCORPORATED

(Exact name of registrant as specified in its charter)

MINNESOTA	41-0901840

(State or other jurisdiciton of incorporation or organization)	(I.R.S. Employer Identification No.)

40 WEST HIGHLAND PARK DRIVE N.E., HUTCHINSON, MINNESOTA	55350

(Address of principal executive offices)	(Zip code)

(320) 587-3797

(Registrant’s telephone number, including area code)

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

     Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     As of August 5, 2004 the registrant had 26,073,379 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	June 27,
	2004	September 28,
	(Unaudited)	2003
ASSETS
Current assets:
Cash and cash equivalents	$72,469	$67,505
Securities available for sale	241,839	224,860
Trade receivables, net	49,240	59,822
Other receivables	6,476	6,036
Inventories	46,144	31,290
Deferred tax assets	9,439	5,568
Other current assets (Note 8)	6,482	5,588

Total current assets	432,089	400,669
Property, plant and equipment, net	194,033	176,559
Deferred tax assets	71,283	37,840
Other assets (Note 8)	21,218	23,888

	$718,623	$638,956

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$25,578	$21,462
Accrued expenses	13,498	13,299
Accrued compensation	20,399	22,202

Total current liabilities	59,475	56,963
Convertible subordinated notes	150,000	150,000
Deferred income	2,501	408
Other long-term liabilities	89	210
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 26,075,000 and 25,804,000 issued and outstanding	261	259
Additional paid-in capital	388,213	379,663
Accumulated other comprehensive income (loss)	(1,003)	525
Retained earnings	119,087	50,928

Total shareholders’ investment	506,558	431,375

	$718,623	$638,956

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net sales	$100,400	$120,127	$347,390	$377,948
Cost of sales	76,520	81,227	246,435	258,989

Gross profit	23,880	38,900	100,955	118,959
Research and development expenses	7,441	4,332	19,115	10,417
Selling, general and administrative expenses	15,121	16,043	48,239	44,751

Income from operations	1,318	18,525	33,601	63,791
Interest expense	(815)	(560)	(2,621)	(5,776)
Interest income	1,230	1,516	3,373	4,549
Loss on debt extinguishment (Note 9)	—	—	—	(3,265)
Other income, net	1,082	774	2,806	1,380

Income before income taxes	2,815	20,255	37,159	60,679
Provision (benefit) for income taxes	(37,525)	3,848	(31,000)	11,529

Net income	$40,340	$16,407	$68,159	$49,150

Basic earnings per share	$1.55	$0.64	$2.62	$1.93
Diluted earnings per share	$1.30	$0.55	$2.22	$1.70
Weighted average common shares outstanding	26,073	25,650	26,016	25,525
Weighted average common and diluted shares outstanding	31,599	31,300	31,712	31,308

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in thousands)

	Thirty-Nine Weeks Ended
	June 27,	June 29,
	2004	2003
Operating activities:
Net income	$68,159	$49,150
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	43,245	43,322
Write-off of unamortized debt issuance costs	—	1,346
Deferred taxes	(36,426)	9,611
Loss on disposal of assets	186	—
Changes in operating assets and liabilities (Note 10)	408	3,692

Cash provided by operating activities	75,572	107,121

Investing activities:
Capital expenditures	(59,726)	(35,974)
Purchases of marketable securities	(335,367)	(167,062)
Sales and maturities of marketable securities	315,933	115,627

Cash used for investing activities	(79,160)	(87,409)

Financing activities:
Repayments of long-term debt	—	(143,924)
Repayments of capital lease obligation	—	(5,475)
Net proceeds from issuance of convertible subordinated notes	—	145,540
Net proceeds from issuance of common stock	8,552	7,721

Cash provided by financing activities	8,552	3,862

Net increase in cash and cash equivalents	4,964	23,574
Cash and cash equivalents at beginning of period	67,505	57,852

Cash and cash equivalents at end of period	$72,469	$81,426

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Columnar dollar amounts in thousands except per share amounts)

When we refer to “we,” “us,” the “Company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2004” mean the Company’s fiscal year ending September 26, 2004, references to “2003” mean the Company’s fiscal year ended September 28, 2003 and references to “2002” mean the Company’s fiscal year ended September 29, 2002.

(1) ACCOUNTING POLICIES

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

(2) ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under the Financial Accounting Standards Board (“FASB”) Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements No. 115 and No. 124. For all other investments within the scope of EITF 03-1, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. The Company does not expect that the implementation of EITF 03-1 in the fourth quarter will have a material effect on its financial statements. The additional disclosures required by EITF 03-1 will be provided in the notes to the Company’s audited fiscal 2004 financial statements.

In May 2003, the FASB issued the Company’s Statement on Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with FAS 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective for the Company during the fourth quarter of 2003. The adoption of FAS 150 did not have a material impact on the Company’s consolidated balance sheet or results of operations.

In April 2003, the FASB issued Statement on Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS 149 was effective for contracts entered into or modified after December 29, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of FAS 149 did not have a material impact on the Company’s consolidated balance sheet or results of operations.

(3) BUSINESS AND CUSTOMERS

The Company is the world’s leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. To further assure a readily available supply of products to its customers, the Company sells etched and stamped component-level suspension assembly parts, such as flexures and baseplates, to competing suspension assembly manufacturers. The Company also is engaged in the development and production of products for the medical device market, but does not expect to generate significant revenue from these products during 2004.

A breakdown of customer sales is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27,	June 29,	June 27,	June 29,
Percentage of Net Sales	2004	2003	2004	2003
Five Largest Customers	89%	82%	82%	82%
SAE Magnetics, Ltd./TDK	36	33	34	27
Alps Electric Co., Ltd.	22	26	23	27
Western Digital Corporation	13	—	13	—
Innovex, Inc.	9	7	7	5
Fujitsu Limited	9	4	5	3

(4) TRADE RECEIVABLES

The Company grants credit to customers, but generally does not require collateral or any other security to support amounts due. Trade receivables of $49,240,000 at June 27, 2004 and $59,822,000 at September 28, 2003 are net of allowances of $1,161,000 and $2,194,000, respectively. As of June 27, 2004, allowances of $1,161,000 consisted of a $555,000 allowance for doubtful accounts and a $606,000 allowance for sales returns. As of September 28, 2003, allowances of $2,194,000 consisted of a $1,097,000 allowance for doubtful accounts and a $1,097,000 allowance for sales returns.

The Company generally warrants that the goods sold by it will be free from defects in materials and workmanship for a period of 60 days following delivery to the customer. Upon determination that the goods sold are defective, the Company typically accepts the return of such goods and refunds the purchase price to the customer. The Company records a provision against revenue for estimated returns on sales of its products in the same period that the related revenues are recognized. The Company bases the allowance on historical product returns, as well as existing product return authorizations. The following table reconciles the changes in the Company’s allowance for sales returns under warranties:

	Increases in the	Reductions in the
	allowance related	allowance for
September 28,	to warranties	returns under	June 27,
2003	issued	warranties	2004
$1,097	$2,462	$(2,953)	$606

(5) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at June 27, 2004 and September 28, 2003:

	June 27,	September 28,
	2004	2003
Raw materials	$8,555	$7,417
Work in process	10,874	6,853
Finished goods	26,715	17,020

	$46,144	$31,290

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net income (A)	$40,340	$16,407	$68,159	$49,150
Plus: interest expense on convertible subordinated notes	1,008	1,001	3,022	5,556
Less: additional profit-sharing expense and income tax provision	228	271	683	1,506

Net income available to common shareholders (B)	$41,120	$17,137	$70,498	$53,200

Weighted average common shares outstanding (C)	26,073	25,650	26,016	25,525
Dilutive potential common shares	5,526	5,650	5,696	5,783

Weighted average common and diluted shares outstanding (D)	31,599	31,300	31,712	31,308

Basic earnings per share [(A)/(C)]	$1.55	$0.64	$2.62	$1.93
Diluted earnings per share [(B)/(D)]	$1.30	$0.55	$2.22	$1.70

(7) INCOME TAXES

The following table details the significant components of the Company’s deferred tax assets:

	June 27,	September 28,
	2004	2003
Current deferred tax assets:
Receivable allowance	$425	$764
Inventories	4,416	5,150
Accruals and other reserves	4,598	3,482
Valuation allowance	—	(3,828)

Total current deferred tax assets	9,439	5,568

	June 27,	September 28,
	2004	2003
Long-term deferred tax assets:
Property, plant and equipment	13,244	14,054
Deferred income	958	—
Tax credits	15,273	14,422
Net operating loss carryforwards	47,751	54,557
Valuation allowance	(5,943)	(45,193)

Total long-term deferred tax assets	71,283	37,840

Total deferred tax assets	$80,722	$43,408

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 27, 2004, the Company’s deferred tax assets included $15,273,000 of unused tax credits, $3,902,000 of which can be carried forward indefinitely and $11,371,000 of which begin to expire at various dates beginning in 2010. At June 27, 2004, the Company’s balance sheet included $47,751,000 of deferred tax assets related to net operating loss (“NOL”) carryforwards that will begin to expire in 2018. As of June 27, 2004, the Company had an estimated federal NOL carryforward of approximately $124,888,000 for United States federal tax return purposes. A portion of the credits and NOL carryforwards are subject to an annual limitation under United States Internal Revenue Code (“IRC”) Section 382.

Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its deferred tax assets. At September 28, 2003 the Company had a valuation allowance of $49,021,000, due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire. The valuation allowance was based on the Company’s historical taxable income and its estimates of future taxable income in each jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. At June 27, 2004 based on the Company’s continued review of various financial factors, including the Company’s recent historical taxable income, year-to-date operating results and its estimates of future taxable income, the Company determined that it is more likely than not that a significant portion of the tax benefits of these deferred tax assets would be realized. Accordingly, the valuation allowance was reduced by $41,318,000, resulting in a net income tax benefit of $36,202,000 for the three and nine months ended June 27, 2004 and an increase to shareholders’ equity at June 27, 2004 of $5,116,000, which relates to the exercise and/or sale of stock options by employees. At June 27, 2004, the Company had a remaining valuation allowance of $5,943,000, related primarily to certain tax credits and the uncertainty of realizing these benefits before they expire due to certain limitations. The Company will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact the Company’s financial position and results of operations.

(8) OTHER ASSETS

During the second quarter of 2002, the Company prepaid $26,000,000 related to a technology and development agreement. As of June 27, 2004, the unamortized portion of the prepayment was $18,066,000, of which $3,174,000 was included in “Other current assets” and $14,892,000 was included in “Other assets” on the accompanying condensed consolidated balance sheet. The unamortized portion is being amortized on a straight-line basis over the remaining term of the agreement which ends in 2010.

(9) LOSS ON DEBT EXTINGUISHMENT

During the first quarter of 2003, the Company repurchased $10,971,000 of its 6% Convertible Subordinated Notes due 2005 (the “6% Convertible Notes”) at a pre-tax gain of $221,000. On March 26, 2003, the Company redeemed the remaining $132,529,000 of its 6% Convertible Notes at a pre-tax loss of $3,486,000. The pre-tax loss consisted of a $2,266,000 redemption premium paid by the Company and a $1,220,000 write-off of unamortized debt issuance costs associated with the 6% Convertible Notes. These notes had a maturity date of March 15, 2005. Prior to the redemption of the Company’s 6% Convertible Notes, in February 2003, the Company issued and sold $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010 (the “2.25% Convertible Notes”) to Salomon Smith Barney Inc. and Needham & Company, Inc., which resold the 2.25% Convertible Notes to qualified institutional buyers, and outside the United States in accordance with Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Company used net proceeds of $145,410,000 from the issuance and sale of the 2.25% Convertible Notes primarily to redeem its 6% Convertible Notes, with the remaining proceeds intended to be used for general corporate purposes. In connection with the issuance and sale of the 2.25% Convertible Notes, the Company incurred and capitalized debt issuance costs of $4,590,000, which are being amortized over the term of the 2.25% Convertible Notes. Beginning in the third quarter of 2003, the redemption of the 6% Convertible Notes, combined with the issuance and sale of the 2.25% Convertible Notes, has reduced the Company’s interest expense by approximately $1,140,000 per quarter.

(10) SUPPLEMENTARY CASH FLOW INFORMATION

	Thirty-Nine Weeks Ended
	June 27,	June 29,
	2004	2003
Changes in operating assets and liabilities:
Receivables, net	$10,142	$(453)
Inventories	(14)	(5,383)
Deferred tax assets	(3,871)	1,704
Other assets	4,507	4,839
Accounts payable and accrued expenses	2,512	3,780
Other non-current liabilities	1,972	(795)

	$408	$3,692

Cash paid for:
Interest (net of amount capitalized)	$2,938	$4,664
Income taxes	$833	$8

Capitalized interest for the thirty-nine weeks ended June 27, 2004 was $567,000 compared to $453,000 for the comparable period in 2003. Interest is capitalized, using an overall borrowing rate, for assets that are being constructed or otherwise produced for the Company’s own use. Interest capitalized during the thirty-nine weeks ended June 27, 2004 was primarily for production capacity, new program tooling, process technology and capability improvements and new business systems.

(11) STOCK-BASED COMPENSATION

The Company has an employee stock purchase plan that provides for the sale of the Company’s common stock at discounted purchase prices. The cost per share under this plan is 85% of the lesser of the fair market value of the Company’s common stock on the first or last day of the purchase period, as defined.

The Company has two stock option plans under which options have been granted to employees, including officers and directors of the Company, at a price not less than the fair market value of the Company’s common stock at the date the options were granted. Options under one plan are no longer granted because the maximum number of shares available for option grants under such plan has been reached. Under the other plan, options may also be granted to certain non-employees at a price not less than the fair market value of the Company’s common stock at the date the options are granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of the Board of Directors of the Company that administers the plans. Options granted under the plans generally are exercisable one year from the date of grant.

The Company follows Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in connection with stock option grants pursuant to the stock option plans. Had compensation cost been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the Company’s pro forma net income and pro forma earnings per share would have been as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net income, as reported	$40,340	$16,407	$68,159	$49,150
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,197)	(1,504)	(3,796)	(4,579)

Pro forma net income	$39,143	$14,903	$64,363	$44,571

Earnings per share:
Basic – as reported	$1.55	$0.64	$2.62	$1.93
Basic – pro forma	$1.50	$0.58	$2.47	$1.75
Diluted – as reported	$1.30	$0.55	$2.22	$1.70
Diluted – pro forma	$1.26	$0.50	$2.10	$1.55

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

(12) LEGAL CONTINGENCIES

The Company and certain users of the Company’s products have received, and may in the future receive, communications from third parties asserting patents against the Company or its customers which may relate to certain of the Company’s manufacturing equipment or products or to products that include the Company’s products as a component. In addition, the Company and certain of the Company’s customers have been sued on patents having claims closely related to products sold by the Company. If any third party makes a valid infringement claim and a license is not available on terms acceptable to the Company, the Company’s operating results could be adversely affected. The Company expects that, as the number of patents issued continues to increase, and as the Company grows, the volume of intellectual property claims could increase. The Company may need to engage in litigation to enforce patents issued or licensed to it, protect trade secrets or know-how owned by it or determine the enforceability, scope and validity of the intellectual property rights of others. The Company could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on its results of operations.

The Company is a party to certain claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect the Company’s current or future financial position or results of operations.

(13) OTHER MATTERS

Over the course of the last three years, the World Trade Organization (“WTO”) has ruled that the Foreign Sales Corporation (“FSC”) provisions of the IRC, and the FSC’s replacement provisions contained in the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 (“ETI”), are prohibited export subsidies under the rules of the WTO. Federal legislation introduced since 2002 has proposed the repeal of ETI. Until such legislation is signed into law, the Company expects to earn a net benefit under the ETI provisions similar to that previously earned under the FSC provisions of the IRC. If such legislation is signed into law, the Company’s effective tax rate could increase significantly and its business, financial condition and results of operations could be materially adversely affected.

(14) SEGMENT REPORTING

The Company follows the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). FAS 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company considers its chief operating decision-maker to be the Chief Executive Officer.

The Company has determined that it has two reportable segments: the Disk Drive Division and the BioMeasurement Division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s most recent Annual Report on Form 10-K.

The following table represents net sales and operating income for each reportable segment.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27,	June	29,	June 27,	June 29,
	2004	2003	2004		2003
Net sales:
Disk Drive Division	$100,307	$120,037	$347,107		$377,762
BioMeasurement Division	93	90	283		186

	$100,400	$120,127	$347,390		$377,948

Income from operations:
Disk Drive Division	$3,204	$20,178	$38,832		$68,223
BioMeasurement Division	(1,886)	(1,653)	(5,231)		(4,432)

	$1,318	$18,525	$33,601		$63,791

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

(15) SUBSEQUENT EVENT

On July 22, 2004, the Company announced that its Board of Directors had approved a share repurchase program, authorizing the repurchase of up to two million shares of its common stock. The amount and timing of any repurchases of the Company’s common stock, which may be made from time to time in the open market or through privately negotiated transactions, will be based on an evaluation of market conditions, share price and other factors. The Company will fund the repurchases from available cash.

HUTCHINSON TECHNOLOGY INCORPORATED

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When we refer to “we,” “us,” “HTI,” or the “Company,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2005” mean HTI’s fiscal year ending September 25, 2005, references to “2004” mean HTI’s fiscal year ending September 26, 2004, references to “2003” mean HTI’s fiscal year ended September 28, 2003, references to “2002” mean HTI’s fiscal year ended September 29, 2002, references to “2001” mean HTI’s fiscal year ended September 30, 2001, references to “2000” mean HTI’s fiscal year ended September 24, 2000, and references to “1999” mean HTI’s fiscal year ended September 26, 1999.

GENERAL

Since the late 1980s, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components to nearly all manufacturers of disk drives and manufacturers of disk drive components for all sizes of disk drives. Suspension assemblies are a critical component of disk drives and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations are affected from time to time by disk drive industry demand changes, adjustments in inventory levels throughout the disk drive supply chain, technological changes that impact suspension assembly demand, shifts in our market position and our customers’ market positions, our customers’ production yields and our own product transitions and production capacity utilization.

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

Our shipments of suspension assemblies in 2003 were 526 million, 32% higher than our shipments in 2002. The increase was due to an increase in disk drive demand and higher suspension consumption related to lower yields some of our customers experienced as they transitioned to higher density recording heads. During the transition to higher density recording heads, some customers experienced higher levels of defective recording heads, which they were unable to detect until after they had attached the recording heads to our suspension assemblies.

Shipments of suspension assemblies in the first two quarters of 2004 were 147 and 127 million, respectively. In the third quarter of 2004 we shipped 114 million suspension assemblies, down 13 million or 10% from the second quarter of 2004. This reduction in shipments was due to reduced suspension assembly demand as a result of shifts in market share among the major disk drive makers, weaker overall disk drive demand and improved yields in customers’ manufacturing processes. We expect shipments to range from 115 million to 130 million units for the fourth quarter of 2004, although we continue to have limited visibility for future demand

Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. We may also enter into formal supply agreements with customers, which typically contain pricing provisions. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product’s life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature. To offset price decreases during a product’s life, we rely primarily on higher sales volume and improving our manufacturing yields and efficiencies to reduce our cost.

If we cannot reduce our manufacturing costs as prices decline during our products’ life cycles, our business, financial condition and results of operations could be materially adversely affected.

We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our “vendor managed inventory” facilities. Disk drive customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.

Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as changes in:

•	demand or customer requirements;

•	utilization of our production capacity;

•	product mix;

•	selling prices;

•	infrastructure costs;

•	production and engineering costs associated with production of new products;

•	manufacturing yields or efficiencies; and

•	costs of materials.

Gross margins improved to 31% in 2003 and in the first half of 2004 primarily due to increased utilization of our production capacity resulting from higher shipment volumes, improved productivity and continued cost controls. In the third quarter of 2004, our gross margin declined to 24% due to lower suspension assembly shipment volume, lower component sales and lower utilization of production capacity. Although we continue to have limited visibility for future demand, we expect our gross margin to range from 20 to 24% of net sales for the fourth quarter of 2004. We are anticipating this decline due to expected under-utilization of our production capacity, lower component demand and slightly lower average selling prices.

In 2000 and 2001, as a result of industry forecasts of slower growth for disk drive storage demand and a significant decrease in our long-term forecast for suspension demand, we recorded asset impairment charges totaling $56,523,000 and $20,830,000, respectively. However, demand for suspension assemblies in 2003 improved due to an increase in disk drive demand, an increase in suspension consumption related to lower yields some of our customers experienced as they transitioned to higher density recording heads, improvements in our market position and a slowdown in the rate of improvement in data density of disk drives in mass production. Consequently, the majority of the previously impaired assets are currently in use, and our operating results and gross margins have been, and will continue to be, impacted favorably by lower depreciation and lease expenses as a result of these previous charges. We estimate our annual savings in depreciation and lease costs due to these asset impairment charges were approximately $12,000,000 in 2003 and future annual savings will be approximately $9,000,000 in 2004 and $5,000,000 in 2005 and thereafter an aggregate of approximately $8,000,000 in additional savings.

The disk drive industry is intensely competitive, and our customers’ operating results are dependent on being the first-to-market and first-to-volume with new products at a low cost. Our dedicated Development Center typically enables us to shorten development cycles and achieve high volume output per manufacturing unit more quickly than our competitors and is an important factor in our success. The next generation of smaller disk drives and recording head sizes, such as femto, will require finer conductive leads on the suspension assembly. This requirement has lead our Development Center to increase spending to develop new production processes and equipment.

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

In addition to increases in suspension assembly demand, improvements to our operating margins depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. As part of our efforts to improve our operating results, we may need to increase or decrease our employment level to meet customer requirements. Our overall employment level was 3,446 at the end of 2003 and has increased to 3,698 at June 27, 2004. We decreased the number of additional production workers supplied by temporary staffing agencies from 210 at the end of 2003 to 13 at the end of quarter three of 2004.

RESULTS OF OPERATIONS

Thirteen Weeks Ended June 27, 2004 vs. Thirteen Weeks Ended June 29, 2003.

Net sales for the thirteen weeks ended June 27, 2004 were $100,400,000, a decrease of $19,727,000 or 16% from the comparable period in 2003. Suspension assembly sales decreased $17,943,000 from the comparable period in 2003, as a result of a 12% decrease in suspension assembly unit shipments and a 3% decline in average selling prices for our suspension assemblies. The decline in unit shipments was due to lower suspension demand primarily as a result of improved yields in customers’ manufacturing processes and shifts in market share among the major disk drive makers. Sales of suspension assembly components to other suspension assembly manufacturers decreased $1,635,000 from the comparable period in 2003.

Gross profit for the thirteen weeks ended June 27, 2004 was $23,880,000, compared to $38,900,000 for the comparable period in 2003. Gross profit as a percent of net sales decreased from 32% to 24%. The decrease was primarily due to the decrease in sales mentioned above resulting in lower utilization of our production capacity.

Research and development expenses for the thirteen weeks ended June 27, 2004 were $7,441,000 compared to $4,331,000 for the comparable period in 2003. The increase was attributable to $1,723,000 of higher labor expenses due to the hiring of additional personnel to meet increased customer-specific development efforts and process improvements. The increase also includes $1,331,000 in supplies and prototype build expenses to support customer-specific programs. As a percent of net sales, research and development expenses increased from 4% in the third quarter of 2003 to 8% in the third quarter of 2004.

Selling, general and administrative expenses for the thirteen weeks ended June 27, 2004 were $15,121,000, a decrease of $923,000 or 6% from the comparable period in 2003. The decrease was primarily attributable to lower incentive compensation costs of $2,385,000, partially offset by $400,000 in higher professional services fees, $265,000 in increased expenses for on-site service and support to our customers in Asia, increased labor expenses of $254,000 and $141,000 in increased expenses for our BioMeasurement Division. Overall, selling, general and administrative expenses as a percent of net sales increased from 13% in the third quarter of 2003 to 15% in the third quarter of 2004.

Income from operations for the thirteen weeks ended June 27, 2004 was $1,318,000, compared to $18,525,000 for the comparable period in 2003. Income from operations for the thirteen weeks ended June 27, 2004 included a $1,886,000 loss from operations for our BioMeasurement Division segment, compared to a $1,653,000 loss for the comparable period in 2003.

Interest expense for the thirteen weeks ended June 27, 2004 was $815,000, an increase of $255,000 from the comparable period in 2003.

Interest income for the thirteen weeks ended June 27, 2004 was $1,230,000, a decrease of $286,000 from the comparable period in 2003. This was primarily a result of lower investment yields, partially offset by a higher average investment balance.

Other income, net of other expenses, for the thirteen weeks ended June 27, 2004 was $1,082,000, an increase of $308,000 from the comparable period in 2003 primarily due to increased royalty income.

The income tax provisions for the thirteen weeks ended June 27, 2004 and June 29, 2003 were based on estimated effective tax rates for each fiscal year of 14% and 19%, respectively, excluding the release of the valuation allowance discussed below and under Critical Accounting Policies – Income Taxes. These rates are below the statutory federal rate primarily due to our estimate of the benefit derived from the Foreign Sales Corporation (FSC) Repeal and Extraterritorial Income Exclusion Act of 2000 (EIE) provisions related to export of U.S. products, and our estimate of our utilization of net operating loss (NOL) carryforwards. The effective tax rate for the quarter ended June 27, 2004 reflects the impact of adjusting our estimated annual effective tax rate for 2004, excluding the release of the valuation allowance, from 19% to 14% during the quarter, as a result of changes to our estimate of the benefit derived from the FSC Repeal and EIE provisions.

During the third quarter of 2004, we released $41,318,000 of the valuation allowance related to the future tax benefits of NOL carryforwards, resulting in a net income tax benefit of $36,202,000 for the thirteen weeks ended June 27, 2004 and an increase to shareholders’ equity at June 27, 2004 of $5,116,000. Based on our taxable income in prior years, our year-to-date operating results and our estimates of future taxable income, we concluded that it is more likely than not that a significant portion of our NOL carryforwards will be realized.

Net income for the thirteen weeks ended June 27, 2004 was $40,340,000, compared to net income of $16,407,000 for the comparable period in 2003. Net income for the thirteen weeks ended June 27, 2004 included the above-mentioned $36,202,000 tax adjustment.

Thirty-nine Weeks Ended June 27, 2004 vs. Thirty-nine Weeks Ended June 29, 2003.

Net sales for the thirty-nine weeks ended June 27, 2004 were $347,390,000, a decrease of $30,558,000 or 8% from the comparable period in 2003. Suspension assembly sales decreased $26,723,000 from the comparable period in 2003, as a result of a 6% decline in average selling prices for our suspension assemblies and a 2% decrease in suspension assembly unit shipments. Sales of suspension assembly components to other suspension assembly manufacturers decreased $3,321,000 from the comparable period in 2003.

Gross profit for the thirty-nine weeks ended June 27, 2004 was $100,955,000, compared to $118,959,000 for the comparable period in 2003. The decrease was primarily due to the lower sales mentioned above. Gross profit as a percent of net sales was 29% for the first three quarters of 2004 and 31% for the comparable period in 2003.

Research and development expenses for the thirty-nine weeks ended June 27, 2004 were $19,115,000 compared to $10,417,000 for the comparable period in 2003. The comparable period expenses were reduced by customer funding of $2,441,000 for the development of an advanced suspension assembly. The increase was also attributable to $3,766,000 in higher labor expenses due to the hiring of additional personnel to meet increased customer specific development efforts and process improvements and $2,130,000 in supplies and prototype build expenses to support customer specific programs. As a percent of net sales, research and development expenses increased from 3% for the first three quarters of 2003 to 6% for the first three quarters of 2004.

Selling, general and administrative expenses for the thirty-nine weeks ended June 27, 2004 were $48,239,000, an increase of $3,488,000 or 8% from the comparable period in 2003. The increase was primarily attributable to

$1,400,000 in higher professional service fees, $620,000 in increased expenses for our BioMeasurement Division, $577,000 in higher supply expenses related to the design of our new enterprise resource planning (ERP) business system, $551,000 in increased on-site service and support to our customers in Asia and $363,000 in higher labor expense. Overall, selling, general and administrative expenses as a percent of net sales increased from 12% for the first three quarters of 2003 to 14% for the first three quarters of 2004.

Income from operations for the thirty-nine weeks ended June 27, 2004 was $33,601,000, compared to $63,791,000 for the comparable period in 2003. Income from operations for the first three quarters of 2004 included a $5,231,000 loss from operations for our BioMeasurement Division segment, compared to a $4,432,000 loss for the comparable period in 2003.

Interest expense for the thirty-nine weeks ended June 27, 2004 was $2,621,000, a decrease of $3,155,000 from the comparable period in 2003, primarily due to the lower interest rate on our 2.25% Convertible Notes.

Interest income for the thirty-nine weeks ended June 27, 2004 was $3,373,000, a decrease of $1,176,000 from the comparable period in 2003. This was primarily a result of lower investment yields and a loss on the sale of certain securities, partially offset by a higher average investment balance.

Other income, net of other expenses, for the thirty-nine weeks ended June 27, 2004 was $2,806,000, an increase of $1,426,000 from the comparable period in 2003 primarily due to increased royalty income.

During the second quarter of 2003, we retired $132,529,000 of our 6% Convertible Notes before their maturity. In connection with this transaction, we recorded a $3,486,000 pre-tax loss on debt extinguishment. See Note 9, “Loss on Debt Extinguishment,” in the notes to the condensed consolidated financial statements.

The income tax provisions for the thirty-nine weeks ended June 27, 2004 and June 29, 2003 were based on estimated effective tax rates for each fiscal year of 14% and 19%, respectively, excluding the release of the valuation allowance discussed below and under Critical Accounting Policies – Income Taxes. These rates are below the statutory federal rate primarily due to our estimate of the benefit derived from the FSC Repeal and EIE provisions related to export of U.S. products and our estimate of our utilization of NOL carryforwards. We adjusted our annual effective tax rate for 2004 from 19% to 14%, excluding the release of the valuation allowance, during the third quarter of 2004, as a result of changes to our estimate of the benefit derived from the FSC Repeal and EIE provisions.

During the third quarter of 2004, we released $41,318,000 of the valuation allowance related to the future tax benefits of NOL carryforwards, resulting in a net income tax benefit of $36,202,000 for the thirty-nine weeks ended June 27, 2004 and an increase to shareholders’ equity at June 27, 2004 of $5,116,000. Based on our taxable income in prior years, our year-to-date operating results and our estimates of future taxable income, we concluded that it is more likely than not that a significant portion of our NOL carryforwards will be realized.

Net income for the thirty-nine weeks ended June 27, 2004 was $68,159,000 compared to net income of $49,150,000 for the comparable period in 2003. Net income as a percent of net sales increased from 13% for the first three quarters of 2003 to 20% for the first three quarters of 2004. Net income for the first three quarters of 2004 included the above-mentioned $36,202,000 tax adjustment, and net income for the first three quarters of 2003 included the above-mentioned loss on debt extinguishment.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents increased from $67,505,000 at September 28, 2003 to $72,469,000 at June 27, 2004. Our securities available for sale increased from $224,860,000 to $241,839,000 during the same period. Overall, this reflects a $21,943,000 increase in our cash and cash equivalents and securities available for sale for the thirty-nine weeks ended June 27, 2004, primarily as a result of generating cash from operating activities of $75,572,000, partially offset by our capital expenditures of $59,726,000.

On January 30, 2004, we entered into a Loan Agreement with LaSalle Bank National Association, establishing a $10,000,000 unsecured credit facility. As of June 27, 2004, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled approximately $1,795,000 as of such date, resulting in approximately $8,205,000 of remaining availability. Our Financing Agreement with The CIT Group/Business Credit, Inc., providing for a line of credit of $50,000,000, was terminated during the quarter ended March 28, 2004.

Cash used for capital expenditures totaled $59,726,000 for the thirty-nine weeks ended June 27, 2004. We anticipate capital expenditures to total approximately $90,000,000 in 2004 primarily for increases in production capacity, process technology and capability improvements, new program tooling and new business systems. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents and securities available for sale.

On July 22, 2004, we announced that our Board of Directors had approved a share repurchase program, authorizing our repurchase of up to two million shares of our common stock. The amount and timing of any repurchases of our common stock, which may be made from time to time in the open market or through privately negotiated transactions, will be based on our evaluation of market conditions, share price and other factors. We will fund the repurchases from available cash.

During the first quarter of 2003, we repurchased $10,971,000 of our 6% Convertible Notes at a pre-tax gain of $221,000. On March 26, 2003, we redeemed the remaining $132,529,000 of our 6% Convertible Notes at a pre-tax loss of $3,486,000. The pre-tax loss consisted of a $2,266,000 redemption premium that we paid and a $1,220,000 write-off of unamortized debt issuance costs associated with the 6% Convertible Notes. These notes had a maturity date of March 15, 2005. Prior to the redemption of our 6% Convertible Notes in February 2003, we issued and sold $150,000,000 aggregate principal amount of 2.25% Convertible Notes to Salomon Smith Barney Inc. and Needham & Company, Inc., which resold the 2.25% Convertible Notes to qualified institutional buyers, and outside the United States in accordance with Regulation S under the Securities Act. We used net proceeds of $145,410,000 from the issuance and sale of the 2.25% Convertible Notes primarily to redeem our 6% Convertible Notes, with the remaining proceeds intended to be used for general corporate purposes. In connection with the issuance and sale of the 2.25% Convertible Notes, we incurred and capitalized debt issuance costs of $4,590,000, which are being amortized over the term of the 2.25% Convertible Notes. Beginning in the third quarter of 2003, the redemption of the 6% Convertible Notes, combined with the issuance and sale of the 2.25% Convertible Notes, has reduced our interest expense by approximately $1,140,000 per quarter.

Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and may restrict our ability to enter into certain types of financing. As of June 27, 2004, we were in compliance with all such covenants. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.

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

Revenue Recognition

In recognizing revenue in any period, we apply the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition.” We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.

For all sales, we use a purchase order as evidence of an arrangement. Delivery generally occurs when product is delivered to a common carrier. Certain of our products are delivered on an FOB destination basis. We defer our revenue associated with these transactions until the product has been delivered to the customers’ premises.

We also store inventory in warehouses (“vendor managed inventory” (VMI) facilities) that are located close to the customer’s manufacturing facilities. Revenue is recognized on sales from VMI facilities upon the transfer of title and risk of loss, following the customer’s acknowledgement of the receipt of the goods.

We also enter into arrangements with customers that provide us with reimbursement for guaranteed capacity. We recognize the associated revenue over the estimated life of the program for which the capacity is guaranteed.

Accounts Receivable

We are dependent on a limited number of customers, and as a result, our trade accounts receivable is highly concentrated. We establish an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of uncollectability based on past transaction history with the customer and the customer’s financial condition. While we perform ongoing credit reviews of our customers and have established an allowance for doubtful accounts, a significant deterioration in the financial condition of any significant customer may result in additional charges to increase the allowance for doubtful accounts or to write off certain accounts.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our statement of operations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At September 28, 2003 we had a valuation allowance of $49,021,000, due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire. The valuation allowance was based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. At June 27, 2004 based on our continued review of various factors, including our recent historical taxable income, year-to-date operating results and our estimates of future taxable income, we determined that it is more likely than not that a significant portion of these deferred tax assets would be realized. Accordingly, the valuation allowance was reduced by $41,318,000, resulting in a net income tax benefit of $36,202,000 for the three and nine months ended June 27, 2004 and an increase to shareholders’ equity at June 27, 2004 of $5,116,000, which relates to the exercise and/or sale of stock options by employees. At June 27, 2004, we have a remaining valuation allowance of $5,943,000, related primarily to certain tax credits and the uncertainty of realizing these benefits before they expire due to certain limitations. We will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

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

Worldwide suspension assembly shipments increased in 2003 due to overall growth in disk drives shipped and increased consumption of suspension assemblies resulting from lower yields some customers experienced because of the continuing challenges posed by the use of higher density recording heads. We believe that worldwide suspension assembly shipments are likely to track more closely with the growth in industry-wide disk drive shipments, which is currently forecasted by industry observers to be 12% to 15% annually over the next two years. During the second quarter and throughout the third quarter of 2004, our suspension assembly demand declined as a result of shifts in market share among the major disk drive makers, weaker overall disk drive demand and improved yields in customers’ manufacturing processes. We continue to have limited visibility for future demand.

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

The next generation of smaller disk drives and recording head sizes, such as femto, will require finer conductive leads on the suspension assembly. This requirement has lead our Development Center to increase spending to develop new production processes and equipment. The introduction of new types or sizes of read/write heads and disk drives tends to initially decrease customers’ yields with the result that we may experience temporary elevations of demand for some types of suspension assemblies. We believe reduced yields at some of our customers due to their transition to higher density recording heads resulted in increased shipments of our suspension assemblies in 2003 and the first half of 2004. As programs mature, higher customer yields decrease the demand for suspension assemblies as experienced in the third quarter of 2004. The advent of new heads and new drive designs may require rapid development and implementation of new suspension assembly types which temporarily may increase our development spending and reduce our manufacturing yields and efficiencies. These changes will continue to affect us.

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

Other Matters

Over the course of the last three years, the WTO has ruled that the FSC provisions of the IRC, and the FSC’s replacement provisions contained in ETI, are prohibited export subsidies under the rules of the WTO. Federal legislation introduced since 2002 has proposed the repeal of ETI. Until such legislation is signed into law, we expect to earn a net benefit under the ETI provisions similar to that previously earned under the FSC provisions of the IRC. If such legislation is signed into law, our effective tax rate could increase significantly and our business, financial condition and results of operations could be materially adversely affected.

Forward-Looking Statements

The statements above under the headings “General” and “Market Trends and Certain Contingencies” about demand for and shipments of disk drives and suspension assemblies, the impact of customer yields on suspension assembly demand and disk drive and suspension assembly technology and development, the statements under the heading “General” about our gross margins, expected savings in depreciation and lease costs, and our operating results, the statements above under the heading “Market Trends and Certain Contingencies” about data density improvements in disk drives, expected tax benefits, and intellectual property matters and the statements above, under the heading “Liquidity and Capital Resources,” about capital expenditures, capital resources, and share repurchases, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including slower or faster customer acceptance and adoption of new product features, fluctuating order rates, faster or slower improvements in disk drive data densities and other technological advances which affect suspension assembly and component demand, changes in market consumption of disk drives or suspension assemblies, difficulties in producing our TSA suspensions, difficulties in managing capacity, changes in manufacturing efficiencies, changes in tax laws and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our credit facility with LaSalle Bank National Association carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At June 27, 2004, there were no outstanding borrowings under the credit facility.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At June 27, 2004, we had fixed rate debt of $150,000,000.

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

HUTCHINSON TECHNOLOGY INCORPORATED

Date:	August 9, 2004	By	/s/Wayne M. Fortun

Wayne M. Fortun President and Chief Executive Officer

Date:	August 9, 2004	By	/s/John A. Ingleman

John A. Ingleman Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.		Page
3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).	Incorporated by Reference
3.2	Restated By-Laws of HTI.	Filed Electronically
4.1	Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.
4.2	Share Rights Agreement dated as of 7/19/00, between HTI and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI’s Registration Statement on Form 8-A, dated 7/24/00).	Incorporated by Reference
4.3	Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).	Incorporated by Reference
4.4	Purchase Agreement dated 2/18/03 by and among HTI, Salomon Smith Barney Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 4.6 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).	Incorporated by Reference
4.5	Registration Rights Agreement dated as of 2/24/03 by and among HTI, Salomon Smith Barney Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 4.7 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).	Incorporated by Reference
10.1	Office/Warehouse Lease between OPUS Corporation, Lessor, and HTI, Lessee, dated 12/29/95 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 3/24/96), and First Amendment to Office/Warehouse Lease dated 4/30/96 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/23/96).	Incorporated by Reference
10.2	Directors’ Retirement Plan effective as of 1/1/92 (incorporated by reference to Exhibit 10.12 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/27/92) and Amendment effective as of 11/19/97 (incorporated by reference to Exhibit 10.5 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/28/97).	Incorporated by Reference
10.3	Hutchinson Technology Incorporated 1988 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/28/03).	Incorporated by Reference
10.4	Patent License Agreement, effective as of 9/1/94, between HTI and International Business Machines Corporation (incorporated by reference to Exhibit 10.11 to HTI’s Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95).	Incorporated by Reference

Exhibit
No.		Page
10.5	Lease Agreement between Meridian Eau Claire LLC and HTI, dated 5/1/96 (incorporated by reference to Exhibit 10.10 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/23/96) and First Amendment to Lease (incorporated by reference to Exhibit 10.6 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/24/00).	Incorporated by Reference
10.6	Hutchinson Technology Incorporated 1996 Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/28/03).	Incorporated by Reference
10.7	Hutchinson Technology Incorporated Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/28/97).	Incorporated by Reference
10.8	Description of Fiscal Year 2004 Management Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.8 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/28/03).	Incorporated by Reference
10.9	Description of Fiscal Year 2004 BioMeasurement Division Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.9 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/28/03).	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically