Form 10-K
period 2004-09-26
HUTCHINSON TECHNOLOGY INC
filed 2004-12-09
CIK 772897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 26, 2004
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to .

Commission file number 0-14709

Hutchinson Technology Incorporated

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0901840 (I.R.S. employer identification no.)

40 West Highland Park Drive NE Hutchinson, Minnesota (Address of principal executive offices)	55350 (Zip code)

(320) 587-3797

________________________________________________________________________________
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share Common Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒     No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 26, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $695,248,916, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of December 2, 2004 the registrant had 24,951,270 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for the annual meeting of shareholders to be held January 26, 2005 are incorporated by reference in Part III.

Forward-Looking Statements

The information presented in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties, including those discussed under “Risk Factors” on pages 9-16 and “Forward-Looking Statements” on page 28 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, we caution you not to place undue reliance on these forward-looking statements.

PART I

HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item 1. Business

      When we refer to “we,” “us,” the “Company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2005” mean our fiscal year ending September 25, 2005, references to “2004” mean our fiscal year ended September 26, 2004, references to “2003” mean our fiscal year ended September 28, 2003, references to “2002” mean our fiscal year ended September 29, 2002, references to “2001” mean our fiscal year ended September 30, 2001, references to “2000” mean our fiscal year ended September 24, 2000 and references to “1999” mean our fiscal year ended September 26, 1999.

Overview

      We are the world’s leading supplier of suspension assemblies for hard disk drives (“disk drives”), supplying products for all sizes and types of disk drives. Suspension assemblies are critical components of disk drives that hold the recording heads in position above the spinning magnetic disks. We manufacture our suspension assemblies with proprietary technology and processes to precise specifications with very low part-to-part variation. These specifications are critical to maintaining the necessary microscopic clearance between the head and disk and the electrical connectivity between the head and the drive circuitry. We estimate that we produce a majority of all suspension assemblies sold to disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. During 2004, we shipped 538 million suspension assemblies of all types. We supply nearly all domestic and foreign-based manufacturers of disk drives and manufacturers of disk drive components, including Alps, ExcelStor, Fujitsu, GS Magicstor, Hitachi Global Storage Technologies, Innovex, Kaifa, K.R. Precision, Magnecomp, Maxtor, Pemstar, SAE Magnetics/ TDK, Samsung, Seagate Technology, Toshiba and Western Digital.

      We incorporated in Minnesota in 1965, and we developed our leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in process capabilities, product features and manufacturing capacity. We will continue to invest in advancing suspension assembly technology, enhancing our process capabilities and expanding our production capacity to maintain our market leadership position. We have maintained our leadership position through multiple technological transitions in the disk drive industry over the past decade.

      We are focused on continuing to develop suspension assemblies that address the rapidly changing requirements of the disk drive industry. We design our suspension assemblies to satisfy the changing market demands and performance standards required by our disk drive industry customers. TSA suspensions incorporate thin electrical conductors in the suspension itself used to connect the recording head to the drive’s electronic circuitry. Our TSA suspensions have been widely adopted by the disk drive industry because they have enabled customers to improve yields and throughput, eliminate manufacturing steps and adopt automated assembly processes, all of which lower their overall costs of production. In 2004, we shipped 462 million TSA suspensions. We also sell TSA components to competitors who manufacture TSA suspensions under licensing agreements with us. We believe our TSA suspension has become a disk drive industry standard platform onto which we can integrate additional features currently in production, as well as new features currently in development.

Industry Background

      The expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software and the growth of new applications for disk storage, such as consumer electronic applications, historically has fueled growth in disk drive shipments. After the first-ever decline in unit shipments of disk drives in calendar 2001, IDC estimated that unit shipments increased 12% in calendar 2002 over calendar 2001 and 19% in calendar 2003 over calendar 2002. Industry observers currently estimate that unit shipments will increase 16% in calendar 2004 over calendar 2003.

      For calendar 2005, industry observers currently estimate that disk drive unit shipments will increase 13% over calendar 2004. We expect this growth in 2005 will be stimulated in particular by the expansion of storage-intensive data warehousing, internet and intranet applications and the increasing use of disk drives for consumer electronic applications such as personal video recorders, gaming consoles, digital cameras and audio players, together with emerging opportunities in cell phones and guidance systems in automobiles. Growth in disk drive unit shipments beginning at the end of 2002 and through 2004 resulted in increased demand for suspension assemblies, and we believe continued growth in 2005 will further increase demand for suspension assemblies.

      The demand for suspension assemblies is influenced by multiple factors. Improvement in data density (the amount of data that can be stored per square inch of disk surface) tends to decrease demand for suspension assemblies. Growth in overall disk drive demand tends to increase demand for suspension assemblies. From 1999 to 2002, data density across all disk drive market segments improved at a rate faster than overall disk drive storage demand. Therefore, disk drive makers were able to meet the market demand with drives that have fewer disks and related components, including suspension assemblies. As a result, we estimate that the average number of suspension assemblies required per drive declined from approximately 4.5 in 1999 to approximately 2.3 in 2003. Our total suspension assembly shipments decreased from 583 million during 1999 to 398 million in 2002, but increased to 526 million in 2003 as a result of an industry-wide increase in disk drive shipments, an increase in suspension consumption related to the lower yields some of our customers experienced as they transitioned to higher density recording heads and improvements in our market position.

      We estimate that the average number of suspension assemblies required per drive remained steady at approximately 2.3 in 2004. We shipped 538 million suspension assemblies in 2004, up 2% compared with 2003. This increase was due to growth in overall disk drive shipments and the slower rate of improvement in data density offset by downward pressures on suspension assembly demand resulting from shifts in market share and product mix among the major disk drive makers, weaker overall disk drive demand and improved yields in our customers’ manufacturing processes. Although we continue to have limited visibility for future demand, we expect continued seasonally high demand in the first quarter of 2005 and anticipate that our shipment volumes will exceed the shipment volumes in the comparable period in 2004, primarily due to higher volumes with certain customers.

      Industry transitions in head technology also impact demand for suspension assemblies. During past industry transitions, such as to higher density recording heads or to smaller head sizes, production yields of head manufacturers initially were reduced. Because a significant portion of head yield reduction occurs after the recording head is bonded onto the suspension assembly, low yields at our customers often result in increased demand for suspension assemblies in order to achieve desired disk drive shipment levels. During 2003, most of our customers continued to transition to higher density recording heads, and demand for our products increased due to reduced production yields experienced by these customers. In 2004, we believe our customers improved their manufacturing yields with higher density recording heads, resulting in fewer suspension assemblies being lost to scrap in their manufacturing processes.

      We believe that end user demand for storage capacity will continue to increase as rapidly evolving technology and computer applications continue to require storage devices with increased capacity and functionality. We expect that worldwide demand for suspension assemblies will track closely the anticipated growth for disk drive shipments in 2005, which is currently forecasted by industry observers to be 13%. We continually monitor technological developments in the data storage arena and do not believe that technology is experiencing a fundamental shift away from disk drive storage. On an ongoing basis, we review technological threats to the disk drive market and utilize various universities, consortiums and industry participants to provide additional third-party insights. We believe disk drives will remain the dominant data storage technology for the foreseeable future.

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

      Suspension assemblies are critical to disk drive performance and reliability. We design our suspension assemblies with a focus on the increasing performance requirements of new disk drives, principally smaller recording heads, increased data density, improved head to disk stability during a physical shock event and reduced data access time. Technological advances in and the miniaturization of disk drives generally requires suspension assemblies with lower variability, specialized design, expanded functionality and greater precision. One of the major determinants of disk drive performance and data storage capacity is the microscopic height at which the recording head “flies” above the disk. Suspension assemblies hold the recording heads in position and are a significant factor in controlling the critical flying height of the head above the disk and maintaining the position of the head on the tracks of data. A typical nominal flying height is less than one millionth of an inch (a sheet of paper is approximately 3,000 millionths of an inch thick).

      Disk drive storage capacity increases as data density increases. The disk drive industry has improved data density by lowering the fly height of the recording head, using smaller, higher density recording heads with advanced air bearing designs and improving other components such as motors and media. We continue to develop our products and manufacturing processes to enable the use of smaller disks and recording heads in disk drives that offer performance characteristics optimized for specific applications, including a growing range of consumer electronic applications.

Products

      We categorize our current products as either suspension assemblies or other products, which consist primarily of etched and stamped components used in connection with, or related to, suspension assemblies.

      The following table shows, for each of 2004, 2003 and 2002, the relative contribution to net sales in millions of dollars and percentages of each product category:

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

Suspension Assemblies	$444.3	95%	$458.8	92%	$368.1	94%
Other Products	25.4	5	40.1	8	22.6	6

Total Net Sales	$469.7	100%	$498.9	100%	$390.7	100%

      See Note 12 to the consolidated financial statements contained in Item 15 herein for financial information with respect to our business segments and a distribution of revenue and long-lived assets by geographic area for each of 2004, 2003 and 2002. See also Eleven-Year Selected Financial Data.

Suspension Assemblies

      During 2004, we shipped 538 million suspension assemblies of all types, including TSA and conventional suspension assemblies. We have developed significant proprietary capabilities in the design and production of suspension assemblies for both current and emerging disk drive designs. We have positioned ourselves in the forefront of industry technology transitions by developing improved suspension assemblies in anticipation of new generations of higher performance disk drives and recording heads. We have the capability to produce multiple variations of suspension assemblies. This capability permits us to assist customers’ design efforts and meet the varied and changing requirements of specific customers.

      TSA Suspension Assemblies — The disk drive industry has widely adopted our TSA suspensions and they are now in use at all major disk drive makers. Currently, we estimate that approximately 60% of all suspensions shipped in the industry are TSA suspensions. These suspensions integrate into the suspension thin electrical conductors that connect directly with the recording head. The integral etched copper conductors of the TSA suspension are pre-positioned on the suspension assembly from the head region through the length of the suspension and, in some cases, along the actuator. We believe features of our current TSA suspensions, such as extended electrical conductors, clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts and dual stage actuation capabilities, will accommodate higher levels of precision required in suspension assemblies for several years. Because of the integration of electrical circuitry into the suspension assembly, our TSA suspensions command a higher sale price than our conventional suspensions.

      In 2004, we shipped 462 million TSA suspensions. TSA suspensions accounted for approximately 83% of our 2002 suspension assembly shipments and approximately 86% of our 2003 and 2004 suspension assembly shipments. We expect them to account for approximately 85% to 90% of our total suspension assembly shipments during 2005.

      Conventional Suspension Assemblies — In 2004, we shipped 76 million conventional suspension assemblies, as compared to 73 million in 2003 and 70 million in 2002. Conventional suspension assemblies accounted for approximately 9% of our total revenue, and approximately 14% of our suspension assembly shipments, in 2004. Conventional suspension assemblies do not provide the electrical connectivity features of a TSA suspension, but rather an electrical circuit must be added by the customer. We expect conventional suspension assemblies to account for approximately 10% to 15% of our total suspension assembly shipments during 2005.

Other Products

      To further assure customers that the TSA suspensions they require for their products will be readily available when and where they are needed, we manufacture and sell to competitive suspension assembly manufacturers etched and stamped component-level parts, such as flexures and baseplates, for TSA suspensions. In 2004, component sales accounted for approximately 4% of our revenue. We expect our sales of components to account for approximately 2% to 4% of our revenue during 2005.

      Our BioMeasurement Division has developed a medical device called the InSpectraTM Spectrometer system that uses an optical technology to measure local, rather than systemic, oxygen saturation of hemoglobin in tissue. The device measures tissue oxygenation non-invasively and painlessly, at various depths, intermittently or continuously and without being affected by motion. During 2002, we sold our first units, and in 2003 and 2004 we marketed this device to researchers and early adopters in key trauma centers. We recently launched a prospective, multi-site clinical trial that aims to produce further statistical evidence of this device’s clinical effectiveness and value. We do not expect to generate significant revenue from this device during 2005.

Manufacturing

      Our manufacturing strategy focuses on reliably producing suspension assemblies in high volume with the consistent precision and features required by our customers. We have developed advanced process, inspection and measurement systems and automated production equipment. We have adopted an integrated manufacturing approach that closely couples design, tooling and manufacturing, which has facilitated the development, implementation and high-volume production of new suspension assembly products. We believe that our integrated approach and dedicated development capability gives us a competitive advantage in quickly supplying suspension assembly prototypes and commencing volume manufacturing.

      Our integrated manufacturing approach also helps us to respond to short-term shifts in market demand. Fluctuations in demand from quarter to quarter and an increasing number of customer programs in volume production requires overall business agility. We must operate efficiently over a wider range of peak volumes and product types, often producing a wider variety of suspension assemblies in lower volumes.

      A suspension assembly consists of three to four components that are laser-welded together. TSA suspension assemblies also incorporate electrical conductors, produced through a subtractive process, which provide electrical connection from the recording head to the disk drive’s electronic circuitry. Alignment, adjustment and freedom from imperfections and contaminants are of critical importance. Our products require several manufacturing processes, each dependent on different technical disciplines, to ensure the high degree of precision and process control necessary to meet strict customer requirements. We have developed sophisticated proprietary manufacturing processes and controls, and related equipment, which are essential to the precision and reliability of our products. The manufacturing processes we employ include photoetching, stamping, chemical deburring, automated optical inspection, plasma etching, plating, precision forming, laser welding and ultrasonic cleaning. We monitor and control these processes through statistical process analysis to track critical parameters and take corrective action as required.

      Our critical raw material needs are available through multiple sources of supply, with the following exceptions. Certain types of stainless steel and photoresist, a liquid compound used in the photoetching process, are available from only one supplier, and the laminate of stainless steel, coverlay and copper that meets our strict specifications is currently available from only two suppliers. To protect against the adverse effect of a short-term supply disruption, we maintain several weeks’ supply of these materials.

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

Research and Development

      We participate in an industry that is subject to rapid technological change, and our ability to remain competitive depends on, among other things, our ability to anticipate and respond to changes and to continue our close working relationships with the engineering staffs of our customers. As a result, we have devoted and will continue to devote substantial resources to product development and process engineering efforts. As of September 26, 2004, we employed 838 engineers and technicians who are responsible for implementing new technologies as well as process and product development and improvements. Expenditures for these activities in 2004, 2003 and 2002 amounted to $50,275,000, $37,048,000 and $40,419,000, respectively. Of these amounts, we classified $28,258,000, $14,945,000 and $17,663,000, respectively, as research and development expenses, with the remainder, relating to quality, engineering and manufacturing support, classified as cost of goods sold. Research and development expenses for 2004 and 2003 were reduced by customer funding of $3,268,000 and $4,755,000, respectively, for certain advanced suspension assembly development costs. We expect that our research and development spending will increase in 2005 to levels exceeding our 2004 spending primarily due to investments in equipment, tooling and process capabilities and to develop new products and product features.

      The miniaturization of disk drives, the development of smaller recording heads, continuing improvement in data density and the increasing use of disk drives in consumer electronic applications necessitates the further miniaturization of suspension assemblies. Through continued investment in research and development, our existing processes for manufacturing TSA suspension assemblies are being extended to meet escalating customer requirements for precision and performance. Longer term, we expect to implement alternative technologies, including additive processing of suspension assemblies, for future manufacturing of our products. Additive processing involves depositing a thin seed layer of metal onto a polyimide surface in the shape of the desired circuitry and then imaging and chemically plating up that seed layer to form the suspension’s electrical conductors. We are currently developing the process capabilities that we believe will be required to produce future generations of suspension assemblies.

      Our research and development efforts also are directed at continuing to develop suspension assembly features that enable our products to meet performance criteria desired by our customers for specific drive applications. Our current suspension assembly features include extended electrical conductors, clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts and dual stage actuation capabilities. Activity in our dedicated Development Center was at record levels throughout 2004 to meet these research and development demands.

      We have developed a medical device in our BioMeasurement Division that measures local tissue oxygenation. Our current research and development efforts in the BioMeasurement Division focus on clinical studies to create a body of knowledge about the effectiveness and value of our device for patients who are in shock and other medical applications. In addition, we are continuing to devote engineering resources to ongoing product development. For 2004, 2003 and 2002, research and development expenses for the BioMeasurement Division were approximately $2,489,000, $1,899,000 and $1,674,000, respectively.

Customers and Marketing

      Our disk drive products are sold principally through our own sixteen-member account management team operating primarily from our headquarters in Hutchinson, Minnesota. Through two subsidiaries, we have five customer support managers, fourteen technical representatives and six quality coordinators in Asia. We sell our suspension assemblies to original equipment manufacturers for use in their products and to subassemblers who sell to original equipment manufacturers. We also sell suspension assembly components to competitors. Our account management team is organized by individual customer and contacts are typically initiated with both the customer’s purchasing agents and its engineers. Our engineers and account management team together actively participate in the selling process and in maintaining customer relationships.

      We have established “vendor managed inventory” (VMI) facilities near the major production centers of certain individual customers to assure that we meet the customers’ inventory requirements. During 2004, approximately 70% of our suspension assembly shipments were distributed to our customers in Hong Kong, Japan, the People’s Republic of China and Thailand through our VMI facilities. In addition, in 2004 we established certain technical support capability in our Japan office and opened an office in Korea.

      We are a supplier to nearly all domestic and many foreign-based manufacturers of disk drives and manufacturers of disk drive components. The following table shows our five largest customers for 2004 as a percentage of net sales.

Percentage of
Customer	Net Sales

SAE Magnetics, Ltd./ TDK	34%
Alps Electric Co., Ltd.	23%
Western Digital Corporation	15%
Innovex Incorporated	7%
Fujitsu LTD	6%

      Sales to our five largest customers constituted 85%, 81%, and 83% of net sales, respectively, for 2004, 2003 and 2002. Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Maxtor, Samsung, Seagate and Toshiba, which may purchase recording head assemblies from several different recording head manufacturers that utilize our suspension assemblies.

      We expect to continue to depend upon a limited number of customers for our sales, given the relatively small number of disk drive and recording head manufacturers. Our results of operations could be adversely affected by reduced requirements at our major customers.

      During 2004, we experienced high demand for our suspension assemblies during the first and the fourth quarters. We believe that this seasonal increase in demand is mostly due to the increasing use of disk drives in products intended for consumer markets. We expect to see similar seasonal variations in demand during 2005 as well.

      Sales to foreign-based enterprises totaled $334,075,000, $392,146,000 and $250,478,000 for 2004, 2003 and 2002, respectively. Sales to foreign subsidiaries of United States corporations totaled $104,416,000, $72,202,000 and $109,736,000 for 2004, 2003 and 2002, respectively. The majority of these sales were to the Pacific Rim region. In addition, we have significant sales to United States corporations which use our products in their offshore manufacturing sites.

Backlog

      We generally make our sales pursuant to purchase orders rather than long-term contracts. Our backlog of purchase orders was approximately $117,832,000 at September 26, 2004, as compared to $105,625,000 at September 28, 2003. Our purchase orders may be changed or cancelled by customers on short notice. In addition, we believe that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Accordingly, we do not believe that backlog should be considered indicative of sales for any future period.

Competition

      We believe that the principal factors of competition in the suspension assembly market include time to market, product quality, design expertise, customer service, reliability of volume supply and price. We estimate that we produce a majority of all suspension assemblies sold to disk drive manufacturers and their suppliers, including recording head manufacturers, worldwide. Our principal competitors are K. R. Precision Plc (“KRP”), Magnecomp Corporation, Nihon Hatsujo Kabusikigaisha (“NHK”) and Suncall Corporation. On November 22, 2004, Magnecomp Corporation’s parent company, Magnecomp International Limited, announced it planned to merge its data storage business with KRP, which merger is expected to be completed in January 2005. The electrical interconnect features of our TSA suspensions also face competition from alternative interconnect technologies, such as deposition circuitry, produced using an additive process, and flexible circuitry, both of which are being used in drive production. We are extending our existing manufacturing processes and developing additive processing of suspension assemblies to meet escalating suspension assembly performance requirements. Although we cannot be sure that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies, we believe that the number of entities that have the technical capability and capacity for producing precision suspension assemblies in large volumes will remain small.

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

Intellectual Properties

      We regard much of the equipment, processes, information and knowledge that we generate and use in the manufacture of our products as proprietary and protectable under applicable trade secret, copyright and unfair competition laws. In addition, if we develop manufacturing equipment, products and processes for making products where patents might enhance our position, we have pursued, and we will continue to pursue, patents in the United States and in other countries. As of September 26, 2004, we held 144 United States patents and 19 foreign patents, and we had 70 patent applications pending in the United States and 34 patent applications pending in other countries. Internally, we protect intellectual property and trade secrets through physical security measures at our facilities as well as through non-disclosure and non-competition agreements with all employees, confidentiality policies, and non-disclosure agreements with consultants, strategic suppliers and customers.

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

Employees

      As of September 26, 2004, we had 3,850 employees, 1,918 of whom were working at our Hutchinson, Minnesota plant, 605 of whom were working at our Sioux Falls, South Dakota plant, 1,103 of whom were working at our Eau Claire, Wisconsin plant, 185 of whom were working at our Plymouth, Minnesota plant, and 39 of whom were working overseas. In addition, 61 production workers supplied by temporary staffing agencies worked at our various facilities. The departure of a significant number of our specialized employees who cannot be replaced by comparable personnel would impair our ability to conduct our business. The locations of our plants and the broad span and complexity of technology encompassed by our products and processes limit the number of qualified engineering and other candidates for key positions. We expect that we will continue to use internal training for the development of key employees.

      None of our employees is subject to a collective bargaining agreement, and we have experienced no work stoppages. We believe that our employee relations are good.

Available Information

      Our Website is: http://www.htch.com. We make available, free of charge, through our Website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

Risk Factors

Cautionary note regarding forward-looking statements.

      This Annual Report on Form 10-K contains forward-looking statements that we have made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates and projections about the disk drive industry, and our beliefs and assumptions. We intend words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. We describe these risks and uncertainties in the following risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

Almost all of our sales depend on the disk drive industry, which is cyclical, subject to ongoing technological innovation and is subject to intense price competition.

      Sales of suspension assemblies and suspension assembly components accounted for 99% of our net sales in 2004, 2003 and 2002. The disk drive industry is intensely competitive and technology changes rapidly, such as during past industry transitions to smaller disks or higher density recording heads. The industry’s demand for disk drive components also fluctuates. The disk drive industry experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect suppliers to this industry because disk drive manufacturers tend to order more disk drive components than they may need during growth periods, and sharply reduce orders for these components during periods of contraction.

      Industry transitions in head technology and data density improvements impact demand for suspension assemblies. During past industry transitions production yields of head and disk drive manufacturers initially were reduced. Because a significant portion of head yield reduction occurs after the head is bonded onto the suspension assembly, low yields at our customers often result in increased demand for suspension assemblies, as in 2003, in order to achieve desired disk drive shipment levels. When our customers improve their production yields, as in 2004, overall demand for our products may be negatively impacted. Our results of operations could be materially adversely affected if a reduction in the industry’s component demand continues long-term or a future significant slowdown in the industry occurs.

      During periods of slowing technological advances, disk drive manufacturers may compete more aggressively on price and exert downward price pressure on component suppliers. In addition, in order for drives to be more widely used in consumer electronic applications, drive manufacturers may seek to reduce the cost of disk drives, which may also result in downward price pressure for component suppliers, including suppliers of suspension assemblies. If there is continued downward pressure on prices of disk drive components, our operating results could be negatively affected.

A slowdown in demand for computer systems and consumer electronics may cause a decline in demand for suspension assemblies.

      Our suspension assemblies are components in computers and, increasingly, a variety of consumer electronic products. The demand for these products can be volatile. In a weak economy, consumer spending tends to decline and retail demand for computers and other consumer electronics tends to decrease, as does business demand for computer systems. Demand for suspension assemblies therefore may be adversely impacted as a result of a weaker economy. In addition, in the past, unexpected slowdowns in demand for computer systems and consumer electronics have caused sharp declines in demand for suspension assemblies, resulting in periods during which the supply of suspension assemblies exceeded demand. If an unexpected slowdown in demand for suspension assemblies occurs or if demand decreases as a result of a weakening economy, our results of operations will be materially adversely affected as a result of lower revenue and gross margins.

To meet industry requirements, we must extend our existing process capabilities and develop new products and features, which will increase our operating costs.

      Our continued success depends on our ability to develop and rapidly bring to volume production new products and product features that meet increasingly higher performance specifications. A number of risks are inherent in this process. Increasingly higher performance specifications, as well as transitions to new product platforms, initially can make suspension assemblies more difficult to manufacture and lower our overall manufacturing yields and efficiencies. This in turn can cause us to delay or miss product shipments. We also may incur higher manufacturing costs or we may need to change or develop new manufacturing processes. If processes change, we may need to replace, modify or design, build and install equipment. These changes may require additional capital expenditures and increased development and support expenses.

      Disk drive makers continue to expand their product lines to include drives offering performance characteristics optimized for specific applications, including a variety of consumer electronic applications. This is resulting in a proliferation of individual disk drive programs, each of which may require a different suspension assembly to meet a customer’s specific performance criteria. We expect to increase our research and development expenses in 2005 to levels exceeding those in 2004 to support improvements in equipment, tooling and process capabilities and to develop new products and product features. We expect these expenses to increase for the following new products:

•	suspension assemblies with higher performance specifications than our customers currently require;

•	suspension assemblies that require additional or smaller electrical conductors;

•	suspension assemblies that incorporate new materials;

•	suspension assemblies for use with new smaller-sized sub-pico heads; and

•	suspension assemblies that incorporate dual stage actuators to improve head positioning over increasingly tighter data tracks on each disk.

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

Our investment in developing new process capabilities to produce suspension assemblies will result in significant increases in our operating expenses and may not result in a product that is acceptable to our customers.

      Rapid technological change in the disk drive industry, as well as the expanding use of disk drives in a growing range of consumer electronic applications, has led to numerous suspension assembly design changes and tighter performance specifications. To maintain our position in the disk drive industry, we need to develop new process capabilities that we believe will be needed to achieve the ever increasing performance requirements of our customers. We are investing a substantial amount of engineering, financial, management and manufacturing resources to develop process capabilities, including additive processing of suspension assemblies, to meet these emerging specifications. Additive processing involves depositing a thin seed layer of metal onto a polyimide surface, then imaging and chemically plating up that seed layer in the shape of the desired circuitry to form the suspension’s electrical conductors.

      Our development of additive process capabilities may require more capital investment than we currently anticipate, which will adversely impact our operating results. If our development of additive process capabilities is delayed for any reason or if suspension assemblies cannot be produced profitably in the quantities and to the specifications required by customers, we may need to purchase components manufactured through additive processing and our results of operations could be materially adversely affected. The introduction of new process capabilities for our products increases the likelihood of unexpected quality concerns, which may negatively impact our ability to bring products to market on time and at acceptable costs. Further, certain of our current competitors are now using additive processing for volume production of suspension assemblies, which may give them an advantage in developing and qualifying new products with our customers.

Our operating results are subject to fluctuations.

      Our past operating results, and our gross margins, have fluctuated from fiscal period to period. We expect our future operating results and gross margins will continue to fluctuate from fiscal period to period. The following factors may cause these fluctuations:

•	changes in overall demand for our products;

•	changes in utilization of our production capacity;

•	changes in the specific products our customers buy and features they require;

•	changes in our selling prices;

•	changes in our manufacturing process, or problems related to our manufacturing process;

•	changes in our infrastructure costs, and how we control them;

•	changes in our manufacturing yields;

•	changes in our production efficiency;

•	increased costs when we start producing new products and features, and ramping high-volume production;

•	technological changes (such as data density improvements) that reduce the number of suspension assemblies per drive required by drive makers;

•	long disruptions in operations at any of our plants or our customers’ plants for any reason; and

•	changes in the cost of, or limits on, available materials and labor.

      Our operating results in 2004 were impacted by seasonally strong demand for suspension assemblies and higher volumes with certain customers offset by downward pressure on demand resulting from shifts in market share and product mix among the major disk drive makers, weaker overall disk drive demand and improved yield in customers’ manufacturing processes. We continue to have limited visibility for future demand. If customer demand for suspension assemblies weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected.

      We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our “vendor managed inventory” (VMI) facilities. Our customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.

      Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. In 2004, our average selling prices declined as a result of planned price reductions triggered by higher volumes of certain suspension assemblies, as well as a change in the mix of products we sold. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product’s life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature or achieve specified cumulative volumes. To offset price decreases during a product’s life, we rely primarily on higher sales volume and improving our manufacturing yields and efficiencies to reduce our cost. If we cannot reduce our manufacturing costs as prices decline during our products’ life cycles, our business, financial condition and results of operations could be materially adversely affected.

      Many of our products are shipped overseas, specifically to the Pacific Rim region. The income we earn from these products has qualified for favorable tax treatment. If we stop shipping products overseas, or if we are unable to mitigate the unfavorable tax impact of new tax laws affecting products shipped overseas, our effective tax rate could increase significantly and our business, financial condition and results of operations could be materially adversely affected.

We may not be able to utilize our capacity efficiently or accurately plan our capacity requirements, which may negatively affect our operating results.

      We have at times in the past increased our production capacity and the overhead that supports production based on anticipated market demand, and in 2004 we added production capacity based on expected 2005 demand. Anticipated market demand, however, has not always developed as expected. As a result, we have periodically underutilized our capacity in the past, and we may underutilize our production capacity in the future. This underutilization decreases our profitability.

      In addition, seasonal fluctuations in demand may result in the periodic underutilization of our production capacity. In the middle of 2004, our operating results were negatively impacted by excess production capacity that was partially due to a seasonal decrease in demand. We anticipate that seasonal fluctuations in demand will continue in 2005, which may cause the periodic underutilization of our production capacity and may adversely affect our results of operations.

      The following factors complicate accurate capacity planning for market demand:

•	changes in the specific products our customers buy and features they require;

•	the pace of technological change;

•	variability in our manufacturing yields and productivity; and

•	long lead times for most of our plant and equipment expenditures, requiring major financial commitments well in advance of actual production requirements.

      Our inability to plan our capacity requirements accurately and efficiently utilize our production capacity, or our failure to put in place the technologies and capacity necessary to meet market demand, could adversely affect our business, financial condition and results of operations.

If our customers improve their manufacturing yields, demand for our suspension assemblies may decrease.

      We believe that improvements in our sales and unit volumes in 2003 were due in part to manufacturing difficulties experienced by our customers as they transitioned to higher density recording heads. These customers experienced higher levels of defective recording heads, which they were unable to detect until after they had attached the recording heads to our suspension assemblies. Our customers therefore required more suspension assemblies in that year. We believe that in 2004 our customers improved their manufacturing yields, which resulted in dampening demand. Some of our customers may develop a process by which they separate our suspension assemblies from a defective recording head in order to re-use the suspension assembly. If our customers’ production yields continue to improve in the future, or if they succeed in their process development efforts and can separate and re-use suspension assemblies, overall suspension assembly shipments will decline and our operating results could be negatively affected.

Our sales are concentrated in a small customer base.

      Although we supply nearly all domestic and foreign-based manufacturers of disk drives, and manufacturers of recording heads used in disk drives, sales to our five largest customers constituted 85% of net sales for 2004, 81% of net sales for 2003 and 83% of net sales for 2002. Over the years, the disk drive industry has experienced numerous consolidations. These consolidations, together with companies exiting the disk drive industry, result in fewer, but larger, customers for our products. In the third quarter of 2004, a shift in market share among our major customers and in the mix of drives produced by certain manufacturers decreased the demand for our suspension assemblies. The loss of market share by one of our major customers or the loss of one or more of our major customers for any reason, including the development by any one customer of the capability to produce suspension assemblies in high volume for its own products, a change in the type of suspension assembly used by a customer, or the failure of a customer to pay its account balance with us, could have a material adverse effect on our results of operations.

Demand for our suspension assemblies will decline if we are unable to qualify our products in disk drive programs.

      We must qualify our products with our customers. The qualification process for disk drive products can be complex and difficult. We cannot be sure that our suspension assemblies will continue to be selected for design into our customers’ products. If we are unable to obtain additional customer qualifications, or if we cannot qualify our products for high-volume production quantities, or at all, our business, financial condition and results of operations could be materially adversely affected.

If data density improves significantly, demand for suspension assemblies may decrease.

      Disk drive manufacturers have been able to steadily increase data density, and we believe that they will continue to do so for the foreseeable future. Increasing data density permits drive manufacturers to use fewer disks in each disk drive, which in turn reduces the number of components they need, including suspension assemblies. From 1999 through 2002, the rate of improvement in data density exceeded historical rates, and we estimate that the average number of suspension assemblies required per drive decreased from approximately 4.5 in 1999 to approximately 2.5 in 2002. This contributed to a decrease in our total suspension assembly shipments from 583 million in 1999 to 398 million in 2002. In 2003 and 2004, we estimate that the number of suspension assemblies consumed per disk drive remained steady at approximately 2.3, which benefited demand. If improvements in data density again begin to outpace growth in data storage capacity requirements, then demand for our suspension assemblies may decline and we may not be able to maintain or expand our suspension assembly business.

We may not be able to manufacture our products efficiently due to changes in product mix or technology, or other unforeseen events.

      We manufacture a wide variety of suspension assemblies with different selling prices and manufacturing costs. Disk drive makers continue to expand their product lines to include drives offering performance characteristics optimized for specific applications, including consumer electronic applications, which has resulted in a proliferation of individual disk drive programs. Our product mix varies weekly as market demand changes. Any substantial variation in product mix can lead to changes in utilization of our equipment and tooling, inventory obsolescence and overstaffing in certain areas, all of which could adversely impact our business, financial condition and results of operations.

      Manufacturing yields and efficiencies vary from product to product. Newer products typically have lower initial manufacturing yields and efficiencies as we commence volume manufacturing. We have experienced sales returns in the past and as we commence volume manufacturing, or as new features for our products are introduced, or as new manufacturing processes are implemented, we also may in the future experience increased sales returns. In addition, in the future we may be required to reimburse customers for product costs relating to the incorporation of defective suspension assemblies into our customers’ products. We cannot be sure that we will attain our output goals and be profitable with regard to any of our suspension assembly products.

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

      We attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures. We may not, however, be able to protect our technology adequately. In addition, competitors may be able to develop similar technology independently. Our success depends in large part on trade secrets relating to our proprietary manufacturing processes. We seek to protect these trade secrets and our other proprietary technology in part by requiring each of our employees to enter into non-disclosure and non-competition agreements. In these agreements, the employee agrees to maintain the confidentiality of all of our proprietary information and, subject to certain exceptions, to assign to us all rights in any proprietary information or technology made or contributed by the employee during his or her employment. In addition, we regularly enter into non-disclosure agreements with third parties, such as consultants, strategic suppliers and customers. These agreements may, however, be breached, and we may not have an adequate remedy for any such breach. In addition, our competitors may otherwise learn or independently develop our trade secrets.

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

      In the past, we have entered into licensing and cross-licensing agreements relating to certain of our patents and patent applications allowing some of our competitors to produce products similar to ours in return for royalty payments and/or cross-license rights. In November 2001, we entered into cross-license agreements with three suspension assembly suppliers, and in October 2003, we entered into an additional cross-licensing agreement with an additional suspension assembly supplier, enabling each of them to offer customers in the disk drive industry TSA suspension assemblies based on our proprietary technology. The agreements also include cross-licenses to certain existing and future suspension assembly technology. Should these competitors become successful at producing TSA suspension assemblies in high volume, our demand could be reduced and our business, financial condition and results of operations could be materially adversely affected.

      We and certain users of our products have received, and may receive, communications from third parties asserting patents against us or our customers that may relate to our manufacturing equipment or to our products or to products that include our products as a component. In addition, we and certain of our customers have been sued on patents having claims closely related to products we sell. If any third party makes a valid infringement claim against us and we are unable to obtain a license on terms acceptable to us, our business, financial condition and results of operations could be adversely affected. We expect that, as the number of patents issued continues to increase, the volume of intellectual property claims made against us could increase. We may need to engage in litigation to:

•	enforce patents issued or licensed to us;

•	protect trade secrets or know-how owned by us; or

•	determine the enforceability, scope and validity of the intellectual property rights of others.

      We have litigated claims against a competitive supplier alleging infringement of our patents. We could incur substantial costs in other such litigation or other similar legal actions, which could have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty obtaining an adequate supply of raw materials at reasonable prices.

      We currently can obtain certain types of stainless steel and photoresist, a liquid compound used in the photoetching process, from only one supplier, and the laminate of stainless steel, coverlay and copper that meets our strict specifications, from only two suppliers. The price we pay for stainless steel periodically is reset and can fluctuate with changes in the value of the Japanese yen. When it does so, our costs for raw materials may increase. If we could not obtain the materials referred to above in the necessary quantities, with the necessary quality and at reasonable prices, our business, financial condition and results of operations could be materially adversely affected.

Competing process capabilities and storage technology may reduce demand for our products.

      Certain of our customers use, or may consider using, alternative interconnect technologies that compete with the electrical interconnect features of our TSA suspension assemblies. We cannot be sure that our customers will continue to select TSA suspensions for design into their products instead of alternative interconnect technologies, such as deposition circuitry, produced using an additive process, and flexible circuitry. We are currently developing process capabilities to produce suspension assemblies using an additive process. If we are unable to develop additive process capabilities or qualify this new process capability with our customers in time to meet market requirements or if our customers accept other suspension technologies that compete with TSA suspensions, our business, financial condition and results of operations may be adversely affected.

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

      We will need significant funds over the next several years to achieve our long-term strategic objectives, and to maintain and enhance our competitive position. We would likely use these funds for capital expenditures, research and development, debt service, and working capital. Our business is highly capital intensive. Our total capital expenditures were approximately $93,000,000 in 2004, $52,000,000 in 2003 and $32,000,000 in 2002. We anticipate spending approximately $120,000,000 on capital expenditures during 2005. In addition, research and development expenses were approximately $28,258,000 in 2004, and we expect that they will increase 30% to 40% in 2005. The 2005 increases in capital expenditures and research and development expenses are related to expansions of trace and photoetch manufacturing and investments in processes, tooling and equipment.

      We will pursue additional debt or equity financing to supplement our current capital resources if needed beyond 2005. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to maintain our existing capital or raise additional capital on reasonable terms or at all, if needed.

      The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations;

•	general economic conditions and conditions in the disk drive industry;

•	the perception in the capital markets of our business;

•	our ratio of debt to equity;

•	our financial condition;

•	our business prospects; and

•	changes in interest rates.

      Our ability to execute our long-term strategy may depend to a significant degree on our ability to obtain additional long-term debt and equity capital. We have no commitments for additional borrowings, other than our existing credit facility, or for sales of equity, other than under our existing employee benefit plans. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain additional financing on terms acceptable to us or at all. If we fail to comply with certain covenants relating to our indebtedness, we may need to refinance our indebtedness to repay it. We also may need to refinance our indebtedness at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness.

We expect that our BioMeasurement Division will continue to experience operating losses.

      Our BioMeasurement Division has developed a medical device called the InSpectra™ Spectrometer system that uses an optical technology to measure local, rather than systemic, oxygen saturation of hemoglobin in tissue. During 2002, we sold our first units, and in 2003 and 2004 we marketed this device to researchers and early adopters in key trauma centers.

We recently launched a prospective, multi-site clinical trial that aims to produce further statistical evidence of this device’s clinical effectiveness and value, and we are continuing to devote engineering resources to ongoing product development. Operating losses for our BioMeasurement Division were $6,951,000, $5,979,000 and $4,682,000 for 2004, 2003 and 2002, respectively. We do not expect to generate significant revenue from this device during 2005. We expect operating losses in the BioMeasurement Division to continue for the foreseeable future, which will negatively impact our financial condition and results of operations.

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

      Our ratio of total debt and capital leases to total capitalization at September 26, 2004 was 24%. Our ability to satisfy our obligations to pay interest and to repay debt is dependent on our future performance. Our performance depends, in part, on prevailing economic conditions and financial, business and other factors, including factors beyond our control. To the extent that we use a substantial portion of our cash flow from operations to pay the principal of, and interest on, our indebtedness, that cash flow will not be available to fund future operations and capital expenditures. Our debt level also may limit our ability to obtain additional financing to fund future capital expenditures, debt service, research and development, working capital and other general corporate requirements. It also could make us more vulnerable to general economic downturns and competitive pressures. We cannot be sure that our operating cash flow will be sufficient to fund our future capital expenditure, research and development and debt service requirements or to fund future operations.

Our financing agreements contain restrictive covenants with which we may not be able to comply.

      We have entered into financing agreements that contain restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, cash availability, tangible net worth and leverage ratios, and also impose certain limitations on additional indebtedness, leases, guarantees and the payment of dividends. Our ability to comply with restrictive financial covenants depends upon our future operating performance. Our future operating performance depends, in part, on general industry conditions and other factors beyond our control. We cannot be sure that we will be able to comply with these covenants in the future, and we may not be successful in renegotiating our financing agreements or otherwise obtaining relief from the covenants. If we default under some or all of our financing agreements, our lenders may require that we immediately repay the full outstanding amount we owe to them. In such event, we may have to pursue alternative financing arrangements. If we are not in compliance with restrictive covenants in our financing agreements at the end of any fiscal quarter, our future results of operations and liquidity could be materially adversely affected.

Item 2. Properties

      We own four buildings on a site of approximately 163 acres in Hutchinson, Minnesota used by both our Disk Drive Division and our BioMeasurement Division. This site includes executive offices and a manufacturing plant, development center and training center, with an aggregate of approximately 751,000 square feet of floor area. We currently utilize approximately 95% of this space. We also lease a 20,000 square foot warehouse and a 7,200 square foot fabrication shop near the Hutchinson site. The training center building is leased to another party, as we do not intend to utilize this space for the foreseeable future.

      We own a manufacturing plant in Sioux Falls, South Dakota of approximately 300,000 square feet that is used by our Disk Drive Division, approximately 85% of which we currently utilize. Approximately 15% of the square footage in this plant, which we do not intend to utilize for the foreseeable future, is leased to another party.

      We operate a manufacturing plant in Eau Claire, Wisconsin used by our Disk Drive Division, in connection with which we lease a building of approximately 156,000 square feet, approximately 95% of which we currently utilize. We also own an additional manufacturing building in Eau Claire of approximately 320,000 square feet, approximately 65% of which we currently utilize. We began construction in 1999 of an additional manufacturing plant of approximately 232,000 square feet at the Eau Claire site, but we suspended construction in that year due to decreases in the disk drive industry’s forecasts for components. In 2004, we expanded our operations into 90,000 square feet of this building and began to develop the remaining portion for manufacturing in 2005.

      We lease a building of approximately 100,000 square feet located in Plymouth, Minnesota that is used by our Disk Drive Division for stamping operations and office space, approximately 95% of which we currently utilize, and we sublease approximately 45,000 square feet of space located in Eden Prairie, Minnesota, for which we hold the prime lease.

      We lease a business office in the Netherlands used by our BioMeasurement Division. Through our wholly-owned subsidiaries, we also lease offices used by our Disk Drive Division for customer services and support in Singapore, Japan, Korea, the People’s Republic of China and Thailand.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item X. Executive Officers of the Registrant

      Our executive officers are as follows:

Name	Age	Position

Jeffrey W. Green	64	Chairman of the Board and Director
Wayne M. Fortun	55	President, Chief Executive Officer and Director
John A. Ingleman	58	Vice President and Chief Financial Officer
Rebecca A. Albrecht	51	Vice President of Human Resources
Kevin D. Bjork	45	Vice President of Quality
Beatrice A. Graczyk	56	Vice President of Business Development
Richard J. Penn	48	Vice President of Operations
R. Scott Schaefer	51	Vice President and Chief Technical Officer
Kathleen S. Skarvan	48	Vice President of Sales and Marketing
Christina M. Temperante	52	Vice President and President of the BioMeasurement Division

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

      Ms. Albrecht was elected Vice President in January 1995 and is now Vice President of Human Resources. Ms. Albrecht has been with HTI since 1983.

      Mr. Bjork was elected Vice President in December 2004. Mr. Bjork was Director of Corporate Quality at HTI from April 2002 through November 2004, and was Director of Quality for our Disk Drive Division from April 1997 through March 2002. Mr. Bjork has been with HTI since 1982.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Our common stock, $.01 par value, trades on The Nasdaq National Market under the symbol HTCH. For price information regarding our common stock, see Note 13 to the consolidated financial statements contained in Item 15. As of December 2, 2004, our common stock was held by 714 shareholders of record.

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

      We have a loan agreement that contains a covenant limiting, among other things, our ability to pay cash dividends or make other distributions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” and Note 2 to the consolidated financial statements contained in Item 15.

Share Repurchase Program

      On July 22, 2004, we announced that our Board of Directors authorized the repurchase of up to two million shares of our common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. The following table presents information with respect to our purchases of common stock that we made during the three months ended September 26, 2004 or were made by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	Total Number of	Average Price	Part of Publicly	May Yet Be
	Shares	Paid per	Announced	Purchased Under
Period	Purchased	Share	Program	the Program

June 28, 2004 through July 27, 2004	100,000	$22.23	100,000	1,900,000
July 28, 2004 through August 27, 2004	1,572,500	22.71	1,572,500	327,500
August 28, 2004 through September 26, 2004	50,000	24.92	50,000	277,500

Total	1,722,500	$22.75	1,722,500	277,500

Item 6. Selected Financial Data

      The selected financial data required pursuant to this Item appears on page 53 of this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with the selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

General

      Since the late 1980s, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components to nearly all manufacturers of disk drives and manufacturers of disk drive components for all sizes of disk drives. Suspension assemblies are a critical component of disk drives and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations are affected from time to time due to disk drive industry demand changes, adjustments in inventory levels throughout the disk drive supply chain, technological changes that impact suspension assembly demand, shifts in our market position and our customers’ market position, our customers’ production yields and our own product transitions and production capacity utilization.

      From 1999 to 2002, improvements in data density, the amount of data which can be stored on disks, outpaced disk drive storage capacity requirements. This enabled disk drive manufacturers to reduce their costs by using fewer components, including suspension assemblies, in each drive. We estimate the average number of suspension assemblies required per drive decreased from approximately 4.5 in 1999 to approximately 2.5 in 2002. Shifts in our position in the marketplace had also, to a lesser extent, decreased demand for our products. Slower growth of disk drive storage demand and a weaker global economy had also decreased demand for our products since 2001. Consequently, our shipments declined from 583 million in 1999 to 398 million in 2002.

      Our shipments of suspension assemblies in 2003 were 526 million, 32% higher than our shipments in 2002. This increase was due to an industry-wide increase in disk drive shipments, higher suspension consumption related to lower yields some of our customers experienced as they transitioned to higher density recording heads and improvements in our market position. During the transition to higher density recording heads, some customers experienced higher levels of defective recording heads, which they were unable to detect until after they had attached the recording heads to our suspension assemblies.

      Shipments of suspension assemblies in the first two quarters of 2004 were 147 million and 127 million units, respectively. In the third quarter of 2004 we shipped 114 million suspension assemblies, down 13 million, or 10%, from the second quarter of 2004. This reduction in shipments was due to reduced suspension assembly demand as a result of shifts in market share and product mix among the major disk drive makers, weaker overall disk drive demand and improved yields in customers’ manufacturing processes. In the fourth quarter of 2004 we shipped 150 million suspension assemblies, the increase in shipments resulting primarily from a seasonal increase in demand as well as an increase in volume with specific customers. We expect these two factors to continue to impact our demand during our first quarter of 2005. We anticipate shipments to range from 155 million to 170 million units for the first quarter of 2005, although we continue to have limited visibility for future demand.

      Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. In 2004, our average selling prices declined as a result of planned price reductions triggered by higher volumes of certain suspension assemblies, as well as a change in the mix of products we sold. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product’s life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature or achieve specified cumulative volumes. To offset price decreases during a product’s life, we rely primarily on higher sales volume and improving our manufacturing yields and efficiencies to reduce our cost. If we cannot reduce our manufacturing costs as prices decline during our products’ life cycles, our business, financial condition and results of operations could be materially adversely affected.

      We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our “vendor managed inventory” (VMI) facilities. Our customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.

      Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as changes in:

•	demand or customer requirements;

•	utilization of our production capacity;

•	product and feature mix;

•	selling prices;

•	infrastructure costs;

•	production and engineering costs associated with production of new products and features;

•	manufacturing yields or efficiencies; and

•	costs of materials.

      Gross margins declined from 31% in 2003 to 28% in 2004, primarily due to lower suspension assembly average selling prices, lower component sales and lower utilization of our production capacity during the third quarter and the first half of the fourth quarter. Although we continue to have limited visibility for future demand, we expect our gross margin to range from 28% to 30% of net sales for the first quarter of 2005 on higher anticipated suspension assembly shipments.

      In 2000 and 2001, as a result of industry forecasts of slower growth for disk drive storage demand and a significant decrease in our long-term forecast for suspension demand, we recorded asset impairment charges totaling $56,523,000 and $20,830,000, respectively. However, demand for suspension assemblies in 2003 improved due to an increase in disk drive demand, an increase in suspension consumption related to lower yields some of our customers experienced as they transitioned to higher density recording heads, improvements in our market position and a slowdown in the rate of improvement in data density on disk drives in mass production. Consequently, the majority of the previously impaired assets are currently in use, and our operating results and gross margins have been, and will continue to be, impacted favorably by lower depreciation and lease expenses as a result of these previous charges. We estimate that annual savings in depreciation and lease costs due to these asset impairment charges were approximately $9,000,000 in 2004 and that annual savings in 2005 will be approximately $5,000,000 and will thereafter total an aggregate of approximately $8,000,000 in additional savings.

      The disk drive industry is intensely competitive, and our customers’ operating results are dependent on being the first-to-market and first-to-volume with new products at a low cost. Our dedicated Development Center typically enables us to shorten development cycles and achieve high volume output per manufacturing unit more quickly than our competitors and is an important factor in our success. The next generation of smaller disk drives and sub-pico recording head sizes will require finer electrical conductors on the suspension assembly. As a result, we will increase research and development spending in 2005 to develop new production processes, new products and equipment.

      New manufacturing processes for advanced suspension assembly features and suspension assembly types, such as those currently under development, initially have lower manufacturing yields than more mature products and processes. Manufacturing yields generally improve as the process and product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Small variations in manufacturing yields generally have a significant impact on gross margins.

      In addition to increases in suspension assembly demand, improvements to our gross margins and operating margins depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. Because our business is capital intensive and requires a high level of fixed costs, margins are also sensitive to changes in volume, product mix and capacity utilization. As part of our efforts to improve our operating results, we may need to increase or decrease our overall employment level to meet customer requirements. Our overall employment level was 3,446 at the end of 2003 and has increased to 3,850 at the end of 2004. We decreased the number of additional production workers supplied by temporary staffing agencies from 210 at the end of 2003 to 61 at the end of 2004.

Market Trends

      We expect that the expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software and the growth of new applications for disk storage, such as personal video recorders, gaming consoles, digital cameras and audio players, together with emerging opportunities in cell phones, guidance systems for automobiles and other consumer electronic applications, will increase disk drive demand and, therefore, suspension assembly demand in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Improvements in data density of disk drives, across all disk drive market segments, have reduced unit shipments of suspension assemblies since the third quarter of 1999. However, data density has improved at a slower rate in the past two years, and we believe it will continue to improve at a slower rate in 2005.

      Worldwide suspension assembly shipments increased in 2004 due to overall growth in disk drives shipped. We believe that worldwide suspension assembly shipments are likely to track closely anticipated growth for disk drive shipments in 2005, which is currently forecasted by industry observers to be 13%. As we experienced in 2004, we also anticipate that suspension assembly demand in 2005 may be more seasonal with higher demand at the beginning of the year, decreased demand during the middle part of the year, and then increased demand during the latter part of the year.

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

      The continual pursuit of increasing data density and lower storage costs are leading to further adoption of features for suspensions, such as extended electrical conductors, clad unamount arms, plated grounds, electrostatic protection measures and formed and polished headlifts. Our suspension assemblies also allow for dual stage actuation, which incorporates a second stage actuator on the suspension to improve head positioning over increasingly tighter data tracks.

      The miniaturization of disk drives, the development of smaller recording heads, continuing improvement in data density and the increasing use of disk drives in consumer electronic applications, will require finer electrical conductors on the suspension assembly. Newer disk drives may also require additional electrical conductors. Our current TSA suspension flexures are produced using a subtractive process, and we are investing in extending our current process capabilities and in developing new additive processes and equipment to meet emerging industry specifications. While we do not expect to generate significant revenue from suspension assemblies produced utilizing additive processes in 2005, we will significantly invest in developing this capability and related capital equipment.

      The introduction of new types or sizes of recording heads and disk drives tends to initially decrease customers’ yields with the result that we may experience temporary elevations of demand for some types of suspension assemblies. We believe reduced yields at some of our customers due to their transition to higher density recording heads resulted in increased shipments of our suspension assemblies in 2003 and the first half of 2004. As programs mature, higher customer yields decrease the demand for suspension assemblies. The advent of new heads and new drive designs may require rapid development and implementation of new suspension assembly types which temporarily may increase our development spending and reduce our manufacturing yields and efficiencies. These changes will continue to affect us.

2004 Operations to 2003 Operations

      The following table sets forth our consolidated statements of operations as a percentage of net sales from period to period.

	Percentage of Net Sales

	2004	2003	2002

Net sales	100%	100%	100%
Cost of sales	72	69	77

Gross profit	28	31	23
Research and development expenses	6	3	5
Selling, general and administrative expenses	14	12	13
Litigation settlement	—	—	(1)

Income from operations	8	16	6
Interest and other income, net	2	2	2
Loss on debt extinguishment	—	(1)	—
Interest expense	(1)	(1)	(3)

Income before income taxes	9	16	5
Provision (benefit) for income taxes	(7)	3	1

Net income	16%	13%	4%

      Net sales for 2004 were $469,696,000, a decrease of $29,250,000, or 6%, compared to 2003. Suspension assembly sales decreased $14,499,000, or 3%, compared to 2003, primarily as a result of a 6% decline in average selling prices for suspension assemblies partially offset by a 2% increase in suspension assembly unit shipments. The decline in average selling prices for suspension assemblies was the result of product mix changes and typical price reductions as products mature over increasingly longer product lives. The increase in suspension assembly unit shipments was due to an increase in disk drive shipments year over year. Additionally, sales of suspension assembly components to other suspension assembly manufacturers decreased $14,185,000, or 41%, compared to 2003.

      Gross profit for 2004 was $130,355,000 compared to $154,658,000 for 2003. The decrease was primarily due to the decrease in net sales discussed above. Gross profit as a percent of net sales decreased from 31% to 28%, primarily due to the lower utilization of our production capacity.

      Research and development expenses for 2004 were $28,258,000 compared to $14,945,000 for 2003. The increased research and development expenses were primarily due to a $5,616,000 increase in labor expenses resulting from hiring additional personnel to meet increased customer-specific development efforts and process improvements and a $5,428,000 increase in prototype build expenses, net of customer funding, for the development of an advanced suspension assembly. The increase was also due to $1,765,000 in higher supply expenses. Research and development expenses as a percent of net sales increased from 3% in 2003 to 6% in 2004.

      Selling, general and administrative expenses for 2004 were $63,212,000 compared to $58,230,000 for 2003. The comparable period expenses included a $1,902,000 reduction in bad debt expense, as we collected certain customer accounts that were previously deemed uncollectible. The increased selling, general and administrative expenses were also due to $2,432,000 in higher labor expense, $1,805,000 in higher professional service fees, $1,160,000 in increased insurance expense and $989,000 in higher travel and training expense. Partially offsetting these increases was a $5,045,000 reduction in incentive compensation costs. Selling, general and administrative expenses as a percent of net sales increased from 12% in 2003 to 14% in 2004.

      Income from operations for 2004 was $38,885,000 compared to $81,483,000 for 2003. The decrease was primarily due to the decrease in net sales discussed above, lower utilization of our production capacity, higher research and development expenses and increased selling, general and administrative expenses. Income from operations for 2004 included a $6,951,000 loss from operations for our BioMeasurement Division segment, compared to a $5,979,000 loss for 2003.

      Interest expense for 2004 was $3,399,000, a decrease of $3,314,000 from 2003, primarily due to a lower interest rate on our 2.25% Convertible Subordinated Notes due 2010 (the “2.25% Convertible Notes”).

      Interest income for 2004 was $4,602,000, a decrease of $1,413,000 from 2003. This was primarily a result of lower investment yields, offset partially by a higher average investment balance.

      During the first and second quarters of 2003, we retired $143,500,000 of our 6% Convertible Subordinated Notes due 2005 (the “6% Convertible Notes”) before their maturity. In connection with these transactions, we recorded a $3,265,000 pre-tax loss on debt extinguishment in 2003. See Note 2, “Financing Arrangements,” in the notes to the consolidated financial statements.

      Other income, net of other expenses, for 2004 was $3,572,000, an increase of $1,460,000 from 2003, primarily due to increased royalty income.

      The income tax provisions for 2004 and 2003 were based on estimated effective tax rates for each fiscal year of 15% and 19%, respectively, excluding the reduction of the valuation allowance discussed below and under “— Critical Accounting Policies — Income Taxes.” These rates are below the statutory federal rate primarily due to our estimate of the benefit derived from the Foreign Sales Corporation (“FSC”) Repeal and Extraterritorial Income Exclusion Act of 2000 (“EIE”) provisions related to export of U.S. products and our estimate of our utilization of net operating loss (“NOL”) carryforwards.

      During 2004, based on our review of various factors, including historical taxable income, our 2004 operating results and our estimates of future taxable income, we concluded that it was more likely than not that a significant portion of our NOL and credit carryforwards would be realized. As a result, we reduced $41,318,000 of the valuation allowance related to the future tax benefits of NOL and credit carryforwards, resulting in a net income tax benefit of $36,202,000 for 2004 and an increase to shareholders’ equity of $5,116,000 related to the exercise of certain unqualified or early disposition of certain qualified stock options by employees.

      Net income was $73,113,000, or 16% of net sales for 2004, compared to net income of $64,502,000, or 13% of net sales for 2003. Net income for 2004 included the above-mentioned $36,202,000 tax adjustment, and net income for 2003 included the above-mentioned $3,265,000 pre-tax loss on debt extinguishment.

2003 Operations to 2002 Operations

      Net sales for 2003 were $498,946,000, an increase of $108,252,000, or 28%, compared to 2002. Suspension assembly sales increased $90,774,000, or 25%, compared to 2002, primarily as a result of a 32% increase in unit shipments. Additionally, sales of suspension assembly components to other suspension assembly manufacturers increased $15,362,000, or 80%, compared to 2002. Both of these increases were due to an increase in disk drive shipments, an increase in the consumption of suspension assemblies resulting from lower yields some of our customers experienced because of the continuing challenges posed by the use of higher density recording heads and an increase in our market share. The increase in suspension assembly volume was partially offset by a 5% decline in average selling prices for our suspension assemblies.

      Gross profit for 2003 was $154,658,000 compared to $90,417,000 for 2002. The increase was primarily due to the increase in net sales discussed above. Gross profit as a percent of net sales increased from 23% to 31%, primarily due to higher demand for suspension assemblies, increased utilization of our manufacturing capacity, improved productivity and continued cost controls.

      Research and development expenses for 2003 were $14,945,000 compared to $17,663,000 for 2002. This decrease was primarily due to a $2,464,000 increase in customer funding of certain advanced suspension assembly development costs. Research and development expenses as a percent of net sales decreased from 5% in 2002 to 3% in 2003.

      Selling, general and administrative expenses for 2003 were $58,230,000, an increase of $7,269,000, or 14%, from 2002. The increase was due primarily to a $6,650,000 increase in incentive compensation costs resulting from improved profitability compared to 2002. Selling, general and administrative expenses also increased by $1,428,000 due to increases in our sales, marketing and regulatory efforts for our BioMeasurement Division, and by $1,051,000 related to the design of our new Enterprise Resource Planning business system. Expenses for on-site service and engineering support to our customers in Asia increased by $963,000. These overall increases were partially offset by a $2,465,000 reduction in legal fees, primarily due to reduced patent litigation defense costs and a $1,902,000 reduction in bad debt expense, as we collected certain customer accounts that were previously deemed uncollectible. Selling, general and administrative expenses as a percent of net sales decreased from 13% in 2002 to 12% in 2003.

      During the first quarter of 2002, we recorded an increase to operating income of $2,632,000 as a result of a reimbursement of legal expenses from another party and insurance proceeds related to litigation defense costs. See Note 8, “Litigation Settlement,” in the notes to the consolidated financial statements.

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

      Interest expense for 2003 was $6,713,000, a decrease of $7,067,000 from 2002, primarily due to a lower average amount of outstanding debt, a lower interest rate resulting from refinancing our 6% Convertible Notes and fewer capitalized leases.

      Interest income for 2003 was $6,015,000, a decrease of $935,000 from 2002. This was primarily a result of lower investment yields, offset partially by a higher average investment balance.

      During the first and second quarters of 2003, we retired $143,500,000 of our 6% Convertible Notes before their maturity. In connection with these transactions, we recorded a $3,265,000 pre-tax loss on debt extinguishment in 2003. During the fourth quarter of 2002, we extinguished $26,557,000 of senior unsecured notes and $6,500,000 of our 6% Convertible Notes before their maturity. In connection with these transactions, we recorded a $1,267,000 pre-tax loss on debt extinguishment in 2002. See Note 2, “Financing Arrangements,” in the notes to the consolidated financial statements.

      Other income, net of other expenses, for 2003 was $2,112,000, an increase of $791,000 from 2002, primarily due to increased royalty income and increased rental income from leasing portions of our facilities that we do not intend to utilize for the foreseeable future.

      The income tax provision for 2003 was based on an estimated effective tax rate for the fiscal year of 19%, which is below the statutory federal rate primarily due to our estimate of the benefit derived from the FSC Repeal and EIE provisions related to export of U.S. products and our estimate of our utilization of NOL carryforwards. The increase in our effective tax rate, from 15% in 2002 to 19% in 2003, is primarily due to a reduction in the estimated benefit that we may derive from the EIE provisions in proportion to the growth in our pre-tax income.

      Net income for 2003 was $64,502,000 or 13% of net sales, compared to net income of $15,002,000, or 4% of net sales, for 2002. Our improved profitability was primarily due to the increase in net sales, increased utilization of our manufacturing capacity, improved productivity and continued cost controls noted above. Net income for 2003 included the above-mentioned loss on debt extinguishment. Net income for 2002 included the increase in operating income from a reimbursement of legal expenses and insurance proceeds related to litigation defense costs, and the loss on debt extinguishment, noted above.

Liquidity and Capital Resources

      Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents decreased from $67,505,000 at September 28, 2003 to $33,704,000 at September 26, 2004. Our securities available for sale decreased from $224,860,000 to $224,356,000 during the same period. Overall, this reflects a $34,305,000 decrease in our cash and cash equivalents and securities available for sale, primarily due to our repurchase of 1,722,500 shares of common stock. We generated cash from operating activities of $95,432,000 in 2004.

      Our Financing Agreement with The CIT Group/ Business Credit, Inc., providing a secured line of credit of $50,000,000, was terminated during the second quarter of 2004. On January 30, 2004, we entered into a Loan Agreement with LaSalle Bank National Association, establishing a $10,000,000 unsecured credit facility. As of September 26, 2004, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled approximately $1,785,000 as of September 26, 2004, resulting in approximately $8,215,000 of remaining availability.

      Cash used for capital expenditures totaled $93,085,000 for 2004 compared to $52,023,000 in 2003 and $31,916,000 in 2002. The capital expenditures during 2004 were primarily for increases in TSA suspension production capacity, new program tooling, process technology and capability improvements and new business systems. We anticipate capital expenditures to be approximately $120,000,000 in 2005 primarily for both TSA suspension and additive suspension production capacity, process technology and capability improvements, new program tooling and new business systems. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents and securities available for sale.

      In July 2004, our Board of Directors authorized the repurchase of up to two million shares of our common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. In 2004, we repurchased a total of 1,722,500 shares for a total cost of $39,252,000. The average price paid per share was $22.75. We may still repurchase up to 277,500 shares under this program.

      During the first quarter of 2003, we repurchased $10,971,000 of our 6% Convertible Notes at a pre-tax gain of $221,000. On March 26, 2003, we redeemed the remaining $132,529,000 of our 6% Convertible Notes at a pre-tax loss of $3,486,000. The pre-tax loss consisted of a $2,266,000 redemption premium and a $1,220,000 write-off of unamortized debt issuance costs associated with the 6% Convertible Notes. These notes had a maturity date of March 15, 2005. Prior to the redemption of our 6% Convertible Notes, in February 2003, we issued and sold $150,000,000 aggregate principal amount of 2.25% Convertible Notes to Salomon Smith Barney Inc. and Needham & Company, Inc., which resold the 2.25% Convertible Notes to qualified institutional buyers, and outside the United States in accordance with Regulation S under the Securities Act of 1933, as amended. We used net proceeds of $145,405,000 from the issuance and sale of the 2.25% Convertible Notes primarily to redeem our 6% Convertible Notes, with the remaining proceeds intended to be used for general corporate purposes. In connection with the issuance and sale of the 2.25% Convertible Notes, we incurred and capitalized debt issuance costs of $4,595,000, which are being amortized over the term of the 2.25% Convertible Notes. Beginning in the third quarter of 2003, the redemption of the 6% Convertible Notes, combined with the issuance and sale of the 2.25% Convertible Notes, has reduced our interest expense by $1,140,000 per quarter.

      Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and restrict our ability to enter into certain types of financing. As of September 26, 2004, we were in compliance with all such covenants. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.

      We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations and our credit facility will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through 2005. Our ability to obtain additional financing, if needed, will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all, if needed.

Contractual Obligations and Off-Balance Sheet Arrangements

      The following table presents our contractual obligations at September 26, 2004 (in thousands):

	Payments due by period

		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years

Long-term debt	$150,000	$—	$—	$—	$150,000
Operating leases	26,646	8,432	10,577	4,745	2,892

Total	$176,646	$8,432	$10,577	$4,745	$152,892

      At September 26, 2004, we were not party to any significant purchase obligations for goods or services and had no unconsolidated special purpose entity arrangements.

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

      Revenue Recognition — In recognizing revenue in any period, we apply the provisions of SEC Staff Accounting Bulletin 101, “Revenue Recognition.” We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.

      For all sales, we use a binding purchase order as evidence of an arrangement. Delivery generally occurs when product is delivered to a common carrier. Certain of our products are delivered on an FOB destination basis. We defer our revenue associated with these transactions until the delivery has occurred to the customers’ premises.

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

      Accounts Receivable — We are dependent on a limited number of customers, and as a result, our trade accounts receivable is highly concentrated. We establish an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of uncollectability based on past transaction history with the customer and the customer’s financial condition. While we perform ongoing credit reviews of our customers and have established an allowance for doubtful accounts, a significant deterioration in the financial condition of any significant customer may result in additional charges to increase the allowance for doubtful accounts or to write off certain accounts.

      We record a provision against revenue for estimated sales returns on sales of our products in the same period that the related revenues are recognized. We base the allowance on historical returns as well as existing product return authorizations.

      Inventory Valuation — Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances.

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

      Long-Lived Assets — We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down based on the excess of the carrying amount over the fair value of the assets. Fair value would generally be determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows. Changes in these estimates could have a material effect on the assessment of long-lived assets.

      Income Taxes — We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our statement of operations.

      Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At September 28, 2003 we had a valuation allowance of $49,021,000, due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire. The valuation allowance was based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. At June 27, 2004, based on our continued review of various financial factors, including our recent historical taxable income, year-to-date operating results through June 27, 2004 and our estimates of future taxable income, we determined that it was more likely than not that a significant portion of these deferred tax assets would be realized. Accordingly, the valuation allowance was reduced by $41,318,000, resulting in a net income tax benefit of $36,202,000 for 2004 and an increase to shareholders’ equity of $5,116,000, related to the exercise of certain unqualified or early disposition of certain qualified stock options by employees. At September 26, 2004, we had a remaining valuation allowance of $5,642,000 related primarily to the uncertainty of realizing certain tax credits and state NOLs before they expire due to certain limitations. We will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Other Matters

      We are involved in certain legal matters which may result in additional future cash requirements. See the discussion of these matters in Note 6, “Commitments and Contingencies,” in the notes to the consolidated financial statements.

      We are subject to certain recent accounting pronouncements. See the discussion of these matters in Note 1, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements.

      The American Jobs Creation Act of 2004 (“AJCA”) was signed into law on October 22, 2004. The AJCA contained two provisions that affect us. The first provision is the repeal of the EIE provisions, which will be phased out on a calendar year basis with the benefit ending December 31, 2006. Due to the new law, it is expected that we will have a decreased benefit from EIE.

      The second provision is the introduction of a deduction for a percentage of income from domestic production activities. The deduction is phased in on a taxable year basis with the benefit to us beginning with the tax year for our fiscal year ending September 24, 2006 and being fully phased in with the tax year for our fiscal year ending September 25, 2011.

There will be no impact to us from this new deduction in 2005, and the benefit starting in fiscal 2006 is expected to offset some of the lost EIE benefit.

Inflation

      Management believes inflation has not had a material effect on our operations or on our financial condition. We cannot be sure that our business will not be affected by inflation in the future.

Forward-Looking Statements

      The statements under the headings “Business — Industry Background,” “— Products,” “— Competition” and “— Risk Factors” about demand for and shipments of disk drives, suspension assemblies and suspension assembly components, development of and investment in process capabilities and disk drive and suspension assembly technology and development, the statements under the heading “Business — Research and Development” about development of and investment in process capabilities, the statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” and “— Market Trends” about demand for and shipments of disk drives and suspension assemblies and development of and investment in process capabilities, the statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Trends” about disk drive technology, the statements under the headings “Business — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” about our future operating results and the statements under the headings “Business — Research and Development” and “— Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” about capital expenditures, including research and development spending, capital resources and the impact of changes in tax laws, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including a slowdown in demand for computer systems and consumer electronics, changes in market consumption of disk drives or suspension assemblies, faster or slower improvements in disk drive data densities or other technological changes which affect suspension assembly and component demand, slower or faster customer acceptance and adoption of new product features, process capabilities, fluctuating order rates, difficulties in producing our TSA suspensions or suspension features at levels of precision, quality, variety, value and cost our customers require, difficulties in managing capacity, changes in product mix, changes in manufacturing efficiencies and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Our credit facility with LaSalle Bank National Association carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At September 26, 2004, there were no outstanding borrowings under the credit facility.

      We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At September 26, 2004, we had fixed rate debt of $150,000,000.

      We do not enter into derivative or other financial instruments or hedging transactions for trading or speculative purposes. All of our sales transactions for the Disk Drive Division are denominated in United States dollars and thus are not subject to risk due to currency exchange fluctuations. Certain sales transactions in our BioMeasurement Division may be denominated in foreign currencies.

Item 8. Financial Statements and Supplementary Data

      The financial statements and notes thereto required pursuant to this Item begin on page 33 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

      None.

PART III

      Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2005 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 26, 2004. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10. Directors and Executive Officers of the Registrant

      Incorporated into this item by reference is the information appearing under the headings “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. See also Part I of this Annual Report on Form 10-K under the heading “Item X. Executive Officers of the Registrant.”

      Incorporated into this item by reference is the information regarding our audit committee financial expert set forth in the section entitled “Proposal No. 1 — Election of Directors” in our Proxy Statement.

      On November 19, 2003, we adopted a Code of Ethics applicable to our chief executive officer, chief financial officer, controller and other employees performing similar functions as designated by our chief executive officer. In July 2004, this Code was merged with our Code of Conduct and renamed the Code of Ethics and Conduct. A copy of the Code of Ethics and Conduct is available on our Website at http://www.htch.com. We intend to post on our Website any amendments to, or waivers from, our Code of Ethics within two days of any such amendment or waiver.

Item 11. Executive Compensation

      Incorporated into this item by reference is the information appearing under the headings “Summary Compensation Table” and “Option Tables” and the information regarding compensation of non-employee directors under the heading “Proposal No. 1 — Election of Directors” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated into this item by reference is the information appearing under the heading “Security Ownership of Principal Shareholders and Management,” the information appearing in the tables and notes under the heading “Option Tables,” and the information under the headings “Equity Compensation Plan Information” and “Equity Compensation Plans Not Approved By Securityholders” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions

      None.

Item 14. Principal Accountant Fees and Services

      Incorporated into this item by reference is the information under “Proposal No. 3 — Relationship with and Appointment of Independent Auditors — Audit Fees, — Audit-Related Fees, — Tax Fees, and — All Other Fees” in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents Filed as Part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

Consolidated Statements of Operations for the fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002

Consolidated Balance Sheets as of September 26, 2004 and September 28, 2003

Consolidated Statements of Cash Flows for the fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002

Consolidated Statements of Shareholders’ Investment for the fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

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

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).
3.2	Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/27/04).
4.1	Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the SEC upon request copies of instruments with respect to long-term debt.
4.2	Share Rights Agreement dated as of 7/19/00, between HTI and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI’s Registration Statement on Form 8-A, dated 7/24/00).
4.3	Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).
4.4	Purchase Agreement dated 2/18/03 by and among HTI, Salomon Smith Barney Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 4.6 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).
4.5	Registration Rights Agreement dated as of 2/24/03 by and among HTI, Salomon Smith Barney Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 4.7 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).

10.1		Office/ Warehouse Lease between OPUS Corporation, Lessor, and HTI, Lessee, dated 12/29/95 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 3/24/96), and First Amendment to Office/ Warehouse Lease dated 4/30/96 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/23/96).
#10	.2	Directors’ Retirement Plan effective as of 1/1/92 (incorporated by reference to Exhibit 10.12 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/27/92) and Amendment effective as of 11/19/97 (incorporated by reference to Exhibit 10.5 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/28/97).
#10	.3	Hutchinson Technology Incorporated 1988 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/28/03).
10.4		Patent License Agreement, effective as of 9/1/94, between HTI and International Business Machines Corporation (incorporated by reference to Exhibit 10.11 to HTI’s Quarterly Report on Form 10-Q/ A for the quarter ended 6/25/95).
10.5		Lease Agreement between Meridian Eau Claire LLC and HTI, dated 5/1/96 (incorporated by reference to Exhibit 10.10 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/23/96) and First Amendment to Lease (incorporated by reference to Exhibit 10.6 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/24/00).
#10	.6	Hutchinson Technology Incorporated 1996 Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/28/03).
#10	.7	Hutchinson Technology Incorporated Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/28/97).
#10	.8	Description of Fiscal Year 2005 Management Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 10/14/04).
#10	.9	Description of Fiscal Year 2005 BioMeasurement Division Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 10/14/04).
#10	.10	Form of Non-Statutory Stock Option Agreement (Employee) under 1996 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 11/1/04).
#10	.11	Form of Incentive Stock Option Agreement (Employee) under 1996 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 11/1/04).
#10	.12	Form of Non-Statutory Stock Option Agreement (Director) under 1996 Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to HTI’s Current Report on Form 8-K filed 11/1/04).
#10	.13	Form of Restricted Stock Agreement (Director) under 1996 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 12/7/04).
#10	.14	Description of 2005 Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 12/7/04).
21.1		List of Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32		Section 1350 Certifications.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 9, 2004.

HUTCHINSON TECHNOLOGY INCORPORATED

By	/s/ WAYNE M. FORTUN

Wayne M. Fortun,
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 9, 2004.

/s/ WAYNE M. FORTUN ------------------------------------------------- Wayne M. Fortun, President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ JOHN A. INGLEMAN ------------------------------------------------- John A. Ingleman, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ W. THOMAS BRUNBERG ------------------------------------------------- W. Thomas Brunberg, Director

/s/ ARCHIBALD COX, JR. ------------------------------------------------- Archibald Cox, Jr., Director

/s/ JEFFREY W. GREEN ------------------------------------------------- Jeffrey W. Green, Director

/s/ RUSSELL HUFFER ------------------------------------------------- Russell Huffer, Director

/s/ R. FREDERICK MCCOY, JR. ------------------------------------------------- R. Frederick McCoy, Jr., Director

/s/ WILLIAM T. MONAHAN ------------------------------------------------- William T. Monahan, Director

/s/ RICHARD B. SOLUM ------------------------------------------------- Richard B. Solum, Director

CONSOLIDATED STATEMENTS OF OPERATIONS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended

	September 26, 2004	September 28, 2003	September 29, 2002

	(In thousands, except per share data)

Net sales	$469,696	$498,946	$390,694
Cost of sales	339,341	344,288	300,277

Gross profit	130,355	154,658	90,417
Research and development expenses	28,258	14,945	17,663
Selling, general and administrative expenses	63,212	58,230	50,961
Litigation settlement (Note 8)	—	—	(2,632)

Income from operations	38,885	81,483	24,425
Interest and other income, net	8,174	8,127	8,271
Loss on debt extinguishment (Note 2)	—	(3,265)	(1,267)
Interest expense	(3,399)	(6,713)	(13,780)

Income before income taxes	43,660	79,632	17,649
Provision (benefit) for income taxes (Note 3)	(29,453)	15,130	2,647

Net income	$73,113	$64,502	$15,002

Basic earnings per share	$2.83	$2.52	$0.59

Diluted earnings per share	$2.42	$2.21	$0.59

Weighted average common shares outstanding	25,826	25,618	25,302

Weighted average common and diluted shares outstanding	31,453	31,410	25,534

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Hutchinson Technology Incorporated and Subsidiaries

	September 26, 2004	September 28, 2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,704	$67,505
Securities available for sale	224,356	224,860
Trade receivables, net	69,073	59,822
Other receivables	7,272	6,036
Inventories	35,319	31,290
Deferred tax assets (Note 3)	9,415	5,568
Other assets (Note 9)	5,657	5,588

Total current assets	384,796	400,669
Property, plant and equipment, at cost:
Land, buildings and improvements	140,136	139,375
Equipment	504,642	497,136
Construction in progress	75,205	30,134
Less: Accumulated depreciation	(506,222)	(490,086)

Property, plant and equipment, net	213,761	176,559
Deferred tax assets (Note 3)	68,211	37,840
Other assets (Note 9)	21,624	23,888

	$688,392	$638,956

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$29,310	$21,462
Accrued expenses	12,759	13,299
Accrued compensation	19,816	22,202

Total current liabilities	61,885	56,963
Convertible subordinated notes	150,000	150,000
Other long-term liabilities	2,955	618
Commitments and contingencies (Notes 2, 5 and 6)
Shareholders’ investment:
Common stock $.01 par value, 100,000,000 shares authorized, 24,394,000 and 25,917,000 issued and outstanding	244	259
Additional paid-in capital	363,786	379,663
Accumulated other comprehensive income (loss)	(588)	525
Accumulated earnings	110,110	50,928

Total shareholders’ investment	473,552	431,375

	$688,392	$638,956

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended

	September 26, 2004	September 28, 2003	September 29, 2002

	(In thousands)
OPERATING ACTIVITIES:
Net income	$73,113	$64,502	$15,002
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	58,602	59,938	63,008
Provision (benefit) for deferred tax assets (Note 3)	(28,452)	10,592	5,384
Loss on disposal of assets	415	—	—
Changes in operating assets and liabilities (Note 7)	(8,246)	(3,414)	(35,303)

Cash provided by operating activities	95,432	131,618	48,091

INVESTING ACTIVITIES:
Capital expenditures	(93,085)	(52,023)	(31,916)
Purchases of marketable securities	(340,279)	(227,347)	(257,513)
Sales of marketable securities	339,070	153,274	238,350

Cash used for investing activities	(94,294)	(126,096)	(51,079)

FINANCING ACTIVITIES:
Repayments of long-term debt	—	(144,124)	(49,360)
Repayments of capital lease obligation	—	(7,250)	(6,166)
Net proceeds from issuance of convertible subordinated notes	—	145,478	—
Repurchase of common stock (Note 10)	(39,252)	—	—
Net proceeds from issuance of common stock	4,313	10,027	3,053

Cash provided by (used for) financing activities	(34,939)	4,131	(52,473)

Net increase (decrease) in cash and cash equivalents	(33,801)	9,653	(55,461)
Cash and cash equivalents at beginning of year	67,505	57,852	113,313

Cash and cash equivalents at end of year	$33,704	$67,505	$57,852

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

Hutchinson Technology Incorporated and Subsidiaries

				Accumulated
	Common Stock			Other	Accumulated	Total
			Additional	Comprehensive	Earnings	Shareholders’
	Shares	Amount	Paid-In Capital	Income (Loss)	(Deficit)	Investment

	(In thousands)
Balance, September 30, 2001	25,171	$252	$366,590	$—	$(28,576)	$338,266
Exercise of stock options	106	1	1,825	—	—	1,826
Issuance of common stock	78	1	1,226	—	—	1,227
Components of comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $113	—	—	—	640	—
Net income	—	—	—	—	15,002
Total comprehensive income						15,642

Balance, September 29, 2002	25,355	254	369,641	640	(13,574)	356,961
Exercise of stock options	462	5	8,262	—	—	8,267
Issuance of common stock	100	1	1,759	—	—	1,760
Components of comprehensive income:
Unrealized loss on securities available for sale, net of income taxes of $42	—	—	—	(115)	—
Net income	—	—	—	—	64,502
Total comprehensive income						64,387

Balance, September 28, 2003	25,917	259	379,663	525	50,928	431,375
Exercise of stock options	105	1	1,835	—	—	1,836
Issuance of common stock	95	1	2,476	—	—	2,477
Tax benefit on stock option exercises	—	—	5,116	—	—	5,116
Repurchase of common stock	(1,723)	(17)	(25,304)	—	(13,931)	(39,252)
Components of comprehensive income:
Unrealized loss on securities available for sale, net of income taxes of $688	—	—	—	(1,113)	—
Net income	—	—	—	—	73,113
Total comprehensive income						72,000

Balance, September 26, 2004	24,394	$244	$363,786	$(588)	$110,110	$473,552

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries
(Columnar dollar amounts in thousands except per share amounts)

1. Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of Hutchinson Technology Incorporated and its subsidiaries (the “Company”), all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

      The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact to the consolidated financial statements may be material.

Accounting Pronouncements

      In March 2004, the Emerging Issues Task Force (“EITF”) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under the Financial Accounting Standards Board (“FASB”) Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS 115”) and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” (“FAS 124”). The effective date for evaluating whether an investment is other-than-temporarily impaired has been delayed by FASB Staff Position (FSP) EITF Issue 03-1-1. However, the disclosures included in EITF 03-1 were effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FAS 115 and FAS 124. For all other investments within the scope of EITF 03-1, the disclosures were effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments were effective for fiscal years ending after June 15, 2004. The adoption of EITF 03-1 is not anticipated to have a material effect on the Company’s balance sheet or results of operations. The additional disclosures required by EITF 03-1 have been considered for inclusion in the notes to the Company’s audited fiscal 2004 financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

Fiscal Year

      The Company’s fiscal year is the fifty-two/fifty-three week period ending on the last Sunday in September. The fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002 are fifty-two week periods.

Revenue Recognition

      In recognizing revenue in any period, the Company applies the provisions of the Securities and Exchange Commission Staff Accounting Bulletin 101, “Revenue Recognition.” The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.

      For all sales, the Company uses a binding purchase order as evidence of an arrangement. Delivery generally occurs when product is delivered to a common carrier. Certain of the Company’s products are delivered on an FOB destination basis. The Company defers its revenue associated with these transactions until the delivery has occurred to the customers’ premises.

      The Company also stores inventory in warehouses (“vendor managed inventory” (VMI) facilities) that are located close to the customer’s manufacturing facilities. Revenue is recognized on sales from VMI facilities upon the transfer of title and risk of loss, following the customer’s acknowledgement of the receipt of the goods.

      The Company also enters into reimbursement arrangements with customers that provide for reimbursement of guaranteed capacity. The Company recognizes the associated revenue over the estimated life of the program for which the capacity is guaranteed.

Cash and Cash Equivalents

      Cash equivalents consist of all highly liquid investments with original maturities of ninety days or less.

Securities Available for Sale

      The Company accounts for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). FAS 115 requires that available for sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income within shareholders’ investment, net of applicable income taxes. Realized gains and losses and decline in value deemed to be other-than-temporary on available for sale securities are included in other income. Fair value of the securities is based upon the quoted market price on the last business day of the fiscal year. The cost basis for realized gains and losses on available for sale securities is determined on a specific identification basis. At September 26, 2004, the Company’s securities available for sale consisted of U.S. government securities and corporate debt securities with a cost of $225,283,000 and a fair value of $224,356,000.

Trade Receivables

      The Company grants credit to customers, but generally does not require collateral or any other security to support amounts due. Trade receivables of $69,073,000 at September 26, 2004 and $59,822,000 at September 28, 2003 are net of allowances of $1,462,000 and $2,194,000, respectively. As of September 26, 2004, allowances of $1,462,000 consisted of a $683,000 allowance for doubtful accounts and a $779,000 allowance for sales returns. As of September 28, 2003, allowances of $2,194,000 consisted of a $1,097,000 allowance for doubtful accounts and a $1,097,000 allowance for sales returns.

      The Company warrants that the goods sold by it will be free from defects in materials and workmanship for a period of one year or less following delivery to the customer. Upon determination that the goods sold are defective, the Company typically accepts the return of such goods and refunds the purchase price to the customer. The Company records a provision

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

against revenue for estimated returns on sales of its products in the same period that the related revenues are recognized. The Company bases the allowance on historical product returns, as well as existing product return authorizations. The following table reconciles the changes in the Company’s allowance for sales returns under warranties:

	Changes in the	Reductions in the
	allowance related	allowance for returns
September 28, 2003	to warranties issued	under warranties	September 26, 2004

$1,097	$3,789	$(4,107)	$779

Inventories

      Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at September 26, 2004 and September 28, 2003:

	2004	2003

Raw materials	$9,144	$7,417
Work in process	9,546	6,853
Finished goods	16,629	17,020

	$35,319	$31,290

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

      Buildings and leasehold improvements are depreciated on a straight-line basis and equipment is depreciated using a 150% declining balance method for financial reporting purposes. Property is depreciated using primarily accelerated methods for tax reporting purposes. Estimated useful lives for financial reporting purposes are as follows:

Buildings	25 to 35 years
Leasehold improvements	5 to 10 years
Equipment	1 to 10 years

Engineering and Process Development

      The Company’s engineers and technicians are responsible for the implementation of new technologies as well as process and product development and improvements. Expenditures related to these activities totaled $50,275,000 in 2004, $37,048,000 in 2003 and $40,419,000 in 2002. Of these amounts, $28,258,000 in 2004, $14,945,000 in 2003 and $17,663,000 in 2002 are classified as research and development expenses, with the remainder, relating to quality, engineering and manufacturing support, classified as costs of goods sold.

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

valuation allowance. To the extent the Company establishes a valuation allowance or changes this allowance in a period, it must include an expense or a benefit within the tax provision in the statement of operations.

      Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its deferred tax assets. At September 28, 2003 the Company had a valuation allowance of $49,021,000, due to the uncertainty of realizing the benefits of certain tax credits and net operating loss (“NOL”) carryforwards before they expire. The valuation allowance was based on the Company’s historical taxable income and its estimate of future taxable income in each jurisdiction in which it operates and the period over which the deferred tax assets will be recoverable. At June 27, 2004, based on the Company’s continued review of various financial factors, including its recent historical taxable income, year-to-date operating results through June 27, 2004 and its estimate of future taxable income, the Company determined that it was more likely than not that a significant portion of these deferred tax assets would be realized. Accordingly, the valuation allowance was reduced by $41,318,000, resulting in a net income tax benefit of $36,202,000 for 2004 and an increase to shareholders’ equity of $5,116,000, related to the exercise of certain unqualified or early disposition of certain qualified stock options by employees. At September 26, 2004, the Company had a remaining valuation allowance of $5,642,000, related primarily to the uncertainty of realizing certain tax credits and state NOLs before they expire due to certain limitations. The Company will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact its financial position and results of operations.

Earnings Per Share

      Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares using net income available to common shareholders. A reconciliation of these amounts is as follows:

	2004	2003	2002

Net income	$73,113	$64,502	$15,002
Plus: interest expense on convertible subordinated notes	4,030	6,560	—
Less: additional profit sharing expense and income tax provision	(1,052)	(1,778)	—

Net income available to common shareholders	$76,091	$69,284	$15,002

Weighted average common shares outstanding	25,826	25,618	25,302
Dilutive potential common shares	5,627	5,792	232

Weighted average common and diluted shares outstanding	31,453	31,410	25,534

Basic earnings per share	$2.83	$2.52	$0.59
Diluted earnings per share	$2.42	$2.21	$0.59

      Potential common shares of 5,289,000 for 2002, related to the Company’s outstanding convertible subordinated notes, were excluded from the computation of diluted earnings per share as inclusion of these shares would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

2. Financing Arrangements

Long-term Debt

	2004	2003

2.25% Convertible Subordinated Notes due 2010	$150,000	$150,000
Less: Current maturities	—	—

	$150,000	$150,000

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

      Prior to the redemption of the Company’s 6% Convertible Notes, in February 2003, the Company issued and sold $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010 (the “2.25% Convertible Notes”) with interest payable semi-annually commencing September 15, 2003 to Salomon Smith Barney Inc. and Needham & Company, Inc., which resold the 2.25% Convertible Notes to qualified institutional buyers, and outside the United States in accordance with Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Company used the net proceeds of $145,405,000 from the issuance and sale of the 2.25% Convertible Notes primarily to redeem its 6% Convertible Notes, with the remaining proceeds intended to be used for general corporate purposes. In connection with the issuance and sale of the 2.25% Convertible Notes, the Company incurred and capitalized debt issuance costs of $4,595,000, which are being amortized over the term of the 2.25% Convertible Notes. Beginning in the third quarter of 2003, the redemption of the 6% Convertible Notes, combined with the issuance and sale of the 2.25% Convertible Notes, has reduced the Company’s interest expense by $1,140,000 per quarter.

      The 2.25% Convertible Notes are convertible, at the option of the holder, into Common Stock of the Company at any time prior to their stated maturity, unless previously redeemed or repurchased, at a conversion price of $29.84 per share. Beginning March 20, 2008, the 2.25% Convertible Notes are redeemable, in whole or in part, at the option of the Company at 100.64% of their principal amount, and thereafter at prices declining to 100% on March 15, 2010. In addition, upon the occurrence of certain events, each holder of the 2.25% Convertible Notes may require the Company to repurchase all or a portion of such holder’s 2.25% Convertible Notes at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, for the period up to but excluding the date of the repurchase.

      The 2.25% Convertible Notes were issued by the Company and were sold in transactions exempt from registration under the Securities Act. The Company filed a registration statement registering the 2.25% Convertible Notes and the shares of Common Stock of the Company into which the 2.25% Convertible Notes are convertible.

      Certain of the Company’s existing financing agreements contain financial covenants as well as covenants which, among other things, restrict its ability to pay dividends to its shareholders and may restrict its ability to enter into certain types of financing. As of September 26, 2004, the Company was in compliance with all such covenants. If, however, the Company is not in compliance with the covenants in its financing agreements at the end of any future quarter and cannot obtain amendments on acceptable terms, its future financial results and liquidity could be materially adversely affected.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

      Maturities of long-term debt subsequent to September 26, 2004 are as follows:

2005	$—
2006	—
2007	—
2008	—
2009	—
2010	150,000

$150,000

3. Income Taxes

      The provision (benefit) for income taxes consists of the following:

	2004	2003	2002

Current:
Federal	$(863)	$4,538	$(2,737)
State	18	—	—
Deferred	(28,608)	10,592	5,384

	$(29,453)	$15,130	$2,647

      The deferred provision (benefit) is composed of the following:

	2004	2003	2002

Asset bases, lives and depreciation methods	$368	$1,600	$461
Reserves and accruals not currently deductible	476	2,498	1,804
Tax credits and NOL carryforwards	8,812	15,208	2,366
Valuation allowance	(38,264)	(8,714)	753

	$(28,608)	$10,592	$5,384

      A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

	2004	2003	2002

Statutory federal income tax rate	35%	35%	35%
Effect of:
State income taxes, net of federal income tax benefits	2	2	3
Tax benefits of the Foreign Sales Corporation/ Extraterritorial Income Exclusion	(16)	(8)	(22)
Valuation allowance on NOL carryforwards and/or use of tax credits	(89)	(10)	(1)

	(68)%	19%	15%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 26, 2004, the Company’s deferred tax assets included $15,628,000 of unused tax credits, of which $3,998,000 can be carried forward indefinitely and $11,630,000 of which begin to expire at various dates beginning in 2009. At September 26, 2004, the Company’s balance sheet included $44,539,000 of deferred tax assets related to NOL carryforwards that will begin to expire in 2018. As of September 26, 2004, the Company had an estimated NOL carryforward of approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

$116,350,000 for United States federal tax return purposes. A portion of the credits and NOL carryforwards are subject to an annual limitation under United States Internal Revenue Code (“IRC”) Section 382. A valuation allowance of $5,642,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire. The following is a table of the significant components of the Company’s deferred tax assets:

	2004	2003

Current deferred tax assets:
Receivable allowance	$535	$764
Inventories	5,167	5,150
Accruals and other reserves	3,713	3,482
Valuation allowance	—	(3,828)

Total current deferred tax assets	$9,415	$5,568
Long-term deferred tax assets:
Property, plant and equipment	12,762	14,054
Deferred income	924	—
Tax credits	15,628	14,422
NOL carryforwards	44,539	54,557
Valuation allowance	(5,642)	(45,193)

Total long-term deferred tax assets	68,211	37,840

Total deferred tax assets	$77,626	$43,408

4. Fair Value of Financial Instruments

      The financial instruments with which the Company is involved are primarily of a traditional nature. For most instruments, including receivables, accounts payable and accrued expenses, the Company believes that the carrying amounts approximate fair value because of their short-term nature. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

      The fair value is based on quoted market prices.

Securities Available for Sale

      The fair value is based on quoted market prices.

Long-term Debt

      The fair value of the Company’s 2.25% Convertible Notes is estimated based on the closing market price of the 2.25% Convertible Notes as of the end of the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

      The estimated fair values of the Company’s financial instruments are as follows:

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$33,704	$33,704	$67,505	$67,505
Securities available for sale	224,356	224,356	224,860	224,860
Convertible Notes	150,000	163,392	150,000	193,500

5. Employee Benefits

Stock Options

      The Company has two stock option plans under which up to 6,750,000 common shares are reserved for issuance and of which options representing 6,366,150 common shares have been granted as of September 26, 2004. Under both plans, options may be granted to any employee, including officers and directors of the Company, and have been granted at a price equal to the fair market value of the Company’s common stock at the date the options were granted. Under one of the plans, options may be granted to certain non-employees, and have been granted at a price equal to the fair market value of the Company’s common stock at the date the options were granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of the Board of Directors that administers the plans. Options granted under the plans generally are exercisable one year from the date of grant.

      A summary of the status of the Company’s two stock option plans as of September 29, 2002, September 28, 2003 and September 26, 2004 and changes during the years ending on those dates is presented below:

				Weighted
			Weighted	Average	Options	Weighted
	Shares		Average	Fair Value	Exercisable	Average
	Under	Exercise	Exercise	Of Options	At End	Exercise
	Option	Price($)	Price($)	Granted($)	Of Year	Price($)

Balance, September 30, 2001	2,939,190	3.92-45.06	18.73		2,405,020	16.68
Granted	520,150	21.64-23.29	21.71	16.10
Exercised	(105,515)	3.92-19.13	16.81
Expired	(83,440)	17.33-29.63	23.02

Balance, September 29, 2002	3,270,385	7.17-45.06	19.14		2,758,145	16.93
Granted	523,000	23.73-24.77	24.73	14.68
Exercised	(462,426)	7.17-29.63	17.87
Expired	(3,320)	18.75-24.77	21.97

Balance, September 28, 2003	3,327,639	7.75-45.06	20.19		2,806,149	19.34
Granted	423,990	30.28-32.38	32.29	14.93
Exercised	(105,210)	7.75-29.63	17.45
Expired	(14,870)	21.64-32.38	28.19

Balance, September 26, 2004	3,631,549	7.75-45.06	21.65		3,213,809	20.26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

      The following table summarizes information about stock options outstanding at September 26, 2004:

	Options Outstanding
				Options Exercisable
		Weighted Average
Range of		Remaining	Weighted Average		Weighted Average
Exercise Prices($)	At 9/26/04	Contractual Life(yrs.)	Exercise Price($)	At 9/26/04	Exercise Price($)

7.75 to 16.33	542,045	0.9	12.60	542,045	12.60
17.02 to 17.33	410,900	2.2	17.33	410,900	17.33
18.75	448,990	5.1	18.75	448,990	18.75
19.05 to 19.13	375,300	6.2	19.12	375,300	19.12
20.19 to 21.64	424,730	7.2	21.64	424,730	21.64
23.29 to 24.77	763,085	6.5	24.69	763,085	24.69
27.38 to 45.06	666,499	7.2	31.56	248,759	30.33

7.75 to 45.06	3,631,549	5.2	21.65	3,213,809	20.26

      The Company follows Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in connection with stock option grants pursuant to the stock option plans. Had compensation cost been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”), the Company’s pro forma net income and pro forma net income per share would have been as follows:

	2004	2003	2002

Net income:
As reported	$73,113	$64,502	$15,002
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax and profit sharing effects	5,015	6,040	6,794

Pro forma	$68,098	$58,462	$8,208

Net income per common and common equivalent share:
Basic earnings per share:
As reported	$2.83	$2.52	$0.59
Pro forma	$2.64	$2.28	$0.32
Diluted earnings per share:
As reported	$2.42	$2.21	$0.59
Pro forma	$2.26	$2.01	$0.32

      In determining compensation cost pursuant to FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for various grants in 2004: risk-free interest rate of 3.57%; expected life of six years; and expected volatility of 43%. The following weighted average assumptions were used for various grants in 2003: risk-free interest rate of 3.45%; expected life of six years; and expected volatility of 62%. The following weighted average assumptions were used for various grants in 2002: risk-free interest rate of 4.6%; expected life of six years; and expected volatility of 85%.

Employee Benefit Plans

      The Company has a defined contribution plan covering its employees. The Company’s contributions to the plan were $7,508,000 in 2004, $7,498,000 in 2003 and $7,092,000 in 2002.

      The Company sponsors a self-insured comprehensive medical and dental plan for qualified employees that is funded by contributions from both the Company and plan participants. Contributions are made through a Voluntary Employee’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

Benefit Association Trust. The Company recognized expense related to these plans of $12,385,000 in 2004, $13,083,000 in 2003 and $13,645,000 in 2002.

6. Commitments and Contingencies

Operating Leases

      The Company is committed under various operating lease agreements. Total rent expense under these operating leases was $9,640,000 in 2004, $10,751,000 in 2003 and $11,307,000 in 2002.

      Future minimum payments for all operating leases with initial or remaining terms of one year or more subsequent to September 26, 2004 are as follows:

Operating
Leases

2005	$8,432
2006	6,378
2007	4,199
2008	2,797
2009	1,948
Thereafter	2,892

Total minimum lease payments	$26,646

Legal Proceedings

      The Company and certain users of the Company’s products have from time to time received, and may in the future receive, communications from third parties asserting patents against the Company or its customers which may relate to certain of the Company’s manufacturing equipment or products or to products that include the Company’s products as a component. In addition, certain of its customers have been sued on patents having claims closely related to products sold by the Company. If any third party makes a valid infringement claim and a license were not available on terms acceptable to the Company, the Company’s operating results could be adversely affected. The Company expects that, as the number of patents issued continues to increase, and as the Company grows, the volume of intellectual property claims could increase. The Company may need to engage in litigation to enforce patents issued or licensed to it, protect trade secrets or know-how owned by it or determine the enforceability, scope and validity of the intellectual property rights of others. The Company could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on its results of operations.

      The Company is a party to certain claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect the Company’s current or future financial position or results of operations.

Other Matters

      The American Jobs Creation Act of 2004 (“AJCA”) was signed into law on October 22, 2004. The AJCA contained two provisions that affect the Company. The first provision is the repeal of the EIE provisions, which will be phased out on a calendar year basis with the benefit ending December 31, 2006. Due to the new law, it is expected that the Company will have a decreased benefit from EIE.

      The second provision is the introduction of a deduction for a percentage of income from domestic production activities. The deduction is phased in on a taxable year basis with the benefit beginning for the Company with the tax year for its fiscal year ending September 24, 2006 and being fully phased in with the tax year for its fiscal year ending September 25, 2011. There will be no impact to the Company from this new deduction in 2005, and the benefit starting in fiscal 2006 is expected to offset some of the lost EIE benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

7. Supplementary Cash Flow Information

	2004	2003	2002

Changes in operating assets and liabilities:
Receivables, net	$(10,487)	$(9,905)	$(9,328)
Inventories	(4,029)	(4,180)	(5,917)
Prepaid and other assets	920	7,769	(24,226)
Accounts payable and accrued expenses	3,013	3,975	5,964
Other non-current liabilities	2,337	(1,073)	(1,796)

	$(8,246)	$(3,414)	$(35,303)

Cash paid (refunded) for:
Interest (net of amount capitalized)	$2,740	$6,659	$12,849
Income taxes	855	57	(2,777)

      Capitalized interest was $791,000 in 2004, $577,000 in 2003 and $779,000 in 2002. Interest is capitalized using an overall borrowing rate for assets that are being constructed or otherwise produced for the Company’s own use. Interest capitalized during 2004 was primarily for increases in TSA suspension production capacity, new program tooling, process technology and capability improvements and new business systems.

8. Litigation Settlement

      During the first quarter of 2002, the Company recorded an increase to operating income of $2,632,000 as a result of a reimbursement of legal expenses from another party and insurance proceeds related to litigation defense costs. The reimbursement of legal expenses is to be paid in installments through 2006 and is recorded at the net present value of the remaining payments.

9. Other Assets

      During the second quarter of 2002, the Company prepaid $26,000,000 related to a technology and development agreement. As of September 26, 2004, the unamortized portion of the prepayment was $17,272,000, of which $3,174,000 was included in “Prepaid taxes and other” and $14,098,000 was included in “Other assets” on the accompanying balance sheet. The unamortized portion will be amortized through the remaining term of the agreement which ends in 2010.

10. Shareholders’ Equity

Stock Repurchase Program

      In July 2004, the Company’s Board of Directors authorized the repurchase of up to two million shares of its common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. In 2004, the Company repurchased a total of 1,722,500 shares for a total cost of $39,252,000. The average price paid per share was $22.75. The Company may still repurchase up to 277,500 shares under this program.

11. Share Rights Plan

      In July 2000, the Board of Directors of the Company declared a dividend of one common share purchase right on each outstanding share of common stock of the Company held by shareholders of record as of the close of business on August 10, 2000. Under certain conditions, each right may be exercised to purchase one-tenth of a share of common stock at an exercise price of $10, subject to adjustment. The rights generally will become exercisable after any person or group acquires beneficial ownership of 15% or more of the Company’s common stock or announces a tender or exchange offer that would result in that person or group beneficially owning 15% or more of the Company’s common stock. If any person or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

group becomes a beneficial owner of 15% or more of the Company’s common stock, each right will entitle its holder (other than the 15% owner) to purchase, at an adjusted exercise price equal to ten times the previous purchase price, shares of the Company’s common stock having a value of twice the right’s adjusted exercise price.

      The rights, which do not have voting rights, expire in 2010 and may be redeemed by the Company at a price of $0.001 per right, subject to adjustment, at any time prior to their expiration or a person’s or group’s acquisition of beneficial ownership of at least 15% of the Company’s common stock. In certain circumstances, at the option of the Board of Directors, the Company may exchange the rights for shares of its common stock, delay or temporarily suspend the exercisability of the rights, or reduce the stock-ownership threshold of 15% to not less than 10%.

      In the event that the Company is acquired in certain merger or other business-combination transactions, or sells 50% or more of its assets or earnings power, each holder of a right shall have the right to receive, at the right’s adjusted exercise price, common shares of the acquiring company having a market value of twice the right’s adjusted exercise price.

12. Segment Reporting

      The Company follows the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). FAS 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Chief Executive Officer.

      The Company has determined that it has two reportable segments: the Disk Drive Division and the BioMeasurement Division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

      The following table represents net sales and operating income (loss) for each reportable segment.

	2004	2003	2002

Net sales:
Disk Drive Division	$469,278	$498,547	$390,577
BioMeasurement Division	418	399	117

	$469,696	$498,946	$390,694

Operating income (loss):
Disk Drive Division	$45,836	$87,462	$29,107
BioMeasurement Division	(6,951)	(5,979)	(4,682)

	$38,885	$81,483	$24,425

      Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

      Sales to foreign locations were as follows:

	2004	2003	2002

Foreign-based enterprises	$334,075	$392,146	$250,478
Foreign subsidiaries of U.S. corporations	104,416	72,202	109,736

	$438,491	$464,348	$360,214

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

      The majority of these foreign location sales were to the Pacific Rim region. In addition, the Company had significant sales to U.S. corporations that used the Company’s products in their offshore manufacturing sites.

      Revenue and long-lived assets by geographic area are as follows:

	2004	2003	2002

Revenue:
Hong Kong	$165,216	$169,353	$105,100
Japan	138,997	150,227	88,745
Thailand	122,875	105,828	122,083
China	11,091	38,001	33,564
United States	31,205	34,598	31,027
Indonesia	—	—	5,520
Mexico	—	—	4,655
Other foreign countries	312	939	—

	$469,696	$498,946	$390,694

Long-lived assets:
United States	$213,177	$176,027	$181,343
Other foreign countries	584	532	151

	$213,761	$176,559	$181,494

      Sales to customers in excess of 10% of net sales are as follows:

	2004	2003	2002

SAE Magnetics, Ltd./ TDK	34%	29%	25%
Alps Electric Co., Ltd.	23	27	21
Western Digital Corporation	15	—	—
Seagate Technology LLC	5	11	15
HGST and affiliates (HSPC/ IBM)	2	8	13

      Sales to the Company’s five largest customers constituted 85%, 81% and 83% of net sales for 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

13. Summary of Quarterly Information (unaudited)

      The following table summarizes unaudited financial data for 2004 and 2003.

	2004 by Quarter					2003 by Quarter

	First	Second	Third		Fourth	First		Second		Third	Fourth

Net sales	$133,636	$113,354	$100,400		$122,306	$132,862		$124,959		$120,127	$120,998
Gross profit	43,286	33,789	23,880		29,400	41,428		38,631		38,900	35,699
Income from operations	21,744	10,539	1,318		5,284	22,936		22,330		18,525	17,692
Income before income taxes	22,495	11,849	2,815		6,501	22,642	(2)	17,782	(4)	20,255	18,953
Net income	18,221	9,598	40,340	(1)	4,954	18,340	(3)	14,403	(5)	16,407	15,352
Net income per share:
Basic	0.70	0.37	1.55		0.20	0.72		0.56		0.64	0.59
Diluted	0.60	0.33	1.30		0.18	0.65		0.50		0.55	0.51
Price range per share:
High	35.96	38.40	29.23		27.50	27.46		26.61		33.64	36.85
Low	29.46	27.05	23.92		21.61	15.21		20.03		23.60	26.90

      The price range per share, reflected above, is the highest and lowest bids as quoted on The Nasdaq National Market during each quarter.

(1)	Includes $36,202,000 of income tax benefit due to the reduction of the valuation allowance related to the future tax benefits of NOL carryforward and certain tax credits.
(2) Includes $221,000 for gain on debt extinguishment.
(3) Includes (net of tax) $188,000 for gain on debt extinguishment.
(4) Includes $3,486,000 for loss on debt extinguishment.
(5) Includes (net of tax) $2,963,000 for loss on debt extinguishment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hutchinson Technology Incorporated
Hutchinson, Minnesota

      We have audited the accompanying consolidated balance sheets of Hutchinson Technology Incorporated and Subsidiaries (the “Company”) as of September 26, 2004 and September 28, 2003, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended September 26, 2004. Our audit also included the financial statement schedule listed in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 26, 2004 and September 28, 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 26, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

December 1, 2004

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Hutchinson Technology Incorporated and Subsidiaries

		Additions
	Balance at	Charged	Other		Balance at
	Beginning of	to Costs and	Changes Add		End of
	Period	Expenses	(Deduct)		Period

	(In thousands)
2002:
Allowance for doubtful accounts receivable	$3,000	$—	$(1	)(1)	$2,999
Reserve for sales returns and allowances	679	3,373	(3,389	) (2)	663
Severance charges	619	—	(619	)(3)	—

	$4,298	$3,373	$(4,009)		$3,662

2003:
Allowance for doubtful accounts receivable	$2,999	$—	$(1,902	) (1)	$1,097
Reserve for sales returns and allowances	663	7,393	(6,959	) (2)	1,097

	$3,662	$7,393	$(8,861)		$2,194

2004:
Allowance for doubtful accounts receivable	$1,097	$—	$(414)		$683
Reserve for sales returns and allowances	1,097	3,789	(4,107)		779

	$2,194	$3,789	$(4,521)		$1,462

(1)	Uncollectible accounts receivable written off, net of recoveries.
(2)	Returns honored and credit memos issued.
(3)	Severance charges paid.

ELEVEN-YEAR SELECTED FINANCIAL DATA

Hutchinson Technology Incorporated and Subsidiaries

Annual
Growth(%)

5 year	10 year		2004	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994

			(In thousands, except per share data and number of employees)
		For the Year:
(4)	7	Net Sales	$469,696	$498,946	$390,694	$401,236	$459,572	$580,270	$407,616	$453,232	$353,186	$299,998	$238,794
7	13	Gross Profit (loss)	130,355	154,658	90,417	36,724	36,149	93,666	(3,636)	117,279	79,570	73,763	39,246
		Percent of net sales	28%	31%	23%	9%	8%	16%	(1)%	26%	23%	25%	16%
11	17	Income (loss) from operations	$38,885	$81,483	$24,425	$(64,631)	$(98,416)	$23,333	$(65,124)	$52,716	$18,203	$28,921	$7,780
		Percent of net sales	8%	16%	6%	(16)%	(21)%	4%	(16)%	12%	5%	10%	3%
33	29	Net income (loss)	$73,113	$64,502	$15,002	$(56,277)	$(73,612)	$17,638	$(48,411)	$41,909	$13,802	$21,078	$5,880
		Percent of net sales	16%	13%	4%	(14)%	(16)%	3%	(12)%	9%	4%	7%	2%
(5)	12	Capital expenditures	$93,085	$52,023	$31,916	$32,047	$64,657	$120,596	$206,888	$82,639	$77,065	$44,472	$29,540
4	13	Research and development expenses	28,258	14,945	17,663	23,241	21,433	23,106	20,360	20,185	27,651	15,041	8,626
(9)	9	Depreciation expense	57,377	57,837	61,627	85,454	91,194	92,635	50,544	38,299	33,565	28,174	23,974
3	23	Cash flow from operating activities	95,432	131,618	48,091	61,463	69,679	81,176	(12,824)	76,816	39,904	57,814	11,967
		At Year End:
(1)	7	Receivables	$76,345	$65,858	$55,953	$46,625	$64,708	$81,766	$78,135	$86,044	$56,278	$40,683	$39,115
(3)	14	Inventories	35,319	31,290	27,110	21,193	32,516	40,984	25,780	27,189	17,235	13,298	9,529
1	20	Working capital	322,911	343,706	244,730	247,074	270,609	309,447	101,114	173,156	62,102	54,284	51,996
(10)	11	Net property, plant and equipment	213,761	176,559	181,494	211,262	283,659	352,936	335,289	175,253	121,706	93,816	77,887
(2)	16	Total assets	688,392	638,956	562,101	594,940	683,933	751,849	549,478	429,839	238,983	190,898	151,148
(7)	14	Total debt and capital leases	150,000	150,000	151,374	206,900	233,872	219,733	222,860	78,194	58,945	37,700	40,080
		Total debt and capital leases as a percentage of total capitalization	24%	26%	30%	38%	37%	32%	48%	22%	31%	24%	30%
—	17	Shareholders’ investment	$473,552	$431,375	$356,961	$338,266	$392,489	$464,959	$236,830	$282,958	$133,684	$119,745	$94,619
		Return on shareholders’ investment	16%	16%	4%	(15)%	(17)%	5%	(19)%	20%	11%	20%	6%
(13)	(2)	Number of employees, including production temporaries	3,911	3,656	3,362	3,454	4,729	7,701	7,764	7,181	5,479	4,858	4,600
—	4	Shares of stock outstanding	24,394	25,917	25,355	25,171	24,830	24,744	19,780	19,619	16,356	16,341	15,999
		Per Share Information:
26	21	Net income (loss) — diluted	$2.42	$2.21	$0.59	$(2.25)	$(2.97)	$0.75	$(2.46)	$2.21	$0.82	$1.28	$0.36
1	13	Shareholders’ investment (book value)	19.41	16.64	14.08	13.44	15.81	18.79	11.97	14.42	8.17	7.33	5.91
		Price range
(6)	11	High	38.40	36.85	27.19	24.44	30.00	51.25	35.44	38.38	21.83	29.67	13.29
13	12	Low	21.61	15.21	12.81	13.38	9.38	11.88	13.81	12.75	10.25	7.67	7.25