Form 10-Q
period 2004-12-26
HUTCHINSON TECHNOLOGY INC
filed 2005-02-03
CIK 772897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 26, 2004

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

(320) 587-3797

(Registrant’telephone number, including area code)

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

As of January 28, 2005 the registrant had 25,168,732 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	December 26,
	2004	September 26,
	(Unaudited)	2004
ASSETS
Current assets:
Cash and cash equivalents	$57,449	$33,704
Securities available for sale	196,956	224,356
Trade receivables, net	95,897	69,073
Other receivables	8,271	7,272
Inventories	31,148	35,319
Deferred tax assets (Note 7)	7,118	9,415
Other current assets (Note 8)	5,195	5,657

Total current assets	402,034	384,796
Property, plant and equipment, net	227,422	213,761
Deferred tax assets (Note 7)	68,527	68,211
Other assets (Note 8)	20,631	21,624

	$718,614	$688,392

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$34,555	$29,310
Accrued expenses	9,685	12,759
Accrued compensation	19,796	19,816

Total current liabilities	64,036	61,885
Convertible subordinated notes	150,000	150,000
Other long-term liabilities	2,858	2,955
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 25,093,000 and 24,394,000 issued and outstanding	251	244
Additional paid-in capital	378,714	363,786
Accumulated other comprehensive loss	(799)	(588)
Accumulated earnings	123,554	110,110

Total shareholders’ investment	501,720	473,552

	$718,614	$688,392

See accompanying notes to condensed consolidated financial statements - unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended
	December 26,	December 28,
	2004	2003
Net sales	$145,616	$133,636

Cost of sales	104,666	90,350

Gross profit	40,950	43,286

Research and development expenses	7,616	4,855

Selling, general and administrative expenses	18,809	16,687

Income from operations	14,525	21,744

Interest and other income, net	2,450	1,679

Interest expense	(654)	(928)

Income before income taxes	16,321	22,495

Provision for income taxes	2,877	4,274

Net income	$13,444	$18,221

Basic earnings per share	$0.54	$0.70

Diluted earnings per share	$0.47	$0.60

Weighted average common shares outstanding	24,757	25,945

Weighted average common and diluted shares outstanding	30,345	31,788

See accompanying notes to condensed consolidated financial statements - unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Thirteen Weeks Ended
	December 26,	December 28,
	2004	2003
OPERATING ACTIVITIES:
Net income	$13,444	$18,221
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,644	14,402
Deferred income taxes	5,637	3,569
(Gain) loss on disposal of assets	(17)	50
Changes in operating assets and liabilities (Note 10)	(19,937)	5,672

Cash provided by operating activities	11,771	41,914

INVESTING ACTIVITIES:
Capital expenditures	(26,759)	(20,985)
Purchases of marketable securities	(1,920)	(138,119)
Sales and maturities of marketable securities	29,495	198,266

Cash provided by investing activities	816	39,162

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	11,158	799

Cash provided by financing activities	11,158	799

Net increase in cash and cash equivalents	23,745	81,875

Cash and cash equivalents at beginning of period	33,704	67,505

Cash and cash equivalents at end of period	$57,449	$149,380

See accompanying notes to condensed consolidated financial statements - unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Columnar dollar amounts in thousands except per share amounts)

When we refer to “we,” “us,” the “Company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2006” mean the Company’s fiscal year ending September 24, 2006, references to “2005” mean the Company’s fiscal year ending September 25, 2005, references to “2004” mean the Company’s fiscal year ended September 26, 2004, references to “2003” mean the Company’s fiscal year ended September 28, 2003 and references to “2002” mean the Company’s fiscal year ended September 29, 2002.

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

(2) ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards 123, “Share-Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”), and will be effective for the Company beginning in the fourth quarter of 2005. The Company has not completed its evaluation of the impact that adopting SFAS 123 (R) will have on its financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS 115”) and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” (“FAS 124”). The effective date for evaluating whether an investment is other-than-temporarily impaired has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1. The Company does not believe the adoption of EITF 03-1 will have a material effect on the Company’s balance sheet or results of operations.

(3) BUSINESS AND CUSTOMERS

The Company is the world’s leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. To further assure a readily available supply of products to its customers, the Company sells etched and stamped component-level suspension assembly parts, such as flexures and baseplates, to competing suspension assembly manufacturers. The Company also is engaged in the development and production of products for the medical device market, but does not expect to generate significant revenue from these products during 2005.

A breakdown of customer sales is as follows:

	Thirteen Weeks Ended
	December 26,	December 28,
Percentage of Net Sales	2004	2003
Five Largest Customers	91%	81%
SAE Magnetics, Ltd./TDK	31	34
Western Digital Corporation	22	10
Alps Electric Co., Ltd.	22	24
Innovex, Inc.	8	6
Fujitsu Limited	8	4
Seagate Technology LLC	5	6
Pemstar Inc.	1	2
K.R. Precision Co.	1	7

(4) TRADE RECEIVABLES

The Company grants credit to customers, but generally does not require collateral or any other security to support amounts due. Trade receivables of $95,897,000 at December 26, 2004 and $69,073,000 at September 26, 2004 are net of allowances of $1,743,000 and $1,462,000, respectively. As of December 26, 2004, allowances of $1,743,000 consisted of a $956,000 allowance for doubtful accounts and a $787,000 allowance for sales returns. As of September 26, 2004, allowances of $1,462,000 consisted of a $683,000 allowance for doubtful accounts and a $779,000 allowance for sales returns.

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

	Increases in the	Reductions in the
September 26,	allowance related to	allowance for returns	December 26,
2004	warranties issued	under warranties	2004
$779	$745	$(737)	$787

(5) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at December 26, 2004 and September 26, 2004:

	December 26,	September 26,
	2004	2004
Raw materials	$11,910	$9,144
Work in process	9,122	9,546
Finished goods	10,116	16,629

	$31,148	$35,319

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

	Thirteen Weeks Ended
	December 26,	December 28,
	2004	2003
Net income	$13,444	$18,221
Plus: interest expense on convertible subordinated notes	1,008	1,004
Less: additional profit sharing expense and income tax provision	261	272

Net income available to common shareholders	$14,191	$18,953

Weighted average common shares outstanding	24,757	25,945
Dilutive potential common shares	5,588	5,843

Weighted average common and diluted shares outstanding	30,345	31,788

Basic earnings per share	$0.54	$0.70

Diluted earnings per share	$0.47	$0.60

(7) INCOME TAXES

The following table details the significant components of the Company’s deferred tax assets:

	December 26,	September 26,
	2004	2004
Current deferred tax assets:
Receivable allowance	$638	$535
Inventories	3,375	5,167
Accruals and other reserves	3,105	3,713

Total current deferred tax assets	7,118	9,415

Long-term deferred tax assets:
Property, plant and equipment	17,282	12,762
Deferred income	891	924
Tax credits	16,769	15,628
Net operating loss carryforwards	38,554	44,539
Valuation allowance	(4,969)	(5,642)

Total long-term deferred tax assets	68,527	68,211

Total deferred tax assets	$75,645	$77,626

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 26, 2004, the Company’s deferred tax assets included $16,769,000 of unused tax credits, $4,255,000 of which can be carried forward indefinitely and $12,514,000 of which begin to expire at various dates beginning in 2010. A valuation allowance of $4,969,000 has been recognized to offset the estimated tax credits that may not be realized before they expire. At December 26, 2004, the Company’s balance sheet included $38,554,000 of deferred tax assets related to an estimated federal net operating loss (“NOL”) carryforward of approximately $100,302,000 for United States federal tax return purposes and certain state NOLs that will begin to expire in 2018.

Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its deferred tax assets. At September 28, 2003 the Company had a valuation allowance of $49,021,000, due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire. The valuation allowance was based on the Company’s historical taxable income and its estimates of future taxable income in each jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. At June 27, 2004, based on the Company’s continued review of various factors, including the Company’s recent historical taxable income, year-to-date operating results and its estimates of future taxable income, the Company determined that it was more likely than not that a significant portion of the tax benefits of these deferred tax assets would be realized. Accordingly, the valuation allowance was reduced by $41,318,000, resulting in a net income tax benefit of $36,202,000 for the three and nine months ended June 27, 2004 and an increase to shareholders’ equity at June 27, 2004 of $5,116,000, which related to the exercise and/or sale of stock options by employees. At December 26, 2004 and due to the completion of the Company’s income tax return, the Company determined it is more likely than not that the state NOL carryforward would be realized. Accordingly, the valuation allowance was reduced by $673,000, resulting in a net income tax benefit of $649,000 and an increase to shareholders’ equity of $24,000 for the three months ending December 26, 2004. The Company will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact the Company’s financial position and results of operations.

(8) OTHER ASSETS

During the second quarter of 2002, the Company prepaid $26,000,000 related to a technology and development agreement. As of December 26, 2004, the unamortized portion of the prepayment was $16,479,000, of which $3,174,000 was included in “Other current assets” and $13,305,000 was included in “Other assets” on the accompanying condensed consolidated balance sheet. The unamortized portion is being amortized over the remaining term of the agreement which ends in 2010.

(9) SHAREHOLDERS’ EQUITY

In July 2004, the Company’s Board of Directors authorized the repurchase of up to two million shares of its common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. In 2004, the Company repurchased a total of 1,722,500 shares for a total cost of $39,252,000. The average price paid per share was $22.75. No shares were repurchased during the thirteen weeks ended December 26, 2004. The Company may still repurchase up to 277,500 shares under this program.

(10) SUPPLEMENTARY CASH FLOW INFORMATION

	Thirteen Weeks Ended
	December 26,	December 28,
	2004	2003
Changes in operating assets and liabilities:
Receivables, net	$(27,823)	$(4,706)
Inventories	4,171	1,262
Other assets	1,268	1,416
Accounts payable and accrued expenses	2,544	5,390
Other non-current liabilities	(97)	2,310

	$(19,937)	$5,672

Cash paid for:
Interest (net of amount capitalized)	$—	$67
Income taxes	$1	$526

Capitalized interest for the thirteen weeks ended December 26, 2004 was $375,000 compared to $136,000 for the thirteen weeks ended December 28, 2003. Interest is capitalized, using an overall borrowing rate, for assets that are being constructed or otherwise produced for the Company’s own use. Interest capitalized during the thirteen weeks ended December 26, 2004 was primarily related to the expansion of production capacity, new program tooling, process technology and capability improvements and new business systems.

(11) STOCK-BASED COMPENSATION

The Company has an employee stock purchase plan that provides for the sale of the Company’s common stock at discounted purchase prices. The cost per share under this plan is 85% of the lesser of the fair market value of the Company’s common stock on the first or last day of the purchase period, as defined.

The Company has two stock option plans under which options have been granted to employees, including officers and directors of the Company, at a price not less than the fair market value of the Company’s common stock at the date the options were granted. Options under one plan are no longer granted because the maximum number of shares available for option grants under such plan has been reached. Under the other plan, options also may be granted to certain non-employees at a price not less than the fair market value of the Company’s common stock at the date the options are granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of the Board of Directors of the Company that administers the plans. Options granted under the plans generally are exercisable one year from the date of grant.

Effective beginning in the fourth quarter of 2005, the Company will adopt the provisions of SFAS 123(R). The Company will be required to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. However, the Company currently follows APB 25, under which no compensation expense has been recognized in connection with stock option grants pursuant to the stock option plans. Had compensation expense been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the Company’s pro forma net income and pro forma earnings per share would have been as follows:

	Thirteen Weeks Ended
	December 26,	December 28,
	2004	2003
Net income, as reported	$13,444	$18,221
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,241	1,396

Pro forma net income	$12,203	$16,825

Earnings per share:
Basic – as reported	$0.54	$0.70
Basic – pro forma	$0.48	$0.65
Diluted – as reported	$0.47	$0.60
Diluted – pro forma	$0.42	$0.55

In determining compensation cost pursuant to FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for various grants in 2005: risk-free interest rate of 3.9%; expected life of six years; and expected volatility of 41%. The following weighted average assumptions were used for various grants in 2004: risk-free interest rate of 3.6%; expected life of six years; and expected volatility of 43%.

(12) LEGAL CONTINGENCIES

The Company and certain users of the Company’s products have from time to time received, and may in the future receive, communications from third parties asserting patents against the Company or its customers which may relate to certain of the Company’s manufacturing equipment or products or to products that include the Company’s products as a component. In addition, certain of the Company’s customers have been sued on patents having claims closely related to products sold by the Company. If any third party makes a valid infringement claim and a license were not available on terms acceptable to the Company, the Company’s operating results could be adversely affected. The Company expects that, as the number of patents issued continues to increase, and as the Company grows, the volume of intellectual property claims could increase. The Company may need to engage in litigation to enforce patents issued or licensed to it, protect trade secrets or know-how owned by it or determine the enforceability, scope and validity of the intellectual property rights of others. The Company could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on its results of operations.

The Company is a party to certain claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect the Company’s current or future financial position or results of operations.

(13) OTHER MATTERS

The American Jobs Creation Act of 2004 (“AJCA”) was signed into law on October 22, 2004. The AJCA contained two provisions that affect the Company. The first provision is the repeal of the Extraterritorial Income Exclusion Act of 2000 (“EIE”), which will be phased out on a calendar year basis with the benefit ending December 31, 2006. Due to the new law, it is expected that the Company will have a decreased benefit from EIE.

The second provision is the introduction of a deduction for a percentage of income from domestic production activities. The deduction is phased in on a taxable year basis with the benefit to the Company beginning in 2006 and being fully phased in for the Company’s fiscal year ending September 25, 2011. There will be no impact to the Company from this new deduction in 2005, and the benefit starting in 2006 is expected to offset some of the lost EIE benefit.

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

The following table represents net sales and operating income for each reportable segment.

	Thirteen Weeks Ended
	December 26,	December 28,
	2004	2003
Net sales:
Disk Drive Division	$145,478	$133,544
BioMeasurement Division	138	92

	$145,616	$133,636

Income (loss) from operations:
Disk Drive Division	$16,181	$23,387
BioMeasurement Division	(1,656)	(1,643)

	$14,525	$21,744

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

HUTCHINSON TECHNOLOGY INCORPORATED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When we refer to “we,” “us,” “HTI” or the “Company,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2006” mean HTI’s fiscal year ending September 24, 2006, references to “2005” mean HTI’s fiscal year ending September 25, 2005, references to “2004” mean HTI’s fiscal year ended September 26, 2004, references to “2003” mean HTI’s fiscal year ended September 28, 2003, references to “2002” mean HTI’s fiscal year ended September 29, 2002, references to “2001” mean HTI’s fiscal year ended September 30, 2001, and references to “2000” mean HTI’s fiscal year ended September 24, 2000.

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

We estimate the average number of suspension assemblies required per drive decreased from approximately 4.5 in 1999 to approximately 2.3 in 2003. During that time, improvements in data density, the amount of data which can be stored on disks, outpaced disk drive storage capacity requirements. This enabled disk drive manufacturers to reduce their costs by using fewer components, including suspension assemblies, in each drive. In 2004, the number of suspension assemblies per drive increased to 2.4 and during our first quarter of 2005 it increased to 2.5. This increase was a result of improved demand for higher end disk drives which increased our suspension assembly demand. Higher end disk drives, such as those used in personal video recorders and near-line storage in the enterprise market, typically require multiple disks and recording heads and therefore multiple suspension assemblies per drive.

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

Shipments of suspension assemblies in the first two quarters of 2004 were 147 million and 127 million units, respectively. In the third quarter of 2004 we shipped 114 million suspension assemblies, down 13 million or 10% from the second quarter of 2004. This reduction in shipments was due to reduced suspension assembly demand as a result of shifts in market share and product mix among the major disk drive makers, weaker overall disk drive demand and improved yields in our customers’ manufacturing processes. In the fourth quarter of 2004 and the first quarter of 2005 we shipped 150 million and 175 million suspension assemblies, respectively. The increase in shipments in these periods resulted primarily from a seasonal increase in demand and an increase in the average number of suspension assemblies per disk drive. We expect these factors to continue to impact our shipments into the second quarter of 2005. We anticipate shipments to range from 160 million to 170 million units for the second quarter of 2005. We continue to have limited visibility for demand beyond the second quarter of 2005.

Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. In 2004, our average selling prices declined as a result of planned price reductions triggered by higher volumes of certain suspension assemblies, as well as changes in the mix of products we sold. In 2005, we anticipate that our average selling prices will increase based upon a greater mix of products with value-added features, such as dual stage actuation, finer electrical conductors, clad unamount arms, plated grounds, electrostatic protection measures and formed and polished headlifts. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product’s life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature or achieve specified cumulative volumes. To offset price decreases during a product’s life, we rely primarily on higher sales volume and improving our manufacturing yields and efficiencies to reduce our cost. If we cannot reduce our manufacturing costs as prices decline during our products’ life cycles, our business, financial condition and results of operations could be materially adversely affected.

We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our “vendor managed inventory” (VMI) facilities. Certain agreements with our customers provide that we maintain minimum finished goods inventory levels. With the seasonally higher demand in the fourth quarter of 2004 and the first quarter of 2005, our finished goods inventory levels were low, and we anticipate replenishing our finished goods inventory during our second and third quarters of 2005. Our customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.

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

Gross margins declined from 31% in 2003 to 28% in 2004 primarily due to lower suspension assembly average selling prices, lower component sales and lower utilization of our production capacity during the third quarter and the first half of the fourth quarter. Our gross margin for the first quarter of 2005 was 28%, up from 24% in the fourth quarter of 2004 on higher production capacity utilization, partially offset by higher costs for expedited shipping of products to our customers. Although we continue to have limited visibility for future demand, we anticipate our gross margin to range from 28% to 30% of net sales for the second quarter of 2005 on expected higher suspension assembly component sales and improved production capacity utilization.

In 2000 and 2001, as a result of industry forecasts of slower growth for disk drive storage demand and a significant decrease in our long-term forecast for suspension demand, we recorded asset impairment charges totaling $56,523,000 and $20,830,000, respectively. However, demand for suspension assemblies in 2003 improved due to an increase in disk drive demand, an increase in suspension consumption related to lower yields some of our customers experienced as they transitioned to higher density recording heads, improvements in our market position and a slowdown in the rate of improvement in data density on disk drives in mass production. Consequently, the majority of the previously impaired assets are currently in use, and our operating results and gross margins have been, and will continue to be, impacted favorably by lower depreciation and lease expenses as a result of these previous charges. We estimate annual savings in depreciation and lease costs due to these asset impairment charges were approximately $9,000,000 in 2004 and that annual savings in 2005 will be approximately $5,000,000 and will thereafter total an aggregate of approximately $8,000,000 in additional savings.

The disk drive industry is intensely competitive, and our customers’ operating results are dependent on being the first-to-market and first-to-volume with new products at a low cost. Our development efforts typically enable us to shorten development cycles and achieve high volume output per manufacturing unit more quickly than our competitors and is an important factor in our success. The next generation of smaller disk drives and sub-pico recording head sizes will require finer electrical conductors on the suspension assembly. In 2005, we will be increasing our research and development spending over the prior year to develop new production processes, new products and equipment. We are continuing to invest in extending the capabilities of our existing processes for manufacturing TSA suspension assemblies to meet escalating customer requirements for precision and performance. We are also developing additive processes and adding associated capital equipment for producing future generations of suspension assemblies. Additive processing involves depositing a thin seed layer of metal onto a polyimide surface and then imaging and chemically plating up that seed layer to form the suspension’s electrical conductors. If our development of additive process capabilities is delayed for any reason or if suspension assemblies cannot be produced profitably in the quantities and to the specifications required by our customers, we may need to purchase components manufactured through additive processing.

New manufacturing processes for advanced suspension assembly features and suspension assembly types, such as those currently under development, initially have lower manufacturing yields than those for more mature products and processes. Manufacturing yields generally improve as the process and product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of products. Small variations in manufacturing yields can have a significant impact on gross margins.

RESULTS OF OPERATIONS

Thirteen Weeks Ended December 26, 2004 vs. Thirteen Weeks Ended December 28, 2003.

Net sales for the thirteen weeks ended December 26, 2004 were $145,616,000, an increase of $11,980,000 or 9% from the thirteen weeks ended December 28, 2003. Suspension assembly sales increased $22,200,000 from the thirteen weeks ended December 28, 2003, as a result of a 19% increase in suspension assembly unit shipments, offset slightly by a 1% decline in average selling prices for our suspension assemblies. The increase in unit shipments was due to a seasonal increase in demand and an increase in the average number of suspension assemblies per disk drive. Sales of suspension assembly components to other suspension assembly manufacturers were $1,646,000, a decrease of $9,623,000 from the thirteen weeks ended December 28, 2003.

Gross profit for the thirteen weeks ended December 26, 2004 was $40,950,000, compared to $43,286,000 for the thirteen weeks ended December 28, 2003. Gross profit as a percent of net sales decreased from 32% to 28%. The decrease was primarily due to the reduction in sales of suspension assembly components noted above and an increase in material costs as a percent of net sales.

Research and development expenses for the thirteen weeks ended December 26, 2004 were $7,616,000 compared to $4,855,000 for the thirteen weeks ended December 28, 2003. The increase primarily was attributable to $1,829,000 of higher labor expenses due to the hiring of additional personnel to meet increased customer-specific development efforts and process improvements. As a percent of net sales, research and development expenses increased from 4% in the first quarter of 2004 to 5% in the first quarter of 2005.

Selling, general and administrative expenses for the thirteen weeks ended December 26, 2004 were $18,809,000, an increase of $2,122,000 or 13% from the thirteen weeks ended December 28, 2003. The increase was attributable to $816,000 of higher labor expense, a $529,000 increase in bad debt expense, $474,000 in higher supplies expense related to the design of our new enterprise resource planning (ERP) business system, and a $225,000 increase in travel and training expenses. Overall, selling, general and administrative expenses as a percent of net sales increased from 12% in the first quarter of 2004 to 13% in the first quarter of 2005.

Income from operations for the thirteen weeks ended December 26, 2004 was $14,525,000, compared to $21,744,000 for the thirteen weeks ended December 28, 2003. The lower operating income was due to the reduction in sales of suspension assembly components, higher research and development expenses, and increased selling, general and administrative expenses. Income from operations for the thirteen weeks ended December 26, 2004 included a $1,656,000 loss from operations for our BioMeasurement Division segment, compared to a $1,643,000 loss for the thirteen weeks ended December 28, 2003.

Interest expense for the thirteen weeks ended December 26, 2004 was $654,000, a decrease of $274,000 from the thirteen weeks ended December 28, 2003. The reduction was due to an increase in the amount of interest expense capitalized.

Interest income for the thirteen weeks ended December 26, 2004 was $1,222,000, an increase of $277,000 from the thirteen weeks ended December 28, 2003. The increase was due to a loss on the sale of certain investments during the thirteen weeks ended December 28, 2003.

Other income, net of other expenses, for the thirteen weeks ended December 26, 2004 was $1,228,000, an increase of $494,000 from the thirteen weeks ended December 28, 2003 primarily due to increased royalty income.

The income tax provisions for the thirteen weeks ended December 26, 2004 and December 28, 2003 were based on estimated effective tax rates for each fiscal year of 23% and 19%, respectively. These rates are below the statutory federal rate primarily due to our estimate of the benefit derived from the EIE provisions related to export of U.S. products. The estimated annual effective tax rate of 23% for the thirteen weeks ended December 26, 2004 was reduced to approximately 18% for the quarter by certain discrete events occurring during the quarter, primarily the reduction of the valuation allowance associated with state net operating loss (“NOL”) carryforwards and the difference between estimated and actual tax deductions and tax credits that were included in the filing of our 2004 income tax return.

Net income for the thirteen weeks ended December 26, 2004 was $13,444,000, compared to net income of $18,221,000 for the thirteen weeks ended December 28, 2003. The lower net income was due to the reduction in sales of suspension assembly components, higher research and development expenses, and increased selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents increased from $33,704,000 at September 26, 2004 to $57,449,000 at December 26, 2004. Our securities available for sale decreased from $224,356,000 to $196,956,000 during the same period. Overall, this reflects a $3,655,000 decrease in our cash and cash equivalents and securities available for sale for the thirteen weeks ended December 26, 2004. The decrease primarily was a result of capital expenditures totaling $26,759,000, partially offset by $11,771,000 generated from operations and $11,158,000 from the issuance of common stock in connection with the exercise of stock options.

On January 30, 2004, we entered into a Loan Agreement with LaSalle Bank National Association, establishing a $10,000,000 unsecured credit facility. As of December 26, 2004, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled approximately $1,812,000 as of such date, resulting in approximately $8,188,000 of remaining availability. Our Financing Agreement with The CIT Group/Business Credit, Inc., providing for a line of credit of $50,000,000, was terminated during the quarter ended March 28, 2004.

Cash used for capital expenditures totaled $26,759,000 for the thirteen weeks ended December 26, 2004, compared to $20,985,000 for the thirteen weeks ended December 28, 2003. We anticipate capital expenditures to total approximately $120,000,000 in 2005 primarily for both TSA suspension and additive suspension production capacity, process technology and capability improvements, new program tooling and new business systems. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents and securities available for sale.

In July 2004, our Board of Directors authorized the repurchase of up to two million shares of our common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. In 2004, we repurchased a total of 1,722,500 shares for a total cost of $39,252,000. The average price paid per share was $22.75. No shares were repurchased during the thirteen weeks ended December 26, 2004. We may still repurchase up to 277,500 shares under this program.

Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and may restrict our ability to enter into certain types of financing. As of December 26, 2004, we were in compliance with all such covenants. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.

We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations and our credit facility will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through 2005. Our ability to obtain additional financing, if needed, will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. If we cannot raise additional capital on reasonable terms or at all, if needed, our future financial results and liquidity could be materially adversely affected.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At September 28, 2003 we had a valuation allowance of $49,021,000, due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire. The valuation allowance was based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. At June 27, 2004 based on our continued review of various factors, including our recent historical taxable income, year-to-date operating results and our estimates of future taxable income, we determined that it was more likely than not that a significant portion of the tax benefits of these deferred tax assets would be realized. Accordingly, the valuation allowance was reduced by $41,318,000, resulting in a net income tax benefit of $36,202,000 for the three and nine months ended June 27, 2004 and an increase to shareholders’ equity at June 27, 2004 of $5,116,000, which related to the exercise and/or sale of stock options by employees. At December 26, 2004 and due to the completion of our income tax return, we determined it is more likely than not that the state NOL carryforward would be realized. Accordingly, the valuation allowance was reduced by $673,000, resulting in a net income tax benefit of $649,000 and an increase to shareholders’ equity of $24,000 for the three months ending December 26, 2004. We will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

MARKET TRENDS AND CERTAIN CONTINGENCIES

Market Trends

We expect that the expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software and the growth of new applications for disk storage, such as personal video recorders, gaming consoles, digital cameras and audio players, together with emerging opportunities in cell phones, guidance systems for automobiles and other consumer electronic applications, will increase disk drive demand and, therefore, suspension assembly demand in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Improvements in data density of disk drives, across all disk drive market segments, have reduced unit shipments of suspension assemblies since 1999. However, data density has improved at a slower rate in the past two years, and we believe it will continue to improve at a slower rate in 2005.

Worldwide suspension assembly shipments increased in 2004 due to overall growth in disk drives shipped. We believe that worldwide suspension assembly shipments are likely to track closely with anticipated growth for disk drive shipments in 2005, which is currently forecasted by industry observers to be 13%. As we experienced in 2004, we also anticipate that suspension assembly demand in 2005 may be more seasonal with higher demand at the beginning of the year, decreased demand during the middle part of the year, and then increased demand during the latter part of the year.

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

The continual pursuit of increasing data density and lower storage costs are leading to further adoption of features for suspensions, such as finer electrical conductors, clad unamount arms, plated grounds, electrostatic protection measures and formed and polished headlifts. Our suspension assemblies also allow for dual stage actuation, which incorporates a second stage actuator on the suspension to improve head positioning over increasingly tighter data tracks.

The miniaturization of disk drives, the development of smaller recording heads, continuing improvement in data density and the increasing use of disk drives in consumer electronic applications, will require even finer electrical conductors on the suspension assembly. Newer disk drives also may require additional electrical conductors. Our current TSA suspension flexures are produced using a subtractive process, and we are investing in extending our current process capabilities and in developing new additive processes and equipment to meet emerging industry specifications. While we do not expect to generate significant revenue from suspension assemblies produced utilizing additive processes in 2005, we will invest significantly developing this capability and related capital equipment.

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

Other Matters

The American Jobs Creation Act of 2004 (“AJCA”) was signed into law on October 22, 2004. The AJCA contained two provisions that affect us. The first provision is the repeal of the Extraterritorial Income Exclusion Act of 2000 (“EIE”), which will be phased out on a calendar year basis with the benefit ending December 31, 2006. Due to the new law, it is expected that we will have a decreased benefit from EIE.

The second provision is the introduction of a deduction for a percentage of income from domestic production activities. The deduction is phased in on a taxable year basis with the benefit to us beginning in 2006 and being fully phased in for our fiscal year ending September 25, 2011. There will be no impact to us from this new deduction in 2005, and the benefit starting in 2006 is expected to offset some of the lost EIE benefit.

Forward-Looking Statements

The statements above under the headings “General” and “Market Trends and Certain Contingencies” about demand for and shipments of disk drives and suspension assemblies, research and development spending and capital expenditures and disk drive and suspension assembly technology and development, the statements under the heading “General” about our average selling prices, inventory levels, gross margins, expected savings in depreciation and lease costs, and our operating results, the statements above under the heading “Market Trends and Certain Contingencies” about data density improvements in disk drives, expected tax benefits, and intellectual property matters and the statements above, under the heading “Liquidity and Capital Resources,” about capital expenditures, capital resources, and share repurchases, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including a slowdown in demand for computer systems and consumer electronics, slower or faster customer acceptance and adoption of new product features, process capabilities, fluctuating order rates, faster or slower improvements in disk drive data densities and other technological advances which affect suspension assembly and component demand, changes in market consumption of disk drives or suspension assemblies, difficulties in producing our TSA suspensions or suspension features at levels of precision, quality, variety, value and cost our customers require, difficulties in managing capacity, changes in product mix, changes in manufacturing efficiencies, changes in tax laws and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our credit facility with LaSalle Bank National Association carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At December 26, 2004, there were no outstanding borrowings under the credit facility.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At December 26, 2004, we had fixed rate debt of $150,000,000.

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

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).

3.2	Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/27/04).

4.1	Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.

4.2	Share Rights Agreement dated as of 7/19/00, between HTI and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI’s Registration Statement on Form 8-A, dated 7/24/00).

4.3	Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).

4.4	Purchase Agreement dated 2/18/03 by and among HTI, Salomon Smith Barney Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 4.6 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).

4.5	Registration Rights Agreement dated as of 2/24/03 by and among HTI, Salomon Smith Barney Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 4.7 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).

#10	Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Annex A to HTI’s Definitive Proxy Statement on Schedule 14A, dated 12/16/04).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED
Date: February 3, 2005	By /s/ Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date: February 3, 2005	By /s/ John A. Ingleman
John A. Ingleman
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.		Page
3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).	Incorporated by Reference

3.2	Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/27/04).	Incorporated by Reference

4.1	Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.

4.2	Share Rights Agreement dated as of 7/19/00, between HTI and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI’s Registration Statement on Form 8-A, dated 7/24/00).	Incorporated by Reference

4.3	Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).	Incorporated by Reference

4.4	Purchase Agreement dated 2/18/03 by and among HTI, Salomon Smith Barney Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 4.6 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).	Incorporated by Reference

4.5	Registration Rights Agreement dated as of 2/24/03 by and among HTI, Salomon Smith Barney Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 4.7 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).	Incorporated by Reference

Exhibit
No.		Page
10	Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Annex A to HTI’s Definitive Proxy Statement on Schedule 14A, dated 12/16/04).	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically