Form 10-Q
period 2005-03-27
HUTCHINSON TECHNOLOGY INC
filed 2005-04-27
CIK 772897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       MARCH 27, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes [ X ]            No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]            No [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 25, 2005 the registrant had 25,261,251 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	March 27, 2005	September 26,
	(Unaudited)	2004
ASSETS
Current assets:
Cash and cash equivalents	$50,112	$33,704
Securities available for sale	231,465	224,356
Trade receivables, net	76,692	69,073
Other receivables	9,241	7,272
Inventories	35,852	35,319
Deferred tax assets (Note 7)	7,325	9,415
Other current assets (Note 8)	4,976	5,657

Total current assets	415,663	384,796
Property, plant and equipment, net	252,815	213,761
Deferred tax assets (Note 7)	68,499	68,211
Other assets (Note 8)	20,325	21,624

	$757,302	$688,392

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$44,791	$29,310
Accrued expenses	14,821	12,759
Accrued compensation	25,010	19,816

Total current liabilities	84,622	61,885
Convertible subordinated notes	150,000	150,000
Other long-term liabilities	2,757	2,955
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 25,222,000 and 24,394,000 issued and outstanding	252	244
Additional paid-in capital	382,080	363,786
Accumulated other comprehensive loss	(1,101)	(588)
Accumulated earnings	138,692	110,110

Total shareholders’ investment	519,923	473,552

	$757,302	$688,392

See accompanying notes to condensed consolidated financial statements - unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
Net sales	$158,043	$113,354	$303,661	$246,990
Cost of sales	110,355	79,565	215,023	169,915

Gross profit	47,688	33,789	88,638	77,075
Research and development expenses	8,301	6,819	15,919	11,674
Selling, general and administrative expenses	21,174	16,431	39,981	33,118

Income from operations	18,213	10,539	32,738	32,283
Interest and other income, net	2,557	2,188	5,008	3,867
Interest expense	(587)	(878)	(1,241)	(1,806)

Income before income taxes	20,183	11,849	36,505	34,344
Provision for income taxes	5,046	2,251	7,923	6,525

Net income	$15,137	$9,598	$28,582	$27,819

Basic earnings per share	$0.60	$0.37	$1.14	$1.07

Diluted earnings per share	$0.51	$0.33	$0.98	$0.92

Weighted average common shares outstanding	25,184	26,031	24,971	25,988

Weighted average common and diluted shares outstanding	30,819	31,754	30,571	31,771

See accompanying notes to condensed consolidated financial statements - unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Twenty-Six Weeks Ended
	March 27,	March 28,
	2005	2004
OPERATING ACTIVITIES:
Net income	$28,582	$27,819
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,706	28,562
Deferred income taxes	5,744	7,083
Loss on disposal of assets	11	141
Changes in operating assets and liabilities (Note 10)	9,854	324

Cash provided by operating activities	73,897	63,929

INVESTING ACTIVITIES:
Capital expenditures	(64,252)	(38,181)
Purchases of marketable securities	(93,257)	(247,003)
Sales and maturities of marketable securities	85,878	227,615

Cash used in investing activities	(71,631)	(7,569)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	14,142	2,753

Cash provided by financing activities	14,142	2,753

Net increase in cash and cash equivalents	16,408	59,113
Cash and cash equivalents at beginning of period	33,704	67,505

Cash and cash equivalents at end of period	$50,112	$126,618

See accompanying notes to condensed consolidated financial statements - unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Columnar dollar amounts in thousands except per share amounts)

Reference to the “Company” means Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2006” mean the Company’s fiscal year ending September 24, 2006, references to “2005” mean the Company’s fiscal year ending September 25, 2005, references to “2004” mean the Company’s fiscal year ended September 26, 2004, references to “2003” mean the Company’s fiscal year ended September 28, 2003 and references to “2002” mean the Company’s fiscal year ended September 29, 2002.

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

(2) ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards 123, “Share-Based Payment” (“SFAS 123(R)(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result SFAS 123(R) will be effective for the Company beginning in the first quarter of 2006. The Company has not completed its evaluation of the impact that adopting SFAS 123(R) will have on its financial statements.

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

A breakdown of customer sales is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 27,	March 28,	March 27,	March 28,
Percentage of Net Sales	2005	2004	2005	2004
Five Largest Customers	87%	86%	89%	83%
SAE Magnetics, Ltd./TDK	28	34	29	34
Western Digital Corporation	20	16	21	13
Alps Electric Co., Ltd.	20	22	21	23
Innovex, Inc.	11	7	9	7
Seagate Technology LLC	8	7	7	6
Fujitsu Limited	8	4	8	4

(4) TRADE RECEIVABLES

The Company grants credit to customers, but generally does not require collateral or any other security to support amounts due. Trade receivables of $76,692,000 at March 27, 2005 and $69,073,000 at September 26, 2004 are net of allowances of $1,583,000 and $1,462,000, respectively. As of March 27, 2005, allowances of $1,583,000 consisted of a $940,000 allowance for doubtful accounts and a $643,000 allowance for sales returns. As of September 26, 2004, allowances of $1,462,000 consisted of a $683,000 allowance for doubtful accounts and a $779,000 allowance for sales returns.

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

	Increases in the	Reductions in the
	allowance related	allowance for
September 26,	to warranties	returns under	March 27,
2004	issued	warranties	2005
$779	$824	$(960)	$643

(5) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at March 27, 2005 and September 26, 2004:

	March 27,	September 26,
	2005	2004
Raw materials	$13,803	$9,144
Work in process	8,353	9,546
Finished goods	13,696	16,629

	$35,852	$35,319

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
Net income	$15,137	$9,598	$28,582	$27,819
Plus: interest expense on convertible subordinated notes	1,008	1,007	2,017	2,014
Less: additional profit-sharing expense and income tax provision	328	273	596	545

Net income available to common shareholders	$15,817	$10,332	$30,003	$29,288

Weighted average common shares outstanding	25,184	26,031	24,971	25,988
Dilutive potential common shares	5,635	5,723	5,600	5,783

Weighted average common and diluted shares outstanding	30,819	31,754	30,571	31,771

Basic earnings per share	$0.60	$0.37	$1.14	$1.07

Diluted earnings per share	$0.51	$0.33	$0.98	$0.92

(7) INCOME TAXES

The following table details the significant components of the Company’s deferred tax assets:

	March 27,	September 26,
	2005	2004
Current deferred tax assets:
Receivable allowance	$578	$535
Inventories	3,045	5,167
Accruals and other reserves	3,702	3,713

Total current deferred tax assets	7,325	9,415
Long-term deferred tax assets:
Property, plant and equipment	19,121	12,762
Deferred income	857	924
Tax credits	18,328	15,628
Net operating loss carryforwards	35,162	44,539
Valuation allowance	(4,969)	(5,642)

Total long-term deferred tax assets	68,499	68,211

Total deferred tax assets	$75,824	$77,626

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 27, 2005, the Company’s deferred tax assets included $18,328,000 of unused tax credits, $4,940,000 of which can be carried forward indefinitely and $13,388,000 of which begin to expire at various dates beginning in 2010. A valuation allowance of $4,969,000 has been recognized to offset the estimated tax credits that may not be realized before they expire. At March 27, 2005, the Company’s balance sheet included $35,162,000 of deferred tax assets related to an estimated federal net operating loss (“NOL”) carryforward of approximately $90,689,000 for United States federal tax return purposes and certain state NOLs that will begin to expire in 2018.

Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its deferred tax assets. At September 28, 2003, the Company had a valuation allowance of $49,021,000, due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire. The valuation allowance was based on the Company’s historical taxable income and its estimates of future taxable income in each jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. At June 27, 2004, based on the Company’s continued review of various factors, including the Company’s recent historical taxable income, year-to-date operating results and its estimates of future taxable income, the Company determined that it was more likely than not that a significant portion of the tax benefits of these deferred tax assets would be realized. Accordingly, the valuation allowance was reduced by $41,318,000, resulting in a net income tax benefit of $36,202,000 for the three and nine months ended June 27, 2004 and an increase to shareholders’ equity at June 27, 2004 of $5,116,000, which related to the exercise and/or sale of stock options by employees. At December 26, 2004 and due to the completion of the Company’s income tax return, the Company determined it is more likely than not that the state NOL carryforward would be realized. Accordingly, the valuation allowance was reduced by $673,000, resulting in a net income tax benefit of $649,000 for the three months ended December 26, 2004 and the six months ended March 27, 2005 and an increase to shareholders’ equity at March 27, 2005 of $24,000. The Company will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact the Company’s financial position and results of operations.

(8) OTHER ASSETS

During the second quarter of 2002, the Company prepaid $26,000,000 related to a technology and development agreement. As of March 27, 2005, the unamortized portion of the prepayment was $15,686,000, of which $3,174,000 was included in “Other current assets” and $12,512,000 was included in “Other assets” on the accompanying condensed consolidated balance sheet. The unamortized portion is being amortized over the remaining term of the agreement which ends in 2010.

(9) SHAREHOLDERS’ EQUITY

In July 2004, the Company’s Board of Directors authorized the repurchase of up to two million shares of its common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. In 2004, the Company repurchased a total of 1,722,500 shares for a total cost of $39,252,000. The average price paid per share was $22.75. No shares were repurchased during the twenty-six weeks ended March 27, 2005. The Company may still repurchase up to 277,500 shares under this program.

(10) SUPPLEMENTARY CASH FLOW INFORMATION

	Twenty-Six Weeks Ended
	March 27,	March 28,
	2005	2004
Changes in operating assets and liabilities:
Receivables, net	$(9,588)	$2,606
Inventories	(533)	(10,671)
Other assets	1,607	2,668
Accounts payable and accrued expenses	18,566	3,228
Other non-current liabilities	(198)	2,493

	$9,854	$324

Cash paid for:
Interest (net of amount capitalized)	$882	$1,234
Income taxes	$394	$831

Capitalized interest for the twenty-six weeks ended March 27, 2005 was $806,000 compared to $454,000 for the twenty-six weeks ended March 28, 2004. Interest is capitalized, using an overall borrowing rate, for assets that are being constructed or otherwise produced for the Company’s own use. Interest capitalized during the twenty-six weeks ended March 27, 2005 was primarily related to the expansion of production capacity, new program tooling, process technology and capability improvements and new business systems.

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

Effective beginning in the first quarter of fiscal 2006, the Company will adopt the provisions of SFAS 123(R). The Company will be required to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. However, the Company currently follows APB 25, under which no compensation expense has been recognized in connection with stock option grants pursuant to the stock option plans. Had compensation expense been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the Company’s pro forma net income and pro forma earnings per share would have been as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
Net income, as reported	$15,137	$9,598	$28,582	$27,819
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	941	1,205	2,087	2,599

Pro forma net income	$14,196	$8,393	$26,495	$25,220

Earnings per share:
Basic – as reported	$0.60	$0.37	$1.14	$1.07
Basic – pro forma	$0.56	$0.32	$1.06	$0.97
Diluted – as reported	$0.51	$0.33	$0.98	$0.92
Diluted – pro forma	$0.48	$0.29	$0.91	$0.84

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

(13) OTHER MATTERS

The American Jobs Creation Act of 2004 (“AJCA”) was signed into law on October 22, 2004. The AJCA contained two provisions that affect the Company. The first provision is the repeal of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 (“EIE”), which will be phased out on a calendar year basis with the benefit ending December 31, 2006. Due to the new law, it is expected that the Company will have a decreased benefit from EIE.

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

The following table represents net sales and operating income for each reportable segment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
Net sales:
Disk Drive Division	$157,939	$113,256	$303,419	$246,800
BioMeasurement Division	104	98	242	190

	$158,043	$113,354	$303,661	$246,990

Income (loss) from operations:
Disk Drive Division	$20,178	$12,249	$36,359	$35,636
BioMeasurement Division	(1,965)	(1,710)	(3,621)	(3,353)

	$18,213	$10,539	$32,738	$32,283

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

HUTCHINSON TECHNOLOGY INCORPORATED

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When we refer to “we,” “us” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2006” mean HTI’s fiscal year ending September 24, 2006, references to “2005” mean HTI’s fiscal year ending September 25, 2005, references to “2004” mean HTI’s fiscal year ended September 26, 2004, references to “2003” mean HTI’s fiscal year ended September 28, 2003, references to “2002” mean HTI’s fiscal year ended September 29, 2002, references to “2001” mean HTI’s fiscal year ended September 30, 2001, and references to “2000” mean HTI’s fiscal year ended September 24, 2000.

GENERAL

Since the late 1980s, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components to nearly all manufacturers of disk drives and manufacturers of disk drive components for all sizes of disk drives. Suspension assemblies are a critical component of disk drives and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations are affected from time to time due to disk drive industry demand changes, adjustments in inventory levels throughout the disk drive supply chain, technological changes that impact suspension assembly demand, shifts in our market position and our customers’ market position, our customers’ production yields and our own product transitions, and changes in our yields and production capacity utilization.

We estimate the average number of suspension assemblies required per drive decreased from approximately 4.5 in 1999 to approximately 2.3 in 2003. During that time, improvements in data density, the amount of data which can be stored on disks, outpaced disk drive storage capacity requirements. This enabled disk drive manufacturers to reduce their costs by using fewer components, including suspension assemblies, in each drive. In calendar 2004, the average number of suspension assemblies per drive increased to 2.4 and we expect that number to increase to 2.7 for calendar 2005. This increase in the number of suspension assemblies used per disk drive is the result of market demand for disk drive storage capacity requirements increasing faster than the improvement in data density and an increased demand for higher capacity disk drives. Higher capacity disk drives, such as those used in personal video recorders and near-line storage in the enterprise market, typically require multiple disks and recording heads and therefore multiple suspension assemblies per drive.

Shipments of suspension assemblies in the first two quarters of 2004 were 147 million and 127 million units, respectively. In the third quarter of 2004 we shipped 114 million suspension assemblies, down 13 million or 10% from the second quarter of 2004. This reduction in shipments was due to reduced suspension assembly demand as a result of shifts in market share and product mix among the major disk drive makers, weaker overall disk drive demand and improved yields in our customers’ manufacturing processes. In the fourth quarter of 2004 and the first quarter of 2005 we shipped 150 million and 175 million suspension assemblies, respectively. The increase in shipments in these periods resulted primarily from a seasonal increase in demand and an increase in the average number of suspension assemblies per disk drive. During the second quarter of 2005, we shipped 181 million suspension assemblies, up 3% compared to the first quarter of 2005, due to strong demand for suspension assemblies for higher capacity disk drives used in server and consumer electronics applications, such as personal video recorders. We expect these factors to continue to impact our shipments through the third quarter of 2005. We anticipate shipments to range from 190 million to 200 million units for the third quarter of 2005.

Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. In 2004, our average selling prices declined as a result of planned price reductions triggered by higher volumes of certain suspension assemblies, as well as changes in the mix of products we sold. In 2005, our average selling prices have increased and we anticipate that they will continue to modestly increase based upon a greater mix of products with finer electrical conductors and value-added features, such as dual stage actuation, clad unamount arms, plated grounds, electrostatic protection measures and formed and polished headlifts. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product’s life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature or achieve specified cumulative volumes. To offset price decreases during a product’s life, we rely primarily on higher sales volume and improving our manufacturing yields and efficiencies to reduce our cost. If we cannot reduce our manufacturing costs as prices decline during our products’ life cycles, our business, financial condition and results of operations could be materially adversely affected.

We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of our product out of “vendor managed inventory” (VMI) facilities. Certain agreements with our customers provide that we maintain minimum finished goods inventory levels. Due to the higher demand we have experienced in the past three quarters, our finished goods inventory levels are low, and we intend to increase our finished goods inventory during the latter part of 2005 by increasing our production capacity through additional capital spending and continued productivity improvements. Our customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.

Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as changes in:

•	demand or customer requirements;

•	utilization of our production capacity;

•	product and feature mix;

•	selling prices;

•	infrastructure and expedited production and shipping costs;

•	production and engineering costs associated with production of new products and features;

•	manufacturing yields or efficiencies; and

•	costs of materials.

Gross margins declined from 31% in 2003 to 28% in 2004 primarily due to lower suspension assembly average selling prices, lower component sales and lower utilization of our production capacity during the third quarter and the first half of the fourth quarter. Our gross margin for the first quarter of 2005 was 28%, up from 24% in the fourth quarter of 2004, on higher production capacity utilization that was partially offset by higher costs for expedited production and shipping of products to our customers. For the second quarter of 2005, our gross margin increased to 30% on higher volumes, partially offset by higher depreciation expense and higher costs for expedited production and shipping of products to our customers. We anticipate our gross margin to range from 30% to 32% of net sales for the third quarter of 2005 on expected higher suspension assembly shipments.

Our suspension assembly business is capital intensive. To meet expected demand growth, we plan to increase our manufacturing capacity from approximately 15 million suspension assemblies per week to 20 million units per week by the end of 2005. To achieve this growth in manufacturing capacity, we have increased our planned 2005 capital spending budget to $220,000,000 from $120,000,000. Through March 27, 2005, capital expenditures for the year have totaled $64,252,000. We expect to fund our remaining 2005 capital spending from operations and from our current cash, cash equivalents and securities available for sale.

Our operating results and gross margins have been, and will continue to be, impacted favorably by lower depreciation and lease expenses as a result of asset impairment charges in 2000 and 2001 totaling $56,523,000 and $20,830,000, respectively. Commencing in 2003, consumption of suspension assemblies has exceeded the industry estimates for long-term suspension assembly demand used in determining the impairment charges and a majority of the previously impaired assets have been placed back in service. We estimate annual savings in depreciation and lease costs due to these asset impairment charges were approximately $9,000,000 in 2004 and that annual savings in 2005 will be approximately $5,000,000 and will thereafter total an aggregate of approximately $8,000,000 in additional savings.

In 2005, we are significantly increasing our research and development spending over the prior year to develop new production processes, new products and equipment. The disk drive industry is intensely competitive, and our customers’ operating results are dependent on being the first-to-market and first-to-volume with new products at a low cost. Our development efforts typically enable us to shorten development cycles and achieve high volume output per manufacturing unit more quickly than our competitors and is an important factor in our success. The next generation of smaller disk drives and sub-pico recording head sizes will require finer electrical conductors on the suspension assembly. We are continuing to invest in extending the capabilities of our existing processes and adding associated capital equipment for manufacturing TSA suspension assemblies to meet escalating customer requirements for precision and performance.

We are developing additive processes and adding associated capital equipment for producing future generations of suspension assemblies. Additive processing involves depositing a thin seed layer of metal onto a polyimide surface and then imaging and chemically plating up that seed layer to form the suspension’s electrical conductors. If our development of additive process capabilities is delayed for any reason or if suspension assemblies cannot be produced profitably in the quantities and to the specifications required by our customers, we may need to purchase components manufactured through additive processing.

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

We are in the process of implementing a new enterprise resource planning (“ERP”) system throughout our company. We anticipate that the implementation of this system will allow us to better manage our production capacity and respond more quickly to changes in demand. We expect this implementation to be substantially complete during 2006. Because ERP systems are highly complex, implementation and the transition to the new system can be costly and may initially result in unexpected cost or difficulties, including failure or inefficient operation of the new system. A failure in the new system could impair our ability to access certain business and financial information. We will continue to assess and mitigate these potential risks, however, should we experience such difficulties as a result of our new ERP system, our business, financial condition and results of operations could be materially adversely affected.

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 27, 2005 vs. Thirteen Weeks Ended March 28, 2004.

Net sales for the thirteen weeks ended March 27, 2005 were $158,043,000, an increase of $44,689,000 or 39% from the thirteen weeks ended March 28, 2004. Suspension assembly sales increased $46,353,000 from the thirteen weeks ended March 28, 2004, as a result of a 42% increase in suspension assembly unit shipments. The increase in unit shipments was due to strong demand industry wide and, in particular, for suspension assemblies for higher capacity disk drives used in server and consumer electronics applications, such as personal video recorders. Sales of suspension assembly components to other suspension assembly manufacturers were $4,155,000, a decrease of $901,000 from the thirteen weeks ended March 28, 2004.

Gross profit for the thirteen weeks ended March 27, 2005 was $47,688,000, compared to $33,789,000 for the thirteen weeks ended March 28, 2004. The increase was primarily due to the increase in suspension assembly shipments noted above. Gross profit as a percent of net sales was 30% for both periods.

Research and development expenses for the thirteen weeks ended March 27, 2005 were $8,301,000, an increase of $1,482,000 or 22% from the thirteen weeks ended March 28, 2004. The increase primarily was attributable to $1,111,000 of higher labor expenses due to the hiring of additional personnel to support increased customer-specific development efforts and to make process improvements and $422,000 in higher supply expenses. As a percent of net sales, research and development expenses decreased from 6% in the second quarter of 2004 to 5% in the second quarter of 2005.

Selling, general and administrative expenses for the thirteen weeks ended March 27, 2005 were $21,174,000, an increase of $4,743,000 or 29% from the thirteen weeks ended March 28, 2004. The increase primarily was attributable to $1,357,000 in higher incentive compensation expenses, $910,000 of increased labor expenses, $855,000 in higher professional services expenses primarily related to the design of our new ERP system, and a $416,000 increase in travel and training expenses. Overall, selling, general and administrative expenses as a percent of net sales decreased from 14% in the second quarter of 2004 to 13% in the second quarter of 2005.

Income from operations for the thirteen weeks ended March 27, 2005 was $18,213,000, compared to $10,539,000 for the thirteen weeks ended March 28, 2004. The higher operating income was due to the increase in suspension assembly shipments noted above. Income from operations for the thirteen weeks ended March 27, 2005 included a $1,965,000 loss from operations for our BioMeasurement Division segment, compared to a $1,710,000 loss for the thirteen weeks ended March 28, 2004.

Interest expense for the thirteen weeks ended March 27, 2005 was $587,000, a decrease of $291,000 from the thirteen weeks ended March 28, 2004. The reduction was due to an increase in the amount of interest expense capitalized.

Interest income for the thirteen weeks ended March 27, 2005 was $1,483,000, an increase of $285,000 from the thirteen weeks ended March 28, 2004. The increase was due to higher investment yields.

Other income, net of other expenses, for the thirteen weeks ended March 27, 2005 was $1,074,000, an increase of $84,000 from the thirteen weeks ended March 28, 2004 due to increased royalty income.

The income tax provisions for the thirteen weeks ended March 27, 2005 and March 28, 2004 were based on estimated annual effective tax rates of 25% and 19%, respectively. These rates are below the statutory federal rate primarily due to our estimate of the benefit derived from the EIE provisions related to export of U.S. products.

Net income for the thirteen weeks ended March 27, 2005 was $15,137,000, compared to net income of $9,598,000 for the thirteen weeks ended March 28, 2004. The higher net income was due to the increase in suspension assembly shipments noted above.

Twenty-Six Weeks Ended March 27, 2005 vs. Twenty-Six Weeks Ended March 28, 2004.

Net sales for the twenty-six weeks ended March 27, 2005 were $303,661,000, an increase of $56,671,000 or 23% from the twenty-six weeks ended March 28, 2004. Suspension assembly sales increased $68,553,000 from the twenty-six weeks ended March 28, 2004, as a result of a 30% increase in suspension assembly unit shipments. The increase in unit shipments was due to strong demand industry wide and, in particular, for suspension assemblies for higher capacity disk drives used in server and consumer electronics applications, such as personal video recorders. Sales of suspension assembly components to other suspension assembly manufacturers were $5,801,000, a decrease of $10,524,000 from the twenty-six weeks ended March 28, 2004.

Gross profit for the twenty-six weeks ended March 27, 2005 was $88,638,000, compared to $77,075,000 for the twenty-six weeks ended March 28, 2004. The increase was primarily due to the increase in suspension assembly shipments noted above. Gross profit as a percent of net sales decreased from 31% to 29%. The decrease in gross profit as a percent of net sales was primarily due to the reduction in sales of suspension assembly components noted above and an increase in products having higher material costs as a percent of net sales.

Research and development expenses for the twenty-six weeks ended March 27, 2005 were $15,919,000, an increase of $4,245,000 or 36% from the twenty-six weeks ended March 28, 2004. The increase primarily was attributable to $2,940,000 of higher labor expenses due to the hiring of additional personnel to support increased customer-specific development efforts and to make process improvements, $658,000 in higher supply expenses and $652,000 in higher professional services expenses. As a percent of net sales, research and development expenses were 5% for both periods.

Selling, general and administrative expenses for the twenty-six weeks ended March 27, 2005 were $39,981,000, an increase of $6,863,000 or 21% from the twenty-six weeks ended March 28, 2004. The increase primarily was attributable to $1,726,000 of increased labor expenses, $999,000 in higher professional services expenses primarily related to the design of our new ERP system, $869,000 in higher incentive compensation expenses, a $707,000 increase in bad debt expense, and a $641,000 increase in travel and training expenses. Overall, selling, general and administrative expenses as a percent of net sales were 13% for both periods.

Income from operations for the twenty-six weeks ended March 27, 2005 was $32,738,000, compared to $32,283,000 for the twenty-six weeks ended March 28, 2004. The higher operating income was due to the increase in suspension assembly shipments noted above, offset by higher selling, general and administrative expenses, higher research and development expenses, and lower sales of suspension assembly components. Income from operations for the twenty-six weeks ended March 27, 2005 included a $3,621,000 loss from operations for our BioMeasurement Division segment, compared to a $3,353,000 loss for the twenty-six weeks ended March 28, 2004.

Interest expense for the twenty-six weeks ended March 27, 2005 was $1,241,000, a decrease of $565,000 from the twenty-six weeks ended March 28, 2004. The reduction was due to an increase in the amount of interest expense capitalized.

Interest income for the twenty-six weeks ended March 27, 2005 was $2,705,000, an increase of $562,000 from the twenty-six weeks ended March 28, 2004. The increase was due to higher investment yields and a loss on the sale of some securities during the twenty-six weeks ended March 28, 2004.

Other income, net of other expenses, for the twenty-six weeks ended March 27, 2005 was $2,303,000, an increase of $579,000 from the twenty-six weeks ended March 28, 2004 due to increased royalty income.

The income tax provisions for the twenty-six weeks ended March 27, 2005 and March 28, 2004 were based on estimated effective tax rates for each fiscal year of 25% and 19%, respectively. These rates are below the statutory federal rate primarily due to our estimate of the benefit derived from the EIE provisions related to export of U.S. products. The estimated annual effective tax rate of 25% for the twenty-six weeks ended March 27, 2005 was reduced to approximately 22% by certain discrete events occurring during the thirteen weeks ended December 26, 2004, primarily the reduction of the valuation allowance associated with state NOL carryforwards and the difference between estimated and actual tax deductions and tax credits that were included in the filing of our 2004 income tax return.

Net income for the twenty-six weeks ended March 27, 2005 was $28,582,000, compared to net income of $27,819,000 for the twenty-six weeks ended March 28, 2004. The higher net income was due to the increase in suspension assembly shipments noted above, offset by higher selling, general and administrative expenses, higher research and development expenses, and lower sales of suspension assembly components.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents increased from $33,704,000 at September 26, 2004 to $50,112,000 at March 27, 2005. Our securities available for sale increased from

$224,356,000 to $231,465,000 during the same period. Overall, this reflects a $23,517,000 increase in our cash and cash equivalents and securities available for sale for the twenty-six weeks ended March 27, 2005. The increase primarily was a result of $73,897,000 generated from operations and $14,142,000 from the issuance of common stock in connection with the exercise of stock options, partially offset by capital expenditures totaling $64,252,000.

On January 30, 2004, we entered into a Loan Agreement with LaSalle Bank National Association, establishing a $10,000,000 unsecured credit facility. As of March 27, 2005, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled approximately $1,808,000 as of such date, resulting in approximately $8,192,000 of remaining availability. Our Financing Agreement with The CIT Group/Business Credit, Inc., providing for a line of credit of $50,000,000, was terminated during the quarter ended March 28, 2004.

Cash used for capital expenditures totaled $64,252,000 for the twenty-six weeks ended March 27, 2005, compared to $38,181,000 for the twenty-six weeks ended March 28, 2004. We have increased our 2005 capital spending budget from $120,000,000 to $220,000,000 to support the planned increase in our manufacturing capacity from approximately 15 million suspension assemblies per week to 20 million units per week by the end of 2005. We anticipate our capital expenditures will be for both TSA suspension and additive suspension production capacity, process technology and capability improvements, new program tooling and new business systems. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents and securities available for sale.

In July 2004, our Board of Directors authorized the repurchase of up to two million shares of our common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. In 2004, we repurchased a total of 1,722,500 shares for a total cost of $39,252,000. The average price paid per share was $22.75. No shares were repurchased during the twenty-six weeks ended March 27, 2005. We may still repurchase up to 277,500 shares under this program.

Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and may restrict our ability to enter into certain types of financing. As of March 27, 2005, we were in compliance with all such covenants. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At September 28, 2003, we had a valuation allowance of $49,021,000, due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire. The valuation allowance was based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. At June 27, 2004 based on our continued review of various factors, including our recent historical taxable income, year-to-date operating results and our estimates of future taxable income, we determined that it was more likely than not that a significant portion of the tax benefits of these deferred tax assets would be realized. Accordingly, the valuation allowance was reduced by $41,318,000, resulting in a net income tax benefit of $36,202,000 for the three and nine months ended June 27, 2004 and an increase to shareholders’ equity at June 27, 2004 of $5,116,000, which related to the exercise and/or sale of stock options by employees. At December 26, 2004 and due to the completion of our income tax return, we determined it is more likely than not that the state NOL carryforward would be realized. Accordingly, the valuation allowance was reduced by $673,000, resulting in a net income tax benefit of $649,000 for the three months ended December 26, 2004 and the six months ended March 27, 2005 and an increase to shareholders’ equity at March 27, 2005 of $24,000. We will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

MARKET TRENDS AND CERTAIN CONTINGENCIES

Market Trends

We expect that the expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software and the growth of new applications for disk storage, such as personal video recorders, audio players and digital cameras, together with emerging opportunities in cell phones, guidance systems for automobiles and other consumer electronic applications, will increase disk drive demand and, therefore, suspension assembly demand in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models.

Disk drive industry observers currently project that disk drive shipments for calendar 2005 will increase by about 20% compared with calendar 2004. In addition, we believe the average number of suspension assemblies used per disk drive will increase to about 2.7 per drive in calendar 2005 compared to 2.4 per drive in calendar 2004.

Increased demand for higher capacity drives, coupled with a slower rate of improvement in data density, tends to result in more disks, heads and suspension assemblies per disk drive. The forecasted growth in calendar 2005 disk drive shipments and in suspension assemblies used per disk drive is expected to result in a worldwide calendar 2005 increase in suspension assembly shipments of about 30%.

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

The continual pursuit of increasing data density and lower storage costs are leading to suspension assemblies with finer electrical conductors and further adoption of features for suspension assemblies, such as clad unamount arms, plated grounds, electrostatic protection measures and formed and polished headlifts. Our suspension assemblies also allow for dual stage actuation, which incorporates a second stage actuator on the suspension to improve head positioning over increasingly tighter data tracks.

The miniaturization of disk drives, the development of smaller recording heads, continuing improvement in data density and the increasing use of disk drives in consumer electronic applications, will require even finer electrical conductors on the suspension assembly. Newer disk drives also may require additional electrical conductors. Our current TSA suspension flexures are produced using a subtractive process, and we are investing in extending our current process capabilities and in developing new additive processes and equipment to meet emerging industry specifications. While we do not expect to generate significant revenue from suspension assemblies produced utilizing additive processes in 2005, we will invest significantly in developing this capability and related capital equipment.

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

Other Matters

The American Jobs Creation Act of 2004 (“AJCA”) was signed into law on October 22, 2004. The AJCA contained two provisions that affect us. The first provision is the repeal of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 (“EIE”), which will be phased out on a calendar year basis with the benefit ending December 31, 2006. Due to the new law, it is expected that we will have a decreased benefit from EIE.

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

Forward-Looking Statements

The statements above under the headings “General” and “Market Trends and Certain Contingencies” about demand for and shipments of disk drives and suspension assemblies, the number of suspension assemblies used per disk drive, research and development spending and capital expenditures and disk drive and suspension assembly technology and development, the statements under the heading “General” about our average selling prices, inventory levels, gross margins, expected savings in depreciation and lease costs, our manufacturing capacity and funding of capital expenditures, implementation of our new ERP system and our operating results, the statements above under the heading “Market Trends and Certain Contingencies” about expected tax benefits and intellectual property matters and the statements above, under the heading “Liquidity and Capital Resources,” about capital expenditures, capital resources, and share repurchases, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including a slowdown in demand for computer systems and consumer electronics, slower or faster customer acceptance and adoption of new product features, process capabilities, fluctuating order rates, faster or slower improvements in disk drive data densities and other technological advances which affect suspension assembly and component demand, changes in market consumption of disk drives or suspension assemblies, difficulties in producing our suspensions or suspension features at levels of precision, quality, variety, value and cost our customers require, difficulties in managing capacity, changes in required investment to increase manufacturing capacity, changes in product mix, changes in manufacturing efficiencies, changes in tax laws and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our credit facility with LaSalle Bank National Association carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At March 27, 2005, there were no outstanding borrowings under the credit facility.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At March 27, 2005, we had fixed rate debt of $150,000,000.

We have not entered into derivative or other financial instruments or hedging transactions for trading or speculative purposes. All of our sales transactions in our Disk Drive Division are denominated in United States dollars and thus are not subject to risk due to currency exchange fluctuations. Certain sales transactions in our BioMeasurement Division may be denominated in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Risks Regarding Controls and Procedures.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”), which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Act for compliance with the requirements of Section 404. In addition, we may experience difficulties in the transition to our new ERP system that could affect our internal control systems, processes and procedures. If we fail to achieve and maintain effective internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business, financial condition and results of operations.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our 39th Annual Meeting of Shareholders held on January 26, 2005, our shareholders approved the following:

(a) the election of directors to serve until their successors are duly elected. Each nominated director was elected as follows:

Director	Votes For	Votes Withheld
W. Thomas Brunberg	22,571,782	1,359,761
Archibald Cox, Jr.	21,622,760	2,308,783
Wayne M. Fortun	22,637,624	1,293,919
Jeffrey W. Green	22,580,181	1,351,362
Russell Huffer	22,867,320	1,064,223
R. Frederick McCoy, Jr.	21,623,432	2,308,111
William T. Monahan	21,621,482	2,310,061
Richard B. Solum	22,674,887	1,256,656

(b) a proposal to approve the amendment and restatement of the Hutchinson Technology Incorporated 1996 Incentive Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 1,250,000 shares to 5,000,000 shares. The proposal received 16,183,711 votes for, and 3,427,110 votes against, ratification. There were 41,040 abstentions and 4,279,682 broker non-votes; and

(c) a proposal to ratify the appointment of Deloitte & Touche LLP to serve as independent public accountants of our company for the fiscal year ending September 25, 2005. The proposal received 23,154,880 votes for, and 763,118 votes against, ratification. There were 13,545 abstentions and no broker non-votes.

ITEM 6. EXHIBITS

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, are located under SEC file number 0-14709.

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).

3.2	Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/27/04).

4.1	Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.

4.2	Share Rights Agreement dated as of 7/19/00, between HTI and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI’s Registration Statement on Form 8-A, dated 7/24/00).

4.3	Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).

4.4	Purchase Agreement dated 2/18/03 by and among HTI, Salomon Smith Barney Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 4.6 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).

4.5	Registration Rights Agreement dated as of 2/24/03 by and among HTI, Salomon Smith Barney Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 4.7 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).

#10	Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Annex A to HTI’s Definitive Proxy Statement on Schedule 14A, dated 12/16/04).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.

32	Section 1350 Certifications.

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED

Date:	April 26, 2005	By	/s/Wayne M. Fortun

Wayne M. Fortun President and Chief Executive Officer

Date:	April 26, 2005	By	/s/John A. Ingleman

John A. Ingleman Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.		Page
3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).	Incorporated by Reference

3.2	Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/27/04).	Incorporated by Reference

4.1	Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the Securities and Exchange Commission upon request copies of instruments with respect to long-term debt.

4.2	Share Rights Agreement dated as of 7/19/00, between HTI and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI’s Registration Statement on Form 8-A, dated 7/24/00).	Incorporated by Reference

4.3	Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).	Incorporated by Reference

4.4	Purchase Agreement dated 2/18/03 by and among HTI, Salomon Smith Barney Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 4.6 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).	Incorporated by Reference

4.5	Registration Rights Agreement dated as of 2/24/03 by and among HTI, Salomon Smith Barney Inc. and Needham & Company, Inc. (incorporated by reference to Exhibit 4.7 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).	Incorporated by Reference

10	Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Annex A to HTI’s Definitive Proxy Statement on Schedule 14A, dated 12/16/04).	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically