Form 10-Q
period 2005-06-26
HUTCHINSON TECHNOLOGY INC
filed 2005-08-04
CIK 772897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 26, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-14709
HUTCHINSON TECHNOLOGY INCORPORATED
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0901840

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 WEST HIGHLAND PARK DRIVE N.E., HUTCHINSON, MINNESOTA	55350

(Address of principal executive offices)	(Zip code)
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
As of August 1, 2005 the registrant had 25,647,047 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	June 26, 2005	September 26,
	(Unaudited)	2004
ASSETS
Current assets:
Cash and cash equivalents	$47,749	$33,704
Securities available for sale	216,567	224,356
Trade receivables, net	91,484	69,073
Other receivables	11,611	7,272
Inventories	42,611	35,319
Deferred tax assets (Note 7)	6,928	9,415
Other current assets (Note 8)	5,588	5,657

Total current assets	422,538	384,796
Property, plant and equipment, net	305,608	213,761
Deferred tax assets (Note 7)	61,657	68,211
Other assets (Note 8)	19,574	21,624

	$809,377	$688,392

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$67,862	$29,310
Accrued expenses	14,338	12,759
Accrued compensation	26,497	19,816

Total current liabilities	108,697	61,885
Convertible subordinated notes	150,000	150,000
Other long-term liabilities	2,670	2,955
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 25,491,000 and 24,394,000 issued and outstanding	255	244
Additional paid-in capital	390,110	363,786
Accumulated other comprehensive loss	(689)	(588)
Accumulated earnings	158,334	110,110

Total shareholders’ investment	548,010	473,552

	$809,377	$688,392

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Net sales	$169,676	$100,400	$473,336	$347,390

Cost of sales	118,242	76,520	333,264	246,435

Gross profit	51,434	23,880	140,072	100,955

Research and development expenses	9,571	7,441	25,488	19,115

Selling, general and administrative expenses	21,150	15,121	61,133	48,239

Income from operations	20,713	1,318	53,451	33,601

Interest and other income, net	4,303	2,312	9,310	6,179

Interest expense	(395)	(815)	(1,636)	(2,621)

Income before income taxes	24,621	2,815	61,125	37,159

Provision (benefit) for income taxes (Note 7)	4,979	(37,525)	12,901	(31,000)

Net income	$19,642	$40,340	$48,224	$68,159

Basic earnings per share	$0.77	$1.55	$1.92	$2.62

Diluted earnings per share	$0.65	$1.30	$1.63	$2.22

Weighted average common shares outstanding	25,378	26,073	25,107	26,016

Weighted average common and diluted shares outstanding	31,103	31,599	30,724	31,712

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Thirty-Nine Weeks Ended
	June 26,	June 27,
	2005	2004
OPERATING ACTIVITIES:
Net income	$48,224	$68,159
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	49,057	43,245
Deferred income taxes	14,301	(36,426)
Loss on disposal of assets	52	186
Changes in operating assets and liabilities (Note 10)	10,569	408

Cash provided by operating activities	122,203	75,572

INVESTING ACTIVITIES:
Capital expenditures	(137,182)	(59,726)
Purchases of marketable securities	(413,983)	(335,367)
Sales and maturities of marketable securities	422,370	315,933

Cash used in investing activities	(128,795)	(79,160)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	20,637	8,552

Cash provided by financing activities	20,637	8,552

Net increase in cash and cash equivalents	14,045	4,964

Cash and cash equivalents at beginning of period	33,704	67,505

Cash and cash equivalents at end of period	$47,749	$72,469

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
(2) ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards 123, “Share-Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). In April 2005, the FASB delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result SFAS 123(R) will be effective for the Company beginning in the first quarter of 2006. The Company is evaluating the impact that adopting SFAS 123(R) will have on its financial statements.
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
A breakdown of customer sales is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 26,	June 27,	June 26,	June 27,
Percentage of Net Sales	2005	2004	2005	2004
Five Largest Customers	89%	89%	88%	82%

Sales to Major Customers
SAE Magnetics, Ltd./TDK	30%	36%	29%	34%
Alps Electric Co., Ltd.	21	22	21	23
Western Digital Corporation	16	13	19	13
Innovex, Inc.	13	9	11	7
Seagate Technology LLC	9	4	8	6
Fujitsu Limited	5	9	7	5
(4) TRADE RECEIVABLES
The Company grants credit to customers, but generally does not require collateral or any other security to support amounts due. Trade receivables of $91,484,000 at June 26, 2005 and $69,073,000 at September 26, 2004 are net of allowances of $1,449,000 and $1,462,000, respectively. As of June 26, 2005, allowances of $1,449,000 consisted of a $981,000 allowance for doubtful accounts and a $468,000 allowance for sales returns. As of September 26, 2004, allowances of $1,462,000 consisted of a $683,000 allowance for doubtful accounts and a $779,000 allowance for sales returns.
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

	Increases in the	Reductions in the
	allowance related	allowance for
September 26,	to warranties	returns under	June 26,
2004	issued	warranties	2005
$779	$1,084	$(1,395)	$468
(5) INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at June 26, 2005 and September 26, 2004:

	June 26,	September 26,
	2005	2004
Raw materials	$12,890	$9,144
Work in process	11,945	9,546
Finished goods	17,776	16,629

	$42,611	$35,319

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Net income	$19,642	$40,340	$48,224	$68,159
Plus: interest expense on convertible subordinated notes	1,008	1,008	3,025	3,022
Less: additional profit-sharing expense and income tax provision	358	228	1,046	683

Net income available to common shareholders	$20,292	$41,120	$50,203	$70,498

Weighted average common shares outstanding	25,378	26,073	25,107	26,016
Dilutive potential common shares	5,725	5,526	5,617	5,696

Weighted average common and diluted shares outstanding	31,103	31,599	30,724	31,712

Basic earnings per share	$0.77	$1.55	$1.92	$2.62

Diluted earnings per share	$0.65	$1.30	$1.63	$2.22

(7) INCOME TAXES
The following table details the significant components of the Company’s deferred tax assets:

	June 26,	September 26,
	2005	2004
Current deferred tax assets:
Receivable allowance	$530	$535
Inventories	3,044	5,167
Accruals and other reserves	3,354	3,713

Total current deferred tax assets	6,928	9,415

Long-term deferred tax assets:
Property, plant and equipment	20,583	12,762
Deferred income	825	924
Tax credits	18,098	15,628
Net operating loss carryforwards	27,192	44,539
Valuation allowance	(5,041)	(5,642)

Total long-term deferred tax assets	61,657	68,211

Total deferred tax assets	$68,585	$77,626

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 26, 2005, the

Company’s deferred tax assets included $18,098,000 of unused tax credits, $5,281,000 of which can be carried forward indefinitely and $12,817,000 of which begin to expire at various dates beginning in 2009. A valuation allowance of $5,041,000 has been recognized to offset the estimated tax credits that may not be realized before they expire. At June 26, 2005, the Company’s balance sheet included $27,192,000 of deferred tax assets related to an estimated federal net operating loss (“NOL”) carryforward of approximately $70,976,000 for United States federal tax return purposes and certain state NOLs that will begin to expire in 2018.
Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its deferred tax assets. At September 28, 2003, the Company had a valuation allowance of $49,021,000, due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire. The valuation allowance was based on the Company’s historical taxable income and its estimates of future taxable income in each jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. At June 27, 2004, based on the Company’s continued review of various factors, including the Company’s recent historical taxable income, year-to-date operating results and its estimates of future taxable income, the Company determined that it was more likely than not that a significant portion of the tax benefits of these deferred tax assets would be realized. Accordingly, the valuation allowance was reduced by $41,318,000, resulting in a net income tax benefit of $36,202,000 for the three and nine months ended June 27, 2004 and an increase to shareholders’ equity at June 27, 2004 of $5,116,000, which related to the exercise and/or sale of stock options by employees. At December 26, 2004, due to the completion of the Company’s federal income tax return, the Company determined it was more likely than not that state NOL carryforwards would be realized. Accordingly, the valuation allowance was reduced by $673,000, resulting in a net income tax benefit of $649,000 for the three months ended December 26, 2004 and the nine months ended June 26, 2005 and an increase to shareholders’ equity at June 26, 2005 of $24,000. The Company will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact the Company’s financial position and results of operations.
During the third quarter of 2005, based on a court decision, the Company was awarded a refund, with interest, of certain Minnesota corporate income taxes paid for the years 1995 through 1999. As a result of the court’s decision, the Company also reversed a related contingency tax reserve. These items were partially offset by an adjustment to the carrying value of future tax benefits on certain NOL carryforwards. These items resulted in a net income tax benefit of $1,992,000 for the thirteen weeks ended June 26, 2005. The Company was also awarded a refund, including interest, of certain Minnesota corporate income taxes paid for the years 1991 through 1993 and anticipate receiving the refund in the fourth quarter of 2005.
(8) OTHER ASSETS
During the second quarter of 2002, the Company prepaid $26,000,000 related to a technology and development agreement. As of June 26, 2005, the unamortized portion of the prepayment was $15,101,000, of which $3,174,000 was included in “Other current assets” and $11,927,000 was included in “Other assets” on the accompanying condensed consolidated balance sheet. The unamortized portion is being amortized over the remaining term of the agreement which ends in 2010.
(9) SHAREHOLDERS’ EQUITY
In July 2004, the Company’s Board of Directors authorized the repurchase of up to two million shares of its common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. In 2004, the Company repurchased a total of 1,722,500 shares for a total cost of $39,252,000. The average price paid per share was $22.75. No shares were repurchased during the thirty-nine weeks ended June 26, 2005. The Company may still repurchase up to 277,500 shares under this program.

(10) SUPPLEMENTARY CASH FLOW INFORMATION

	Thirty-Nine Weeks Ended
	June 26,	June 27,
	2005	2004
Changes in operating assets and liabilities:
Receivables, net	$(26,750)	$10,142
Inventories	(7,292)	(14,854)
Other assets	1,345	636
Accounts payable and accrued expenses	43,551	2,512
Other non-current liabilities	(285)	1,972

	$10,569	$408

Cash paid for:
Interest (net of amount capitalized)	$1,242	$2,938
Income taxes	$962	$833
Capitalized interest for the thirty-nine weeks ended June 26, 2005 was $1,431,000 compared to $567,000 for the thirty-nine weeks ended June 27, 2004. Interest is capitalized, using an overall borrowing rate, for assets that are being constructed or otherwise produced for the Company’s own use. Interest capitalized during the thirty-nine weeks ended June 26, 2005 was primarily related to the expansion of production capacity, new program tooling, process technology and capability improvements and new business systems.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Net income, as reported	$19,642	$40,340	$48,224	$68,159
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	945	1,197	3,033	3,796

Pro forma net income	$18,697	$39,143	$45,191	$64,363

Earnings per share:
Basic – as reported	$0.77	$1.55	$1.92	$2.62
Basic – pro forma	$0.74	$1.50	$1.80	$2.47

Diluted – as reported	$0.65	$1.30	$1.63	$2.22
Diluted – pro forma	$0.62	$1.26	$1.54	$2.10
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
The following table represents net sales and operating income for each reportable segment.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Net sales:
Disk Drive Division	$169,500	$100,307	$472,917	$347,107
BioMeasurement Division	176	93	419	283

	$169,676	$100,400	$473,336	$347,390

Income (loss) from operations:
Disk Drive Division	$22,842	$3,204	$59,201	$38,832
BioMeasurement Division	(2,129)	(1,886)	(5,750)	(5,231)

	$20,713	$1,318	$53,451	$33,601

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

HUTCHINSON TECHNOLOGY INCORPORATED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
When we refer to “we,” “us,” ”our” and “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2006” mean HTI’s fiscal year ending September 24, 2006, references to “2005” mean HTI’s fiscal year ending September 25, 2005, references to “2004” mean HTI’s fiscal year ended September 26, 2004, references to “2003” mean HTI’s fiscal year ended September 28, 2003, references to “2002” mean HTI’s fiscal year ended September 29, 2002, references to “2001” mean HTI’s fiscal year ended September 30, 2001, and references to “2000” mean HTI’s fiscal year ended September 24, 2000.
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
We estimate the average number of suspension assemblies required per drive decreased from approximately 4.5 in 1999 to approximately 2.3 in 2003. During that time, improvements in data density, the amount of data which can be stored on disks, outpaced disk drive storage capacity requirements. This enabled disk drive manufacturers to reduce their costs by using fewer components, including suspension assemblies, in each drive. In calendar 2004, the average number of suspension assemblies per drive increased to 2.4 and we expect that number to increase to approximately 2.7 to 2.8 for calendar 2005. This increase in the number of suspension assemblies used per disk drive is the result of market demand for disk drive storage capacity requirements increasing faster than the improvement in data density and an increased demand for higher capacity disk drives. Higher capacity disk drives, such as those used in personal video recorders and near-line storage in the enterprise market, typically require multiple disks and recording heads and therefore multiple suspension assemblies per drive.
Shipments of suspension assemblies have increased for the past four consecutive quarters. In the first quarter of 2005 we shipped 175 million suspension assemblies, 25 million more than the fourth quarter of 2004. The increase in shipments resulted primarily from a seasonal increase in demand and an increase in the average number of suspension assemblies per disk drive. During the second and third quarters of 2005, we shipped 181 million units and 188 million units, respectively. The increase in shipments was due to strong demand for suspension assemblies for higher capacity disk drives used in server and consumer electronic applications, such as personal video recorders. We expect these factors will continue to impact our shipments through the fourth quarter of 2005, during which we anticipate shipments to range from 190 million units to 200 million units.
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
We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of our product out of “vendor managed inventory” (VMI) facilities. Certain agreements with our customers provide that we maintain minimum finished goods inventory levels. Due to the higher demand we have experienced in the past four quarters, our finished goods inventory levels are low and we intend to increase our finished goods inventory during the latter part of 2005 by increasing our production capacity through additional capital spending and continued productivity improvements. Our customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.
Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as changes in:
•	demand or customer requirements;

•	utilization of our production capacity;

•	product and feature mix;

•	selling prices;

•	depreciation expense associated with adding production capacity;

•	infrastructure and expedited production and shipping costs;

•	production and engineering costs associated with production of new products and features;

•	manufacturing yields or efficiencies; and

•	costs of materials.
Gross margins declined from 31% in 2003 to 28% in 2004 primarily due to lower suspension assembly average selling prices, lower component sales and lower utilization of our production capacity during the third quarter and the first half of the fourth quarter. Our gross margin for the first quarter of 2005 was 28%, up from 24% in the fourth quarter of 2004, on higher production capacity utilization that was partially offset by higher costs for expedited production and shipping of products to our customers. For the second and third quarters of 2005, our gross margin increased to 30% on higher volumes. We anticipate our gross margin to be between 28% and 30% of net sales for the fourth quarter of 2005.
Our gross margins are typically better when customer demand is slightly below our full production capacity. When we run production at full capacity, customer demand for particular products changes frequently and we may not be able to run each production unit long enough on a single product to reach peak production efficiency. In addition, production inefficiencies often occur when we lose the flexibility to use excess capacity for tooling and equipment changes. These inefficiencies at peak production capacity result in somewhat lower gross margins.
Our suspension assembly business is capital intensive. To meet expected demand growth, we plan to increase our manufacturing capacity to approximately 20 million suspension assemblies per week during the first quarter of 2006, up from approximately 16 million units at June 26, 2005. To achieve this growth and expected further growth in required manufacturing capacity, we have increased our planned 2005 capital spending budget to $220,000,000 and anticipate a similar or higher amount for 2006. In addition, we are expanding our manufacturing facility located in Eau Claire, Wisconsin by up to 70,000 square feet. Through June 26, 2005, capital expenditures for the year have totaled $137,182,000. We expect to fund our remaining 2005 capital spending from operations and from our current cash, cash equivalents and securities available for sale.

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
In 2005, we continue to increase significantly our research and development spending over the prior year to develop new production processes, new products and equipment. For the first three quarters of 2005 we have spent $7,616,000, $8,301,000, and $9,571,000, respectively, on research and development. The disk drive industry is intensely competitive, and our customers’ operating results are dependent on being the first-to-market and first-to-volume with new products at a low cost. Our development efforts typically enable us to shorten development cycles and achieve high volume output per manufacturing unit more quickly than our competitors and are an important factor in our success. The next generation of smaller disk drives and sub-pico recording head sizes will require finer electrical conductors on the suspension assembly. We are continuing to invest in extending the capabilities of our existing processes and adding associated capital equipment for manufacturing TSA suspension assemblies to meet escalating customer requirements for precision and performance.
We are developing additive processes and adding associated capital equipment for producing future generations of suspension assemblies. Additive processing involves depositing a thin seed layer of metal onto a polyimide surface and then imaging and chemically plating up that seed layer to form the suspension’s electrical conductors. If our development of additive process capabilities is delayed for any reason or if suspension assemblies cannot be produced profitably in the quantities and to the specifications required by our customers, we may need to purchase some components manufactured through additive processing.
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
We are in the process of implementing a new enterprise resource planning (“ERP”) system throughout our company and have experienced some delays, extra costs and inefficiency. We anticipate that, once implemented, this system will allow us to better manage our production capacity and respond more quickly to changes in demand. We expect this implementation to be substantially complete during 2007. Because ERP systems are highly complex, implementation and the transition to the new system has been costly and may initially result in additional unexpected cost or difficulties, including failure or inefficient operation of the new system. A failure in the new system could impair our ability to access certain business and financial information. We will continue to assess and mitigate these potential risks; however, should we experience such difficulties as a result of our new ERP system, our business, financial condition and results of operations could be materially adversely affected.
RESULTS OF OPERATIONS
Thirteen Weeks Ended June 26, 2005 vs. Thirteen Weeks Ended June 27, 2004.
Net sales for the thirteen weeks ended June 26, 2005 were $169,676,000, an increase of $69,276,000 or 69% from the thirteen weeks ended June 27, 2004. Suspension assembly sales increased $66,979,000 from the thirteen weeks ended June 27, 2004, as a result of a 65% increase in suspension assembly unit shipments. The increase in unit shipments was due to strong demand industry-wide and, in particular, for suspension assemblies for higher capacity disk drives used in server and consumer electronic applications, such as personal video recorders. Other sales, primarily sales of suspension assembly components to other suspension assembly manufacturers, were $6,995,000, an increase of $2,297,000 from the thirteen weeks ended June 27, 2004.
Gross profit for the thirteen weeks ended June 26, 2005 was $51,434,000, an increase of $27,554,000 or 115% from the thirteen weeks ended June 27, 2004. The increase primarily was due to the increase in suspension assembly shipments noted above and improved overall production efficiency. Gross profit as a percent of net sales was 30% for the third quarter of 2005 and 24% for the third quarter of 2004.
Research and development expenses for the thirteen weeks ended June 26, 2005 were $9,571,000, an increase of $2,130,000 or 29% from the thirteen weeks ended June 27, 2004. The increase primarily was attributable to a $843,000 increase in advanced development supply expenses, $817,000 in higher labor expenses due to the hiring of additional personnel to support increased customer-specific suspension assembly development efforts and to make process improvements, and a $429,000 increase in clinical studies expenses for the BioMeasurement Division. As a percent of net sales, research and development expenses decreased from 7% in the third quarter of 2004 to 6% in the third quarter of 2005.
Selling, general and administrative expenses for the thirteen weeks ended June 26, 2005 were $21,150,000, an increase of $6,029,000 or 40% from the thirteen weeks ended June 27, 2004. The increase primarily was attributable to $2,775,000 in higher incentive compensation expenses, $1,091,000 in higher consulting expenses (primarily related to the design of our new ERP system), $843,000 in increased labor expenses and a $448,000 increase in recruitment advertising. Overall, selling, general and administrative expenses as a percent of net sales decreased from 15% in the third quarter of 2004 to 12% in the third quarter of 2005.
Income from operations for the thirteen weeks ended June 26, 2005 was $20,713,000, compared to $1,318,000 for the thirteen weeks ended June 27, 2004. The higher operating income was due to the increase in suspension assembly shipments and improved overall production efficiency noted above. Income from operations for the thirteen weeks ended June 26, 2005 included a $2,129,000 loss from operations for our BioMeasurement Division segment, compared to a $1,886,000 loss from BioMeasurement Division operations for the thirteen weeks ended June 27, 2004.
Interest expense for the thirteen weeks ended June 26, 2005 was $395,000, a decrease of $420,000 from the thirteen weeks ended June 27, 2004. The reduction was due to an increase in the amount of interest expense capitalized.
Interest income for the thirteen weeks ended June 26, 2005 was $3,020,000, an increase of $1,790,000 from the thirteen weeks ended June 27, 2004. The increase was primarily due to receivable interest on a tax refund noted below, and higher investment yields.
Other income, net of other expenses, for the thirteen weeks ended June 26, 2005 was $1,283,000, an increase of $201,000 from the thirteen weeks ended June 27, 2004.
The income tax provisions for the thirteen weeks ended June 26, 2005 and June 27, 2004 were based on estimated annual effective tax rates of 28% and 14%, respectively. The annual effective tax rate for the third quarter of 2005 excludes the tax refund noted below and related tax reserve adjustments. The annual effective tax rate for the third quarter of 2004 excludes the release of a valuation allowance and is discussed below and under Critical Accounting Policies – Income Taxes. These rates are below the statutory federal rate primarily due to our estimate of the benefit derived from the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 (“EIE”) provisions related to export of U.S. products.
During the third quarter of 2005, based on a court decision, we were awarded a refund, with interest, of certain Minnesota corporate income taxes paid for the years 1995 through 1999. As a result of the court’s decision, we also reversed a related contingency tax reserve. These items were partially offset by an adjustment to the carrying value of future tax benefits on certain net operating loss (“NOL”) carryforwards. These items resulted in a net income tax benefit of $1,992,000 for the thirteen weeks ended June 26, 2005. We were also awarded a refund, with interest, of certain Minnesota corporate income taxes paid for the years 1991 through 1993 and anticipate receiving the refund in the fourth quarter of 2005.

During the third quarter of 2004, we released $41,318,000 of the valuation allowance related to the future tax benefits of NOL carryforwards, resulting in a net income tax benefit of $36,202,000 for the thirteen weeks ended June 27, 2004 and an increase to shareholders’ equity at June 27, 2004 of $5,116,000.
Net income for the thirteen weeks ended June 26, 2005 was $19,642,000, compared to net income of $40,340,000 for the thirteen weeks ended June 27, 2004. Net income for the thirteen weeks ended June 26, 2005 included the above-mentioned $1,992,000 net income tax benefit. Net income for the thirteen weeks ended June 27, 2004 included the above-mentioned $36,202,000 tax adjustment. The improvement in net income, excluding the tax adjustments in both periods, was due to the increase in suspension assembly shipments and improved overall production efficiency noted above.
Thirty-Nine Weeks Ended June 26, 2005 vs. Thirty-Nine Weeks Ended June 27, 2004.
Net sales for the thirty-nine weeks ended June 26, 2005 were $473,336,000, an increase of $125,946,000 or 36% from the thirty-nine weeks ended June 27, 2004. Suspension assembly sales increased $135,532,000 from the thirty-nine weeks ended June 27, 2004, as a result of a 40% increase in suspension assembly unit shipments. The increase in unit shipments was due to strong demand industry-wide and, in particular, for suspension assemblies for higher capacity disk drives used in server and consumer electronic applications, such as personal video recorders. Other sales, primarily sales of suspension assembly components to other suspension assembly manufacturers, were $14,268,000, a decrease of $9,586,000 from the thirty-nine weeks ended June 27, 2004 as a result of market share changes at other suspension assembly manufacturers and our own capacity constraints.
Gross profit for the thirty-nine weeks ended June 26, 2005 was $140,072,000, an increase of $39,117,000 or 39% from the thirty-nine weeks ended June 27, 2004. The increase primarily was due to the increase in suspension assembly shipments noted above and improved overall production efficiency. Gross profit as a percent of net sales increased from 29% to 30%.
Research and development expenses for the thirty-nine weeks ended June 26, 2005 were $25,488,000, an increase of $6,373,000 or 33% from the thirty-nine weeks ended June 27, 2004. The increase primarily was attributable to $3,868,000 in higher labor expenses due to the hiring of additional personnel to support increased customer-specific suspension assembly development efforts and to make process improvements, a $1,242,000 increase in advanced development supply expenses, a $769,000 increase in clinical studies expenses for the BioMeasurement Division and a $651,000 increase in depreciation expense. As a percent of net sales, research and development expenses decreased from 6% for the thirty-nine weeks ended June 27, 2004 to 5% for the thirty-nine weeks ended June 26, 2005.
Selling, general and administrative expenses for the thirty-nine weeks ended June 26, 2005 were $61,133,000, an increase of $12,894,000 or 27% from the thirty-nine weeks ended June 27, 2004. The increase primarily was attributable to $3,644,000 in higher incentive compensation expenses, $2,570,000 in increased labor expenses, $1,525,000 in higher consulting expenses (primarily related to the design of our new ERP system), a $974,000 increase in travel and training expenses, a $845,000 increase in bad debt expense, $881,000 in higher professional services expenses and a $636,000 increase in recruitment advertising. Overall, selling, general and administrative expenses as a percent of net sales decreased from 14% for the thirty-nine weeks ended June 27, 2004 to 13% for the thirty-nine weeks ended June 26, 2005.
Income from operations for the thirty-nine weeks ended June 26, 2005 was $53,451,000, compared to $33,601,000 for the thirty-nine weeks ended June 27, 2004. The higher operating income was due to the increase in suspension assembly shipments and improved overall production efficiency noted above, partially offset by higher selling, general and administrative expenses, and higher research and development expenses. Income from operations for the thirty-nine weeks ended June 26, 2005 included a $5,750,000 loss from operations for our BioMeasurement Division segment, compared to a $5,231,000 loss from BioMeasurement Division operations for the thirty-nine weeks ended June 27, 2004.

Interest expense for the thirty-nine weeks ended June 26, 2005 was $1,636,000, a decrease of $985,000 from the thirty-nine weeks ended June 27, 2004. The reduction was due to an increase in the amount of interest expense capitalized.
Interest income for the thirty-nine weeks ended June 26, 2005 was $5,724,000, an increase of $2,351,000 from the thirty-nine weeks ended June 27, 2004. The increase primarily was due to receivable interest on a tax refund noted above, higher investment yields and a loss on the sale of certain securities during the thirty-nine weeks ended June 27, 2004.
Other income, net of other expenses, for the thirty-nine weeks ended June 26, 2005 was $3,586,000, an increase of $780,000 from the thirty-nine weeks ended June 27, 2004 primarily due to increased royalty income.
The income tax provisions for the thirty-nine weeks ended June 26, 2005 and June 27, 2004 were based on estimated annual effective tax rates of 28% and 14%, respectively. The 2005 annual effective tax rate excludes the tax refund noted below and related tax reserve adjustments. The 2004 annual effective tax rate excludes the release of a valuation allowance and is discussed below and under Critical Accounting Policies – Income Taxes. These rates are below the statutory federal rate primarily due to our estimate of the benefit derived from the EIE provisions related to export of U.S. products.
During the third quarter of 2005, based on a court decision, we were awarded a refund, with interest, of certain Minnesota corporate income taxes paid for the years 1995 through 1999. As a result of the court’s decision, we also reversed a related contingency tax reserve. These items were partially offset by an adjustment to the carrying value of future tax benefits on certain NOL carryforwards. These items resulted in a net income tax benefit of $1,992,000 for the thirty-nine weeks ended June 26, 2005. We were also awarded a refund, with interest, of certain Minnesota corporate income taxes paid for the years 1991 through 1993 and anticipate receiving the refund in the fourth quarter of 2005.
During the third quarter of 2004, we released $41,318,000 of the valuation allowance related to the future tax benefits of NOL carryforwards, resulting in a net income tax benefit of $36,202,000 for the thirty-nine weeks ended June 27, 2004 and an increase to shareholders’ equity at June 27, 2004 of $5,116,000.
Net income for the thirty-nine weeks ended June 26, 2005 was $48,224,000, compared to net income of $68,159,000 for the thirty-nine weeks ended June 27, 2004. Net income for the first three quarters of 2005 included the above-mentioned $1,992,000 net income tax benefit. Net income for the first three quarters of 2004 included the above-mentioned $36,202,000 tax adjustment.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents increased from $33,704,000 at September 26, 2004 to $47,749,000 at June 26, 2005. Our securities available for sale decreased from $224,356,000 to $216,567,000 during the same period. Overall, this reflects a $6,256,000 increase in our cash and cash equivalents and securities available for sale for the thirty-nine weeks ended June 26, 2005. The increase primarily was a result of $122,203,000 generated from operations and $20,637,000 from the issuance of common stock in connection with the exercise of stock options, partially offset by capital expenditures totaling $137,182,000.
On January 30, 2004, we entered into a Loan Agreement with LaSalle Bank National Association, establishing a $10,000,000 unsecured credit facility. As of June 26, 2005, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled approximately $1,789,000 as of such date, resulting in approximately $8,211,000 of remaining availability. Our Financing Agreement with The CIT Group/Business Credit, Inc., providing for a line of credit of $50,000,000, was terminated during the quarter ended March 28, 2004.
Cash used for capital expenditures totaled $137,182,000 for the thirty-nine weeks ended June 26, 2005, compared to $59,726,000 for the thirty-nine weeks ended June 27, 2004. To meet expected demand growth, we plan to increase our manufacturing capacity to approximately 20 million suspension assemblies per week during the first quarter of 2006, up from approximately 16 million units at June 26, 2005. To achieve this growth and expected further growth in required manufacturing capacity, we anticipate our capital spending will be $220,000,000 in 2005 and a similar or higher amount in 2006. Capital expenditures will be for both TSA suspension and additive suspension production capacity, process technology and capability improvements, new program tooling and new business systems.
On July 15, 2005, our board of directors approved an expansion of our manufacturing facility located in Eau Claire, Wisconsin. We plan to add up to 70,000 square feet to our manufacturing facility and expect the expansion to cost between $25 million and $30 million. We currently expect to complete this expansion in July 2006.
In July 2004, our Board of Directors authorized the repurchase of up to two million shares of our common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. In 2004, we repurchased a total of 1,722,500 shares for a total cost of $39,252,000. The average price paid per share was $22.75. No shares were repurchased during the thirty-nine weeks ended June 26, 2005. We may still repurchase up to 277,500 shares under this program.
Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and may restrict our ability to enter into certain types of financing. As of June 26, 2005, we were in compliance with all such covenants. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.
We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations and our credit facility will be sufficient to finance our operating expenses, debt service requirements, capital expenditures and facilities expansion through 2005. Our ability to obtain additional financing, if needed, will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. If we cannot raise additional capital on reasonable terms or at all, if needed, our future financial results and liquidity could be materially adversely affected.
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
Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At September 28, 2003, we had a valuation allowance of $49,021,000, due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire. The valuation allowance was based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. At June 27, 2004 based on our continued review of various factors, including our recent historical taxable income, year-to-date operating results and our estimates of future taxable income, we determined that it was more likely than not that a significant portion of the tax benefits of these deferred tax assets would be realized. Accordingly, the valuation allowance was reduced by $41,318,000, resulting in a net income tax benefit of $36,202,000 for the three and nine months ended June 27, 2004 and an increase to shareholders’ equity at June 27, 2004 of $5,116,000, which related to the exercise and/or sale of stock options by employees. At December 26, 2004, due to the completion of our federal income tax return, we determined it was more likely than not that state NOL carryforwards would be realized. Accordingly, the valuation allowance was reduced by $673,000, resulting in a net income tax benefit of $649,000 for the three months ended December 26, 2004 and the nine months ended June 26, 2005 and an increase to shareholders’ equity at June 26, 2005 of $24,000. We will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.
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
Disk drive industry observers currently project that disk drive shipments for calendar 2005 will increase by about 20% compared with calendar 2004. In addition, we believe the average number of suspension assemblies used per disk drive will increase to about 2.7 to 2.8 per drive in calendar 2005 compared to 2.4 per drive in calendar 2004.
Increased demand for higher capacity drives, coupled with a slower rate of improvement in data density, tends to result in more disks, heads and suspension assemblies per disk drive. The forecasted growth in calendar 2005 disk drive shipments and in suspension assemblies used per disk drive is expected to result in a worldwide calendar 2005 increase in suspension assembly shipments of about 35%.
As in past years, disk drives continue to be the storage device of choice for applications requiring shorter access times and higher capacities because of their speed and low cost per gigabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, thereby increasing storage capacity in disk drives or reducing the number of components, including suspension assemblies, required in a disk drive.

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
Other Matters
The American Jobs Creation Act of 2004 (“AJCA”) was signed into law on October 22, 2004. The AJCA contained two provisions that affect us. The first provision is the repeal of the EIE, which will be phased out on a calendar year basis with the benefit ending December 31, 2006. Due to the new law, we expect a decreased benefit from EIE.
The second provision is the introduction of a deduction for a percentage of income from domestic production activities. The deduction is phased in on a taxable year basis with the benefit to us beginning in 2006 and being fully phased in for our fiscal year ending September 25, 2011. There will be no impact to us from this new deduction in 2005, and we expect the benefit starting in 2006 to offset some of the lost EIE benefit.

Forward-Looking Statements
The statements above under the headings “General” and “Market Trends and Certain Contingencies” about demand for and shipments of disk drives and suspension assemblies, the number of suspension assemblies used per disk drive, research and development spending and capital expenditures and disk drive and suspension assembly technology and development, the statements under the heading “General” about our average selling prices, inventory levels, gross margins, expected savings in depreciation and lease costs, our manufacturing capacity and funding of capital expenditures, facilities expansion, implementation of our new ERP system and our operating results, the statements above under the heading “Market Trends and Certain Contingencies” about expected tax benefits and intellectual property matters and the statements above, under the heading “Liquidity and Capital Resources,” about capital expenditures, facilities expansion, capital resources and share repurchases, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including a slowdown in demand for computer systems and consumer electronics, slower or faster customer acceptance and adoption of new product features, process capabilities, fluctuating order rates, faster or slower improvements in disk drive data densities and other technological advances which affect suspension assembly and component demand, changes in market consumption of disk drives or suspension assemblies, difficulties in producing our suspensions or suspension features at levels of precision, quality, variety, value and cost our customers require, difficulties in managing capacity, changes in required investment to increase manufacturing capacity, changes in product mix, changes in manufacturing efficiencies, changes in tax laws and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our credit facility with LaSalle Bank National Association carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At June 26, 2005, there were no outstanding borrowings under the credit facility.
We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At June 26, 2005, we had fixed rate debt of $150,000,000.
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

ITEM 6. EXHIBITS
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

HUTCHINSON TECHNOLOGY INCORPORATED

Date: August 4, 2005	By	/s/ Wayne M. Fortun

Wayne M. Fortun
President and Chief Executive Officer

Date: August 4, 2005	By	/s/ John A. Ingleman

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