Form 10-K
period 2005-09-25
HUTCHINSON TECHNOLOGY INC
filed 2005-12-07
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 25, 2005
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to .
Commission file number 0-14709

Hutchinson Technology Incorporated
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0901840 (I.R.S. employer identification no.)

40 West Highland Park Drive NE Hutchinson, Minnesota (Address of principal executive offices)	55350 (Zip code)
(320) 587-3797
________________________________________________________________________________
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share Common Share Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of March 24, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $838,278,235, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of December 1, 2005 the registrant had 25,574,671 shares of common stock issued and outstanding.
Documents Incorporated By Reference
Portions of our Proxy Statement for the annual meeting of shareholders to be held January 25, 2006 are incorporated by reference in Part III.
Forward-Looking Statements
The information presented in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties, including those discussed under “Risk Factors” on pages 9-17 and “Forward-Looking Statements” on page 30 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, we caution you not to place undue reliance on these forward-looking statements.

PART I
HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item 1.	Business
      When we refer to “we,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2006” mean our fiscal year ending September 24, 2006, references to “2005” mean our fiscal year ended September 25, 2005, references to “2004” mean our fiscal year ended September 26, 2004, references to “2003” mean our fiscal year ended September 28, 2003, references to “2002” mean our fiscal year ended September 29, 2002, references to “2001” mean our fiscal year ended September 30, 2001, references to “2000” mean our fiscal year ended September 24, 2000 and references to “1999” mean our fiscal year ended September 26, 1999.
Overview
      We are the world’s leading supplier of suspension assemblies for hard disk drives (“disk drives”), supplying products for all sizes and types of disk drives. Suspension assemblies are critical components of disk drives that hold the read/write heads in position above the spinning magnetic disks. We manufacture our suspension assemblies with proprietary technology and processes to precise specifications with very low part-to-part variation. These specifications are critical to maintaining the necessary microscopic clearance between the head and disk and the electrical connectivity between the head and the drive circuitry. We estimate that we produce a majority of all suspension assemblies sold to disk drive manufacturers and their suppliers, including read/write head manufacturers, worldwide. During 2005, we shipped 719 million suspension assemblies of all types. We supply nearly all domestic and foreign-based manufacturers of disk drives and manufacturers of disk drive components, for all sizes of disk drives, including Alps, ExcelStor, Fujitsu, Hitachi Global Storage Technologies, Innovex, Kaifa, Magnecomp Precision Technology, Maxtor, Pemstar, SAE Magnetics/ TDK, Samsung, Seagate Technology, Shenzhen Hai Liang Storage Products Co., Ltd., Toshiba and Western Digital.
      We incorporated in Minnesota in 1965, and we developed our leadership position in suspension assemblies through research, development and design activities coupled with substantial investment in process capabilities, product features and manufacturing capacity. We will continue to invest in advancing suspension assembly technology, enhancing our process capabilities and expanding our production capacity to maintain our market leadership position. We have maintained our leadership position through multiple technological transitions in the disk drive industry over the past decade.
      We are focused on continuing to develop suspension assemblies that address the rapidly changing requirements of the disk drive industry. We design our suspension assemblies to satisfy the changing market demands and performance standards required by our disk drive industry customers. TSA suspensions incorporate thin electrical conductors in the suspension itself used to connect the read/write head to the drive’s electronic circuitry. Our TSA suspensions have been widely adopted by the disk drive industry because they have enabled customers to improve yields and throughput, eliminate manufacturing steps and adopt automated assembly processes, all of which lower their overall costs of production. In 2005, we shipped 641 million TSA suspensions. We also sell TSA components to competitors who manufacture TSA suspensions under licensing agreements with us.
Industry Background
      The expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software and the growth of new applications for disk storage, such as consumer electronics applications, historically has fueled growth in disk drive shipments. After the first-ever decline in unit shipments of disk drives in calendar 2001, unit shipments increased in each of calendar years 2002 through 2004. IDC currently estimates that unit shipments will increase 22% in calendar 2005 over calendar 2004, well ahead of the 13% growth initially forecast for the year.
      For calendar 2006, IDC currently estimates that disk drive unit shipments will increase 14% over calendar 2005. We expect this growth in 2006 will be stimulated by the continued use of disk drives across a broad range of storage applications in both business and consumer markets as well as their use in new applications. Growth in disk drive unit shipments beginning at the end of 2002 and through 2005 resulted in increased demand for suspension assemblies, and we believe continued growth in 2006 will further increase demand for suspension assemblies.

      Demand for suspension assemblies is influenced by multiple factors. Improvements in data density (the amount of data that can be stored per square inch of disk surface) tend to decrease demand for suspension assemblies. From calendar 1999 through 2002, data density across all disk drive market segments improved at a rate faster than overall disk drive storage demand. Therefore, disk drive makers were able to meet market demand with drives that had fewer disks and related components, including suspension assemblies. As a result, we estimate that the average number of suspension assemblies required per drive declined from approximately 4.5 in calendar 1999 to approximately 2.5 in calendar 2002, contributing to a decline in demand for suspension assembly components.
      In calendar 2003, we estimate that the average number of suspension assemblies required per disk drive reached a low point of approximately 2.3, and in calendar 2004 we estimate the number increased only slightly to 2.4. We estimate that the average number of suspension assemblies required per drive has increased to approximately 2.8 in calendar 2005. The 2005 increase in the number of suspension assemblies used per disk drive was, in part, due to market demand for disk drive storage capacity requirements increasing faster than the improvement in data density.
      Our total suspension assembly shipments decreased from 583 million during 1999 to 398 million in 2002, but increased from 526 million in 2003 to 538 million in 2004 due to growth in overall disk drive shipments and the slower rate of improvement in data density, offset by downward pressures on suspension assembly demand resulting from shifts in market share and product mix among the major disk drive makers, weaker overall disk drive demand and improved yields in our customers’ manufacturing processes. We shipped 719 million suspension assemblies in 2005, up 34% compared with 2004. This growth was due to the increase in disk drive shipments, demand for data storage outpacing the rate of improvement in data density for disk drives in mass production and our share positions on types of disk drives in particularly high demand. Although we continue to have limited visibility for future demand, we expect demand to increase in the first quarter of 2006 and anticipate that our shipment volumes will exceed the shipment volumes in the comparable period in 2005.
      Industry transitions in head technology also impact demand for suspension assemblies. During past industry transitions, such as to higher density read/write heads or to smaller head sizes, production yields of head manufacturers initially were reduced. We believe low yields at our customers resulted in increased demand for suspension assemblies in 2003 in order to achieve desired disk drive shipment levels but that our customers improved their manufacturing yields in 2004 with higher density read/write heads, which has resulted in fewer suspension assemblies being lost to scrap in their manufacturing.
      We believe that end user demand for storage capacity will continue to increase as rapidly evolving technology and computer applications continue to require storage devices with increased capacity and functionality in both business and consumer markets. We expect that worldwide demand for suspension assemblies will track the anticipated growth for disk drive shipments in 2006, which is currently forecasted by IDC to be 14% over calendar 2005. We continually monitor technological developments in the data storage arena and do not believe that technology is experiencing a fundamental shift away from disk drive storage. On an ongoing basis, we review technological threats to the disk drive market and utilize various universities, consortiums and industry participants to provide additional third-party insights. We believe disk drives will remain the dominant data storage technology for the foreseeable future.
      All disk drives incorporate the same basic technology. The principal components of a disk drive are recording disk media, a motor assembly, the control electronics and a head stack assembly. A head stack assembly consists of multiple read/write heads attached by suspension assemblies to the actuator arm. Each disk drive contains from one to five disks attached to a motor assembly that rotates the disks at high speeds in extremely close proximity to the read/write heads, each of which is attached to a suspension assembly. In certain low-cost drives, only one side of one disk is used, resulting in the need for only one read/write head, and one suspension assembly, in the drive. More typically, both sides of each disk in the drive are used and, therefore, two read/write heads and two suspension assemblies are used.
      Suspension assemblies are critical to disk drive performance and reliability. We design our suspension assemblies with a focus on the increasing performance requirements of new disk drives, principally smaller read/write heads, increased data density, improved head to disk stability during a physical shock event and reduced data access time. Technological advances in and the miniaturization of disk drives generally requires suspension assemblies with lower variability, specialized design, expanded functionality and greater precision. One of the major determinants of disk drive performance and data storage capacity is the microscopic height at which the read/write head “flies” above the disk. Suspension assemblies hold the read/write heads in position and are a significant factor in controlling the critical flying height of the head above the disk and maintaining the position of the head on the tracks of data. A typical nominal flying height is less than one millionth of an inch (a sheet of paper is approximately 3,000 millionths of an inch thick).
      Disk drive storage capacity increases as data density increases. The disk drive industry has improved data density by lowering the fly height of the read/write head, using smaller, higher density read/write heads with advanced air bearing designs and improving other components such as motors and media. We continue to develop our products and manufacturing processes to enable the use of smaller disks and read/write heads in disk drives that offer performance characteristics optimized for specific applications, including a growing range of consumer electronics applications.
Products
      We categorize our current products as either suspension assemblies or other products, which consist primarily of etched and stamped components used in connection with, or related to, suspension assemblies.
      The following table shows, for each of 2005, 2004 and 2003, the relative contribution to net sales in millions of dollars and percentages of each product category:

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

Suspension Assemblies	$608.8	96%	$444.3	95%	$458.8	92%
Other Products	22.8	4	25.4	5	40.1	8

Total Net Sales	$631.6	100%	$469.7	100%	$498.9	100%

      See Note 11 to the consolidated financial statements contained in Item 15 herein for financial information with respect to our business segments and a distribution of revenue and long-lived assets by geographic area for each of 2005, 2004 and 2003. See also Eleven-Year Selected Financial Data.
Suspension Assemblies
      During 2005, we shipped 719 million suspension assemblies of all types, including TSA and conventional suspension assemblies. We have developed significant proprietary capabilities in the design and production of suspension assemblies for both current and emerging disk drive designs. We have developed advanced suspension assemblies in anticipation of new generations of higher performance disk drives and read/write heads. We are also currently developing TSA+ suspension assemblies produced using an additive process to accommodate further electrical conductor miniaturization and the smaller next-generation read/write heads. We have the capability to produce multiple variations of suspension assemblies. This capability permits us to assist customers’ design efforts and meet the varied and changing requirements of specific customers.
      TSA Suspension Assemblies — The disk drive industry has widely adopted our TSA suspensions and they are now in use at all major disk drive makers. Currently, we estimate that approximately 61% of all suspensions shipped in the industry are TSA suspensions. These suspensions integrate into the suspension thin electrical conductors that connect directly with the read/write head. The integral etched copper conductors of the TSA suspension are pre-positioned on the suspension assembly from the head region through the length of the suspension and, in some cases, along the actuator. We believe value-added features we offer for our current TSA suspensions, such as dual stage actuation, clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers and laminated loadbeams, will accommodate higher levels of performance required in suspension assemblies for several years. Because of the integration of electrical circuitry into the suspension assembly, our TSA suspensions command a higher sale price than our standard conventional suspensions.
      In 2005, we shipped 641 million TSA suspensions. TSA suspensions accounted for approximately 86% of our 2003 and 2004 suspension assembly shipments and 89% of our 2005 suspension assembly shipments. We expect them to account for approximately 90% to 95% of our total suspension assembly shipments during 2006.
      Conventional Suspension Assemblies — In 2005, we shipped 78 million conventional suspension assemblies, as compared to 76 million in 2004 and 73 million in 2003. Conventional suspension assemblies accounted for approximately 11% of our total revenue, and approximately 11% of our suspension assembly shipments, in 2005. Conventional suspension assemblies do not provide the electrical connectivity features of a TSA suspension, but rather an electrical circuit must be added by the customer. We expect conventional suspension assemblies to account for approximately 5% to 10% of our total suspension assembly shipments during 2006.
Other Products
      To further assure customers that the TSA suspensions they require for their products will be readily available when and where they are needed, we manufacture and sell to competitive suspension assembly manufacturers etched and stamped component-level parts, such as flexures and baseplates, for TSA suspensions. In 2005, component sales accounted for approximately 3% of our revenue. We expect our sales of components to account for approximately 3% to 5% of our revenue during 2006.
      Our BioMeasurement Division has developed a medical device called the InSpectratm Tissue Spectrometer that uses an optical technology to measure local, rather than systemic, oxygen saturation of hemoglobin in tissue. The device measures tissue oxygenation noninvasively and painlessly, at various depths, intermittently or continuously and without being affected by motion. During 2002, we sold our first units, and subsequently we have sold this device to researchers and early adopters in key trauma centers. During 2005, 15 independent clinical studies using the InSpectra system were completed in the United States and Europe. We expect interim findings from a multi-site clinical study to be presented to trauma specialists in the latter part of calendar 2006. We do not expect to generate significant revenue from this device during 2006.
Manufacturing
      Our manufacturing strategy focuses on reliably producing suspension assemblies in high volume with the consistent precision and features required by our customers. We have developed advanced process, inspection and measurement systems and automated production equipment. We have adopted an integrated manufacturing approach that closely couples design, tooling and manufacturing, which has facilitated the development, implementation and high-volume production of new suspension assembly products. We believe that our integrated approach and dedicated development capability gives us a competitive advantage in quickly supplying suspension assembly prototypes and ramping volume manufacturing.
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
      A suspension assembly consists of three to four components that are laser-welded together. TSA suspension assemblies also incorporate electrical conductors, produced through a subtractive process, which provide electrical connection from the read/write head to the disk drive’s electronic circuitry. Alignment, adjustment and freedom from imperfections and contaminants are of critical importance. Our products require several manufacturing processes, each dependent on different technical disciplines, to ensure the high degree of precision and process control necessary to meet strict customer requirements. The further miniaturization of disk drives requires miniaturizing suspension assemblies and electrical conductors on suspension assemblies to be thinner and spaced closer together. We have developed sophisticated proprietary manufacturing processes and controls, and related equipment, which are essential to the precision and reliability of our products. The manufacturing processes we employ include photoetching, stamping, chemical deburring, automated optical inspection, plasma etching, plating, precision forming, laser welding and ultrasonic cleaning. We monitor and control these processes through statistical process analysis to track critical parameters and take corrective action as required.
      We are developing additive processing to produce flexures (a component of a suspension assembly) for future generations of suspension assemblies that meet the increasingly tighter performance specifications of our customers. We call these suspension assemblies which incorporate our new additive flexures TSA+ suspension assemblies. We do not expect to begin volume production of TSA+ suspension assemblies during 2006. In the interim, if any of our customers require that the suspension assembly used in their products contain flexures manufactured through additive processing, we believe we will need to purchase these components from one of our competitors.

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
Research and Development
      We participate in an industry that is subject to rapid technological change, and our ability to remain competitive depends on, among other things, our ability to anticipate and respond to changes and to continue our close working relationships with the engineering staffs of our customers. As a result, we have devoted and will continue to devote substantial resources to product development and process engineering efforts. As of September 25, 2005, we employed 1,055 engineers and technicians who are responsible for implementing new technologies as well as process and product development and improvements. Expenditures for these activities in 2005, 2004 and 2003 amounted to $62,149,000, $50,275,000 and $37,048,000, respectively. Of these amounts, we classified $36,829,000, $28,258,000 and $14,945,000, respectively, as research and development expenses, with the remainder, relating to quality, engineering and manufacturing support, classified as cost of goods sold. Research and development expenses for 2004 and 2003 were reduced by customer funding of $3,268,000 and $4,755,000, respectively, for certain advanced suspension assembly development costs. During 2005, we received no customer funding for research and development costs. We expect that our research and development spending will increase in 2006 to approximately $50,000,000 to $60,000,000 primarily due to investments in the development of new process capabilities and new products and product features.
      The miniaturization of disk drives, the development of smaller next-generation read/write heads, continuing improvement in data density and the increasing use of disk drives in consumer electronics applications necessitate the further miniaturization of suspension assemblies. Through continued investment in research and development, our existing processes for manufacturing TSA suspension assemblies are being extended to meet escalating customer requirements for precision and performance. Longer term, we expect to implement alternative technologies, including additive processing of suspension assemblies, for future manufacturing of our products. Additive processing involves depositing a thin seed layer of metal onto a polyimide surface in the shape of the desired circuitry and then imaging and chemically plating up that seed layer to form the suspension’s electrical conductors. We are currently developing the process capabilities that we believe will be required to produce future generations of suspension assemblies. During 2006, we expect to begin production of TSA+ prototype suspension assemblies using this additive process. Our ability to extend our current processes to accommodate further conductor miniaturization and the rate at which our customers adopt smaller next-generation read/write heads will largely determine the pace of transition to an additive process and the volume of products manufactured using this process.
      Our research and development efforts also are directed at continuing to develop suspension assembly capability and features that enable our products to meet performance criteria desired by our customers for specific drive applications. Measurement, process development and process control are critical to improving capability related to static attitude, gram force and stabilization, resonance and windage, all performance characteristics important to suspension assemblies. Our current suspension assembly features include dual stage actuation, clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers and laminated loadbeams.
      We have developed a medical device in our BioMeasurement Division that measures local tissue oxygenation. Our current research and development efforts in the BioMeasurement Division focus on clinical studies to create a body of knowledge about the effectiveness and value of our device for patients who are in shock and other medical applications. In addition, we are continuing to devote engineering resources to ongoing product development. For 2005, 2004 and 2003, research and development expenses for the BioMeasurement Division were approximately $4,076,000, $2,489,000 and $1,899,000, respectively.

Customers and Marketing
      Our disk drive products are sold principally through our own sixteen-member account management team operating primarily from our headquarters in Hutchinson, Minnesota. Through two subsidiaries, we have two country managers, three customer support managers, seventeen technical representatives and six quality coordinators in Asia. We sell our suspension assemblies to original equipment manufacturers for use in their products and to subassemblers who sell to original equipment manufacturers. We also sell suspension assembly components to competitors. Our account management team is organized by individual customer, and contacts are typically initiated with both the customer’s purchasing agents and its engineers. Our engineers and account management team together actively participate in the selling process and in maintaining customer relationships.
      We have established “vendor managed inventory” (VMI) facilities near the major production centers of certain individual customers to assure that we meet the customers’ inventory requirements. Certain agreements with our customers provide that we maintain minimum finished goods inventory levels. Due to the higher demand we experienced during the first three quarters of 2005, our finished goods inventory levels were low. During the fourth quarter of 2005, we were able to improve our finished goods inventory by building additional suspension assemblies beyond our customers’ immediate demand. During 2005, approximately 70% of our suspension assembly shipments were distributed to our customers in Hong Kong, Japan, the People’s Republic of China and Thailand through our VMI facilities.
      We are a supplier to nearly all domestic and foreign-based manufacturers of disk drives and manufacturers of disk drive components. The following table shows our five largest customers for 2005 as a percentage of net sales.

Percentage of
Customer	Net Sales

SAE Magnetics, Ltd./ TDK	29%
Alps Electric Co., Ltd.	22%
Western Digital Corporation	19%
Innovex, Inc.	11%
Seagate Technology LLC	8%
      Sales to our five largest customers constituted 89%, 85% and 81% of net sales for 2005, 2004 and 2003, respectively. Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Maxtor, Samsung, Seagate and Toshiba, which may purchase read/write head assemblies from several different read/write head manufacturers that utilize our suspension assemblies.
      We expect to continue to depend upon a limited number of customers for our sales, given the relatively small number of disk drive and read/write head manufacturers. Our results of operations could be adversely affected by reduced requirements at our major customers.
      Sales to foreign-based enterprises totaled $387,512,000, $334,075,000 and $392,146,000 for 2005, 2004 and 2003, respectively. Sales to foreign subsidiaries of United States corporations totaled $198,905,000, $104,416,000 and $72,202,000 for 2005, 2004 and 2003, respectively. The majority of these sales were to the Pacific Rim region. In addition, we have significant sales to United States corporations which use our products in their offshore manufacturing sites.
Backlog
      We generally make our sales pursuant to purchase orders rather than long-term contracts. Our backlog of purchase orders was approximately $129,047,000 at September 25, 2005, as compared to $117,832,000 at September 26, 2004. Our purchase orders may be changed or cancelled by customers on short notice. In addition, we believe that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Accordingly, we do not believe that backlog should be considered indicative of sales for any future period.
Competition
      We believe that the principal factors of competition in the suspension assembly market include time to market, product quality, design expertise, customer service, reliability of volume supply and price. We estimate that we produce a majority of all suspension assemblies sold to disk drive manufacturers and their suppliers, including read/write head manufacturers, worldwide. Our principal competitors are Magnecomp Precision Technology (“MPT”), Nihon Hatsujo Kabusikigaisha (“NHK”), NAT Peripheral (H.K.) Co., Ltd., (a joint venture of NHK and SAE Magnetics/ TDK) and Suncall Corporation. The electrical interconnect features of our TSA suspensions also face competition from alternative interconnect technologies, such as deposition circuitry, produced using an additive process, and flexible circuitry, both of which are being used in drive production. We are extending our existing manufacturing processes and developing additive processing of suspension assemblies to meet escalating suspension assembly performance requirements. Although we cannot be sure that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies, we believe that the number of entities that have the technical capability and capacity for producing precision suspension assemblies in large volumes will remain small.
      Other types of data storage systems, such as semiconductor (flash) memory, tape memory and optical (DVD and CD) drives, may become competitive with certain disk drive applications, and thereby affect the demand for our products. Given the current state of the technologies, flash memories are not expected to be price competitive with disk drives in traditional computing applications, and optical drives and tape memories are inherently much slower than disk drives. However, emerging storage applications, particularly in the consumer electronics sector, may use flash memory instead of disk drives, which would limit growth opportunities for disk drive-based data storage. We believe that these technologies will not materially impact the market for disk drives in the near future.
Intellectual Properties
      We regard much of the equipment, processes, information and knowledge that we generate and use in the manufacture of our products as proprietary and protectable under applicable trade secret, copyright and unfair competition laws. In addition, if we develop manufacturing equipment, products and processes for making products where patents might enhance our position, we have pursued, and we will continue to pursue, patents in the United States and in other countries. As of September 25, 2005, we held 157 United States patents and 41 foreign patents, and we had 90 patent applications pending in the United States and 31 patent applications pending in other countries. Internally, we protect intellectual property and trade secrets through physical security measures at our facilities as well as through non-disclosure and non-competition agreements with all employees, confidentiality policies and non-disclosure agreements with consultants, strategic suppliers and customers.
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
Employees
      As of September 25, 2005, we had 5,310 employees, 2,635 of whom were working at our Hutchinson, Minnesota plant, 1,644 of whom were working at our Eau Claire, Wisconsin plant, 763 of whom were working at our Sioux Falls, South Dakota plant, 223 of whom were working at our Plymouth, Minnesota plant, and 45 of whom were working overseas. In addition, 148 production workers supplied by temporary staffing agencies worked at our various facilities. The departure of a significant number of our specialized employees who cannot be replaced by comparable personnel would impair our ability to conduct our business. The locations of our plants and the broad span and complexity of technology encompassed by our products and processes limit the number of qualified engineering and other candidates for key positions. We expect that we will continue to use internal training for the development of key employees.

      None of our employees is subject to a collective bargaining agreement, and we have experienced no work stoppages. We believe that our employee relations are good.
Available Information
      Our website is: http://www.htch.com. We make available, free of charge, through our website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).
      Members of the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information about us and other issuers that file electronically at http://www.sec.gov.
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
Almost all of our sales depend on the disk drive industry, which is cyclical, subject to ongoing technological innovation and subject to intense price competition.
      Sales of suspension assemblies and suspension assembly components accounted for 99% of our net sales in 2005, 2004 and 2003. The disk drive industry is intensely competitive and technology changes rapidly, such as during past industry transitions to smaller disks or higher density read/write heads. The industry’s demand for disk drive components also fluctuates. The disk drive industry experiences periods of increased demand and rapid growth followed by periods of oversupply, as in our fourth quarter of 2005, and subsequent contraction. These cycles may affect suppliers to this industry because disk drive manufacturers tend to order more disk drive components than they may need during growth periods, and sharply reduce orders for these components during periods of contraction.
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
      During periods of slowing technological advances, disk drive manufacturers may compete more aggressively on price and exert downward price pressure on component suppliers. In addition, in order for drives to be more widely used in consumer electronics applications, drive manufacturers may seek to reduce the cost of disk drives, which also may result in downward price pressure for component suppliers, including suppliers of suspension assemblies. If there is continued downward pressure on prices of disk drive components, our operating results could be negatively affected.
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
      Our continued success depends on our ability to develop and rapidly bring to volume production new products and product features that meet increasingly tighter performance specifications. A number of risks are inherent in this process. Increasingly tighter performance specifications, as well as transitions to new product platforms, initially can make suspension assemblies more difficult to manufacture and lower our overall manufacturing yields and efficiencies. This in turn can cause us to delay or miss product shipments. We also may incur higher manufacturing costs or we may need to change or develop new manufacturing processes. For example, we are developing an additive process and adding associated capital equipment for producing future generations of suspension assemblies. If processes change, we may need to replace, modify or design, build and install equipment. These changes may require additional capital expenditures and increased development and support expenses.
      Disk drive makers continue to expand their product lines to include drives offering performance characteristics optimized for specific applications, including a variety of consumer electronics applications. This is resulting in a proliferation of individual disk drive programs, each of which may require a different suspension assembly to meet a customer’s specific performance criteria. We expect to increase our research and development expenses in 2006 to approximately $50,000,000 to $60,000,000 primarily due to investments in the development of new process capabilities and new products and product features. We expect these expenses to increase for the following new products:

•	suspension assemblies with tighter performance specifications than our customers currently require;
•	suspension assemblies that incorporate new materials, such as thinner laminates which are more difficult to handle in the manufacturing process;
•	suspension assemblies that require additional or smaller electrical conductors;
•	suspension assemblies for use with next-generation read/write heads; and
•	suspension assemblies that incorporate dual stage actuators to improve head positioning over increasingly tighter data tracks on each disk.
      If we fail to introduce successfully new products or product features on a regular and timely basis, demand for our existing products could decline, and our business, financial condition and results of operations could be materially adversely affected. If a competitor introduced a widely accepted new suspension assembly design, and we were not able to respond to the new design effectively, our business, financial condition and results of operations would be materially adversely affected.
Our investment in developing new process capabilities to produce suspension assemblies will result in significant increases in our operating expenses and may not result in a product that is acceptable to our customers.
      Rapid technological change in the disk drive industry, as well as the expanding use of disk drives in a growing range of consumer electronics applications, has led to numerous suspension assembly design changes and tighter performance specifications. To maintain our position in the disk drive industry, we need to develop new process capabilities that we believe will be needed to achieve the ever increasing performance requirements of our customers. We are investing a substantial amount of engineering, financial, management and manufacturing resources to develop process capabilities, including additive processing of suspension assemblies, to meet these emerging specifications. Additive processing involves depositing a thin seed layer of metal onto a polyimide surface, then imaging and chemically plating up that seed layer in the shape of the desired circuitry to form the suspension’s electrical conductors. We do not expect to begin volume production of TSA+ suspensions using an additive process during 2006, and we may not be able to achieve volume production on a profitable basis, if at all.
      Our development of additive process capabilities may require more capital investment than we currently anticipate, which will adversely impact our operating results. If our development of additive process capabilities is delayed for any reason, or if suspension assemblies cannot be produced profitably in the quantities or to the specifications required by customers, we may need to purchase components manufactured through additive processing and our results of operations could be materially adversely affected. We may not be able to purchase such components on terms acceptable to us or at all. The introduction of new process capabilities for our products increases the likelihood of unexpected quality concerns, which may negatively impact our ability to bring products to market on time and at acceptable costs. Further, most of our current competitors use components produced through additive processing for volume production of suspension assemblies, which may give them an advantage in developing and qualifying new products with our customers.
We may not be able to manufacture our products efficiently due to changes in product mix or technology, or other unforeseen events.
      We manufacture a wide variety of suspension assemblies with different selling prices and manufacturing costs. Disk drive makers continue to expand their product lines to include drives offering performance characteristics optimized for specific applications, including consumer electronics applications, which has resulted in a proliferation of individual disk drive programs. Our product mix varies weekly as market demand changes. In the third and fourth quarters of 2005, our mix changed to include more products that are more difficult to produce. Any substantial variation in product mix can lead to changes in utilization of our equipment and tooling, inventory obsolescence and overstaffing in certain areas, all of which could adversely impact our business, financial condition and results of operations.
      Manufacturing yields, efficiencies and processing operations vary from product to product. Newer products often require new or additional manufacturing process steps and typically have lower initial manufacturing yields and efficiencies as we ramp up manufacturing. As a result, new products are frequently more expensive to produce and may not be profitable. We will use new manufacturing processes to produce additive suspensions, which may cause us to experience inefficiencies and lower yields. We have experienced sales returns in the past and as we ramp up manufacturing of new products, or as new features for our products are introduced, or as new manufacturing processes are implemented, we also may in the future experience increased sales returns. In addition, in the future we may be required to reimburse customers for product costs relating to the incorporation of defective suspension assemblies into our customers’ products. We cannot be sure that we will attain our output goals and be profitable with regard to any of our suspension assembly products.
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
      We have at times in the past increased our production capacity and the overhead that supports production based on anticipated market demand, and in 2004 and 2005 we added production capacity based on expected future demand. Anticipated market demand, however, has not always developed as expected or remained at a consistent level. As a result, we have underutilized our capacity in the past, and in 2000 and 2001, had asset impairment charges of $56,523,000 and $20,830,000, respectively, and we may underutilize our production capacity in the future. This underutilization decreases our profitability.
      The following factors complicate accurate capacity planning for market demand:

•	changes in the mix of specific products our customers buy and the features they require;
•	the ability to add and train staff to operate our production equipment in advance of demand;
•	the pace of technological change;
•	variability in our manufacturing yields and productivity; and
•	long lead times for most of our plant and equipment expenditures, requiring major financial commitments well in advance of actual production requirements.
      Our inability to plan our capacity requirements accurately and efficiently utilize our production capacity, or our failure to put in place the technologies and capacity necessary to meet market demand, could adversely affect our business, financial condition and results of operations.
We may experience difficulties in the implementation and transition to our new enterprise resource planning (“ERP”) system.
      We are in the process of implementing a new ERP system throughout our company and have experienced some delays, extra costs and inefficiency. Because ERP systems are highly complex, implementation and the transition to the new system has been costly and may initially result in additional unexpected cost or difficulties, including failure or inefficient operation of the new system. A failure in the new system could impair our ability to access certain business and financial information. In addition, we may experience difficulties in the transition to our new ERP system that could affect our internal control systems, processes and procedures. Should we experience such difficulties as a result of our new ERP system, our business, financial condition and results of operations could be materially adversely affected.
Our sales are concentrated in a small customer base.
      Although we supply nearly all domestic and foreign-based manufacturers of disk drives and manufacturers of disk drive components, sales to our five largest customers constituted 89% of net sales for 2005, 85% of net sales for 2004 and 81% of net sales for 2003. Over the years, the disk drive industry has experienced numerous consolidations. These consolidations, together with companies exiting the disk drive industry, result in fewer, but larger, customers for our products. The loss of market share by one of our major customers or the loss of one or more of our major customers for any reason, including the development by any one customer of the capability to produce suspension assemblies in high volume for its own products, a change in the type of suspension assembly used by a customer or the failure of a customer to pay its account balance with us, could have a material adverse effect on our results of operations.
Our business is capital intensive and we may not be able to obtain the capital we need to maintain or grow our business.
      We will need significant funds over the next several years to achieve our long-term growth objectives. We would likely use these funds for capital expenditures, research and development, debt service and working capital. Our business is highly capital intensive. Our total capital expenditures were approximately $197,123,000 in 2005, $93,085,000 in 2004 and $52,023,000 in 2003. We anticipate spending approximately $280,000,000 on capital expenditures during 2006. In addition, research and development expenses were approximately $36,829,000 in 2005, and we expect that they will increase to approximately $50,000,000 to $60,000,000 in 2006. The 2005 increases in capital expenditures and research and development expenses were primarily related to expansions of trace and photoetch manufacturing and investments in processes, tooling, equipment and facilities along with expenses related to customer-specific development efforts and process improvements.
      We will pursue additional debt or equity financing to supplement our current capital resources if needed in 2006 and beyond. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to maintain adequate capital or raise additional capital on reasonable terms or at all, if needed.

      The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations;
•	general economic conditions and conditions in the disk drive industry;
•	the perception in the capital markets of our business;
•	our ratio of debt to equity;
•	our financial condition;
•	our business prospects; and
•	changes in interest rates.
      Our ability to execute our long-term strategy depends to a significant degree on our ability to obtain additional long-term debt and equity capital. We have no commitments for additional borrowings, other than our existing credit facility, or for sales of equity, other than under our existing employee benefit plans. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain additional financing on terms acceptable to us or at all. If we fail to comply with certain covenants relating to our indebtedness, we may need to refinance our indebtedness to repay it. We also may need to refinance our indebtedness at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness.
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
If the rate of data density improves significantly, demand for suspension assemblies may decrease.
      Disk drive manufacturers have been able to steadily increase data density, and we believe that they will continue to do so for the foreseeable future. Increasing data density permits drive manufacturers to use fewer disks in each disk drive, which in turn reduces the number of components they need, including suspension assemblies. From calendar 1999 through 2002, the rate of improvement in data density exceeded historical rates, and we estimate that the average number of suspension assemblies required per drive decreased from approximately 4.5 in calendar 1999 to approximately 2.5 in calendar 2002. This contributed to a decrease in our total suspension assembly shipments from 583 million in 1999 to 398 million in 2002. In calendar 2003, we estimate that the average number of suspension assemblies required per disk drive reached a low point of approximately 2.3, and in calendar 2004, we estimate the number increased only slightly to 2.4. In calendar 2005, we estimate it has increased to 2.8, which has benefited demand. If improvements in data density again begin to outpace growth in data storage capacity requirements, then demand for our suspension assemblies may decline and we may not be able to maintain or expand our suspension assembly business.
Our operating results are subject to fluctuations.
      Our past operating results, and our gross margins, have fluctuated from fiscal period to period. We expect our future operating results and gross margins will continue to fluctuate from fiscal period to period. The following factors may cause these fluctuations:

•	changes in overall demand for our products;
•	changes in our manufacturing yields;
•	changes in our production efficiency;
•	changes in utilization of our production capacity;
•	increased costs when we start producing new products and features, and ramping high-volume production;
•	changes in the specific products our customers buy and features they require;
•	depreciation expense associated with adding production capacity;
•	changes in our selling prices;
•	changes in our manufacturing process, or problems related to our manufacturing process;
•	changes in our infrastructure costs and expected production and shipping costs, and how we control them;

•	technological changes (such as data density improvements) that reduce the number of suspension assemblies per drive required by drive makers;
•	long disruptions in operations at any of our plants or our customers’ plants for any reason; and
•	changes in the cost of, or limits on, available materials and labor.

      Our overall operating results in 2005 were favorably impacted by increased demand for data storage in traditional computing applications as well as in consumer electronics applications, a flat rate of improvement in data density requiring additional disks to achieve the higher storage capacity required for many disk drive applications and our share positions on the types of disk drives in particularly high demand. During the fourth quarter of 2005, however, our operating results were impacted by lighter demand, increased depreciation costs, a shift in product mix toward advanced suspension assembly products that are typically more costly to produce in the ramp-up to higher volume and increased labor expenses. We continue to have limited visibility for future demand. If customer demand for suspension assemblies weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected.
      We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our “vendor managed inventory” (VMI) facilities. Certain agreements with our customers provide that we maintain minimum finished goods inventory levels. Due to the higher demand we experienced during the first three quarters of 2005, our finished goods inventory levels were low. During the fourth quarter of 2005 we were able to improve our finished goods inventory by building additional suspension assemblies beyond our customers’ immediate demand. Our customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.
      Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. For example, in 2004, our average selling prices declined as a result of planned price reductions triggered by higher volumes of certain suspension assemblies, as well as a change in the mix of products we sold. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product’s life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature. To offset price decreases during a product’s life, we rely primarily on higher sales volume and improving our manufacturing yields and efficiencies to reduce our cost. If we cannot reduce our manufacturing costs as prices decline during our products’ life cycles, our business, financial condition and results of operations could be materially adversely affected.
      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our financial condition and results of operation may be negatively impacted. Furthermore, many of our products are shipped overseas, specifically to the Pacific Rim region. The income we earn from these products has qualified for favorable tax treatment. If we stop shipping products overseas, or if we are unable to mitigate the unfavorable tax impact of new tax laws affecting products shipped overseas, our effective tax rate could increase significantly and our business, financial condition and results of operations could be materially adversely affected.
If our customers improve their manufacturing yields, demand for our suspension assemblies may decrease.
      We believe that improvements in our sales and unit volumes in 2003 and the first half of 2004 were due in part to manufacturing difficulties experienced by our customers as they transitioned to higher density read/write heads. These customers experienced higher levels of defective read/write heads, which they were unable to detect until after they had attached the read/write heads to our suspension assemblies. Our customers therefore required more suspension assemblies in those years. We believe our customers have improved their manufacturing yields, which resulted in dampening demand growth in 2004. Some of our customers may develop processes by which they either separate our suspension assemblies from a defective read/write head in order to re-use the suspension assembly or test the read/write head to ensure it is not defective before they attach the suspension assembly. If our customers’ production yields continue to improve in the future, or if they succeed in their process development efforts and can separate and re-use suspension assemblies or test the read/write head before attaching suspension assemblies, overall suspension assembly shipments will decline and our operating results could be negatively affected.
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
      We and certain users of our products have received, and may receive, communications from third parties asserting patents against us or our customers that may relate to certain of our manufacturing equipment or to our products or to products that include our products as a component. In addition, we and certain of our customers have been sued on patents having claims closely related to products we sell. If any third party makes a valid infringement claim against us and we are unable to obtain a license on terms acceptable to us, our business, financial condition and results of operations could be adversely affected. We expect that, as the number of patents issued continues to increase, the volume of intellectual property claims made against us could increase. We may need to engage in litigation to:

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
      Future technological innovations may reduce demand for disk drives. Data storage alternatives that compete with disk drive-based data storage do exist. These storage alternatives include semiconductor (flash) memory, tape memory and optical (DVD and CD) drives. The current core technology for data storage in the computing industry has been disk drives for many years. The disk drive could be replaced by an alternate data storage technology in the future. Emerging storage applications, particularly in the consumer electronics sector, may use flash memory instead of disk drives, which would limit growth opportunities for disk drive-based data storage. Our business, financial condition and results of operations could be materially adversely affected if the computer industry adopts technology that replaces disk drives as a computer data storage medium or if an alternative data storage medium becomes dominant in consumer electronics applications.
Taxation authorities could challenge certain tax positions we have taken.
      Although we believe that all tax positions we take in our tax returns are reasonable and appropriate, a taxation authority may challenge those positions in the future. A challenge to certain positions we have taken, if successful despite our efforts to defend our original position, could result in our being required to pay additional taxes (including penalties and interest), which could adversely affect our financial condition and results of operations.
We expect that our BioMeasurement Division will continue to experience operating losses.
      Our BioMeasurement Division has developed a medical device called the InSpectra system that uses an optical technology to measure local, rather than systemic, oxygen saturation of hemoglobin in tissue. During 2002, we sold our first units, and subsequently we have sold this device to researchers and early adopters in key trauma centers. During 2005, 15 independent clinical studies using the InSpectra system were completed in the United States and Europe. Our current research efforts in the BioMeasurement Division focus on clinical studies. Operating losses for our BioMeasurement Division were $8,688,000, $6,951,000 and $5,979,000 for 2005, 2004 and 2003, respectively. We do not expect to generate significant revenue from this device during 2006. We expect operating losses in the BioMeasurement Division to continue for the foreseeable future, which will negatively impact our financial condition and results of operations.
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
      Our ratio of total debt and capital leases to total capitalization at September 25, 2005 was 21%. Our ability to satisfy our obligations to pay interest and to repay debt is dependent on our future performance. Our performance depends, in part, on prevailing economic conditions and financial, business and other factors, including factors beyond our control. To the extent that we use a substantial portion of our cash flow from operations to pay the principal of, and interest on, our indebtedness, that cash flow will not be available to fund future operations and capital expenditures. Our debt level also may limit our ability to obtain additional financing to fund future capital expenditures, debt service, research and development, working capital and other general corporate requirements. It also could make us more vulnerable to general economic downturns and competitive pressures. We cannot be sure that our operating cash flow will be sufficient to fund our future capital expenditure, research and development and debt service requirements or to fund future operations.
Our financing agreements contain restrictive covenants with which we may not be able to comply.
      We have entered into financing agreements that contain restrictive financial covenants. These covenants require us, among other things, to maintain specified levels of net income, cash availability, tangible net worth and leverage ratios, and also impose certain limitations on additional indebtedness, leases, guarantees and the payment of dividends. Our ability to comply with restrictive financial covenants depends upon our future operating performance. Our future operating performance depends, in part, on general industry conditions and other factors beyond our control. We cannot be sure that we will be able to comply with these covenants in the future, and we may not be successful in renegotiating our financing agreements or otherwise obtaining relief from these covenants. If we default under some or all of our financing agreements, our lenders may require that we immediately repay the full outstanding amount we owe to them. In such event, we may have to pursue alternative financing arrangements. If we are not in compliance with restrictive covenants in our financing agreements at the end of any fiscal quarter, our future results of operations and liquidity could be materially adversely affected.
We have been named as a defendant in securities class action litigation which may result in substantial costs and divert management’s attention and resources.
      As described in “Legal Proceedings,” a number of shareholder class action suits have been filed naming us and certain of our officers and directors as co-defendants. We are not able to predict the ultimate outcome of this litigation. It is possible that this litigation could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could harm our business.
      Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. We may in the future be the target of additional litigation and this litigation may result in substantial costs and divert management’s attention and resources.

Item 2.	Properties
      We own four buildings on a site of approximately 163 acres in Hutchinson, Minnesota used by both our Disk Drive Components Division and our BioMeasurement Division. This site includes executive offices and a manufacturing plant, development center and training center, with an aggregate of approximately 753,000 square feet of floor area. We currently utilize approximately 95% of this space. We also lease a 20,000 square foot warehouse and a 7,200 square foot fabrication shop near the Hutchinson site. The training center building is leased to another party, as we do not intend to utilize this space for the near future.
      We own a manufacturing plant in Eau Claire, Wisconsin used by our Disk Drive Components Division, which is approximately 708,000 square feet, approximately 85% of which we currently utilize. In 2005, we expanded our operations into 148,000 square feet of this building in Eau Claire. We also began to develop an additional 70,000 square feet in 2005 for additional manufacturing capacity, which we expect will be completed in July 2006.
      We own a manufacturing plant in Sioux Falls, South Dakota of approximately 300,000 square feet that is used by our Disk Drive Components Division, approximately 85% of which we currently utilize. Approximately 15% of the square footage in this plant, which we do not intend to utilize for the foreseeable future, is leased to another party.
      We lease a building of approximately 100,000 square feet located in Plymouth, Minnesota that is used by our Disk Drive Components Division for stamping operations and office space, approximately 95% of which we currently utilize, and we lease approximately 48,000 square feet of space located in Brooklyn Park, Minnesota.

      We lease a business office in the Netherlands used by our BioMeasurement Division. Through our wholly-owned subsidiaries, we also lease offices used by our Disk Drive Components Division for customer services and support in Singapore, Japan, Korea, the People’s Republic of China and Thailand.
      We believe that our existing facilities will be adequate to meet our currently anticipated requirements for 2006.

Item 3.	Legal Proceedings
Securities Litigation
      Our company and three of our present executive officers, two of whom are also directors, were named as defendants in two virtually identical actions, Robert J. Averdick v. Hutchinson Technology, Inc., Wayne M. Fortun, John A. Ingleman, and Jeffrey W. Green and Sam Somyoy Poovakaw v. Hutchinson Technology, Inc., Wayne M. Fortun, John A. Ingleman, and Jeffrey W. Green. Our company and six of our present executive officers, two of whom are directors, also were named in a third virtually identical action, Michael Huefner v. Hutchinson Technology, Jeffrey W. Green, Wayne M. Fortun, John A. Ingleman, Richard J. Penn, R. Scott Schaefer and Beatrice A. Graczyk. Each action was filed between September 9, 2005 and October 11, 2005 in the U.S. District Court for the District of Minnesota, and each action is a purported class action brought on behalf of all persons (except defendants) who purchased stock in the open market between October 4, 2004 and August 29, 2005. The complaints allege that the defendants made false and misleading public statements about our company, and our business and prospects, in filings with the SEC and press releases, and that the market price of our stock was artificially inflated as a result. The complaints allege claims under Sections 10(b) and 20(a) of the Exchange Act. The plaintiffs in all three cases seek compensatory damages on behalf of the alleged class, an award of attorneys’ fees and costs of litigation and unspecified equitable/injunctive relief. On November 8, 2005, motions were filed by two competing sets of plaintiffs and their respective counsel seeking to consolidate all of the actions and to appoint a lead plaintiff and lead counsel, and a hearing on the motions was held on December 1, 2005. We expect that, as a result of the motions, the court will consolidate the actions, appoint a lead plaintiff and one or more lead counsel and set a deadline for the lead plaintiff to file and serve a consolidated amended complaint.
      We believe that we, and the other defendants, have meritorious defenses to the claims made in the complaints and we intend to contest the lawsuits vigorously. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs may not be reasonably estimated at this time. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including our cash flows.
Other Litigation
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

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item X.	Executive Officers of the Registrant
      Our executive officers are as follows:

Name	Age	Position

Rebecca A. Albrecht	52	Vice President of Human Resources
Kevin P. Bjork	46	Vice President of Quality
Wayne M. Fortun	56	President, Chief Executive Officer and Director
Beatrice A. Graczyk	57	Vice President of Business Development
Jeffrey W. Green	65	Chairman of the Board and Director
John A. Ingleman	59	Vice President and Chief Financial Officer
Richard J. Penn	49	Senior Vice President and President of the Disk Drive Components Division
R. Scott Schaefer	52	Vice President and Chief Technical Officer
Kathleen S. Skarvan	49	Vice President of Sales and Marketing, Disk Drive Components Division
Christina M. Temperante	53	Vice President and President of the BioMeasurement Division
      Ms. Albrecht was elected Vice President in January 1995 and is now Vice President of Human Resources. Ms. Albrecht has been with HTI since 1983.
      Mr. Bjork was elected Vice President in December 2004. Mr. Bjork was Director of Corporate Quality at HTI from April 2002 through November 2004, and was Director of Quality for our Disk Drive Components Division from April 1997 through March 2002. Mr. Bjork has been with HTI since 1982.
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
      Mr. Penn was elected Vice President of Sales and Marketing in January 1996, was Vice President of Operations from October 2003 to November 2005, and has been Senior Vice President and President of the Disk Drive Components Division since November 2005. Mr. Penn has been with HTI since 1981.
      Mr. Schaefer was elected Vice President in May 1990 and is now Vice President and Chief Technical Officer. Mr. Schaefer has been with HTI since 1979.
      Ms. Skarvan was elected Vice President of Sales and Marketing in October 2003, and has been Vice President of Sales and Marketing, Disk Drive Components Division, since November 2005. Ms. Skarvan was a strategic business unit director at HTI from September 2002 to October 2003, and a Group Vice President at Phillips Plastics, a manufacturing company, from March 2000 to August 2002. Ms. Skarvan joined HTI in 1980 and held management positions in manufacturing, human resources, communications and materials at HTI between 1985 and 2000.
      Ms. Temperante joined HTI in July 2001 as President of our BioMeasurement Division, and was elected Vice President in November 2001. Prior to joining HTI, Ms. Temperante was Vice President and General Manager of the Fiber Optic Division at Medamicus, Inc., a medical device company, from March 1998 through June 2001.
      Executive officers are elected annually by the Board of Directors and serve a one-year period or until their successors are elected.
      None of the above executive officers is related to each other or to any of our directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common stock, $.01 par value, trades on The Nasdaq National Market under the symbol HTCH. For price information regarding our common stock, see Note 13 to the consolidated financial statements contained in Item 15. As of December 1, 2005, our common stock was held by 651 shareholders of record.
Dividends
      We have never paid any cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by our Board of Directors.
      We have a loan agreement that contains a covenant limiting, among other things, our ability to pay cash dividends or make other distributions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” and Note 2 to the consolidated financial statements contained in Item 15.
Share Repurchase Program
      On July 22, 2004, we announced that our Board of Directors authorized the repurchase of up to two million shares of our common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. The following table presents information with respect to purchases of common stock that we made during the three months ended September 25, 2005 or were made by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May Yet Be
	Total Number of	Average Price	as Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Program	the Program

June 27, 2005 through July 26, 2005	—	$—	—	277,500
July 27, 2005 through August 26, 2005	—	—	—	277,500
August 27, 2005 through September 25, 2005	206,000	27.86	206,000	71,500

Total	206,000	$27.86	206,000	71,500

Item 6.	Selected Financial Data
      The selected financial data required pursuant to this Item appears on page 57 of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      Our shipments of suspension assemblies in 2005 were 719 million, 34% higher than our shipments in 2004. This increase was due to strong demand for suspension assemblies resulting from increased shipments for disk drives, demand for data storage outpacing the rate of improvement in data density for disk drives in mass production and our share positions on types of disk drives in particularly high demand.
      For calendar 2005 disk drive shipments are expected to reach 374 million units, an increase of about 22% from calendar 2004. The growth in disk drive shipments is resulting from increased demand for data storage in traditional computing applications as well as in consumer electronics applications.
      In calendar 2005, demand for storage is outpacing the rate of improvement in data density for disk drives in mass production. The rate of data density improvement in calendar 2005 has remained about flat with the prior year at approximately 20%. As a result, achieving the higher storage capacities necessary for many disk drive applications has required using both sides of a single disk in a disk drive or adding disks. We estimate this caused the number of suspension assemblies required per disk drive to increase from an average of about 2.4 in calendar 2004 to an average of about 2.8 in calendar 2005. In contrast, when the rate of data density improvement outpaces demand for storage, the average number of suspension assemblies required per disk drive decreases. For example, from calendar 1999 to 2002, the average number of suspension assemblies required per disk drive declined from approximately 4.5 to approximately 2.3.
      Our suspension assembly shipments in 2005 also benefited from our share position on types of disk drives in particularly high demand. These included higher capacity disk drives for computing applications such as near-line storage, as well as consumer electronics applications such as personal video recorders.
      Shipments of suspension assemblies in the first three quarters of 2005 were 175 million, 181 million and 188 million, respectively. We believe that we experienced an increase in shipments of about 25 million suspension assemblies in the first quarter of 2005, primarily from an increase in demand and an increase in the average number of suspension assemblies per disk drive. During the second and third quarters of 2005, shipments continued to increase due to strong demand for suspension assemblies for higher capacity disk drives used in server and consumer electronics applications, such as personal video recorders. During the fourth quarter of 2005, we shipped 175 million suspension assemblies as some customers reduced their demand due to their excess suspension assembly inventory levels. We expect demand to increase in the first quarter of 2006 as the excess inventory is worked off. We anticipate shipments to range from 195 million to 210 million units for the first quarter of 2006. We continue to have limited visibility for future demand.
      Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. In 2004, our average selling prices declined as a result of planned price reductions triggered by higher volumes of certain suspension assemblies, as well as changes in the mix of products we sold. In 2005, our average selling prices increased as a result of ramp ups on new customer programs and a mix of products richer in value-added features. We anticipate that they will modestly increase in 2006 based upon a greater mix of products with finer electrical conductors and value-added features, such as dual stage actuation, clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers and laminated loadbeams. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product’s life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature. To offset price decreases during a product’s life, we rely primarily on higher sales volume and improving our manufacturing yields and efficiencies to reduce our cost. If we cannot reduce our manufacturing costs as prices decline during our products’ life cycles, our business, financial condition and results of operations could be materially adversely affected.
      We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our “vendor managed inventory” (VMI) facilities. Certain agreements with our customers provide that we maintain minimum finished goods inventory levels. Due to the higher demand we experienced during the first three quarters of 2005, our finished goods inventory levels were low. During the fourth quarter of 2005, we were able to improve our finished goods inventory by building additional suspension assemblies beyond our customers’ immediate demand. Our customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.
      Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as changes in:

•	demand or customer requirements;
•	manufacturing yields or efficiencies;
•	utilization of our production capacity;
•	production and engineering costs associated with production of new products and features;
•	product and feature mix;
•	depreciation expense associated with adding production capacity;
•	selling prices;
•	infrastructure and expedited production and shipping costs; and
•	costs of materials.
Gross margins were 28% in both 2004 and 2005. Higher production efficiencies during the first half of 2005 were offset by lower production efficiencies resulting from a shift in product mix during the second half of the year toward advanced suspension assembly products that are typically more costly to produce in the ramp up to higher volume. Although we continue to have limited visibility for future demand, we expect our gross margin to range from 19% to 21% of net sales for the first quarter of 2006.
      Our gross margins are typically better when customer demand is slightly below our full production capacity. Customer demand for particular products changes frequently, and when we run production at full capacity as we did in the first three quarters of 2005, we may not be able to run each production unit long enough on a single product to reach peak production efficiency. In addition, production inefficiencies often occur when we lose the flexibility to use excess capacity for tooling and equipment changes. These inefficiencies at peak production capacity result in somewhat lower gross margins.
      Our suspension assembly business is capital intensive. To meet expected demand growth, we plan to increase our equipment capacity from approximately 17 million suspension assemblies per week at the beginning of 2006 to approximately 20 million suspension assemblies per week by the end of the first quarter of 2006. In addition, we are expanding our manufacturing facility located in Eau Claire, Wisconsin by approximately 70,000 square feet. For 2005, capital expenditures for the year totaled $197,123,000. We expect our capital expenditure to be approximately $280,000,000 in 2006 primarily for additions to manufacturing capacity, facilities, tooling and for development of new process technology. We expect to fund these expenditures with cash generated from operations, our current cash, cash equivalents, securities available for sale and additional financing.
      Our operating results and gross margins have been, and will continue to be, favorably impacted by lower depreciation and lease expenses as a result of asset impairment charges in 2000 and 2001 totaling $56,523,000 and $20,830,000, respectively. Commencing in 2003, consumption of suspension assemblies has exceeded the industry estimates for long-term suspension assembly demand used in determining the impairment charges and a majority of the previously impaired assets have been placed back in service. We estimate our annual savings in depreciation and lease costs due to these asset impairment charges were approximately $5,000,000 in 2005 and will total an aggregate of approximately $8,000,000 in additional savings in future years.
      In 2005, we significantly increased our research and development spending over the prior year to develop new process technologies for next-generation products and equipment. We spent $36,829,000 on research and development in 2005 compared to $28,258,000 in 2004. The disk drive industry is intensely competitive, and our customers’ operating results are dependent on being the first-to-market and first-to-volume with new products at a low cost. Our development efforts typically enable us to shorten development cycles and achieve high volume output per manufacturing unit more quickly than our competitors, and are an important factor in our success. The next generation of smaller disk drives and next-generation read/write head sizes will require finer electrical conductors on the suspension assembly. We are continuing to invest in extending the capabilities of our existing processes and adding associated capital equipment for manufacturing TSA suspension assemblies to meet escalating customer requirements for precision and performance.

      We are developing an additive process and adding associated capital equipment for producing future generations of suspension assemblies, known as TSA+ suspension assemblies. Additive processing involves depositing a thin seed layer of metal onto a polyimide surface and then imaging and chemically plating up that seed layer to form the suspension’s electrical conductors. Our ability to develop this process to accommodate further conductor miniaturization, and the rate at which our customers adopt smaller next-generation read/write heads, will largely determine the pace of our transition to an additive process and the volume of products we manufacture using the process. We do not expect to begin volume production of TSA+ suspension assemblies during 2006. In the interim, if any of our customers require that the suspension assembly used in their products contain flexures manufactured through additive processing, we believe we will need to purchase these components from one of our competitors. If our development of additive process capabilities is delayed for any reason or if suspension assemblies cannot be produced profitably in the quantities and to the specifications required by our customers, we also may need to purchase some components manufactured through additive processing from one of our competitors.
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
      We are in the process of implementing a new ERP system throughout our company and have experienced some delays, extra costs and inefficiency. We anticipate that, once implemented, this system will allow us to better manage our production capacity and respond more quickly to changes in demand. We expect this implementation to be substantially complete during 2007. Because ERP systems are highly complex, implementation and the transition to the new system has been costly and may initially result in additional unexpected cost or difficulties, including failure or inefficient operation of the new system. A failure in the new system could impair our ability to access certain business and financial information. In addition, we may experience difficulties in the transition to our new ERP system that could affect our internal control systems, processes and procedures. We will continue to assess and mitigate these potential risks; however, should we experience such difficulties as a result of our new ERP system, our business, financial condition and results of operations could be materially adversely affected.
      In addition to increases in suspension assembly demand, improvements to our gross margins and operating margins will depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. Our business is capital intensive and requires a high level of fixed costs. Our margins are sensitive to our level of fixed costs as well as changes in volume, product mix and capacity utilization. As part of our efforts to improve our operating results, we may need to increase or decrease our overall employment level to meet customer requirements. Our overall employment level was 3,850 at the end of 2004 and has increased to 5,310 at the end of 2005. We increased the number of additional production workers supplied by temporary staffing agencies from 61 at the end of 2004 to 148 at the end of 2005.
Market Trends
      We expect that the expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software and the growth of new applications for disk storage, such as personal video recorders, audio players and digital cameras, together with emerging opportunities in cell phones, guidance systems for automobiles and other consumer electronics applications, will increase disk drive demand and, therefore, suspension assembly demand in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models.
      IDC currently projects that disk drive shipments for calendar 2005 will increase by about 22% compared with calendar 2004. In addition, we believe the average number of suspension assemblies used per disk drive has increased to approximately 2.8 per drive in calendar 2005 compared to 2.4 per drive in calendar 2004.
      Increased demand for higher capacity drives, coupled with a slower rate of improvement in data density, tends to result in more disks, heads and suspension assemblies per disk drive. The forecasted growth in calendar 2005 disk drive shipments and in suspension assemblies used per disk drive is expected to result in a worldwide calendar 2005 increase in suspension assembly shipments of about 22%.
      As in past years, disk drives continue to be the storage device of choice for applications requiring shorter access times and higher capacities because of their speed and low cost per gigabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, thereby increasing storage capacity in disk drives, or reducing the number of components, including suspension assemblies, required in a disk drive.
      The continual pursuit of increasing data density and lower storage costs is leading to suspension assemblies with finer electrical conductors and further adoption of value-added features for suspension assemblies, such as clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers and laminated loadbeams. Our suspension assemblies also allow for dual stage actuation, which incorporates a second stage actuator on the suspension to improve head positioning over increasingly tighter data tracks.
      The miniaturization of disk drives, the development of smaller read/write heads, continuing improvement in data density and the increasing use of disk drives in consumer electronics applications will require even finer electrical conductors on the suspension assembly. Newer disk drives also may require additional electrical conductors. Our current TSA suspensions are produced using a subtractive process, and we are investing in extending our current process capabilities and in developing a new additive process and equipment to meet emerging industry specifications. While we do not expect to generate revenue from suspension assemblies produced utilizing additive processes in 2006, we will invest significantly in developing this capability and related capital equipment.
      The introduction of new types or sizes of read/write heads and disk drives tends to initially decrease our customers’ yields with the result that we may experience temporary elevations of demand for some types of suspension assemblies. We believe reduced yields at some of our customers due to their transition to higher density recording heads resulted in increased shipments of our suspension assemblies in 2003 and the first half of 2004. As programs mature, higher customer yields decrease the demand for suspension assemblies. The advent of new heads and new drive designs may require rapid development and implementation of new suspension assembly types which temporarily may increase our development spending and reduce our manufacturing yields and efficiencies. These changes will continue to affect us.
2005 Operations to 2004 Operations
      The following table sets forth our consolidated statements of operations as a percentage of net sales from period to period.

	Percentage of Net Sales

	2005	2004	2003

Net sales	100%	100%	100%
Cost of sales	72	72	69

Gross profit	28	28	31
Research and development expenses	6	6	3
Selling, general and administrative expenses	13	14	12

Income from operations	9	8	16
Interest and other income, net	2	2	2
Loss on debt extinguishment	—	—	(1)
Interest expense	—	(1)	(1)

Income before income taxes	11	9	16
Provision (benefit) for income taxes	2	(7)	3

Net income	9%	16%	13%

      Net sales for 2005 were $631,581,000, an increase of $161,885,000, or 34%, compared to 2004. Suspension assembly sales increased $164,477,000, or 37%, compared to 2004, primarily as a result of a 22% increase in suspension assembly unit shipments and a 3% increase in average selling prices for suspension assemblies. The increase in suspension assembly unit shipments was due to an increase in disk drive shipments year over year, an increase in the average number of suspension assemblies used per disk drive and our share positions on types of disk drives in particularly high demand. The increase in average selling prices for suspension assemblies was the result of product mix changes. Sales of suspension assembly components to other suspension assembly manufacturers decreased $2,501,000, or 10%, compared to 2004.
      Gross profit for 2005 was $174,851,000, compared to $130,355,000 for 2004. The increase primarily was due to the increase in net sales discussed above. Gross profit as a percent of net sales was 28% in both 2005 and 2004. Higher production efficiencies during the first half of the year were offset by lower production efficiencies resulting from a shift in product mix during the second half of the year toward advanced suspension assembly products that are typically more costly to produce in the ramp up to higher volume.
      Research and development expenses for 2005 were $36,829,000, compared to $28,258,000 for 2004. The increased research and development expenses primarily were due to a $4,552,000 increase in labor expenses resulting from hiring additional personnel to support increased customer-specific suspension assembly development efforts and to develop process technologies for next-generation products, a $1,585,000 increase in expenses for our BioMeasurement Division, primarily for clinical studies, and $1,206,000 in higher supply expenses. Research and development expenses as a percent of net sales were 6% in both 2005 and 2004.
      Selling, general and administrative expenses for 2005 were $80,641,000, compared to $63,212,000 for 2004. The increased selling, general and administrative expenses primarily were attributable to $4,102,000 in higher labor expenses, $4,049,000 in higher incentive compensation expenses, $2,426,000 in higher supply expenses, $1,449,000 in higher travel and training expenses and $1,221,000 in higher professional services expenses. Selling, general and administrative expenses as a percent of net sales decreased from 14% in 2004 to 13% in 2005.
      Income from operations for 2005 was $57,381,000, compared to $38,885,000 for 2004. The increase primarily was due to the increase in net sales discussed above, partially offset by the increased research and development expenses and selling and general administrative expenses discussed above. Income from operations for 2005 included a $8,688,000 loss from operations for our BioMeasurement Division segment, compared to a $6,951,000 loss for 2004.
      Interest income for 2005 was $7,738,000, an increase of $3,136,000 from 2004. This primarily was a result of higher investment yields, interest received on a tax refund noted below and a loss on the sale of certain securities during 2004. Other income, net of other expenses, for 2005 was $4,795,000, an increase of $1,223,000 from 2004, primarily due to increased royalty income.
      Interest expense for 2005 was $2,132,000, a decrease of $1,267,000 from 2004, primarily due to an increase in the amount of interest expense capitalized as capital expenditures increased in 2005.
      The income tax provisions for 2005 and 2004 resulted in estimated annual effective tax rates of 19% and 15%, respectively. The 2005 annual effective tax rate excludes the tax refund noted below and related tax contingency reserve adjustments. The 2004 annual effective tax rate excludes the release of a valuation allowance discussed below and under Critical Accounting Policies — Income Taxes. These rates are below the statutory federal rate primarily due to our estimate of the benefit derived from the Foreign Sales Corporation (“FSC”) Repeal and Extraterritorial Income Exclusion Act of 2000 (“EIE”) provisions related to export of U.S. products.
      During the third quarter of 2005, based on a court decision, we were awarded a refund, with interest, of certain Minnesota corporate income taxes paid for the years 1995 through 1999. As a result of the court’s decision, we also reversed a related tax contingency reserve. These items were partially offset by an adjustment to the carrying value of future tax benefits on certain net operating loss (“NOL”) carryforwards. These items resulted in a net income tax benefit of $1,676,000 for 2005. We were also awarded a refund, with interest, of certain Minnesota corporate income taxes paid for the years 1991 through 1993.
      During 2004, we reduced $41,318,000 of the valuation allowance related to the future tax benefits of NOL carryforwards, resulting in a net income tax benefit of $36,202,000 for 2004 and an increase to shareholders’ equity of $5,116,000 related to the exercise of certain unqualified or early disposition of certain qualified stock options by employees. Based on our taxable income in prior years, our 2004 operating results and our estimates of future taxable income, we concluded that it was more likely than not that a significant portion of our NOL carryforwards would be realized.

      Net income for 2005 was $54,881,000 or 9% of net sales, compared to net income of $73,113,000 or 16% of net sales, for 2004. Net income for 2004 included the above-mentioned $36,202,000 tax benefit.
2004 Operations to 2003 Operations
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
      Income from operations for 2004 was $38,885,000, compared to $81,483,000 for 2003. The decrease was primarily due to the decrease in net sales discussed above, lower utilization of our production capacity, higher research and development expenses and increased selling, general and administrative expenses. Income from operations for 2004 included a $6,951,000 loss from operations for our BioMeasurement Division segment, compared to a $5,979,000 loss for 2003.
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
      The income tax provisions for 2004 and 2003 resulted in estimated effective tax rates for each fiscal year of 15% and 19%, respectively, excluding the reduction of the valuation allowance discussed below and under “— Critical Accounting Policies — Income Taxes.” These rates are below the statutory federal rate primarily due to our estimate of the benefit derived from the EIE provisions related to export of U.S. products and our estimate of our utilization of NOL carryforwards.

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
      Net income was $73,113,000 or 16% of net sales for 2004, compared to net income of $64,502,000 or 13% of net sales for 2003. Net income for 2004 included the above-mentioned $36,202,000 tax adjustment, and net income for 2003 included the above-mentioned $3,265,000 pre-tax loss on debt extinguishment.
Liquidity and Capital Resources
      Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents remained relatively flat at $33,704,000 at September 26, 2004 and $33,733,000 at September 25, 2005. Our securities available for sale decreased from $224,356,000 to $172,778,000 during the same period. Overall, this reflects a $51,549,000 decrease in our cash and cash equivalents and securities available for sale, primarily due to capital expenditures of $197,123,000 offset by $126,776,000 generated from operations.
      On January 30, 2004, we entered into a Loan Agreement with LaSalle Bank National Association, establishing a $10,000,000 unsecured credit facility. As of September 25, 2005, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled approximately $1,786,000 as of such date, resulting in approximately $8,214,000 of remaining availability.
      Cash used for capital expenditures totaled $197,123,000 for 2005 compared to $93,085,000 in 2004 and $52,023,000 in 2003. The capital expenditures during 2005 were primarily for both TSA suspension and TSA+ suspension production capacity, process technology and capability improvements, new program tooling, new business systems and facility construction. We anticipate capital expenditures to be approximately $280,000,000 in 2006 primarily for both TSA suspension and TSA+ suspension manufacturing capacity, facilities and tooling, and for the development of new process technology. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents, securities available for sale, our credit facility and new financing.
      On July 15, 2005, our Board of Directors approved an expansion of our manufacturing facility located in Eau Claire, Wisconsin. We plan to add up to 70,000 square feet to our manufacturing facility and expect the expansion to cost between $25,000,000 and $30,000,000. We currently expect to complete this expansion in July 2006.
      In July 2004, our Board of Directors authorized the repurchase of up to two million shares of our common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. In 2004, we repurchased a total of 1,722,500 shares for a total cost of $39,252,000. The average price paid per share was $22.75. In 2005, we repurchased a total of 206,000 shares for a total cost of $5,747,000. The average price paid per share was $27.86. We may still repurchase up to 71,500 shares under this program.
      Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and restrict our ability to enter into certain types of financing. As of September 25, 2005, we were in compliance with all such covenants. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.
      We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations, our credit facility and additional financing will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through 2006. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all, if needed.

Contractual Obligations
      The following table presents our contractual obligations at September 25, 2005 (in thousands):

	Payments due by period

		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years

Long-term debt	$150,000	$—	$—	$150,000	$—
Interest expense	14,776	3,375	6,750	4,651	—
Operating leases	31,529	10,947	13,663	5,906	1,013

Total	$181,529	$10,947	$13,663	$155,906	$1,013

      At September 25, 2005, we were not party to any significant purchase obligations for goods or services.
Off-Balance Sheet Arrangements
      On January 30, 2004, we entered into a Loan Agreement with LaSalle Bank National Association, establishing a $10,000,000 unsecured credit facility. As of September 25, 2005, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled approximately $1,786,000 as of such date, resulting in approximately $8,214,000 of remaining availability. We currently have no unconsolidated special purpose entity arrangements.
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
      We also store inventory in warehouses (“vendor managed inventory” (VMI) facilities) that are located close to certain of our customer’s manufacturing facilities. Revenue is recognized on sales from VMI facilities upon the transfer of title and risk of loss, following the customer’s acknowledgement of the receipt of the goods.
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
      Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At September 28, 2003 we had a valuation allowance of $49,021,000, due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire. The valuation allowance was based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. At June 27, 2004, based on our continued review of various factors, including our recent historical taxable income, year-to-date operating results and our estimates of future taxable income, we determined that it was more likely than not that a significant portion of these deferred tax assets would be realized. Accordingly, the valuation allowance was reduced by $41,318,000, resulting in a net income tax benefit of $36,202,000 for 2004 and an increase to shareholders’ equity of $5,116,000, which relates to the exercise and/or sale of stock options by employees. At September 25, 2005 and September 26, 2004, we had a remaining valuation allowance of $5,045,000 and $5,642,000, respectively, related primarily to certain tax credits and the uncertainty of realizing these benefits before they expire due to certain limitations. We will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.
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
      The second provision is the introduction of a deduction for a percentage of income from domestic production activities. The deduction is phased in on a taxable year basis with the benefit beginning for us with the tax year for our fiscal year ending September 24, 2006 and being fully phased in with the tax year for our fiscal year ending September 25, 2011. There will be no impact to us from this new deduction in 2005, and the benefit starting in fiscal 2006 is expected to offset some of the lost EIE benefit
Inflation
      Management believes inflation has not had a material effect on our operations or on our financial condition. We cannot be sure that our business will not be affected by inflation in the future.
Forward-Looking Statements
      The statements under the headings “Business — Industry Background,” “— Products,” “— Competition” and “— Risk Factors” about demand for and shipments of disk drives, suspension assemblies, and suspension assembly components, development of and investment in process capability and disk drive and suspension assembly technology and development, the statements under the heading “Business — Research Development” about development of and investment in process capabilities, the statements under the heading “Business — Manufacturing” and — Risk Factors about the development of new process capabilities and purchases of components the statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” and “— Market Trends” about demand for and shipments of disk drives and suspension assemblies and development of and investment in process capabilities, the statements under the heading “Management’s Discussion and Analysis of Financial Condition and Result of Operations — Market Trends” about disk drive technology, the statements under the heading “Business — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” about our future operating results and the statements under the headings “Business — Research and Development” and “— Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” about capital expenditures, including research and development spending, capital resources and the impact of changes in tax laws, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including a slowdown in demand for computer systems and consumer electronics, changes in market consumption of disk drives or suspension assemblies, faster or slower improvements in disk drive data densities or other technological changes which affect suspension assembly and component demand, slower or faster customer acceptance and adoption of new product features process capabilities, fluctuating order rates, difficulties in producing our TSA suspensions or suspension features at levels of precision, quality, variety, value and cost our customers require, difficulties in managing capacity, changes in product mix, changes in manufacturing efficiencies and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our credit facility with LaSalle Bank National Association carries interest rate risk, in connection with certain borrowings under the working capital line it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the working capital line provided by the credit facility, interest expense would increase or decrease accordingly. At September 25, 2005, there were no outstanding loans under the credit facility.
      We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At September 25, 2005, we had fixed rate debt of $150,000,000, with a fair market value of approximately $157,500,000.
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
      The financial statements and notes thereto required pursuant to this Item begin on page 37 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to us and to our subsidiaries required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.
Management’s Report on Internal Controls and Procedures
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 25, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 25, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included below.

/s/ Wayne M. Fortun

President and Chief Executive Officer

/s/ John A. Ingleman

Vice President and Chief Financial Officer
December 5, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Hutchinson Technology Incorporated
Hutchinson, Minnesota
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control and Procedures appearing under Item 9A, that Hutchinson Technology Incorporated and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 25, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 25, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 25, 2005 of the Company, and our report dated December 5, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
December 5, 2005

Item 9B.	Other Information
      None.
PART III
      Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2006 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 25, 2005. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

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
      On November 19, 2003, we adopted a Code of Ethics applicable to our chief executive officer, chief financial officer, controller and other employees performing similar functions as designated by our chief executive officer. In July 2004, this Code was merged with our Code of Conduct and renamed the Code of Ethics and Conduct. A copy of the Code of Ethics and Conduct is available on our website at http://www.htch.com. We intend to post on our website any amendments to, or waivers from, our Code of Ethics and Conduct within two days of any such amendment or waiver.

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
      Incorporated into this item by reference is the information appearing under the heading “Security Ownership of Principal Shareholders and Management,” the information appearing in the tables and notes under the heading “Option Tables” and the information under the headings “Equity Compensation Plan Information” and “Equity Compensation Plans Not Approved by Securityholders” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      None.

Item 14.	Principal Accountant Fees and Services
      Incorporated into this item by reference is the information under “Proposal No. 2 — Ratification of Independent Registered Public Accounting Firm — Fees” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Documents Filed as Part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

Consolidated Statements of Operations for the fiscal years ended September 25, 2005, September 26, 2004 and September 28, 2003

Consolidated Balance Sheets as of September 25, 2005 and September 26, 2004

Consolidated Statements of Cash Flows for the fiscal years ended September 25, 2005, September 26, 2004 and September 28, 2003

Consolidated Statements of Shareholders’ Investment for the fiscal years ended September 25, 2005, September 26, 2004 and September 28, 2003

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

3.1		Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).

3.2		Restated By-Laws of HTI, as amended October 12, 2005 (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 10/18/05).

4.1		Instruments defining the rights of security holders. The Registrant agrees to furnish the SEC upon request copies of instruments with respect to long-term debt.
4.2		Share Rights Agreement dated as of 7/19/00, between HTI and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI’s Registration Statement on Form 8-A, dated 7/24/00).

4.3		Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).

10.1		Office/Warehouse Lease between OPUS Corporation, Lessor, and HTI, Lessee, dated 12/29/95 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 3/24/96), First Amendment to Office/Warehouse Lease dated 4/30/96 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/23/96), and Second Amendment to Office/Warehouse Lease between V V Minneapolis, L.P., as successor-in-interest to Opus Corporation, Lessor, and HTI, Lessee, dated 4/14/04.

#10	.2	Directors’ Retirement Plan effective as of 1/1/92 (incorporated by reference to Exhibit 10.12 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/27/92) and Amendment effective as of 11/19/97 (incorporated by reference to Exhibit 10.5 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/28/97).

#10	.3	Hutchinson Technology Incorporated 1988 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/28/03).

10.4		Patent License Agreement, effective as of 9/1/94, between HTI and International Business Machines Corporation (incorporated by reference to Exhibit 10.11 to HTI’s Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95).

#10	.5	Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Annex A to HTI’s Proxy Statement for the 2005 Annual Meeting of Shareholders).

#10	.6	Hutchinson Technology Incorporated Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/28/97).

#10	.7	Description of Fiscal Year 2006 Management Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 10/18/05).

#10	.8	Description of Fiscal Year 2006 BioMeasurement Division Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 10/18/05).

#10	.9	Form of Non-Statutory Stock Option Agreement (Employee) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 10/18/05).

#10	.10	Form of Incentive Stock Option Agreement (Employee) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 10/18/05).

#10	.11	Form of Non-Statutory Stock Option Agreement (Director) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.3 to HTI’s Current Report on Form 8-K filed 11/1/04).

#10	.12	Form of Restricted Stock Agreement (Director) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 12/17/04).

#10	.13	Description of 2006 Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 12/6/05).

21.1		List of Subsidiaries.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32		Section 1350 Certifications.
Copies of exhibits will be furnished upon written request and payment of HTI’s reasonable expenses in furnishing the exhibits.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 7, 2005.

HUTCHINSON TECHNOLOGY INCORPORATED

By	/s/ Wayne M. Fortun

Wayne M. Fortun,
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 7, 2005.

/s/ Wayne M. Fortun

Wayne M. Fortun,
President and Chief Executive Officer
(Principal Executive Officer) and Director

/s/ John A. Ingleman

John A. Ingleman,
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Thomas Brunberg

W. Thomas Brunberg, Director

/s/ Archibald Cox, Jr.

Archibald Cox, Jr., Director

/s/ Jeffrey W. Green

Jeffrey W. Green, Director

/s/ Russell Huffer

Russell Huffer, Director

/s/ R. Frederick McCoy, Jr.

R. Frederick McCoy, Jr., Director

/s/ William T. Monahan

William T. Monahan, Director

/s/ Richard B. Solum

Richard B. Solum, Director

CONSOLIDATED STATEMENTS OF OPERATIONS
Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended

	September 25, 2005	September 26, 2004	September 28, 2003

	(In thousands, except per share data)
Net sales	$631,581	$469,696	$498,946
Cost of sales	456,730	339,341	344,288

Gross profit	174,851	130,355	154,658
Research and development expenses	36,829	28,258	14,945
Selling, general and administrative expenses	80,641	63,212	58,230

Income from operations	57,381	38,885	81,483
Interest and other income, net	12,533	8,174	8,127
Loss on debt extinguishment (Note 2)	—	—	(3,265)
Interest expense	(2,132)	(3,399)	(6,713)

Income before income taxes	67,782	43,660	79,632
Provision (benefit) for income taxes (Note 3)	12,901	(29,453)	15,130

Net income	$54,881	$73,113	$64,502

Basic earnings per share	$2.18	$2.83	$2.52

Diluted earnings per share	$1.88	$2.42	$2.21

Weighted average common shares outstanding	25,226	25,826	25,618

Weighted average common and diluted shares outstanding	30,779	31,453	31,410

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Hutchinson Technology Incorporated and Subsidiaries

	September 25, 2005	September 26, 2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,733	$33,704
Securities available for sale	172,778	224,356
Trade receivables, net	85,019	69,073
Other receivables	11,181	7,272
Inventories	54,780	35,319
Deferred tax assets (Note 3)	7,206	9,415
Other current assets (Note 8)	5,430	5,657

Total current assets	370,127	384,796
Property, plant and equipment, at cost:
Land, buildings and improvements	151,841	140,136
Equipment	642,484	504,642
Construction in progress	113,923	75,205
Less: Accumulated depreciation	(557,728)	(506,222)

Property, plant and equipment, net	350,520	213,761
Deferred tax assets (Note 3)	61,078	68,211
Other assets (Note 8)	17,813	21,624

	$799,538	$688,392

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$56,128	$29,310
Accrued expenses	13,238	12,759
Accrued compensation	24,873	19,816

Total current liabilities	94,239	61,885
Convertible subordinated notes	150,000	150,000
Other long-term liabilities	2,760	2,955
Commitments and contingencies (Notes 2, 5 and 6)
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 25,450,000 and 24,394,000 issued and outstanding	254	244
Additional paid-in capital	390,680	363,786
Accumulated other comprehensive loss	(712)	(588)
Accumulated earnings	162,317	110,110

Total shareholders’ investment	552,539	473,552

	$799,538	$688,392

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended

	September 25, 2005	September 26, 2004	September 28, 2003

	(In thousands)
OPERATING ACTIVITIES:
Net income	$54,881	$73,113	$64,502
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71,180	58,602	59,938
Provision (benefit) for deferred taxes (Note 3)	15,210	(28,452)	10,592
Loss on disposal of assets	162	415	—
Changes in operating assets and liabilities (Note 7)	(14,657)	(8,246)	(3,414)

Cash provided by operating activities	126,776	95,432	131,618

INVESTING ACTIVITIES:
Capital expenditures	(197,123)	(93,085)	(52,023)
Purchases of marketable securities	(654,223)	(340,279)	(227,347)
Sales of marketable securities	706,661	339,070	153,274

Cash used for investing activities	(144,685)	(94,294)	(126,096)

FINANCING ACTIVITIES:
Repayments of long-term debt	—	—	(144,124)
Repayments of capital lease obligation	—	—	(7,250)
Net proceeds from issuance of convertible subordinated notes	—	—	145,478
Repurchase of common stock (Note 9)	(5,747)	(39,252)	—
Net proceeds from issuance of common stock	23,685	4,313	10,027

Cash provided by (used for) financing activities	17,938	(34,939)	4,131

Net increase (decrease) in cash and cash equivalents	29	(33,801)	9,653
Cash and cash equivalents at beginning of year	33,704	67,505	57,852

Cash and cash equivalents at end of year	$33,733	$33,704	$67,505

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT
Hutchinson Technology Incorporated and Subsidiaries

				Accumulated
	Common Stock		Additional	Other	Accumulated	Total
			Paid-In	Comprehensive	Earnings	Shareholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Investment

	(In thousands)
Balance, September 29, 2002	25,355	$254	$369,641	$640	$(13,574)	$356,961
Exercise of stock options	462	5	8,262	—	—	8,267
Issuance of common stock	100	1	1,759	—	—	1,760
Components of comprehensive income:
Unrealized loss on securities available for sale, net of income taxes of $42	—	—	—	(115)	—
Net income	—	—	—	—	64,502
Total comprehensive income						64,387

Balance, September 28, 2003	25,917	259	379,663	525	50,928	431,375
Exercise of stock options	105	1	1,835	—	—	1,836
Issuance of common stock	95	1	2,476	—	—	2,477
Tax benefit on stock option exercises	—	—	5,116	—	—	5,116
Repurchase of common stock	(1,723)	(17)	(25,304)	—	(13,931)	(39,252)
Components of comprehensive income:
Unrealized loss on securities available for sale, net of income taxes of $688	—	—	—	(1,113)	—
Net income	—	—	—	—	73,113
Total comprehensive income						72,000

Balance, September 26, 2004	24,394	244	363,786	(588)	110,110	473,552
Exercise of stock options	1,152	11	20,815	—	—	20,826
Issuance of common stock	110	1	2,858	—	—	2,859
Tax benefit on stock option exercises	—	—	6,292	—	—	6,292
Repurchase of common stock	(206)	(2)	(3,071)	—	(2,674)	(5,747)
Components of comprehensive income:
Unrealized loss on securities available for sale, net of income taxes of $72	—	—	—	(124)	—
Net income	—	—	—	—	54,881
Total comprehensive income						54,757

Balance, September 25, 2005	25,450	$254	$390,680	$(712)	$162,317	$552,539

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries
(Columnar dollar amounts in thousands except per share amounts)

1.	Summary of Significant Accounting Policies
Principles of Consolidation
      The consolidated financial statements include the accounts of Hutchinson Technology Incorporated and its subsidiaries (“we,” “our” and “us”), all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact to the consolidated financial statements may be material.
Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards 123, “Share-Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). In April 2005, the FASB delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result, SFAS 123(R) will be effective for us beginning in the first quarter of 2006. We are evaluating the impact that adopting SFAS 123(R) will have on our financial statements.
      In March 2004, the Emerging Issues Task Force (“EITF”) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under the FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS 115”) and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” (“FAS 124”). The effective date for evaluating whether an investment is other-than-temporarily impaired was delayed by FASB Staff Position (FSP) EITF Issue 03-1-1. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1 (a single document) to clarify these rules. Effectively, the FSP issued in November 2005 reverts to the other-than-temporary guidance that predated the original effective date of EITF 03-1; however, it maintains certain guidance in EITF 03-1 relative to testing of cost-method equity securities and the disclosure requirements which have been effective since 2003. The FSP issued in November 2005 is effective for reporting periods beginning after December 15, 2005. The adoption of the FSP issued in November 2005 is not anticipated to have a material effect on our balance sheet or results of operations. The additional disclosures required by EITF 03-1 and maintained by the FSP issued in November 2005 have been considered for inclusion in the notes to our audited 2005 financial statements.
Fiscal Year
      Our fiscal year is the fifty-two/fifty-three week period ending on the last Sunday in September. The fiscal years ended September 25, 2005, September 26, 2004 and September 28, 2003 are all fifty-two week periods.
Revenue Recognition
      In recognizing revenue in any period, we apply the provisions of the Securities and Exchange Commission Staff Accounting Bulletin 101, “Revenue Recognition.” We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries — (Continued)
resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.
      For all sales, we use a binding purchase order as evidence of an arrangement. Delivery generally occurs when product is delivered to a common carrier. Certain of our products are delivered on an FOB destination basis. We defer our revenue associated with these transactions until the delivery to the customers’ premises has occurred.
      We also store inventory in warehouses (“vendor managed inventory”) (VMI) facilities) that are located close to certain of our customers’ manufacturing facilities. Revenue is recognized on sales from VMI facilities upon the transfer of title and risk of loss, following the customer’s acknowledgement of the receipt of the goods.
      We also enter into reimbursement arrangements with customers that provide for reimbursement of guaranteed capacity. We recognize the associated revenue over the estimated life of the program for which the capacity is guaranteed.
Cash and Cash Equivalents
      Cash equivalents consist of all highly liquid investments with original maturities of ninety days or less.
Securities Available for Sale
      We account for securities available for sale in accordance with FAS 115 which requires that available for sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income within shareholders’ investment, net of applicable income taxes. Realized gains and losses and decline in value deemed to be other-than-temporary on available for sale securities are included in other income. Fair value of the securities is based upon the quoted market price on the last business day of the fiscal year. The cost basis for realized gains and losses on available for sale securities is determined on a specific identification basis. At September 25, 2005, our securities available for sale consisted of U.S. government securities and corporate debt securities with a cost of $171,958,000 and a fair value of $172,778,000.
Trade Receivables
      We grant credit to customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $85,019,000 at September 25, 2005 and $69,073,000 at September 26, 2004 are net of allowances of $1,212,000 and $1,462,000, respectively. As of September 25, 2005, allowances of $1,212,000 consisted of a $616,0000 allowance for doubtful accounts and a $596,000 allowance for sales returns. As of September 26, 2004, allowances of $1,462,000 consisted of a $683,000 allowance for doubtful accounts and a $779,000 allowance for sales returns.
      We warrant that the goods sold by us will be free from defects in materials and workmanship for a period of one year or less following delivery to our customer. Upon determination that the goods sold are defective, we typically accept the return of such goods and refund the purchase price to our customer. We record a provision against revenue for estimated returns on sales of our products in the same period that the related revenues are recognized. We base the allowance on historical product returns, as well as existing product return authorizations. The following table reconciles the changes in our allowance for sales returns under warranties:

		Changes in the	Reductions in the
		Allowance Related to	Allowance for Returns
	Beginning Balance	Warranties Issued	Under Warranties	Ending Balance

2004	$1,097	$3,789	$(4,107)	$779
2005	779	1,696	(1,879)	596

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries — (Continued)
Inventories
      Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at September 25, 2005 and September 26, 2004:

	2005	2004

Raw materials	$15,410	$9,144
Work in process	13,780	9,546
Finished goods	25,590	16,629

	$54,780	$35,319

Property and Depreciation
      Property, plant and equipment are stated at cost. Costs of renewals and betterments are capitalized and depreciated. Maintenance and repairs are charged to expense as incurred.
      Buildings and leasehold improvements are depreciated on a straight-line basis and equipment is depreciated using a 150% declining balance method or straight-line basis for financial reporting purposes. Property is depreciated using primarily accelerated methods for tax reporting purposes. Estimated useful lives for financial reporting purposes are as follows:

Buildings	25 to 35 years
Leasehold improvements	5 to 10 years
Equipment	1 to 10 years
Engineering and Process Development
      Our engineers and technicians are responsible for the implementation of new technologies as well as process and product development and improvements. Expenditures related to these activities totaled $62,149,000 in 2005, $50,275,000 in 2004 and $37,048,000 in 2003. Of these amounts, $36,829,000 in 2005, $28,258,000 in 2004 and $14,945,000 in 2003 are classified as research and development expenses, with the remainder, relating to quality, engineering and manufacturing support, classified as costs of goods sold.
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
      Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At September 28, 2003, we had a valuation allowance of $49,021,000, due to the uncertainty of realizing the benefits of certain tax credits and net operating loss (“NOL”) carryforwards before they expire. The valuation allowance was based on our historical taxable income and our estimate of future taxable income in each jurisdiction in which we operate and the period over which the deferred tax assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries — (Continued)
would be recoverable. At June 27, 2004, based on our continued review of various financial factors, including our recent historical taxable income, year-to-date operating results through June 27, 2004 and our estimate of future taxable income, we determined that it was more likely than not that a significant portion of these deferred tax assets would be realized. Accordingly, the valuation allowance was reduced by $41,318,000, resulting in a net income tax benefit of $36,202,000 for 2004 and an increase to shareholders’ equity of $5,116,000, related to the exercise of certain unqualified or early disposition of certain qualified stock options by employees. At September 25, 2005 and September 26, 2004, we had a remaining valuation allowance of $5,045,000 and $5,642,000, respectively, related primarily to the uncertainty of realizing certain tax credits and state NOLs before they expire due to certain limitations. We will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.
Earnings Per Share
      Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed under the treasury stock method for outstanding stock options and the if-converted method for the convertible subordinated notes and is calculated to compute the dilutive effect of potential common shares using net income available to common shareholders. A reconciliation of these amounts is as follows:

	2005	2004	2003

Net income	$54,881	$73,113	$64,502
Plus: interest expense on convertible subordinated notes	4,034	4,030	6,560
Less: additional profit sharing expense and income tax provision	(1,094)	(1,052)	(1,778)

Net income available to common shareholders	$57,821	$76,091	$69,284

Weighted average common shares outstanding	25,226	25,826	25,618
Dilutive potential common shares	5,553	5,627	5,792

Weighted average common and diluted shares outstanding	30,779	31,453	31,410

Basic earnings per share	$2.18	$2.83	$2.52
Diluted earnings per share	$1.88	$2.42	$2.21

2.	Financing Arrangements
Long-term Debt

	2005	2004

2.25% Convertible Subordinated Notes due 2010	$150,000	$150,000
Less: Current maturities	—	—

	$150,000	$150,000

      During the first quarter of 2003, we repurchased $10,971,000 of our 6% Convertible Subordinated Notes due 2005 (the “6% Convertible Notes”) at a pre-tax gain of $221,000. On March 26, 2003, we redeemed the remaining $132,529,000 of our 6% Convertible Notes at a pre-tax loss of $3,486,000. The pre-tax loss consisted of a $2,266,000 redemption premium paid by us and a $1,220,000 write-off of unamortized debt issuance costs associated with the 6% Convertible Notes. These notes had a maturity date of March 15, 2005.
      Prior to the redemption of our 6% Convertible Notes, in February 2003, we issued and sold $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010 (the “2.25% Convertible Notes”) with interest payable semi-annually commencing September 15, 2003 to Salomon Smith Barney Inc. and Needham & Company, Inc., which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries — (Continued)
resold the 2.25% Convertible Notes to qualified institutional buyers, and outside the United States in accordance with Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). We used the net proceeds of $145,405,000 from the issuance and sale of the 2.25% Convertible Notes primarily to redeem our 6% Convertible Notes, with the remaining proceeds intended to be used for general corporate purposes. In connection with the issuance and sale of the 2.25% Convertible Notes, we incurred and capitalized debt issuance costs of $4,595,000, which are being amortized over the term of the 2.25% Convertible Notes. Beginning in the third quarter of 2003, the redemption of the 6% Convertible Notes, combined with the issuance and sale of the 2.25% Convertible Notes, has reduced our interest expense by $1,140,000 per quarter.
      The 2.25% Convertible Notes are convertible, at the option of the holder, into our common stock at any time prior to their stated maturity, unless previously redeemed or repurchased, at a conversion price of $29.84 per share. Beginning March 20, 2008, the 2.25% Convertible Notes are redeemable, in whole or in part, at our option at 100.64% of their principal amount, and thereafter at prices declining to 100% on March 15, 2010. In addition, upon the occurrence of certain events, each holder of the 2.25% Convertible Notes may require us to repurchase all or a portion of such holder’s 2.25% Convertible Notes at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, for the period up to but excluding the date of the repurchase.
      The 2.25% Convertible Notes were issued by us and were sold in transactions exempt from registration under the Securities Act. We filed a registration statement registering the 2.25% Convertible Notes and the shares of common stock into which the 2.25% Convertible Notes are convertible.
      Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and may restrict our ability to enter into certain types of financing. As of September 25, 2005, we were in compliance with all such covenants. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on acceptable terms, our future financial results and liquidity could be materially adversely affected.
      Maturities of long-term debt subsequent to September 25, 2005 are as follows:

2006	$—
2007	—
2008	—
2009	—
2010	150,000
2011	—

$150,000

3.	Income Taxes
      The provision (benefit) for income taxes consists of the following:

	2005	2004	2003

Current:
Federal	$1,834	$(863)	$4,538
State	(4,634)	18	—
Deferred	15,701	(28,608)	10,592

	$12,901	$(29,453)	$15,130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries — (Continued)
      The deferred provision (benefit) is composed of the following:

	2005	2004	2003

Asset bases, lives and depreciation methods	$(7,020)	$368	$1,600
Reserves and accruals not currently deductible	2,996	476	2,498
Tax credits and NOL carryforwards	20,446	8,812	15,208
Valuation allowance	(721)	(38,264)	(8,714)

	$15,701	$(28,608)	$10,592

      A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

	2005	2004	2003

Statutory federal income tax rate	35%	35%	35%
Effect of:
State income taxes, net of federal income tax benefits	(2)	2	2
Tax benefits of the Foreign Sales Corporation/ Extraterritorial Income Exclusion	(10)	(16)	(8)
Valuation allowance on NOL carryforwards and/or use of tax credits	(4)	(89)	(10)

	19%	(68)%	19%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 25, 2005, our deferred tax assets included $18,370,000 of unused tax credits, of which $4,946,000 can be carried forward indefinitely and $13,424,000 of which expire at various dates beginning in 2009. At September 25, 2005, our balance sheet included $27,762,000 of deferred tax assets related to NOL carryforwards that will begin to expire in 2018. As of September 25, 2005, we had an estimated NOL carryforward of approximately $72,239,000 for United States federal tax return purposes. A portion of the credits and NOL carryforwards are subject to an annual limitation under United States Internal Revenue Code (“IRC”) Section 382. A valuation allowance of $5,045,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire. The following is a table of the significant components of our deferred tax assets:

	2005	2004

Current deferred tax assets:
Receivable allowance	$443	$535
Inventories	2,997	5,167
Accruals and other reserves	3,766	3,713

Total current deferred tax assets	$7,206	$9,415
Long-term deferred tax assets:
Property, plant and equipment	19,782	12,762
Deferred income	208	924
Tax credits	18,370	15,628
NOL carryforwards	27,762	44,539
Valuation allowance	(5,045)	(5,642)

Total long-term deferred tax assets	61,078	68,211

Total deferred tax assets	$68,284	$77,626

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries — (Continued)

4.	Fair Value of Financial Instruments
      The financial instruments with which we are involved are primarily of a traditional nature. For most instruments, including receivables, accounts payable and accrued expenses, we believe that the carrying amounts approximate fair value because of their short-term nature. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and Cash Equivalents
      The fair value is based on quoted market prices.
Securities Available for Sale
      The fair value is based on quoted market prices.
Long-term Debt
      The fair value of our 2.25% Convertible Notes is estimated based on the closing market price of the 2.25% Convertible Notes as of the end of the year.
      The estimated fair values of our financial instruments are as follows:

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$33,733	$33,733	$33,704	$33,704
Securities available for sale	172,778	172,778	224,356	224,356
Convertible Notes	150,000	157,500	150,000	163,392

5.	Employee Benefits
      We have an employee stock purchase plan that provides for the sale of our common stock at discounted purchase prices. The cost per share under this plan is 85% of the lesser of the fair market value of our common stock on the first or last day of the purchase period, as defined.
Stock Options
      We have two stock option plans under which up to 8,000,000 common shares are reserved for issuance and of which options representing 6,676,340 common shares have been granted as of September 25, 2005. Under both plans, options may be granted to any employee, including our officers and directors, and have been granted at a price equal to the fair market value of our common stock at the date the options were granted. Under one of the plans, options may be granted to certain non-employees, and have been granted at a price equal to the fair market value of our common stock at the date the options were granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of our Board of Directors that administers the plans. Options that have been granted under the plans generally are exercisable one year from the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries — (Continued)
      A summary of the status of our two stock option plans as of September 28, 2003, September 26, 2004 and September 25, 2005, and changes during the years ending on those dates, is presented below:

				Weighted
			Weighted	Average	Options	Weighted
	Shares		Average	Fair Value	Exercisable	Average
	Under	Exercise	Exercise	of Options	at End	Exercise
	Option	Price($)	Price($)	Granted($)	of Year	Price($)

Balance, September 29, 2002	3,270,385	7.17-45.06	19.14		2,758,145	16.93
Granted	523,000	23.73-24.77	24.73	14.68
Exercised	(462,426)	7.17-29.63	17.87
Expired	(3,320)	18.75-24.77	21.97

Balance, September 28, 2003	3,327,639	7.75-45.06	20.19		2,806,149	19.34
Granted	423,990	30.28-32.38	32.29	14.93
Exercised	(105,210)	7.75-29.63	17.45
Expired	(14,870)	21.64-32.38	28.19

Balance, September 26, 2004	3,631,549	7.75-45.06	21.65		3,213,809	20.26
Granted	318,000	32.77-34.06	32.84	15.01
Exercised	(1,152,108)	7.75-32.68	18.09
Expired	(7,810)	24.77-32.77	31.21

Balance, September 25, 2005	2,789,631	16.33-45.06	24.37		2,476,581	23.30

      The following table summarizes information about stock options outstanding at September 25, 2005:

	Options Outstanding
				Options Exercisable
		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices($)	At 9/25/05	Contractual Life(yrs.)	Exercise Price($)	At 9/25/05	Exercise Price($)

7.75 to 16.33	103,935	0.7	16.22	103,935	16.22
17.02 to 17.33	286,455	1.2	17.33	286,455	17.33
18.75	308,330	4.1	18.75	308,330	18.75
19.05 to 19.13	288,210	5.2	19.12	288,210	19.12
20.19 to 21.64	325,465	6.2	21.64	325,465	21.64
23.29 to 24.77	594,657	5.6	24.70	594,657	24.70
27.00 to 30.28	195,014	3.6	29.64	195,014	29.64
32.05 to 45.06	687,565	8.4	32.78	374,515	32.72

7.75 to 45.06	2,789,631	5.4	24.37	2,476,581	23.30

      Effective beginning in the first quarter of fiscal 2006, we will adopt the provisions of SFAS 123(R). We will be required to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. However, we currently follow APB 25, under which no compensation expense has been recognized in connection with stock option grants pursuant to the stock option plans. Had compensation expense been determined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries — (Continued)
consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), our pro forma net income and pro forma earnings per share would have been as follows:

	2005	2004	2003

Net income:
As reported	$54,881	$73,113	$64,502
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax and profit sharing effects	4,014	5,015	6,040

Pro forma	$50,867	$68,098	$58,462

Net income per common and common equivalent share:
Basic earnings per share:
As reported	$2.18	$2.83	$2.52
Pro forma	$2.02	$2.64	$2.28
Diluted earnings per share:
As reported	$1.88	$2.42	$2.21
Pro forma	$1.75	$2.26	$2.01
      In determining compensation cost pursuant to FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for various grants in 2005: risk-free interest rate of 3.92%; expected life of six years; and expected volatility of 41%. The following weighted average assumptions were used for various grants in 2004: risk-free interest rate of 3.57%; expected life of six years; and expected volatility of 43%. The following weighted average assumptions were used for various grants in 2003: risk-free interest rate of 3.45%; expected life of six years; and expected volatility of 62%.
Employee Benefit Plans
      We have a defined contribution plan covering our employees. Our contributions to the plan were $8,894,000 in 2005, $7,508,000 in 2004 and $7,498,000 in 2003.
      We sponsor a self-insured comprehensive medical and dental plan for qualified employees that is funded by contributions from plan participants and from us. Contributions are made through a Voluntary Employee’s Benefit Association Trust. We recognized expense related to these plans of $17,185,000 in 2005, $12,385,000 in 2004 and $13,083,000 in 2003.

6.	Commitments and Contingencies
Operating Leases
      We are committed under various operating lease agreements. Total rent expense under these operating leases was $10,214,000 in 2005, $9,640,000 in 2004 and $10,751,000 in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries — (Continued)
      Future minimum payments for all operating leases with initial or remaining terms of one year or more subsequent to September 25, 2005 are as follows:

Operating
Leases

2006	$10,947
2007	8,050
2008	5,613
2009	3,606
2010	2,300
Thereafter	1,013

Total minimum lease payments	$31,529

Legal Proceedings
      Our company and three of our present executive officers, two of whom are also directors, were named as defendants in two virtually identical actions, Robert J. Averdick v. Hutchinson Technology, Inc., Wayne M. Fortun, John A. Ingleman, and Jeffrey W. Green and Sam Somyoy Poovakaw v. Hutchinson Technology, Inc., Wayne M. Fortun, John A. Ingleman, and Jeffrey W. Green. Our company and six of our present executive officers, two of whom are directors, were also named in a third virtually identical action, Michael Huefner v. Hutchinson Technology, Jeffrey W. Green, Wayne M. Fortun, John A. Ingleman, Richard J. Penn, R. Scott Schaefer and Beatrice A. Graczyk. Each action was filed between September 9, 2005 and October 11, 2005 in the U.S. District Court for the District of Minnesota, and each action is a purported class action brought on behalf of all persons (except defendants) who purchased stock in the open market between October 4, 2004 and August 29, 2005. The complaints allege that the defendants made false and misleading public statements about our company, and our business and prospects, in filings with the SEC and press releases, and that the market price of our stock was artificially inflated as a result. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs in all three cases seek compensatory damages on behalf of the alleged class, an award of attorneys’ fees and costs of litigation and unspecified equitable/injunctive relief. On November 8, 2005, motions were filed by two competing sets of plaintiffs and their respective counsel seeking to consolidate all of the actions and to appoint a lead plaintiff and lead counsel, and a hearing on the motions was held on December 1, 2005. We expect that, as a result of the motions, the court will consolidate the actions, appoint a lead plaintiff and one or more lead counsel and set a deadline for the lead plaintiff to file and serve a consolidated amended complaint.
      We believe that we, and the other defendants, have meritorious defenses to the claims made in the complaints and we intend to contest the lawsuits vigorously. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs may not be reasonably estimated at this time. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including our cash flows.
      We and certain users of our products have from time to time received, and may in the future receive, communications from third parties asserting patents against us or our customers which may relate to certain of our manufacturing equipment or products or to products that include our products as a component. In addition, we and certain of our customers have been sued on patents having claims closely related to products we sell. If any third party makes a valid infringement claim and we are not able to obtain a license on terms acceptable to us, our business, financial condition and results of operations could be adversely affected. We expect that, as the number of patents issued continues to increase, the volume of intellectual property claims made against us could increase. We may need to engage in litigation to enforce patents issued or licensed to us, protect trade secrets or know-how owned by us or determine the enforceability, scope and validity of the intellectual property rights of others. We could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on our business, financial condition and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries — (Continued)
      We are a party to certain claims arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not materially affect our current or future financial position or results of operations.
Other Matters
      The American Jobs Creation Act of 2004 (“AJCA”) was signed into law on October 22, 2004. The AJCA contained two provisions that affect us. The first provision is the repeal of the Foreign Sales Corporation (“FSC”) Repeal and Extraterritorial Income Exclusion Act of 2000 (“EIE”) provisions, which will be phased-out on a calendar year basis with the benefit ending December 31, 2006. Due to the new law, it is expected that we will have a decreased benefit from EIE.
      The second provision is the introduction of a deduction for a percentage of income from domestic production activities. The deduction is phased-in on a taxable year basis with the benefit beginning for us with the tax year for our fiscal year ending September 24, 2006 and being fully phased-in with the tax year for our fiscal year ending September 25, 2011. There will be no impact to us from this new deduction in 2005, and the benefit starting in fiscal 2006 is expected to offset some of the lost EIE benefit.

7.	Supplementary Cash Flow Information

	2005	2004	2003

Changes in operating assets and liabilities:
Receivables, net	$(19,855)	$(10,487)	$(9,905)
Inventories	(19,461)	(4,029)	(4,180)
Other assets	2,800	920	7,769
Accounts payable and accrued expenses	22,054	3,013	3,975
Other non-current liabilities	(195)	2,337	(1,073)

	$(14,657)	$(8,246)	$(3,414)

Cash paid for:
Interest (net of amount capitalized)	$1,703	$2,740	$6,659
Income taxes	1,290	855	57
Noncash investing activities:
Capital expenditures in accounts payable	$14,537	$3,385	$1,751
      Capitalized interest was $1,944,000 in 2005, $791,000 in 2004 and $577,000 in 2003. Interest is capitalized using an overall borrowing rate for assets that are being constructed or otherwise produced for our own use. Interest capitalized during 2005 was primarily for increases in both TSA suspension and TSA+ suspension production capacity, process technology and capability improvements, new program tooling, new business systems and facility construction.

8.	Other Assets
      During the second quarter of 2002, we prepaid $26,000,000 related to a technology and development agreement. As of September 25, 2005, the unamortized portion of the prepayment was $14,684,000, of which $3,464,000 was included in “Other current assets” and $11,220,000 was included in “Other assets” on the accompanying consolidated balance sheet. The unamortized portion will be amortized through the remaining term of the agreement, which ends in 2010.

9.	Shareholders’ Equity
Stock Repurchase Program
      In July 2004, our Board of Directors authorized the repurchase of up to two million shares of our common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries — (Continued)
other factors. In 2004, we repurchased a total of 1,722,500 shares for a total cost of $39,252,000. The average price paid per share was $22.75. In 2005, we repurchased a total of 206,000 shares for a total cost of $5,747,000. The average price paid per share was $27.86. We may still repurchase up to 71,500 shares under this repurchase program.

10.	Share Rights Plan
      In July 2000, our Board of Directors declared a dividend of one common share purchase right on each outstanding share of common stock held by shareholders of record as of the close of business on August 10, 2000. Under certain conditions, each right may be exercised to purchase one-tenth of a share of common stock at an exercise price of $10, subject to adjustment. The rights generally will become exercisable after any person or group acquires beneficial ownership of 15% or more of our common stock or announces a tender or exchange offer that would result in that person or group beneficially owning 15% or more of our common stock. If any person or group becomes a beneficial owner of 15% or more of our common stock, each right will entitle its holder (other than the 15% owner) to purchase, at an adjusted exercise price equal to ten times the previous purchase price, shares of our common stock having a value of twice the right’s adjusted exercise price.
      The rights, which do not have voting rights, expire in 2010 and may be redeemed by us at a price of $0.001 per right, subject to adjustment, at any time prior to their expiration or a person’s or group’s acquisition of beneficial ownership of at least 15% of our common stock. In certain circumstances, at the option of our Board of Directors, we may exchange the rights for shares of our common stock, delay or temporarily suspend the exercisability of the rights or reduce the stock-ownership threshold of 15% to not less than 10%.
      In the event that we are acquired in certain merger or other business-combination transactions, or sell 50% or more of our assets or earnings power, each holder of a right shall have the right to receive, at the right’s adjusted exercise price, common shares of the acquiring company having a market value of twice the right’s adjusted exercise price.

11.	Segment Reporting
      We follow the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). FAS 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within a company for making operating decisions and assessing financial performance. Our chief operating decision-maker is considered to be the Chief Executive Officer.
      We have determined that we have two reportable segments: the Disk Drive Components Division and the BioMeasurement Division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
      The following table represents net sales and operating income (loss) for each reportable segment.

	2005	2004	2003

Net sales:
Disk Drive Components Division	$631,113	$469,278	$498,547
BioMeasurement Division	468	418	399

	$631,581	$469,696	$498,946

Operating income (loss):
Disk Drive Components Division	$66,069	$45,836	$87,462
BioMeasurement Division	(8,688)	(6,951)	(5,979)

	$57,381	$38,885	$81,483

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries — (Continued)
      Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.
      Sales to foreign locations were as follows:

	2005	2004	2003

Foreign-based enterprises	$387,512	$334,075	$392,146
Foreign subsidiaries of U.S. corporations	198,905	104,416	72,202

	$586,417	$438,491	$464,348

      The majority of these foreign location sales were to the Pacific Rim region. In addition, we had significant sales to U.S. corporations that used our products in their offshore manufacturing sites.
      Revenue and long-lived assets by geographic area are as follows:

	2005	2004	2003

Revenue:
Thailand	$219,078	$122,875	$105,828
Hong Kong	182,020	165,216	169,353
Japan	180,090	138,997	150,227
United States	45,164	31,205	34,598
China	4,901	11,091	38,001
Other foreign countries	328	312	939

	$631,581	$469,696	$498,946

Long-lived assets:
United States	$349,935	$213,177	$176,027
Other foreign countries	585	584	532

	$350,520	$213,761	$176,559

      Sales to customers in excess of 10% of net sales are as follows:

	2005	2004	2003

SAE Magnetics, Ltd./ TDK	29%	34%	29%
Alps Electric Co., Ltd.	22	23	27
Western Digital Corporation	19	15	—
Innovex, Inc.	11	7	6
Seagate Technology LLC	8	5	11
      Sales to our five largest customers constituted 89%, 85% and 81% of net sales for 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries — (Continued)

13.	Summary of Quarterly Information (unaudited)
      The following table summarizes unaudited financial data for 2005 and 2004.

	2005 by Quarter				2004 by Quarter

	First	Second	Third	Fourth	First	Second	Third		Fourth

Net sales	$145,616	$158,043	$169,676	$158,246	$133,636	$113,354	$100,400		$122,306
Gross profit	40,950	47,688	51,434	34,779	43,286	33,789	23,880		29,400
Income from operations	14,525	18,213	20,713	3,930	21,744	10,539	1,318		5,284
Income before income taxes	16,321	20,183	24,621	6,657	22,495	11,849	2,815		6,501
Net income	13,444	15,137	19,642	6,658	18,221	9,598	40,340	(1)	4,954
Net income per share:
Basic	0.54	0.60	0.77	0.26	0.70	0.37	1.55		0.20
Diluted	0.47	0.51	0.65	0.24	0.60	0.33	1.30		0.18
Price range per share:
High	36.00	36.63	42.43	40.87	35.96	38.40	29.23		27.50
Low	25.83	32.00	31.01	25.65	29.46	27.05	23.92		21.61
      The price range per share, reflected above, is the highest and lowest bids as quoted on The Nasdaq National Market during each quarter.

(1)	Includes $36,202,000 of income tax benefit due to the reduction of the valuation allowance related to the future tax benefits of NOL carryforward and certain tax credits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Hutchinson Technology Incorporated
Hutchinson, Minnesota
      We have audited the accompanying consolidated balance sheets of Hutchinson Technology Incorporated and Subsidiaries (the “Company”) as of September 25, 2005 and September 26, 2004 and the related consolidated statements of operations, shareholders’ investment and cash flows for each of the three years in the period ended September 25, 2005. Our audit also included the financial statement schedule listed in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hutchinson Technology Incorporated and Subsidiaries as of September 25, 2005 and September 26, 2004 and the results of its operations and its cash flows for each of the three years in the period ended September 25, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 25, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 5, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
December 5, 2005

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Hutchinson Technology Incorporated and Subsidiaries

		Additions
	Balance at	Charged	Other		Balance at
	Beginning of	to Costs and	Changes Add		End of
	Period	Expenses	(Deduct)		Period

	(In thousands)
2003:
Allowance for doubtful accounts receivable	$2,999	$—	$(1,902	)(1)	$1,097
Reserve for sales returns and allowances	663	7,393	(6,959	)(2)	1,097

	$3,662	$7,393	$(8,861)		$2,194

2004:
Allowance for doubtful accounts receivable	$1,097	$ (—)	$(414	)(1)	$683
Reserve for sales returns and allowances	1,097	3,789	(4,107	)(2)	779

	$2,194	$3,789	$(4,521)		$1,462

2005:
Allowance for doubtful accounts receivable	$683	$—	$(67	)(1)	$616
Reserve for sales returns and allowances	779	1,696	(1,879	)(2)	596

	$1,462	$1,696	$(1,946	)(1)	$1,212

(1)	Uncollectible accounts receivable written off, net of recoveries.

(2)	Returns honored and credit memos issued.

ELEVEN-YEAR SELECTED FINANCIAL DATA
Hutchinson Technology Incorporated and Subsidiaries

Annual
Growth(%)

5	10
Year	Year		2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995

			(In thousands, except per share data and number of employees)
			(Unaudited)
		FOR THE YEAR:
7	8	Net Sales	$631,581	$469,696	$498,946	$390,694	$401,236	$459,572	$580,270	$407,616	$453,232	$353,186	$299,998
37	9	Gross Profit (loss)	174,851	130,355	154,658	90,417	36,724	36,149	93,666	(3,636)	117,279	79,570	73,763
		Percent of net sales	28%	28%	31%	23%	9%	8%	16%	(1)%	26%	23%	25%
—	7	Income (loss) from operations	$57,381	$38,885	$81,483	$24,425	$(64,631)	$(98,416)	$23,333	$(65,124)	$52,716	$18,203	$28,921
		Percent of net sales	9%	8%	16%	6%	(16)%	(21)%	4%	(16)%	12%	5%	10%
—	10	Net income (loss)	$54,881	$73,113	$64,502	$15,002	$(56,277)	$(73,612)	$17,638	$(48,411)	$41,909	$13,802	$21,078
		Percent of net sales	9%	16%	13%	4%	(14)%	(16)%	3%	(12)%	9%	4%	7%
25	16	Capital expenditures	$197,123	$93,085	$52,023	$31,916	$32,047	$64,657	$120,596	$206,888	$82,639	$77,065	$44,472
11	9	Research and development expenses	36,829	28,258	14,945	17,663	23,241	21,433	23,106	20,360	20,185	27,651	15,041
(5)	10	Depreciation expense	70,502	57,377	57,837	61,627	85,454	91,194	92,635	50,544	38,299	33,565	28,174
13	8	Cash flow from operating activities	126,776	95,432	131,618	48,091	61,463	69,679	81,176	(12,824)	76,816	39,904	57,814
		AT YEAR END:
8	9	Receivables	$96,200	$76,345	$65,858	$55,953	$46,625	$64,708	$81,766	$78,135	$86,044	$56,278	$40,683
11	15	Inventories	54,780	35,319	31,290	27,110	21,193	32,516	40,984	25,780	27,189	17,235	13,298
0	18	Working capital	275,888	322,911	343,706	244,730	247,074	270,609	309,447	101,114	173,156	62,102	54,284
4	14	Net property, plant and equipment	350,520	213,761	176,559	181,494	211,262	283,659	352,936	335,289	175,253	121,706	93,816
3	15	Total assets	799,538	688,392	638,956	562,101	594,940	683,933	751,849	549,478	429,839	238,983	190,898
(8)	15	Total debt and capital leases	150,000	150,000	150,000	151,374	206,900	233,872	219,733	222,860	78,194	58,945	37,700
		Total debt and capital leases as a percentage of total capitalization(1)	21%	24%	26%	30%	38%	37%	32%	48%	22%	31%	24%
7	17	Shareholders’ investment	$552,539	$473,552	$431,375	$356,961	$338,266	$392,489	$464,959	$236,830	$282,958	$133,684	$119,745
		Return on shareholders’ investment	10%	16%	16%	4%	(15)%	(17)%	5%	(19)%	20%	11%	20%
3	1	Number of employees, including production temporaries	5,459	3,911	3,656	3,362	3,454	4,729	7,701	7,764	7,181	5,479	4,858
0	5	Shares of stock outstanding	25,450	24,394	25,917	25,355	25,171	24,830	24,744	19,780	19,619	16,356	16,341
		PER SHARE INFORMATION:
—	4	Net income (loss) — diluted	$1.81	$2.42	$2.21	$0.59	$(2.25)	$(2.97)	$0.75	$(2.46)	$2.21	$0.82	$1.28
6	11	Shareholders’ investment (book value)	21.64	19.41	16.64	14.08	13.44	15.81	18.79	11.97	14.42	8.17	7.33
		Price range
7	4	High	42.43	38.40	36.85	27.19	24.44	30.00	51.25	35.44	38.38	21.83	29.67
22	13	Low	25.65	21.61	15.21	12.81	13.38	9.38	11.88	13.81	12.75	10.25	7.67

(1)	Total capitalization consists of total debt and capital leases and shareholders’ investment.