Form 10-Q
period 2005-12-25
HUTCHINSON TECHNOLOGY INC
filed 2006-01-18
CIK 772897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 25, 2005
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

Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                     Accelerated filer ☐                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of January 13, 2006 the registrant had 25,611,454 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except shares and per share data)

	December 25,	September 25,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$21,816	$33,733
Securities available for sale	139,061	172,778
Trade receivables, net	104,464	85,019
Other receivables	9,909	11,181
Inventories	57,691	54,780
Deferred tax assets (Note 7)	6,676	7,206
Other current assets (Note 8)	7,186	5,430

Total current assets	346,803	370,127
Property, plant and equipment, net	392,856	350,520
Deferred tax assets (Note 7)	61,184	61,078
Other assets (Note 8)	15,403	17,813

	$816,246	$799,538

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long-term debt	$1,187	$—
Accounts payable	57,650	56,128
Accrued expenses	14,026	13,238
Accrued compensation	22,521	24,873

Total current liabilities	95,384	94,239
Convertible subordinated notes	150,000	150,000
Long-term debt, net of current portion	6,239	—
Other long-term liabilities	2,538	2,760
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 25,576,000 and 25,450,000 issued and outstanding	256	254
Additional paid-in capital	394,146	390,680
Accumulated other comprehensive loss	(680)	(712)
Accumulated earnings	168,363	162,317

Total shareholders’ investment	562,085	552,539

	$816,246	$799,538

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended
	December 25,	December 26,
	2005	2004
Net sales	$184,627	$145,616

Cost of sales	144,960	104,666

Gross profit	39,667	40,950

Research and development expenses	12,747	7,616

Selling, general and administrative expenses	22,513	18,809

Income from operations	4,407	14,525

Interest and other income, net	3,317	2,450

Interest expense	(501)	(654)

Income before income taxes	7,223	16,321

Provision for income taxes	1,177	2,877

Net income	$6,046	$13,444

Basic earnings per share	$0.24	$0.54

Diluted earnings per share	$0.22	$0.47

Weighted average common shares outstanding	25,535	24,757

Weighted average common and diluted shares outstanding	30,798	30,345

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Thirteen Weeks Ended
	December 25,	December 26,
	2005	2004
OPERATING ACTIVITIES:
Net income	$6,046	$13,444
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,526	12,644
Stock-based compensation	1,140	—
Provision for deferred taxes (Note 7)	405	5,637
Loss (gain) on disposal of assets	61	(17)
Changes in operating assets and liabilities (Note 10)	(9,365)	(19,937)

Cash provided by operating activities	25,813	11,771

INVESTING ACTIVITIES:
Capital expenditures	(73,397)	(26,759)
Purchases of marketable securities	(148,583)	(1,920)
Sales of marketable securities	182,351	29,495

Cash provided by (used for) investing activities	(39,629)	816

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	2,328	11,158
Repayment of long-term debt	(429)	—

Cash provided by financing activities	1,899	11,158

Cash and cash equivalents at end of period	$21,816	$57,449

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Columnar dollar amounts in thousands except per share amounts)
Reference to the “Company” means Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2006” mean the Company’s fiscal year ending September 24, 2006, references to “2005” mean the Company’s fiscal year ended September 25, 2005, references to “2004” mean the Company’s fiscal year ended September 26, 2004, references to “2003” mean the Company’s fiscal year ended September 28, 2003 and references to “2002” mean the Company’s fiscal year ended September 29, 2002.
(1) BASIS OF PRESENTATION
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
(2) ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards 123, “Share-Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). In April 2005, the FASB delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Effective September 26, 2005, the Company adopted the provisions of SFAS 123(R) using the modified-prospective transition method. As a result of adopting SFAS 123(R), the Company recognized $1,140,000 of compensation expense for the thirteen weeks ended December 25, 2005. Results for prior periods have not been restated. Refer to footnote 11 in the Notes to Condensed Consolidated Financial Statements.
(3) BUSINESS AND CUSTOMERS
The Company is the world’s leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. The Company developed its leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. The Company is focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. To further assure a readily available supply of products to its customers, the Company sells etched and stamped component-level suspension assembly parts, such as flexures and baseplates, to competing suspension assembly manufacturers. The Company also is engaged in the development and production of products for the medical device market, but does not expect to generate significant revenue from these products during 2006.

A breakdown of customer sales is as follows:

	Thirteen Weeks Ended
	December 25,	December 26,
Percentage of Net Sales	2005	2004
Five Largest Customers	87%	91%

Sales to Major Customers
SAE Magnetics, Ltd./TDK	28%	31%
Alps Electric Co., Ltd.	22	22
Western Digital Corporation	17	22
Seagate Technology LLC	12	5
Innovex, Inc.	8	8
Fujitsu Limited	6	8
(4) TRADE RECEIVABLES
The Company grants credit to customers, but generally does not require collateral or any other security to support amounts due. Trade receivables of $104,464,000 at December 25, 2005 and $85,019,000 at September 25, 2005 are net of allowances of $1,303,000 and $1,212,000, respectively. As of December 25, 2005, allowances of $1,303,000 consisted of a $845,000 allowance for doubtful accounts and a $458,000 allowance for sales returns. As of September 25, 2005, allowances of $1,212,000 consisted of a $616,000 allowance for doubtful accounts and a $596,000 allowance for sales returns.
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

	Increases in the	Reductions in the
	allowance related	allowance for
September 25,	to warranties	returns under	December 25,
2005	issued	warranties	2005
$596	$769	$(907)	$458
(5) INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at December 25, 2005 and September 25, 2005:

	December 25,	September 25,
	2005	2005
Raw materials	$18,792	$15,410
Work in process	14,824	13,780
Finished goods	24,075	25,590

	$57,691	$54,780

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

	Thirteen Weeks Ended
	December 25,	December 26,
	2005	2004
Net income	$6,046	$13,444
Plus: interest expense on convertible subordinated notes	1,008	1,008
Less: additional profit sharing expense and income tax provision	(342)	(261)

Net income available to common shareholders	$6,712	$14,191

Weighted average common shares outstanding	25,535	24,757
Dilutive potential common shares — stock options	236	561
Dilutive potential common shares — convertible subordinated notes	5,027	5,027

Weighted average common and diluted shares outstanding	30,798	30,345

Basic earnings per share	$0.24	$0.54

Diluted earnings per share	$0.22	$0.47

(7) INCOME TAXES
The following table details the significant components of the Company’s deferred tax assets:

	December 25,	September 25,
	2005	2005
Current deferred tax assets:
Receivable allowance	$476	$443
Inventories	3,188	2,997
Accruals and other reserves	3,012	3,766

Total current deferred tax assets	6,676	7,206
Long-term deferred tax assets:
Property, plant and equipment	21,253	19,782
Deferred income	1,032	208
Tax credits	18,899	18,370
Net operating loss carryforwards	25,167	27,763
Valuation allowance	(5,167)	(5,045)

Total long-term deferred tax assets	61,184	61,078

Total deferred tax assets	$67,860	$68,284

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 25, 2005, the Company’s deferred tax assets included $18,899,000 of unused tax credits, $5,357,000 of which can be carried forward indefinitely and $13,542,000 of which begin to expire at various dates beginning in 2009. At December 25, 2005, the Company’s balance sheet included $25,167,000 of deferred tax assets related to net operating loss (“NOL”) carryforwards which will begin to expire in 2018. As of December 25, 2005 we had an estimated NOL carryforward of approximately $65,976,000 for United States federal tax return purposes. A portion of the credits and NOL carryforwards may be subject to an annual limitation under United States Internal Revenue Code (“IRC”) Section 382. A valuation allowance of $5,167,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire.
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
During the first quarter of 2006, the Company settled a state income tax audit for fiscal years 1991 through 1993, resulting in a net refund of income taxes and interest. As a result of the settlement, a net income tax benefit of $386,000 was recognized for the thirteen weeks ended December 25, 2005.
(8) OTHER ASSETS
During the second quarter of 2002, the Company prepaid $26,000,000 related to a technology and development agreement. As of December 25, 2005, the unamortized portion of the prepayment was $13,917,000, of which $3,811,000 was included in “Other current assets” and $10,106,000 was included in “Other assets” on the accompanying condensed consolidated balance sheet. The unamortized portion is being amortized over the remaining term of the agreement which ends in 2010.
(9) SHAREHOLDERS’ EQUITY
In July 2004, the Company’s Board of Directors authorized the repurchase of up to two million shares of its common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. In 2004, the Company repurchased a total of 1,722,500 shares for a total cost of $39,252,000. The average price paid per share was $22.75. In 2005, the Company repurchased a total of 206,000 shares for a total cost of $5,747,000. The average price paid per share was $27.86. No shares were repurchased during the thirteen weeks ended December 25, 2005. The Company may still repurchase up to 71,500 shares under this repurchase program.
(10) SUPPLEMENTARY CASH FLOW INFORMATION

	Thirteen Weeks Ended
	December 25,	December 26,
	2005	2004
Changes in operating assets and liabilities:
Receivables, net	$(18,173)	$(27,823)
Inventories	(2,911)	4,171
Other assets	(1,756)	1,268
Accounts payable and accrued expenses	13,697	2,544
Other non-current liabilities	(222)	(97)

	$(9,365)	$(19,937)

Cash paid for:
Interest (net of amount capitalized)	$—	$—
Income taxes	6	1
Non-cash investing activities:
Capital expenditures in accounts payable	$14,087	$7,132

Capitalized interest for the thirteen weeks ended December 25, 2005 was $657,000 compared to $375,000 for the thirteen weeks ended December 26, 2004. Interest is capitalized, using an overall borrowing rate, for assets that are being constructed or otherwise produced for the Company’s own use. Interest capitalized during the thirteen weeks ended December 25, 2005 was primarily for increases in both TSA suspension and TSA+ suspension production capacity, process technology and capability improvements, new program tooling, new business systems and facility construction.
During the first quarter of 2006, the Company purchased the assembly manufacturing building (which it previously leased) at its Eau Claire, Wisconsin manufacturing site, together with related equipment, for $12,924,000 which included the assumption of a mortgage by the Company.

Purchase price of building and related equipment acquired	$12,924
Cash paid for building and related equipment	(5,069)

Mortgage assumed	$7,855

(11) STOCK-BASED COMPENSATION
The Company has an employee stock purchase plan that provides for the sale of the Company’s common stock at discounted purchase prices. The cost per share under this plan is 85% of the lesser of the fair market value of the Company’s common stock on the first or last day of the purchase period, as defined.
The Company has two stock option plans under which options have been granted to employees, including officers and directors of the Company, at a price not less than the fair market value of the Company’s common stock at the date the options were granted. Options under one plan are no longer granted because the maximum number of shares available for option grants under such plan has been reached. Under the other plan, options also may be granted to certain non-employees at a price not less than the fair market value of the Company’s common stock at the date the options are granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of the Board of Directors of the Company that administers the plans. Options granted under the plans prior to November 2005 generally are exercisable one year from the date of grant. Options granted under the plans in November 2005 are exercisable two to three years from the date of grant.
Effective September 26, 2005, the Company adopted SFAS 123(R) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values over the requisite service period. The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for the thirteen weeks ended December 25, 2005 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of September 25, 2005, based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and (b) compensation expense for all stock-based compensation awards granted subsequent to September 25, 2005, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recorded $1,140,000 of related stock-based compensation expense, included in general and administrative expense, for the thirteen weeks ended December 25, 2005. In accordance with SFAS 123(R), there was no tax benefit from recording this non-cash expense as such benefits will be recorded upon utilization of the Company’s NOLs. The compensation expense reduced both basic and diluted earnings per share by $0.02. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated.
As of December 25, 2005, $5,901,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately thirty-five months.
Prior to adopting SFAS 123(R), the Company accounted for stock-based compensation under APB 25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the year-ago period.

Thirteen Weeks Ended
December 26, 2004
Net income – as reported	$13,444
Stock-based employee compensation determined under the fair value based method, nets of related tax effects	(1,241)

Net income – pro forma	$12,203

Income per common equivalent share:
Basic – as reported	$0.54

Diluted – as reported	$0.47

Basic – pro forma	$0.48

Diluted – pro forma	$0.42

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the thirteen weeks ended December 25, 2005 and December 26, 2004 were $13.89 and $14.98, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirteen Weeks Ended
	December 25,	December 26,
	2005	2004
Risk-free interest rate	4.4%	3.9%
Expected volatility	45%	41%
Expected life (in years)	7.3	6.0
Dividend yield	—	—
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The Company used an outside valuation advisor to assist in more accurately projecting expected stock price volatility. The Company considered both historical data and observable market prices of similar equity instruments. The Company estimated the expected life of stock options and stock option forfeitures based on historical experience.
Option transactions during the thirteen weeks ended December 25, 2005 are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at September 25, 2005	2,790,631	$24.38
Granted	435,000	27.46
Exercised	(94,135)	16.43
Canceled	(4,100)	31.49

Outstanding at December 25, 2005	3,127,396	25.03

Options exercisable at December 25, 2005	2,673,396	24.57

The following table summarizes information concerning currently outstanding and exercisable stock options.

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
Range of	Number	Contractual	Weighted-Average	Number	Weighted-Average
Exercise Prices ($)	Outstanding	Life (yrs.)	Exercise Price ($)	Exercisable	Exercise Price ($)
14.81 to 15.44	11,500	5.0	15.30	11,500	15.30
17.02 to 17.33	286,455	0.9	17.33	286,455	17.33
18.75	308,330	3.9	18.75	308,330	18.75
19.05 to 19.13	288,210	4.9	19.12	288,210	19.12
20.19 to 21.64	323,765	5.9	21.64	323,765	21.64
23.29 to 24.77	594,657	5.4	24.70	594,657	24.70
27.00 to 30.28	628,694	7.9	28.13	193,694	29.65
32.05 to 45.06	685,785	8.2	32.78	666,785	32.74

14.81 to 45.06	3,127,396	6.0	25.03	2,673,396	24.57

(12) LEGAL CONTINGENCIES
Securities Litigation
As reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2005, the Company and three of its present executive officers, two of whom are also directors, were named as defendants in two virtually identical actions, Robert J. Averdick v. Hutchinson Technology, Inc., Wayne M. Fortun, John A. Ingleman, and Jeffrey W. Green and Sam Somyoy Poovakaw v. Hutchinson Technology, Inc., Wayne M. Fortun, John A. Ingleman, and Jeffrey W. Green. The Company and six of the Company’s present executive officers, two of whom are directors, also were named in a third virtually identical action, Michael Huefner v. Hutchinson Technology, Jeffrey W. Green, Wayne M. Fortun, John A. Ingleman, Richard J. Penn, R. Scott Schaefer and Beatrice A. Graczyk. Each action was filed between September 9, 2005 and October 11, 2005 in the U.S. District Court for the District of Minnesota, and each action is a purported class action brought on behalf of all persons (except defendants) who purchased stock in the open market between October 4, 2004 and August 29, 2005. The complaints allege that the defendants made false and misleading public statements about the Company, and its business and prospects, in filings with the SEC and press releases, and that the market price of its stock was artificially inflated as a result. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The plaintiffs in all three cases seek compensatory damages on behalf of the alleged class, an award of attorneys’ fees and costs of litigation and unspecified equitable/injunctive relief. On November 8, 2005, motions were filed by two competing sets of plaintiffs and their respective counsel seeking to consolidate all of the actions and to appoint a lead plaintiff and lead counsel, and a hearing on the motions was held on December 1, 2005. The Company expects that, as a result of the motions, the court will consolidate the actions, appoint a lead plaintiff and one or more lead counsel and set a deadline for the lead plaintiff to file and serve a consolidated amended complaint.
The Company believes that it, and the other defendants, have meritorious defenses to the claims made in the complaints and the Company intends to contest the lawsuits vigorously. The Company is not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs may not be reasonably estimated at this time. Securities class action litigation can result in substantial costs and divert the Company’s management attention and resources, which may have a material adverse effect on its business and results of operations, including the Company’s cash flows.
Derivative Litigation
The Company, as a nominal defendant, all of its present directors and one of its officers were named as defendants in a purported derivative action, Saul Kopelowitz v. Wayne Fortun, et al., that was filed on December 14, 2005 in the U.S. District Court for the District of Minnesota. In the complaint, the shareholder-plaintiff alleges claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and misappropriation of information against the individual defendants arising out of the same events that are alleged in the federal securities actions that are described above. Essentially, the complaint asserts that breaches of duty by the individual defendants resulted in the Company making false and misleading public statements, which in turn led to the Company getting sued for federal securities fraud, which in turn has caused the Company to suffer damages. The complaint seeks compensatory damages from the individual defendants for the loss allegedly sustained by the Company, restitution and disgorgement of all profits, benefits and other compensation obtained by the individual defendants and an award of attorneys’ fees and costs of litigation. The defendants have not yet responded to the complaint. The Company is not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive.
Other Litigation
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
(13) OTHER MATTERS
The American Jobs Creation Act of 2004 (“AJCA”) was signed into law on October 22, 2004. The AJCA contained two provisions that affect the Company. The first provision is the repeal of the Extraterritorial Income Exclusion Act of 2000 (“EIE”), which will be phased out on a calendar year basis with the benefit ending December 31, 2006. Due to the new law, the Company expects to have a decreased benefit from EIE.
The second provision of the AJCA that affects the Company is the introduction of a deduction for a percentage of income from domestic production activities. The deduction is limited in any fiscal year in which a taxpayer uses NOLs. For the Company’s fiscal year ending September 24, 2006, the Company does not expect any benefit from this deduction, as the Company will use NOLs. The deduction is phased in on a fiscal year basis and will be fully phased in for the Company’s fiscal year ending September 25, 2011.
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
The following table represents net sales and operating income (loss) for each reportable segment.

	Thirteen Weeks Ended
	December 25,	December 26,
	2005	2004
Net sales:
Disk Drive Components Division	$184,574	$145,478
BioMeasurement Division	53	138

	$184,627	$145,616

Income (loss) from operations:
Disk Drive Components Division	$7,242	$16,181
BioMeasurement Division	(2,835)	(1,656)

	$4,407	$14,525

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

HUTCHINSON TECHNOLOGY INCORPORATED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.
When we refer to “we,” “us,” “HTI” or the “Company,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2008” mean HTI’s fiscal year ending September 28, 2008, references to “2007” mean HTI’s fiscal year ending September 30, 2007, references to “2006” mean HTI’s fiscal year ending September 24, 2006, references to “2005” mean HTI’s fiscal year ended September 25, 2005, references to “2004” mean HTI’s fiscal year ended September 26, 2004, references to “2003” mean HTI’s fiscal year ended September 28, 2003, references to “2002” mean HTI’s fiscal year ended September 29, 2002, references to “2001” mean HTI’s fiscal year ended September 30, 2001, and references to “2000” mean HTI’s fiscal year ended September 24, 2000.
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
For calendar 2005, IDC has estimated that disk drive shipments would reach 374 million units, an increase of about 22% from calendar 2004. The growth in disk drive shipments is resulting from increased demand for data storage in traditional computing applications as well as in consumer electronics applications.
In calendar 2005, demand for storage outpaced the rate of improvement in data density for disk drives in mass production. The rate of data density improvement in calendar 2005 remained about flat with the prior year at approximately 20%. As a result, achieving the higher storage capacities necessary for many disk drive applications required using both sides of a single disk in a disk drive or adding disks. We estimate this caused the number of suspension assemblies required per disk drive to increase from an average of about 2.4 in calendar 2004 to an average of about 2.8 in calendar 2005. In contrast, when the rate of data density improvement outpaces demand for storage, the average number of suspension assemblies required per disk drive decreases. For example, from calendar 1999 to 2002, the average number of suspension assemblies required per disk drive declined from approximately 4.5 to approximately 2.3.
Our suspension assembly shipments in 2005 also benefited from our share positions on customer disk drive programs currently ramping to volume. These included higher capacity disk drives for computing applications such as near-line storage, as well as consumer electronics applications such as personal video recorders.
Shipments of suspension assemblies in the first three quarters of 2005 were 175 million, 181 million and 188 million, respectively. Our shipments increased by about 25 million suspension assemblies in the first quarter of 2005 over the prior quarter, primarily from an increase in demand and an increase in the average number of suspension assemblies per disk drive. During the second and third quarters of 2005, shipments continued to increase due to strong demand for suspension assemblies for higher capacity disk drives used in server and consumer electronics applications, such as personal video recorders. During the fourth quarter of 2005, we shipped 175 million suspension assemblies as some customers reduced their demand due to their excess suspension assembly inventory levels.
During the first quarter of 2006, we shipped 207 million suspension assemblies, an increase of 19% over the comparable 2005 period due to overall growth in storage demand, growth in disk drive shipments and our share positions on customer disk drive programs currently ramping to volume. We anticipate shipments to range from 210 million to 225 million units for the second quarter of 2006. We continue to have limited visibility for future demand.
Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. In 2004, our average selling prices declined as a result of planned price reductions triggered by higher volumes of certain suspension assemblies, as well as changes in the mix of products we sold. In 2005, our average selling prices increased as a result of ramp ups on new customer programs and a mix of products richer in value-added features. We anticipate relatively flat to slightly higher pricing through 2006 based upon a greater mix of products with finer electrical conductors and value-added features, such as dual stage actuation, clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers and laminated loadbeams. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product’s life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature. To offset price decreases during a product’s life, we rely primarily on higher sales volume and improving our manufacturing yields and efficiencies to reduce our cost. If we cannot reduce our manufacturing costs as prices decline during our products’ life cycles, our business, financial condition and results of operations could be materially adversely affected.
We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our “vendor managed inventory” (VMI) facilities. Certain agreements with our customers provide that we maintain minimum finished goods inventory levels. Due to the higher demand we experienced during the first three quarters of 2005, our finished goods inventory levels were low. Although we have been able to maintain our finished goods inventory at an acceptable level since the fourth quarter of 2005 (by building additional suspension assemblies beyond our customers’ immediate demand), we currently forecast our finished goods inventory levels to decrease through the second quarter of 2006. Our customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.
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
Gross margins were 28% in both 2004 and 2005. Higher production efficiencies during the first half of 2005 were offset by lower production efficiencies during the second half of the year resulting from a shift in product mix toward advanced suspension assembly products that are typically more costly to produce in the ramp up to higher volume. Our gross margin for the first quarter of 2006 was 21% due to the continuing shift in our product mix toward more advanced products, and an increase in depreciation, material costs and labor expenses. Although we continue to have limited visibility for future demand, we expect our gross margin to range from 21% to 23% of net sales for the second quarter of 2006.
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
Our suspension assembly business is capital intensive. During the first quarter of 2006, our production output reached more than 18 million suspension assesmblies per week, which enabled us to meet substantially all customer demand in the quarter. We continue to add capacity to attain, by the end of 2006, an improved level of flexibility to accommodate increased customer demand and expected shifts in product mix. We currently believe this requires equipment capacity that exceeds suspension assembly demand by 10% to 15%. In addition, we are expanding our manufacturing facility located in Eau Claire, Wisconsin by approximately 70,000 square feet. For 2005, capital expenditures for the year totaled $197,123,000. During the first quarter of 2006, our capital expenditures were $73,397,000. We currently expect our capital expenditures to total approximately $280,000,000 in 2006 primarily for additions to both TSA suspension and TSA+ suspension manufacturing capacity, facilities and tooling, and for the development of new process technology. We expect to fund these expenditures with cash generated from operations, our current cash, cash equivalents, securities available for sale, our credit facility and additional financing.
Our capital expenditures are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives, process improvements to be incorporated in our manufacturing operations, and the rate at which our customers adopt new generations of higher performance disk drives and smaller read/write heads which may require new or improved process technologies. Anticipated capital expenditures may be adjusted during a fiscal year.
Our operating results and gross margins have been, and will continue to be, impacted by increasing depreciation and lease expenses due to our capital expenditures. Our increased depreciation and lease expenses, however, have been, and will be, offset in part as a result of asset impairment charges in 2000 and 2001 totaling $56,523,000 and $20,830,000, respectively. Commencing in 2003, consumption of suspension assemblies has exceeded the industry estimates for long-term suspension assembly demand used in determining the impairment charges and a majority of the previously impaired assets have been placed back in service. We estimate our annual savings in depreciation and lease costs due to these asset impairment charges were approximately $5,000,000 in 2005 and will total an aggregate of approximately $8,000,000 in additional savings in future years.
In 2005, we significantly increased our research and development spending over the prior year to develop new process technologies for next-generation products and equipment. We spent $36,829,000 on research and development in 2005 compared to $28,258,000 in 2004. During the first quarter of 2006, we spent $12,747,000 on research and development. The disk drive industry is intensely competitive, and our customers’ operating results are dependent on being the first-to-market and first-to-volume with new products at a low cost. Our development efforts typically enable us to shorten development cycles and achieve high volume output per manufacturing unit more quickly than our competitors, and are an important factor in our success. The next generation of smaller disk drives and next-generation read/write head sizes will require finer electrical conductors on the suspension assembly. We are continuing to invest in extending the capabilities of our existing processes and adding associated capital equipment for manufacturing TSA suspension assemblies to meet escalating customer requirements for precision and performance. As of December 25, 2005, we held 158 United States patents and 48 foreign patents, and we had 79 patent applications pending in the United States and 24 patent applications pending in other countries.
We are developing an additive process and adding associated capital equipment for producing future generations of suspension assemblies, known as TSA+ suspension assemblies. Additive processing involves depositing a thin seed layer of copper onto a polyimide surface and then imaging and chemically plating up that seed layer to form the suspension’s electrical conductors. Our ability to develop this process to accommodate further conductor miniaturization, and the rate at which our customers adopt smaller next-generation read/write heads, will largely determine the pace of our transition to an additive process and the volume of products we manufacture using the process. We do not expect to begin volume production of TSA+ suspension assemblies during 2006. In the interim, if any of our customers require that the suspension assembly used in their products contain flexures manufactured through additive processing, we will purchase these components. If our development of additive process capabilities is delayed for any reason or if suspension assemblies cannot be produced profitably in the quantities and to the specifications required by our customers, we also may need to purchase some components manufactured through additive processing.
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
We are in the process of implementing a new enterprise resource planning (“ERP”) system throughout our company and have experienced some delays, extra costs and inefficiency. We anticipate that, once implemented, this system will allow us to better manage our production capacity and respond more quickly to changes in demand. We expect this implementation to be substantially complete during 2008. Because ERP systems are highly complex, implementation and the transition to the new system has been costly and may initially result in additional unexpected cost or difficulties, including failure or inefficient operation of the new system. A failure in the new system could impair our ability to access certain business and financial information. In addition, we may experience difficulties in the transition to our new ERP system that could affect our internal control systems, processes and procedures. We will continue to assess and mitigate these potential risks; however, should we experience such difficulties as a result of our new ERP system, our business, financial condition and results of operations could be materially adversely affected.
In addition to increases in suspension assembly demand, improvements to our gross margins and operating margins will depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. Our business is capital intensive and requires a high level of fixed costs. Our margins are sensitive to our level of fixed costs as well as changes in volume, product mix and capacity utilization. As part of our efforts to improve our operating results, we may need to increase or decrease our overall employment level to meet customer requirements. Our overall employment level was 3,850 at the end of 2004 and increased to 5,310 at the end of 2005 and 5,547 at the end of the first quarter of 2006. We increased the number of additional production workers supplied by temporary staffing agencies from 61 at the end of 2004 to 148 at the end of 2005 and 146 at the end of the first quarter of 2006.
RESULTS OF OPERATIONS
Thirteen Weeks Ended December 25, 2005 vs. Thirteen Weeks Ended December 26, 2004.
Net sales for the thirteen weeks ended December 25, 2005 were $184,627,000, an increase of $39,011,000 or 27% from the thirteen weeks ended December 26, 2004. Suspension assembly sales increased $31,861,000 from the thirteen weeks ended December 26, 2004, as a result of a 19% increase in suspension assembly unit shipments and a 3% increase in average selling prices for our suspension assemblies. The increase in unit shipments was due to overall growth in storage demand, growth in disk drive shipments and our share positions on customer disk drive programs currently ramping to volume. Sales of suspension assembly components to other suspension assembly manufacturers were $8,113,000, an increase of $6,467,000 from the thirteen weeks ended December 26, 2004.
Gross profit for the thirteen weeks ended December 25, 2005 was $39,667,000, compared to $40,950,000 for the thirteen weeks ended December 26, 2004. Gross profit as a percent of net sales decreased from 28% to 21%. The decrease in gross profit as a percent of net sales was primarily due to lower production efficiencies resulting from a shift in product mix toward advanced suspension assembly products that are typically more costly to produce in the ramp up to higher volume, as well as increases in depreciation, material costs and labor expenses.

Research and development expenses for the thirteen weeks ended December 25, 2005 were $12,747,000 compared to $7,616,000 for the thirteen weeks ended December 26, 2004. The increase was attributable to $3,434,000 of higher prototype production and supply costs, primarily related to TSA+ suspension assembly development, and $902,000 of higher labor expenses due to the hiring of additional personnel to support increased customer-specific suspension assembly development efforts and to develop process technologies for next-generation products. As a percent of net sales, research and development expenses increased from 5% in the first quarter of 2005 to 7% in the first quarter of 2006.
Selling, general and administrative expenses for the thirteen weeks ended December 25, 2005 were $22,513,000, an increase of $3,704,000 or 20% from the thirteen weeks ended December 26, 2004. The increase was attributable to $1,378,000 in higher professional services expenses, $1,140,000 in non-cash stock-based compensation expenses and $1,089,000 of higher labor expenses. Overall, selling, general and administrative expenses as a percent of net sales decreased from 13% in the first quarter of 2005 to 12% in the first quarter of 2006.
Income from operations for the thirteen weeks ended December 25, 2005 was $4,407,000, compared to $14,525,000 for the thirteen weeks ended December 26, 2004. The lower operating income was due to higher research and development expenses and increased selling, general and administrative expenses, discussed above. Income from operations for the thirteen weeks ended December 25, 2005 included a $2,835,000 loss from operations for our BioMeasurement Division segment, compared to a $1,656,000 loss from BioMeasurement operations for the thirteen weeks ended December 26, 2004.
Interest income for the thirteen weeks ended December 25, 2005 was $2,065,000, an increase of $843,000 from the thirteen weeks ended December 26, 2004. The increase was primarily due to interest receivable on a tax refund noted below.
Interest expense for the thirteen weeks ended December 25, 2005 was $501,000, a decrease of $153,000 from the thirteen weeks ended December 26, 2004. The reduction was due to an increase in the amount of interest expense capitalized on higher capital expenditures during the first quarter of 2006.
Other income, net of other expenses, for the thirteen weeks ended December 25, 2005 was $1,252,000, an increase of $24,000 from the thirteen weeks ended December 26, 2004. Other income consists primarily of royalty income.
The income tax provisions for the thirteen weeks ended December 25, 2005 and December 26, 2004 were based on estimated effective tax rates for each fiscal year of 27% and 23%, respectively. These rates are below the statutory federal rate primarily due to our estimate of the benefit derived from the EIE provisions related to export of U.S. products. The estimated annual effective tax rate of 27% for the thirteen weeks ended December 25, 2005 was reduced by approximately 11% for the quarter by certain discrete items during the quarter, primarily the settlement of a state income tax audit of fiscal years 1991 through 1993, resulting in a 16% estimated effective tax rate reflected on the December 25, 2005 statement of operations.
Net income for the thirteen weeks ended December 25, 2005 was $6,046,000, compared to net income of $13,444,000 for the thirteen weeks ended December 26, 2004. The lower net income primarily was due to lower production efficiencies resulting from a shift in product mix toward advanced suspension assembly products that are typically more costly to produce in the ramp up to higher volume, higher research and development expenses, and increased selling, general and administrative expenses, discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents decreased from $33,733,000 at September 25, 2005 to $21,816,000 at December 25, 2005. Our securities available for sale decreased from $172,778,000 to $139,061,000 during the same period. Overall, this reflects a $47,584,000 decrease in our cash and cash equivalents and securities available for sale, primarily due to capital expenditures of $73,397,000 partially offset by $25,813,000 generated from operations.
On December 21, 2005, we entered into an amended and restated Loan Agreement with LaSalle Bank National Association, increasing our $10,000,000 unsecured credit facility to a $50,000,000 unsecured credit facility, which provides both revolving loans and letters of credit. As of December 25, 2005, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled approximately $1,764,000 as of such date, resulting in approximately $48,236,000 of remaining availability under the facility.
Cash used for capital expenditures totaled $73,397,000 for the thirteen weeks ended December 25, 2005, compared to $26,759,000 for the thirteen weeks ended December 26, 2004. We currently anticipate capital expenditures to total approximately $280,000,000 in 2006 primarily for both TSA suspension and TSA+ suspension manufacturing capacity, facilities and tooling, and for the development of new process technology. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents, securities available for sale, our credit facility and new financing.
Our capital expenditures are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives, process improvements to be incorporated in our manufacturing operations, and the rate at which our customers adopt new generations of higher performance disk drives and smaller read/write heads which may require new or improved process technologies. Anticipated capital expenditures may be adjusted during a fiscal year.
On July 15, 2005, our Board of Directors approved an expansion of our manufacturing facility located in Eau Claire, Wisconsin. We plan to add up to 70,000 square feet to our manufacturing facility and expect the expansion to cost between $25,000,000 and $30,000,000. We currently expect to complete this expansion in July 2006.
During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our manufacturing site in Eau Claire, Wisconsin, together with related equipment, for $12,924,000, including $5,069,000 paid in cash and the remainder by our assumption of a mortgage with a 7.15% interest rate that matures in April 2011.
In July 2004, our Board of Directors authorized the repurchase of up to two million shares of our common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. In 2004, we repurchased a total of 1,722,500 shares for a total cost of $39,252,000. The average price paid per share was $22.75. In 2005, we repurchased a total of 206,000 shares for a total cost of $5,747,000. The average price paid per share was $27.86. We did not repurchase any shares during the first quarter of 2006. We may still repurchase up to 71,500 shares under this repurchase program.
Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and restrict our ability to enter into certain types of financing. As of December 25, 2005, we were in compliance with all such covenants. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.
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
Revenue Recognition
In recognizing revenue in any period, we apply the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” as amended and codified by SAB No. 103, “Update and Codification of Staff Accounting Bulletins” (Codification of Staff Accounting Bulletins, Topic 13, “Revenue Recognition”), as amended by SAB No. 104, “Revision of Topic 13” (Codification of Staff Accounting Bulletins, Topic 13: “Revenue Recognition,” Section A–“Selected Revenue Recognition Issues”). We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements are set forth in Note 2 to our unaudited condensed consolidated financial statements and are incorporated herein by reference.
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
Increased demand for higher capacity drives, coupled with a slower rate of improvement in data density, tends to result in more disks, heads and suspension assemblies per disk drive. Industry analysts continue to expect disk drive shipments for calendar 2006 to grow about 14% to 427 million units compared with calendar 2005. In addition, we expect the average number of suspension assemblies used per disk drive to remain about flat with calendar 2005 at approximately 2.8 per drive in calendar 2006 and, as a result, expect industry-wide suspension assembly demand in 2006 to track the anticipated growth in disk drive shipments.
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
The miniaturization of disk drives, the development of smaller read/write heads, continuing improvement in data density and the increasing use of disk drives in consumer electronics applications will require even finer electrical conductors on the suspension assembly. Newer disk drives also may require additional electrical conductors. Our current TSA suspensions are produced using a subtractive process, and we are investing in extending our current process capabilities and in developing a new additive process and equipment to meet emerging industry specifications. While we do not expect to generate revenue from suspension assemblies produced utilizing an additive process in 2006, we will invest significantly in developing this capability and related capital equipment.
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
OTHER MATTERS
The American Jobs Creation Act of 2004 (“AJCA”) was signed into law on October 22, 2004. The AJCA contained two provisions that affect us. The first provision is the repeal of the EIE, which will be phased out on a calendar year basis with the benefit ending December 31, 2006. Due to the new law, we expect to have a decreased benefit from EIE.
The second provision of the AJCA that affects us is the introduction of a deduction for a percentage of income from domestic production activities. The deduction is limited in any fiscal year in which a taxpayer uses NOLs. For our fiscal year ending September 24, 2006, we do not expect any benefit from this deduction, as we will use NOLs.

The deduction is phased in on a fiscal year basis and will be fully phased in for our fiscal year ending September 25, 2011.
CONTRACTUAL OBLIGATIONS
The following table presents our contractual obligations at December 25, 2005 (in thousands):

	Payments due by period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Long-term debt	$157,426	$1,198	$2,667	$153,076	$485
Interest expense	16,291	3,867	7,462	4,955	7
Operating leases	27,456	11,230	13,882	2,344	—

Total	$201,173	$16,295	$24,011	$160,375	$492

At December 25, 2005, we were not party to any significant purchase obligations for goods or services.
OFF-BALANCE SHEET ARRANGEMENTS
Our unsecured credit facility with LaSalle Bank National Association provides for letters of credit. Any letters of credit outstanding under this facility will not be included on our balance sheet unless and until the beneficiary of the letter of credit draws upon it. Letters of credit outstanding under this facility totaled approximately $1,764,000 as of December 25, 2005, none of which have been drawn upon.
We currently have no unconsolidated special purpose entity arrangements.
FORWARD-LOOKING STATEMENTS
The statements above under the headings “General” and “Market Trends” about demand for and shipments of disk drives and suspension assemblies, the number of suspension assemblies used per disk drive, research and development spending and capital expenditures and disk drive and suspension assembly technology and development, the statements under the heading “General” about our average selling prices, inventory levels, gross margins, expected savings in depreciation and lease costs, our manufacturing capacity and funding of capital expenditures, facilities expansion, implementation of our new ERP system and our operating results, the statements above under the heading “Other Matters” about expected tax benefits, the statements above under the heading “Liquidity and Capital Resources” about capital expenditures, facilities expansion, capital resources and share repurchases, the statements below under the heading “Legal Proceedings” about securities and derivative litigation and intellectual property matters and the statements below under the heading “Risk Factors” about demand for and shipments of disk drives, suspension assemblies and suspension components, development of and investment in process capability and disk drive and suspension assembly technology and development, the development of new process capabilities and purchases of components, our future operating results, capital expenditures, including research and development spending, capital resources and the impact of changes in tax laws, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including a slowdown in demand for computer systems and consumer electronics, slower or faster customer acceptance and adoption of new product features, process capabilities, fluctuating order rates, faster or slower improvements in disk drive data densities and other technological advances which affect suspension assembly and component demand, changes in market consumption of disk drives or suspension assemblies, difficulties in producing our suspensions or suspension features at levels of precision, quality, variety, value and cost our customers require, difficulties in managing capacity, changes in required investment to increase manufacturing capacity, changes in product mix, changes in manufacturing efficiencies, changes in tax laws and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our credit facility with LaSalle Bank National Association carries interest rate risk, in connection with certain borrowings for which it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the credit facility, interest expense would increase or decrease accordingly. At December 25, 2005, there were no outstanding borrowings under the credit facility.
We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At December 25, 2005, we had fixed rate debt of $157,425,000.
We have not entered into derivative or other financial instruments for trading or speculative purposes or hedging transactions, other than four currency options, the largest of which was $450,000, to minimize our exposure to potential currency fluctuations associated with the underlying operating expenses of some of our offices overseas. All of our sales transactions in our Disk Drive Components Division are denominated in United States dollars and thus are not subject to risk due to currency exchange fluctuations. Certain sales transactions in our BioMeasurement Division may be denominated in foreign currencies.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
SECURITIES LITIGATION
As reported in our Annual Report on Form 10-K for the fiscal year ended September 25, 2005, our company and three of our present executive officers, two of whom are also directors, were named as defendants in two virtually identical actions, Robert J. Averdick v. Hutchinson Technology, Inc., Wayne M. Fortun, John A. Ingleman, and Jeffrey W. Green and Sam Somyoy Poovakaw v. Hutchinson Technology, Inc., Wayne M. Fortun, John A. Ingleman, and Jeffrey W. Green. Our company and six of our present executive officers, two of whom are directors, also were named in a third virtually identical action, Michael Huefner v. Hutchinson Technology, Jeffrey W. Green, Wayne M. Fortun, John A. Ingleman, Richard J. Penn, R. Scott Schaefer and Beatrice A. Graczyk. Each action was filed between September 9, 2005 and October 11, 2005 in the U.S. District Court for the District of Minnesota, and each action is a purported class action brought on behalf of all persons (except defendants) who purchased stock in the open market between October 4, 2004 and August 29, 2005. The complaints allege that the defendants made false and misleading public statements about our company, and our business and prospects, in filings with the SEC and press releases, and that the market price of our stock was artificially inflated as a result. The complaints allege claims under Sections 10(b) and 20(a) of the Exchange Act. The plaintiffs in all three cases seek compensatory damages on behalf of the alleged class, an award of attorneys’ fees and costs of litigation and unspecified equitable/injunctive relief. On November 8, 2005, motions were filed by two competing sets of plaintiffs and their respective counsel seeking to consolidate all of the actions and to appoint a lead plaintiff and lead counsel, and a hearing on the motions was held on December 1, 2005. We expect that, as a result of the motions, the court will consolidate the actions, appoint a lead plaintiff and one or more lead counsel and set a deadline for the lead plaintiff to file and serve a consolidated amended complaint.
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
DERIVATIVE LITIGATION
Our company, as a nominal defendant, all of our present directors and one of our officers were named as defendants in a purported derivative action, Saul Kopelowitz v. Wayne Fortun, et al., that was filed on December 14, 2005 in the U.S. District Court for the District of Minnesota. In the complaint, the shareholder-plaintiff alleges claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and misappropriation of information against the individual defendants arising out of the same events that are alleged in the federal securities actions that are described above. Essentially, the complaint asserts that breaches of duty by the individual defendants resulted in our company making false and misleading public statements, which in turn led to our company getting sued for federal securities fraud, which in turn has caused our company to suffer damages. The complaint seeks compensatory damages from the individual defendants for the loss allegedly sustained by our company, restitution and disgorgement of all profits, benefits and other compensation obtained by the individual defendants and an award of attorneys’ fees and costs of litigation. The defendants have not yet responded to the complaint. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive.
OTHER LITIGATION
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

ITEM 1A. RISK FACTORS
RISK FACTORS
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
Our continued success depends on our ability to develop and rapidly bring to volume production new products and product features that meet increasingly tighter performance specifications. A number of risks are inherent in this process. Increasingly tighter performance specifications, as well as transitions to new product platforms, initially can make suspension assemblies more difficult to manufacture and lower our overall manufacturing yields and efficiencies. This in turn can cause us to delay or miss product shipments. We also may incur higher manufacturing costs or we may need to change or develop new manufacturing processes. For example, in the second half of 2005, a shift in product mix toward advanced suspension assembly products that are typically more costly to produce in the ramp up to higher volume resulted in lower production efficiencies and lower gross profit as compared to the first half of 2005. We also are developing an additive process and adding associated capital equipment for producing future generations of suspension assemblies. If processes change, we may need to replace, modify or design, build and install equipment. These changes may require additional capital expenditures and increased development and support expenses, which may adversely impact our operating results.
Disk drive makers continue to expand their product lines to include drives offering performance characteristics optimized for specific applications, including a variety of consumer electronics applications. This is resulting in a proliferation of individual disk drive programs, each of which may require a different suspension assembly to meet a customer’s specific performance criteria. We expect to increase our research and development expenses in 2006 to approximately $50,000,000 to $60,000,000 from $36,829,000 in 2005 primarily due to investments in the development of new process capabilities and new products and product features. We expect these expenses to increase for the following new products:
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
Rapid technological change in the disk drive industry, as well as the expanding use of disk drives in a growing range of consumer electronics applications, has led to numerous suspension assembly design changes and tighter performance specifications. To maintain our position in the disk drive industry, we need to develop new process capabilities that we believe will be needed to achieve the ever increasing performance requirements of our customers. We are investing a substantial amount of engineering, financial, management and manufacturing resources to develop process capabilities, including additive processing of suspension assemblies, to meet these emerging specifications. Additive processing involves depositing a thin seed layer of copper onto a polyimide surface, then imaging and chemically plating up that seed layer in the shape of the desired circuitry to form the suspension’s electrical conductors. We do not expect to begin volume production of TSA+ suspensions using an additive process during 2006, and we may not be able to achieve volume production on a profitable basis, if at all.
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
We manufacture a wide variety of suspension assemblies with different selling prices and manufacturing costs. Disk drive makers continue to expand their product lines to include drives offering performance characteristics optimized for specific applications, including consumer electronics applications, which has resulted in a proliferation of individual disk drive programs. Our product mix varies weekly as market demand changes. In the third and fourth quarters of 2005, our mix changed to include a higher proportion of products that are more difficult to produce. Any substantial variation in product mix can lead to changes in utilization of our equipment and tooling, inventory obsolescence and overstaffing in certain areas, all of which could adversely impact our business, financial condition and results of operations.
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
We have at times in the past increased our production capacity and the overhead that supports production based on anticipated market demand, and in 2004, 2005 and in the first quarter of 2006 we added production capacity based on expected future demand. Anticipated market demand, however, has not always developed as expected or remained at a consistent level. As a result, we have underutilized our capacity in the past, and in 2000 and 2001, had asset impairment charges of $56,523,000 and $20,830,000, respectively, and we may underutilize our production capacity in the future. This underutilization decreases our profitability.
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
We may experience difficulties in the implementation of and transition to our new ERP system.
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
Although we supply nearly all domestic and foreign-based manufacturers of disk drives and manufacturers of disk drive components, sales to our five largest customers constituted 87% of net sales for the first quarter of 2006, 89% of net sales for 2005, 85% of net sales for 2004 and 81% of net sales for 2003. Over the years, the disk drive industry has experienced numerous consolidations. In December 2005, our customer Seagate Technology announced plans to acquire our customer Maxtor Corp. These consolidations, together with companies exiting the disk drive industry, result in fewer, but larger, customers for our products. The loss of market share by one of our major customers or the loss of one or more of our major customers for any reason, including the development by any one customer of the capability to produce suspension assemblies in high volume for its own products, a change in the type of suspension assembly used by a customer or the failure of a customer to pay its account balance with us, could have a material adverse effect on our results of operations.
Our business is capital intensive and we may not be able to obtain the capital we need to maintain or grow our business.
We will need significant funds over the next several years to achieve our long-term growth objectives. We would likely use these funds for capital expenditures, research and development, debt service and working capital. Our business is highly capital intensive. Our total capital expenditures were $73,397,000 for the first quarter of 2006, and $197,123,000 in 2005, $93,085,000 in 2004 and $52,023,000 in 2003. We currently anticipate spending approximately $280,000,000 on capital expenditures during 2006. In addition, research and development expenses were $36,829,000 in 2005, and we expect that they will total approximately $50,000,000 to $60,000,000 in 2006. The 2005 increases in capital expenditures and research and development expenses were primarily related to expansions of trace and photoetch manufacturing and investments in processes, tooling, equipment and facilities along with expenses related to customer-specific development efforts and process improvements.
Our capital expenditures are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives, process improvements to be incorporated in our manufacturing operations, and the rate at which our customers adopt new generations of higher performance disk drives and smaller read/write heads which may require new or improved process technologies. Anticipated capital expenditures may be adjusted during a fiscal year.
In December 2005, we amended and restated our loan agreement with LaSalle Bank National Association to increase our $10,000,000 unsecured credit facility to a $50,000,000 unsecured credit facility. We may pursue additional debt or equity financing or other forms of financing to supplement our current capital resources if needed in 2006 and beyond. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to maintain adequate capital or raise additional capital on reasonable terms or at all, if needed.
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
Disk drive manufacturers have been able to steadily increase data density, and we believe that they will continue to do so for the foreseeable future. Increasing data density permits drive manufacturers to use fewer disks in each disk drive, which in turn reduces the number of components they need, including suspension assemblies. From calendar 1999 through 2002, the rate of improvement in data density exceeded historical rates, and we estimate that the average number of suspension assemblies required per drive decreased from approximately 4.5 in calendar 1999 to approximately 2.5 in calendar 2002. This contributed to a decrease in our total suspension assembly shipments from 583 million in 1999 to 398 million in 2002. In calendar 2003, we estimate that the average number of suspension assemblies required per disk drive reached a low point of approximately 2.3, and in calendar 2004, we estimate the number increased only slightly to 2.4. In calendar 2005, we estimate it increased to 2.8, which benefited demand. If improvements in data density again begin to outpace growth in data storage capacity requirements, then demand for our suspension assemblies may decline and we may not be able to maintain or expand our suspension assembly business.

Our operating results are subject to fluctuations.
Our past operating results, and our gross margins, have fluctuated from fiscal period to period. We expect our future operating results and gross margins will continue to fluctuate from fiscal period to period. The following factors may cause these fluctuations:
•	changes in overall demand for our products;

•	changes in our manufacturing yields and related scrap recovery;

•	changes in our production efficiency;

•	changes in utilization of our production capacity;

•	increased costs when we start producing new products and features, and ramping high-volume production;

•	changes in the specific products our customers buy and features they require;

•	depreciation expense associated with adding production capacity;

•	changes in our selling prices;

•	changes in our manufacturing process, or problems related to our manufacturing process;

•	changes in our infrastructure costs and expected production and shipping costs, and how we control them;

•	technological changes (such as data density improvements) that reduce the number of suspension assemblies per drive required by drive makers;

•	long disruptions in operations at any of our plants or our customers’ plants for any reason; and

•	changes in the cost of, or limits on, available materials and labor.
Our overall operating results in 2005 were favorably impacted by increased demand for data storage in traditional computing applications as well as in consumer electronics applications, a flat rate of improvement in data density requiring additional disks to achieve the higher storage capacity required for many disk drive applications and our share positions on the types of disk drives in particularly high demand. During the fourth quarter of 2005, however, our operating results were impacted by lighter demand, increased depreciation costs, a shift in product mix toward advanced suspension assembly products that are typically more costly to produce in the ramp-up to higher volume (partially offset by a related increase in our scrap recovery) and increased labor expenses. We continue to have limited visibility for future demand. If customer demand for suspension assemblies weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected.
We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our “vendor managed inventory” (VMI) facilities. Certain agreements with our customers provide that we maintain minimum finished goods inventory levels. Due to the higher demand we experienced during the first three quarters of 2005, our finished goods inventory levels were low. Although we have been able to maintain our finished goods inventory at an acceptable level since the fourth quarter of 2005 (by building additional suspension assemblies beyond our customers’ immediate demand), we currently forecast that our finished goods inventory will decrease through the second quarter of 2006. Our customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.
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
We may have difficulty obtaining an adequate supply of raw materials that meet our strict specifications at reasonable prices.
Certain types of stainless steel, as well as covercoat and liquid photoresist (liquid compounds used in our manufacturing process), are currently single-sourced because the raw materials provided by these sources meet our strict specifications. We have chosen to obtain certain other materials, including a laminate constructed from raw material that contains stainless steel, polyimide and copper, from a limited set of sources because of quality and pricing considerations. If we were not able to obtain an adequate supply of these materials from our current suppliers, we could experience production delays and quality problems. The price we pay for stainless steel and laminate periodically is reset and can fluctuate with changes in the value of the Japanese yen, which will impact our costs. If we could not obtain the materials referred to above in the necessary quantities, with the necessary quality and at reasonable prices, our business, financial condition and results of operations could be materially adversely affected.
Competing process capabilities and storage technology may reduce demand for our products.
Certain of our customers use, or may consider using, alternative interconnect technologies that compete with the electrical interconnect features of our TSA suspension assemblies. We cannot be sure that our customers will continue to select TSA suspensions for design into their products instead of alternative interconnect technologies, such as deposition circuitry, produced using an additive process, and flexible circuitry. We are currently developing process capabilities to produce suspension assemblies using an additive process. If we are unable to develop additive process capabilities or qualify this new process capability with our customers in time to meet market requirements or if our customers accept other suspension technologies that compete with TSA suspensions, our business, financial condition and results of operations could be materially adversely affected.
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
Our BioMeasurement Division has developed a medical device called the InSpectra system that uses an optical technology to measure local, rather than systemic, oxygen saturation of hemoglobin in tissue. During 2002, we sold our first units, and subsequently we have sold this device to researchers and early adopters in key trauma centers. During 2005, 15 independent clinical studies using the InSpectra system were completed in the United States and Europe. Our current research efforts in the BioMeasurement Division focus on clinical studies. Operating losses for our BioMeasurement Division were $2,835,000 in the first quarter of 2006 and $8,688,000, $6,951,000 and $5,979,000 for 2005, 2004 and 2003, respectively. We do not expect to generate significant revenue from this device during 2006. We expect operating losses in the BioMeasurement Division to continue for the foreseeable future, which will negatively impact our financial condition and results of operations.
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
Servicing and repaying our existing debt may constrain our future operations.
Our ratio of total debt to total capitalization at December 25, 2005 and September 25, 2005 was 21.9% and 21.4%, respectively. Our ability to satisfy our obligations to pay interest and to repay debt is dependent on our future performance. Our performance depends, in part, on prevailing economic conditions and financial, business and other factors, including factors beyond our control. To the extent that we use a substantial portion of our cash flow from operations to pay the principal of, and interest on, our indebtedness, that cash flow will not be available to fund future operations and capital expenditures. Our debt level also may limit our ability to obtain additional financing to fund future capital expenditures, debt service, research and development, working capital and other general corporate requirements. It also could make us more vulnerable to general economic downturns and competitive pressures. We cannot be sure that our operating cash flow will be sufficient to fund our future capital expenditure, research and development and debt service requirements or to fund future operations.
Our financing agreements contain restrictive covenants with which we may not be able to comply.
We have entered into financing agreements that contain restrictive financial covenants. These covenants require us, among other things, to maintain certain minimum financial ratios, including fixed charge coverage, interest coverage, tangible net worth and leverage ratios, and also impose certain limitations on additional indebtedness, leases, guarantees, share repurchases and the payment of dividends. Our ability to comply with restrictive financial covenants depends upon our future operating performance. Our future operating performance depends, in part, on general industry conditions and other factors beyond our control. We cannot be sure that we will be able to comply with these covenants in the future, and we may not be successful in renegotiating our financing agreements or otherwise obtaining relief from these covenants. If we default under some or all of our financing agreements, our lenders may require that we immediately repay the full outstanding amount we owe to them. In such event, we may have to pursue alternative financing arrangements. If we are not in compliance with restrictive covenants in our financing agreements at the end of any fiscal quarter, our future results of operations and liquidity could be materially adversely affected.

We have been named as a defendant in securities class action litigation which may result in substantial costs and divert management’s attention and resources.
As described in “Legal Proceedings” in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, a number of shareholder class action suits have been filed naming us and certain of our officers and directors as co-defendants. A related derivative action has been filed naming us, certain of our officers and our directors as co-defendants. As is often the case in securities class action litigation, the SEC has requested information from us with respect to some of the allegations in the litigation. We are not able to predict the ultimate outcome of this litigation. It is possible that this litigation could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could harm our business.
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

ITEM 6. EXHIBITS
(A) EXHIBITS:
Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act, as amended, are located under SEC file number 0-14709.

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).

3.2	Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/27/04).

4.1	Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the SEC upon request copies of instruments with respect to long-term debt.

4.2	Share Rights Agreement dated as of 7/19/00, between HTI and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI’s Registration Statement on Form 8-A, dated 7/24/00).

4.3	Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).

10	Amended and Restated Loan Agreement dated as of 12/21/05 between HTI and LaSalle Bank National Association (incorporated by reference to Exhibit 10 to HTI’s Current Report on Form 8-K filed 12/28/05).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED

Date: January 18, 2006	By	/s/Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date: January 18, 2006	By	/s/John A. Ingleman

John A. Ingleman
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.		Page
3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).	Incorporated by Reference

3.2	Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/27/04).	Incorporated by Reference

4.1	Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the SEC upon request copies of instruments with respect to long-term debt.

4.2	Share Rights Agreement dated as of 7/19/00, between HTI and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI’s Registration Statement on Form 8-A, dated 7/24/00).	Incorporated by Reference

4.3	Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).	Incorporated by Reference

10	Amended and Restated Loan Agreement dated as of 12/21/05 between HTI and LaSalle Bank National Association (incorporated by reference to Exhibit 10 to HTI’s Current Report on Form 8-K filed 12/28/05).	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically