Form 10-Q
period 2006-03-26
HUTCHINSON TECHNOLOGY INC
filed 2006-05-04
CIK 772897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           MARCH 26, 2006
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
As of May 1, 2006 the registrant had 25,649,716 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except shares and per share data)

	March 26,	September 25,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$49,287	$33,733
Securities available for sale	321,581	172,778
Trade receivables, net	87,019	85,019
Other receivables	10,031	11,181
Inventories	74,547	54,780
Deferred tax assets (Note 7)	7,293	7,206
Other current assets (Note 8)	6,901	5,430

Total current assets	556,659	370,127
Property, plant and equipment, net	427,368	350,520
Deferred tax assets (Note 7)	58,697	61,078
Other assets (Note 8)	20,296	17,813

	$1,063,020	$799,538

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long-term debt	$1,208	$—
Accounts payable	67,835	56,128
Accrued expenses	13,445	13,238
Accrued compensation	25,455	24,873

Total current liabilities	107,943	94,239
Convertible subordinated notes	375,000	150,000
Long-term debt, net of current portion	5,928	—
Other long-term liabilities	2,465	2,760
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 25,617,000 and 25,450,000 issued and outstanding	256	254
Additional paid-in capital	395,779	390,680
Accumulated other comprehensive loss	(582)	(712)
Accumulated earnings	176,231	162,317

Total shareholders’ investment	571,684	552,539

	$1,063,020	$799,538

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 26,	March 27,	March 26,	March 27,
	2006	2005	2006	2005
Net sales	$185,926	$158,043	$370,553	$303,661
Cost of sales	144,431	110,355	289,391	215,023

Gross profit	41,495	47,688	81,162	88,638
Research and development expenses	13,370	8,301	26,117	15,919
Selling, general and administrative expenses	21,344	21,174	43,857	39,981

Income from operations	6,781	18,213	11,188	32,738
Interest and other income, net	4,425	2,557	7,742	5,008
Interest expense	(1,972)	(587)	(2,473)	(1,241)

Income before income taxes	9,234	20,183	16,457	36,505
Provision for income taxes (Note 7)	1,361	5,046	2,538	7,923

Net income	$7,873	$15,137	$13,919	$28,582

Basic earnings per share	$0.31	$0.60	$0.54	$1.14

Diluted earnings per share	$0.28	$0.51	$0.50	$0.98

Weighted average common shares outstanding	25,612	25,184	25,573	24,971

Weighted average common and diluted shares outstanding	30,939	30,819	30,866	30,571

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Twenty-Six Weeks Ended
	March 26,	March 27,
	2006	2005
OPERATING ACTIVITIES:
Net income	$13,919	$28,582
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	56,537	29,706
Stock-based compensation	1,926	—
Provision for deferred taxes (Note 7)	2,369	5,744
Loss on disposal of assets	196	11
Changes in operating assets and liabilities (Note 11)	(105)	9,854

Cash provided by operating activities	74,842	73,897

INVESTING ACTIVITIES:
Capital expenditures	(131,962)	(64,252)
Purchases of marketable securities	(713,483)	(93,257)
Sales of marketable securities	564,735	85,878

Cash used for investing activities	(280,710)	(71,631)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	3,170	14,142
Net proceeds from issuance of convertible subordinated notes	218,971	—
Repayment of long-term debt	(719)	—

Cash provided by financing activities	221,422	14,142

Net increase in cash and cash equivalents	15,554	16,408

Cash and cash equivalents at beginning of period	33,733	33,704

Cash and cash equivalents at end of period	$49,287	$50,112

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Columnar dollar amounts in thousands, except per share amounts)
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
(1) BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of our management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we suggest that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our latest Annual Report on Form 10-K. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.
(2) ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“FAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. FAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). In April 2005, the FASB delayed the effective date of FAS 123(R) to fiscal years beginning after June 15, 2005. Effective September 26, 2005, we adopted the provisions of FAS 123(R) using the modified-prospective transition method. As a result of adopting FAS 123(R), we recognized $776,000 of compensation expense for the thirteen weeks ended March 26, 2006 or $1,926,000 of compensation expense for the twenty-six weeks ended March 26, 2006. Results for prior periods have not been restated. See Note 12 in the notes to condensed consolidated financial statements.
(3) BUSINESS AND CUSTOMERS
We are the world’s leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. We developed our leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. We are focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. To further assure a readily available supply of products to our customers, we sell etched and stamped component-level suspension assembly parts, such as flexures and baseplates, to competing suspension assembly manufacturers. We also are engaged in the development and production of products for the medical device market, but do not expect to generate significant revenue from these products during 2006.

A breakdown of customer sales is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 26,	March 27,	March 26,	March 27,
	2006	2005	2006	2005
Percentage of Net Sales

Five Largest Customers	87%	87%	88%	88%

Sales to Major Customers:
SAE Magnetics, Ltd./TDK	28%	28%	28%	29%
Alps Electric Co., Ltd.	23	20	22	21
Western Digital Corporation	14	20	16	21
Seagate Technology LLC	13	8	13	7
Innovex, Inc.	9	11	9	9
Fujitsu Limited	5	8	5	8
(4) TRADE RECEIVABLES
We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $87,019,000 at March 26, 2006 and $85,019,000 at September 25, 2005 are net of allowances of $1,678,000 and $1,212,000, respectively. As of March 26, 2006, allowances of $1,678,000 consisted of an $899,000 allowance for doubtful accounts and a $779,000 allowance for sales returns. As of September 25, 2005, allowances of $1,212,000 consisted of a $616,000 allowance for doubtful accounts and a $596,000 allowance for sales returns.
We generally warrant that the disk drive products sold by us will be free from defects in materials and workmanship for a period of one year or less following delivery to the customer. Upon determination that such products sold are defective, we typically accept the return of such products and refund the purchase price to the customer. We record a provision against revenue for estimated returns on sales of our products in the same period that the related revenues are recognized. We base the allowance on historical product returns, as well as existing product return authorizations. The following table reconciles the changes in our allowances for sales returns under warranties:

	Increases in the	Reductions in the
September 25,	allowance related to	allowance for returns	March 26,
2005	warranties issued	under warranties	2006
$596	$3,664	$(3,481)	$779
(5) INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at March 26, 2006 and September 25, 2005:

	March 26,	September 25,
	2006	2005
Raw materials	$20,263	$15,410
Work in process	19,992	13,780
Finished goods	34,292	25,590

	$75,547	$54,780

(6) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed (i) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“FAS 128”), using the treasury stock method for outstanding stock options and the if-converted method for the $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010, and (ii) in accordance with EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” for the $225,000,000 aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”), and is calculated to compute the dilutive effect of potential common shares using net income available to common shareholders. A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 26,	March 27,	March 26,	March 27,
	2006	2005	2006	2005
Net income	$7,873	$15,137	$13,919	$28,582
Plus: interest expense on convertible subordinated notes	1,008	1,008	2,017	2,017
Less: additional profit-sharing expense and income tax provision	235	328	564	596

Net income available to common shareholders	$8,646	$15,817	$15,372	$30,003

Weighted average common shares outstanding	25,612	25,184	25,573	24,971
Dilutive potential common shares	5,327	5,635	5,293	5,600

Weighted average common and diluted shares outstanding	30,939	30,819	30,866	30,571

Basic earnings per share	$0.31	$0.60	$0.54	$1.14

Diluted earnings per share	$0.28	$0.51	$0.50	$0.98

(7) INCOME TAXES
The following table details the significant components of our deferred tax assets:

	March 26,	September 25,
	2006	2005
Current deferred tax assets:
Receivable allowance	$613	$443
Inventories	3,614	2,997
Accruals and other reserves	3,066	3,766

Total current deferred tax assets	7,293	7,206

Long-term deferred tax assets:
Property, plant and equipment	22,600	19,782
Deferred income	1,280	208
Tax credits	19,140	18,370
Net operating loss carryforwards	20,844	27,763
Valuation allowance	(5,167)	(5,045)

Total long-term deferred tax assets	58,697	61,078

Total deferred tax assets	$65,990	$68,284

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 26, 2006, our deferred tax assets included $19,140,000 of unused tax credits, $5,414,000 of which can be carried forward indefinitely and $13,726,000 of which begin to expire at various dates beginning in 2009. At March 26, 2006, our balance sheet included $20,844,000 of deferred tax assets related to net operating loss (“NOL”) carryforwards which will begin to expire in 2018. As of March 26, 2006 we had an estimated NOL carryforward of approximately $54,044,000 for United States federal tax return purposes. A portion of the credits and NOL carryforwards may be subject to an annual limitation under United States Internal Revenue Code Section 382. A valuation allowance of $5,167,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire.
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
During the first quarter of 2006, we settled a state income tax audit for fiscal years 1991 through 1993, resulting in a net refund of income taxes and interest. As a result of the settlement, a net income tax benefit of $386,000 was recognized.
(8) OTHER ASSETS
During the second quarter of 2002, we prepaid $26,000,000 related to a technology and development agreement. As of March 26, 2006, the unamortized portion of the prepayment was $13,121,000, of which $3,939,000 was included in “Other current assets” and $9,182,000 was included in “Other assets” on the accompanying condensed consolidated balance sheet. The unamortized portion is being amortized over the remaining term of the agreement which ends in 2010.

(9) LONG-TERM DEBT
In January 2006, we issued the 3.25% Notes pursuant to the Indenture dated as of January 25, 2006 (the “Indenture”). Interest on the 3.25% Notes will be payable on January 15 and July 15 of each year, beginning on July 15, 2006. Issuance costs of $6,029,000 have been capitalized and will be amortized over seven years, in consideration of the holders’ability to require us to repurchase all or a portion of the 3.25% Notes on January 15, 2013, as described below.
We have the right to redeem for cash all or a portion of the 3.25% Notes on or after January 21, 2011 at specified redemption prices, as provided in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Holders of the 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash on January 15, 2013, January 15, 2016 and January 15, 2021, or in the event of a fundamental change, at a purchase price equal to 100% of the principal amount of the 3.25% Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the purchase date.
Under certain circumstances, holders of the 3.25% Notes may convert their 3.25% Notes based on a conversion rate of 27.4499 shares of our common stock per $1,000 principal amount of 3.25% Notes (which is equal to an initial conversion price of approximately $36.43 per share), subject to adjustment. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of 3.25% Notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the Indenture, of the number of shares of our common stock equal to the conversion rate. If the conversion value exceeds $1,000, we also will deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. If a holder elects to convert their 3.25% Notes in connection with a fundamental change that occurs prior to January 21, 2011, we will pay, to the extent described in the Indenture, a make whole premium by increasing the conversion rate applicable to such 3.25% Notes.
(10) SHAREHOLDERS’ EQUITY
In July 2004, our Board of Directors authorized the repurchase of up to two million shares of our common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. In 2004, we repurchased a total of 1,722,500 shares for a total cost of $39,252,000. The average price paid per share was $22.75. In 2005, we repurchased a total of 206,000 shares for a total cost of $5,747,000. The average price paid per share was $27.86. No shares were repurchased during the twenty-six weeks ended March 26, 2006. We may still repurchase up to 71,500 shares under this repurchase program.

(11) SUPPLEMENTARY CASH FLOW INFORMATION

	Twenty-Six Weeks Ended
	March 26,	March 27,
	2006	2005
Changes in operating assets and liabilities:
Receivables, net	$(850)	$(9,588)
Inventories	(19,767)	(533)
Other assets	(1,609)	1,607
Accounts payable and accrued expenses	22,416	18,566
Other non-current liabilities	(295)	(198)

	$(105)	$9,854

Cash paid for:
Interest (net of amount capitalized)	$1,688	$882
Income taxes	401	394
Non-cash investing activities:
Capital expenditures in accounts payable	17,906	18,757
Capitalized interest for the twenty-six weeks ended March 26, 2006 was $1,263,000 compared to $806,000 for the twenty-six weeks ended March 27, 2005. Interest is capitalized, using an overall borrowing rate, for assets that are being constructed or otherwise produced for our own use. Interest capitalized during the twenty-six weeks ended March 26, 2006 was primarily for increases in both TSA suspension and TSA+ suspension production capacity, process technology and capability improvements, new program tooling, new business systems and facility construction.
During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our Eau Claire, Wisconsin manufacturing site, together with related equipment, for $12,924,000, which included the assumption of a mortgage by us.

Purchase price of building and related equipment acquired	$12,924
Cash paid for building and related equipment	(5,069)

Mortgage assumed	$7,855

At March 26, 2006, the mortgage balance totaled $7,282,000.
(12) STOCK-BASED COMPENSATION
We have an employee stock purchase plan that provides for the sale of our common stock at discounted purchase prices. The cost per share under this plan is 85% of the lesser of the fair market value of our common stock on the first or last day of the purchase period, as defined.
We have two stock option plans under which options have been granted to employees, including our officers and directors, at a price not less than the fair market value of our common stock at the date the options were granted. Options under one plan are no longer granted because the maximum number of shares available for option grants under such plan has been reached. Under the other plan, options also may be granted to certain non-employees at a price not less than the fair market value of our common stock at the date the options are granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of our Board of Directors that administers the plans. Options granted under the plans prior to November 2005 generally are exercisable one year from the date of grant. Options granted under the plans in November 2005 are exercisable two to three years from the date of grant.
Effective September 26, 2005, we adopted FAS 123(R), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values over the requisite service period. We elected to utilize the modified-prospective transition method as permitted by FAS 123(R). Under this transition method, stock-based compensation expense for the thirteen weeks ended March 26, 2006 includes:
•	compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of September 25, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”; and

•	compensation expense for all stock-based compensation awards granted subsequent to September 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).
We recorded $776,000 and $1,926,000 for the thirteen weeks and twenty-six weeks ended March 26, 2006, respectively, of related stock-based compensation expense, included in general and administrative expenses. In accordance with FAS 123(R), there was no tax benefit from recording this non-cash expense as such benefits will be recorded upon utilization of our NOLs. For the thirteen weeks and twenty-six weeks ended March 26, 2006, the compensation expense reduced both basic and diluted earnings per share by approximately $0.02 and $0.04, respectively. In accordance with the modified-prospective transition method of FAS 123(R), results for prior periods have not been restated.
As of March 26, 2006, $5,683,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately thirty-two months.
Prior to adopting FAS 123(R), we accounted for stock-based compensation under APB 25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the year-ago periods.

	Thirteen Weeks	Twenty-Six Weeks
	Ended	Ended
	March 27,	March 27,
	2005	2005
Net income — as reported	$15,137	$28,582
Stock-based employee compensation determined under the fair value based method, net of related tax effects	941	2,087

Net income — pro forma	$14,196	$26,495

Income per common equivalent share:
Basic — as reported	$0.60	$1.14
Diluted — as reported	$0.51	$0.98

Basic — pro forma	$0.56	$1.06
Diluted — pro forma	$0.48	$0.91
We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the twenty-six weeks ended March 26, 2006 and March 27, 2005 were $14.90 and $15.01, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Twenty-Six Weeks Ended
	March 26,	March 27,
	2006	2005
Risk-free interest rate	4.5%	3.9%
Expected volatility	45%	41%
Expected life (in years)	7.4	6.0
Dividend yield	—	—
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered both historical data and observable market prices of similar equity instruments in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.
Option transactions during the twenty-six weeks ended March 26, 2006 are summarized as follows:

	Number of	Weighted-Average
	Shares	Exercise Price ($)
Outstanding at September 25, 2005	2,790,631	24.38
Granted	453,000	27.48
Exercised	(97,460)	16.58
Canceled	(4,450)	31.59

Outstanding at March 26, 2006	3,141,721	25.06

Options exercisable at March 26, 2006	2,687,721	24.64
The following table summarizes information concerning currently outstanding and exercisable stock options.

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-
Range of	Number	Contractual	Average	Number	Weighted-Average
Exercise Prices ($)	Outstanding	Life (yrs.)	Exercise Price ($)	Exercisable	Exercise Price ($)
14.81 to 15.44	11,500	4.8	15.30	11,500	15.30
17.02 to 17.33	284,805	0.7	17.33	284,805	17.33
18.75	308,330	3.6	18.75	308,330	18.75
19.05 to 19.13	288,210	4.7	19.12	288,210	19.12
20.19 to 21.64	323,765	5.7	21.64	323,765	21.64
23.29 to 24.77	592,982	5.1	24.70	592,982	24.70
27.00 to 30.28	646,694	7.7	28.13	193,694	29.65
32.05 to 45.06	685,435	7.9	32.78	684,435	32.78

14.81 to 45.06	3,141,721	5.7	25.06	2,687,721	24.64

(13) LEGAL CONTINGENCIES
Securities Litigation
Our company and three of our present executive officers, two of whom are also directors, were named as defendants in two actions,

and our company and six of our present executive officers, two of whom are directors, also were named in a third action, each of which was filed in the U.S. District Court for the District of Minnesota between September 9, 2005 and October 11, 2005. The three actions subsequently were consolidated, and a lead plaintiff and lead counsel were appointed by the Court. On May 1, 2006, the lead plaintiff served a Consolidated Complaint that purports to be brought on behalf of a class of all persons (except defendants) who purchased our stock in the open market between October 4, 2004 and August 29, 2005 (the “class period”). The Consolidated Complaint alleges that the defendants made false and misleading public statements about our company, and our business and prospects, in press releases and SEC filings during the class period, and that the market price of our stock was artificially inflated as a result. The Consolidated Complaint alleges claims under Sections 10(b) and
20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Consolidated Complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief. Defendants must respond to the Consolidated Complaint by June 30, 2006.
We believe that we, and the other defendants, have meritorious defenses to the claims made in the Consolidated Complaint and we intend to contest the lawsuit vigorously. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs may not be reasonably estimated at this time. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including our cash flows.
Derivative Litigation
Our company, as a nominal defendant, all of our present directors and one of our officers were named as defendants in a purported derivative action, Saul Kopelowitz v. Wayne Fortun, et al., that was filed on December 14, 2005 in the U.S. District Court for the District of Minnesota. In the complaint, the shareholder-plaintiff alleged claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and misappropriation of information against the individual defendants arising out of the same events that are alleged in the federal securities actions described above. Essentially, the complaint asserted that breaches of duty by the individual defendants resulted in our company making false and misleading public statements, which in turn led to the federal securities fraud litigation described above, which in turn caused our company to suffer damages. The complaint sought compensatory damages from the individual defendants for the loss allegedly sustained by our company, restitution and disgorgement of all profits, benefits and other compensation obtained by the individual defendants and an award of attorneys’ fees and costs of litigation. On February 21, 2006, defendants moved to dismiss the complaint. On April 25, 2006, the parties agreed that the action should be voluntarily dismissed without prejudice and without costs, and a stipulation of voluntary dismissal without prejudice was filed.
Other Litigation
We and certain users of our products have from time to time received, and may in the future receive, communications from third parties asserting patents against us or our customers which may relate to certain of our manufacturing equipment or products or to products that include our products as a component. In addition, certain of our customers have been sued on patents having claims closely related to products sold by us. If any third party makes a valid infringement claim and a license was not available on terms acceptable to us, our operating results could be adversely affected. We expect that, as the number of patents issued continues to increase, and as we grow, the volume of intellectual property claims could increase. We may need to engage in litigation to enforce patents issued or licensed to us, protect trade secrets or know-how owned by us or determine the enforceability, scope and validity of the intellectual property rights of others. We could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on our results of operations.
We are a party to certain claims arising in the ordinary course of business. In the opinion of our management, the outcome of such claims will not materially affect our current or future financial position or results of operations.

(14) OTHER MATTERS
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
(15) SEGMENT REPORTING
We follow the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). FAS 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way our management organizes our operating segments for making operating decisions and assessing financial performance. We consider our chief operating decision-maker to be the Chief Executive Officer.
We have determined that we have two reportable segments: the Disk Drive Components Division and the BioMeasurement Division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our most recent Annual Report on Form 10-K.
The following table represents net sales and operating income (loss) for each reportable segment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 26,	March 27,	March 26,	March 27,
	2006	2005	2006	2005
Net sales:
Disk Drive Components Division	$185,846	$157,939	$370,420	$303,419
BioMeasurement Division	80	104	133	242

	$185,926	$158,043	$370,553	$303,661

Income (loss) from operations:
Disk Drive Components Division	$10,201	$20,178	$17,444	$36,359
BioMeasurement Division	(3,420)	(1,965)	(6,256)	(3,621)

	$6,781	$18,213	$11,188	$32,738

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

HUTCHINSON TECHNOLOGY INCORPORATED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our shipments of suspension assemblies in 2005 were 719 million, 34% higher than our shipments in 2004. This increase was due to strong demand for suspension assemblies resulting from increased shipments for disk drives, demand for data storage outpacing the rate of improvement in data density for disk drives in mass production and our share positions on types of disk drives in particularly high demand. For calendar 2005, IDC has reported that disk drive shipments reached 381 million units, an increase of about 24% from calendar 2004. Industry analysts continue to expect disk drive unit shipments for calendar 2006 to grow in the range of 12% to 17% compared with calendar 2005. The growth in disk drive shipments is resulting from increased demand for data storage in traditional computing applications as well as in consumer electronics applications.
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
Our suspension assembly shipments in 2005 also benefited from our share positions on customer disk drive programs that were ramping to volume. These included higher capacity disk drives for computing applications such as near-line storage, as well as consumer electronics applications, such as personal video recorders.
Shipments of suspension assemblies in the first three quarters of 2005 were 175 million, 181 million and 188 million, respectively. Our shipments increased by about 25 million suspension assemblies in the first quarter of 2005 over the prior quarter, primarily from an increase in demand and an increase in the average number of suspension assemblies per disk drive. During the second and third quarters of 2005, our shipments continued to increase due to strong demand for suspension assemblies for higher capacity disk drives used in server and consumer electronics applications, such as personal video recorders. During the fourth quarter of 2005, we shipped 175 million suspension assemblies as some customers reduced their demand due to their excess suspension assembly inventory levels.
During the first and second quarters of 2006, we shipped 207 million and 205 million suspension assemblies, an increase of 19% and 14%, respectively, over the comparable 2005 quarters, due to overall growth in storage demand, growth in disk drive shipments and our share positions on customer disk drive programs ramping up to volume. We anticipate shipments for the third quarter of 2006 will be flat to slightly down compared with the 2006 second quarter. We continue to have limited visibility for future demand.
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
In 2004, our average selling prices declined as a result of planned price reductions triggered by higher volumes of certain suspension assemblies, as well as changes in the mix of products we sold. In 2005, our average selling prices increased as a result of ramp ups on new customer programs and a mix of products sold with finer electrical conductors or value-added features such as dual stage actuation, clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers and laminated loadbeams. We anticipate 2006 third quarter overall average selling prices to range from $0.85 to $0.86.
We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our “vendor managed inventory” (VMI) facilities. Certain agreements with our customers also provide that we maintain minimum finished goods inventory levels for them. Our customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.
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
Gross margin was 28% in 2005. Higher production efficiencies during the first half of 2005 were offset by lower production efficiencies during the second half of the year resulting from a shift in product mix toward advanced suspension assembly products that are typically more costly to produce in the ramp up to higher volume. Our gross margin for the second quarter of 2006 was 22% compared with 21% in the preceding quarter and 30% in the 2005 second quarter. The shift in our product mix toward more advanced suspension assemblies that are typically more costly to produce, has dampened our margins. In addition, since the third quarter of 2005, we have experienced higher overhead costs as we have added capacity. Although we continue to have limited visibility for future demand, we expect our gross margin to range from 19% to 21% of net sales for the third quarter of 2006.
Our suspension assembly business is capital intensive. We continue to add capacity to meet expected increases in customer demand and expected shifts in product mix. We currently believe this requires equipment capacity that exceeds suspension assembly demand by 10% to 15%. In addition, we are expanding our manufacturing facility located in Eau Claire, Wisconsin by adding a production bay with an above-ground footprint of approximately 70,000 square feet. For 2005, capital expenditures for the year totaled $197,123,000. For the twenty-six weeks ended March 26, 2006, our capital expenditures were $131,962,000. We currently expect our capital expenditures to total approximately $260,000,000 in 2006 primarily for additions to both TSA suspension and TSA+ suspension manufacturing capacity, facilities and tooling, and for the development of new process technology. We expect to fund capital expenditures with cash generated from operations, our current cash, cash equivalents, securities available for sale, our credit facility or additional financing as needed.
Our capital expenditures are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives, process improvements to be incorporated in our manufacturing operations, and the rate at which our customers adopt new generations of higher performance disk drives and next generation read/write technology and head sizes which may require new or improved process technologies. Anticipated capital expenditures may be adjusted during a fiscal year.
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
In 2005, we significantly increased our research and development spending over the prior year to develop new process technologies for next-generation products and equipment. We spent $36,829,000 on research and development in 2005 compared to $28,258,000 in 2004. For the twenty-six weeks ended March 26, 2006, we spent $26,117,000 on research and development. The disk drive industry is intensely competitive, and our customers’ operating results are dependent on being the first-to-market and first-to-volume with new products at a low cost. Our development efforts typically enable us to shorten development cycles and achieve high volume output per manufacturing unit more quickly than our competitors, and are an important factor in our success. The next generation of smaller disk drives and next-generation read/write technology and head sizes will require finer electrical conductors on the suspension assembly. We are continuing to invest in extending the capabilities of our existing processes and adding associated capital equipment for manufacturing TSA suspension assemblies to meet escalating customer requirements for precision and performance. As of March 26, 2006, we held 159 United States patents and 49 foreign patents, and we had 81 patent applications pending in the United States and 23 patent applications pending in other countries.
We are developing an additive process and adding associated capital equipment for producing future generations of suspension assemblies, known as TSA+ suspension assemblies. Additive processing involves depositing a thin seed layer of copper onto a polyimide surface and then imaging and chemically plating up that seed layer to form the suspension’s electrical conductors. Our ability to develop this process to accommodate further conductor miniaturization, and the rate at which our customers adopt next-generation read/write heads, will largely determine the pace of our transition to an additive process and the volume of products we manufacture using the process. We do not expect to begin volume production of TSA+ suspension assemblies during 2006. In the interim, if any of our customers require that the suspension assembly used in their products contain flexures manufactured through additive processing, we will purchase these components. If our development of additive process capabilities is delayed for any reason or if suspension assemblies cannot be produced profitably in the quantities and to the specifications required by our customers, we also may need to purchase some components manufactured through additive processing.
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
In addition to increases in suspension assembly demand, improvements to our gross margins and operating margins will depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. Our business is capital intensive and requires a high level of fixed costs. Our margins are sensitive to our level of fixed costs as well as changes in volume, product mix and capacity utilization. As part of our efforts to improve our operating results, we may need to increase or decrease our overall employment level to meet customer requirements. Our overall employment level was 3,850 at the end of 2004; 5,310 at the end of 2005; and 5,780 at the end of the second quarter of 2006.
RESULTS OF OPERATIONS
Thirteen Weeks Ended March 26, 2006 vs. Thirteen Weeks Ended March 27, 2005
Net sales for the thirteen weeks ended March 26, 2006 were $185,926,000, an increase of $27,883,000 or 18% from the thirteen weeks ended March 27, 2005. Suspension assembly sales increased $23,352,000 from the thirteen weeks ended March 27, 2005, as a result of a 14% increase in suspension assembly unit shipments and a 2% increase in average selling prices for our suspension assemblies. The increase in unit shipments was due to overall growth in storage demand, growth in disk drive shipments and our share positions on customer disk drive programs currently ramping to volume. Sales of suspension assembly components to other suspension assembly manufacturers were $8,385,000, an increase of $4,230,000 from the thirteen weeks ended March 27, 2005.
Gross profit for the thirteen weeks ended March 26, 2006 was $41,495,000, compared to $47,688,000 for the thirteen weeks ended March 27, 2005. Gross profit as a percent of net sales decreased from 30% to 22%. The decrease in gross profit as a percent of net sales was primarily due to increases in depreciation, lower production efficiencies resulting from a shift in product mix toward advanced suspension assembly products that are typically more costly to produce in the ramp up to higher volume, increases in labor expenses and higher material costs.
Research and development expenses for the thirteen weeks ended March 26, 2006 were $13,370,000, compared to $8,301,000 for the thirteen weeks ended March 27, 2005. The increase was attributable to $3,297,000 of higher prototype production and supply costs, primarily related to TSA+ suspension assembly development, and $938,000 of higher labor expenses due to the hiring of additional personnel to support increased customer-specific suspension assembly development efforts and to develop process technologies for next-generation products. As a percent of net sales, research and development expenses increased from 5% in the second quarter of 2005 to 7% in the second quarter of 2006.
Selling, general and administrative expenses for the thirteen weeks ended March 26, 2006 were $21,344,000, an increase of $170,000 from the thirteen weeks ended March 27, 2005. Selling, general and administrative expenses included $1,934,000 in higher labor expenses offset by $1,932,000 in lower incentive compensation expenses. Overall, selling, general and administrative expenses as a percent of net sales decreased from 13% in the second quarter of 2005 to 11% in the second quarter of 2006.
Income from operations for the thirteen weeks ended March 26, 2006 was $6,781,000, compared to $18,213,000 for the thirteen weeks ended March 27, 2005. The lower operating income primarily was due to lower gross profit and higher research and development expenses, as discussed above. Income from operations for the thirteen weeks ended March 26, 2006 included a $3,420,000 loss from operations for our BioMeasurement Division segment, compared to a $1,965,000 loss from BioMeasurement operations for the thirteen weeks ended March 27, 2005.
Interest income for the thirteen weeks ended March 26, 2006 was $3,170,000, an increase of $1,687,000 from the thirteen weeks ended March 27, 2005. The increase in interest income primarily was due to higher investment yields.
Other income, net of other expenses, for the thirteen weeks ended March 26, 2006 was $1,255,000, an increase of $181,000 from the thirteen weeks ended March 27, 2005. Other income consists primarily of royalty income.
Interest expense for the thirteen weeks ended March 26, 2006 was $1,972,000, an increase of $1,385,000 from the thirteen weeks ended March 27, 2005. The increase in interest expense was due to our issuance and sale of the 3.25% Notes during the second quarter of 2006.
The income tax provisions for the thirteen weeks ended March 26, 2006 and March 27, 2005 were based on estimated annual effective tax rates for each fiscal year of 18% and 25%, respectively. These rates are below the statutory federal rate primarily due to our estimate of the benefit derived from the EIE provisions related to export of U.S. products.
Net income for the thirteen weeks ended March 26, 2006 was $7,873,000, compared to net income of $15,137,000 for the thirteen weeks ended March 27, 2005. The lower net income primarily was due to lower gross profit and higher research and development expenses, as discussed above.
Twenty-Six Weeks Ended March 26, 2006 vs. Twenty-Six Weeks Ended March 27, 2005
Net sales for the twenty-six weeks ended March 26, 2006 were $370,553,000, an increase of $66,894,000 or 22% from the twenty-six weeks ended March 27, 2005. Suspension assembly sales increased $55,213,000 from the twenty-six weeks ended March 27, 2005, as a result of a 16% increase in suspension assembly unit shipments and a 2% increase in average selling prices for our suspension assemblies. The increase in unit shipments was due to overall growth in storage demand, growth in disk drive shipments and our share positions on customer disk drive programs currently ramping up to volume. Sales of suspension assembly components to other suspension assembly manufacturers were $16,498,000, an increase of $10,697,000 from the twenty-six weeks ended March 27, 2005.
Gross profit for the twenty-six weeks ended March 26, 2006 was $81,162,000, compared to $88,638,000 for the twenty-six weeks ended March 27, 2005. Gross profit as a percent of net sales decreased from 29% to 22%. The decrease in gross profit as a percent of net sales primarily was due to increases in depreciation, lower production efficiencies resulting from a shift in product mix toward advanced suspension assembly products that are typically more costly to produce in the ramp up to higher volume, increases in labor expenses and higher material costs.
Research and development expenses for the twenty-six weeks ended March 26, 2006 were $26,117,000, compared to $15,919,000 for the twenty-six weeks ended March 27, 2005. The increase was attributable to $6,731,000 of higher prototype production and supply costs, primarily related to TSA+ suspension assembly development, and $1,840,000 of higher labor expenses due to the hiring of additional personnel to support increased customer-specific suspension assembly development efforts and to develop process technologies for next-generation products. As a percent of net sales, research and development expenses increased from 5% for the twenty-six weeks ended March 27, 2005 to 7% for the twenty-six weeks ended March 26, 2006.
Selling, general and administrative expenses for the twenty-six weeks ended March 26, 2006 were $43,857,000, an increase of $3,876,000 or 10% from the twenty-six weeks ended March 27, 2005. The increase primarily was attributable to $2,388,000 in higher labor expenses and $1,926,000 in non-cash stock-based compensation expenses, offset by a decrease of $954,000 in professional services. Overall, selling, general and administrative expenses as a percent of net sales decreased from 13% for the twenty-six weeks ended March 27, 2005 to 12% for the twenty-six weeks ended March 26, 2006.
Income from operations for the twenty-six weeks ended March 26, 2006 was $11,188,000, compared to $32,738,000 for the twenty-six weeks ended March 27, 2005. The lower operating income primarily was due to higher research and development expenses, lower gross profit, and higher selling, general and administrative expenses, as discussed above. Income from operations for the twenty-six weeks ended March 26, 2006 included a $6,256,000 loss from operations for our BioMeasurement Division segment, compared to a $3,621,000 loss from BioMeasurement operations for the twenty-six weeks ended March 27, 2005.
Interest income for the twenty-six weeks ended March 26, 2006 was $5,235,000, an increase of $2,530,000 from the twenty-six weeks ended March 27, 2005. The increase in interest income primarily was due to higher investment yields and interest receivable on a tax refund noted below.
Other income, net of other expenses, for the twenty-six weeks ended March 26, 2006 was $2,507,000, an increase of $205,000 from the twenty-six weeks ended March 27, 2005. Other income consists primarily of royalty income.
Interest expense for the twenty-six weeks ended March 26, 2006 was $2,473,000, an increase of $1,232,000 from the twenty-six weeks ended March 27, 2005. The increase in interest expense primarily was due to our issuance and sale of the 3.25% Notes during the second quarter of 2006, and our assumption of a mortgage in connection with our purchase of the Eau Claire, Wisconsin assembly manufacturing building during the first quarter of 2006. The higher interest expense was partially offset by an increase in capitalized interest.
The income tax provisions for the twenty-six weeks ended March 26, 2006 and March 27, 2005 were based on estimated annual effective tax rates for each fiscal year of 18% and 25%, respectively. These rates are below the statutory federal rate primarily due to our estimate of the benefit derived from the EIE provisions related to export of U.S. products. The estimated annual effective tax rate of 18% for the twenty-six weeks ended March 26, 2006 includes a reduction for certain discrete items, primarily the settlement of a state income tax audit for years 1991 through 1993 that occurred during the first quarter of 2006, resulting in income tax expense for the twenty-six weeks ended March 26, 2006 equal to 16% of pre-tax income.
Net income for the twenty-six weeks ended March 26, 2006 was $13,919,000, compared to net income of $28,582,000 for the twenty-six weeks ended March 27, 2005. The lower net income primarily was due to higher research and development expenses, lower gross profit and higher selling, general and administrative expenses, as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents increased from $33,733,000 at September 25, 2005 to $49,287,000 at March 26, 2006. Our securities available for sale increased from $172,778,000 to $321,581,000 during the same period. Overall, this reflects a $164,357,000 increase in our cash and cash equivalents and securities available for sale, primarily due to our issuance of the 3.25% Notes during the second quarter of 2006 and $74,842,000 generated from operations. This was partially offset by capital expenditures of $131,962,000.
In January 2006, we issued $225,000,000 aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”), pursuant to the Indenture dated as of January 25, 2006 (the “Indenture”). Interest on the 3.25% Notes will be payable on January 15 and July 15 of each year, beginning on July 15, 2006. Issuance costs of $6,029,000 have been capitalized and will be amortized over seven years, in consideration of the holders’ability to require us to repurchase all or a portion of the 3.25% Notes on January 15, 2013, as described below.
We have the right to redeem for cash all or a portion of the 3.25% Notes on or after January 21, 2011 at specified redemption prices, as provided in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Holders of the 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash on January 15, 2013, January 15, 2016 and January 15, 2021, or in the event of a fundamental change, at a purchase price equal to 100% of the principal amount of the 3.25% Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the purchase date.
Under certain circumstances, holders of the 3.25% Notes may convert their 3.25% Notes based on a conversion rate of 27.4499 shares of our common stock per $1,000 principal amount of 3.25% Notes (which is equal to an initial conversion price of approximately $36.43 per share), subject to adjustment. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of 3.25% Notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the Indenture, of the number of shares of our common stock equal to the conversion rate. If the conversion value exceeds $1,000, we also will deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. If a holder elects to convert their 3.25% Notes in connection with a fundamental change that occurs prior to January 21, 2011, we will pay, to the extent described in the Indenture, a make whole premium by increasing the conversion rate applicable to such 3.25% Notes.
On December 21, 2005, we entered into an amended and restated Loan Agreement with LaSalle Bank National Association, increasing our $10,000,000 unsecured credit facility to a $50,000,000 unsecured credit facility, which provides both revolving loans and letters of credit. As of March 26, 2006, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled approximately $1,762,000 as of such date, resulting in approximately $48,238,000 of remaining availability under the facility.
Cash used for capital expenditures totaled $131,962,000 for the twenty-six weeks ended March 26, 2006, compared to $64,252,000 for the twenty-six weeks ended March 27, 2005. We currently anticipate capital expenditures to total approximately $260,000,000 in 2006 primarily for both TSA suspension and TSA+ suspension manufacturing capacity, facilities, and tooling; and for the development of new process technology. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents, securities available for sale, our credit facility and new financing.
Our capital expenditures are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives, process improvements to be incorporated in our manufacturing operations, and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes which may require new or improved process technologies. Anticipated capital expenditures may be adjusted during a fiscal year.
On July 15, 2005, our Board of Directors approved an expansion of our manufacturing facility located in Eau Claire, Wisconsin. We are adding a production bay with an above-ground footprint of approximately 70,000 square feet to our manufacturing facility and expect the expansion to cost $30,000,000. We currently expect this expansion to be completed during the fourth quarter of 2006.
During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our manufacturing site in Eau Claire, Wisconsin, together with related equipment, for $12,924,000 including $5,069,000 paid in cash and the remainder by our assumption of a mortgage with a 7.15% interest rate that matures in April 2011.
In July 2004, our Board of Directors authorized the repurchase of up to two million shares of our common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. In 2004, we repurchased a total of 1,722,500 shares for a total cost of $39,252,000. The average price paid per share was $22.75. In 2005, we repurchased a total of 206,000 shares for a total cost of $5,747,000. The average price paid per share was $27.86. We did not repurchase any shares during the thirteen weeks ended March 26, 2006. We may still repurchase up to 71,500 shares under this repurchase program.
Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and restrict our ability to enter into certain types of financing. As of March 27, 2006, we were in compliance with all such covenants. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.
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
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Following are our most critical accounting policies that affect significant areas and involve judgment and estimates. If these estimates differ materially from actual results, the impact to the consolidated financial statements may be material.
Revenue Recognition
In recognizing revenue in any period, we apply the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” as amended and codified by SAB No. 103, “Update and Codification of Staff Accounting Bulletins” (Codification of Staff Accounting Bulletins, Topic 13, “Revenue Recognition”), as amended by SAB No. 104, “Revision of Topic 13” (Codification of Staff Accounting Bulletins, Topic 13: “Revenue Recognition,” Section A – “Selected Revenue Recognition Issues”). We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.
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
We are dependent on a limited number of customers and a limited number of product programs for each customer. Because our products are custom-built, we typically cannot shift work-in-process or finished goods from customer to customer or from one program to another for a particular customer. We evaluate inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information. We write down excess and obsolete inventory to the lower of cost or market based on the analysis.

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
MARKET TRENDS
We expect that the expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software and the growth of new applications for disk storage, such as personal video recorders, audio players and digital cameras, together with emerging opportunities in other consumer electronics applications, will increase disk drive demand and, therefore, suspension assembly demand in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models.
Increased demand for higher capacity drives, coupled with a slower rate of improvement in data density, tends to result in more disks, heads and suspension assemblies per disk drive. Industry analysts continue to expect disk drive unit shipments for calendar 2006 to grow about 12% to 17% compared with calendar 2005. In addition, we expect the average number of suspension assemblies used per disk drive to remain about flat with calendar 2005 at approximately 2.8 per drive in calendar 2006 and, as a result, expect industry-wide suspension assembly demand in 2006 to track the anticipated growth in disk drive shipments.
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
The miniaturization of disk drives, the development of next-generation read/write technology and head sizes, continuing improvement in data density and the increasing use of disk drives in consumer electronics applications will require even finer electrical conductors on the suspension assembly. Newer disk drives also may require additional electrical conductors. Our current TSA suspensions are produced using a subtractive process, and we are investing in extending our current process capabilities and in developing a new additive process and equipment to meet emerging industry specifications. While we do not expect to generate revenue from suspension assemblies produced utilizing an additive process in 2006, we will invest significantly in developing this capability and related capital equipment.
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
In December 2005, our customer Seagate Technology LLC announced plans to acquire our customer Maxtor Corporation. We are unable to predict what effect the acquisition will have on our shipment volumes. If demand for our suspensions shifts to other suspension manufacturers, our results of operations may be materially adversely affected.
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

CONTRACTUAL OBLIGATIONS
The following table presents our contractual obligations at March 26, 2006 (in thousands):

	Payments due by period
			One to
		Less Than	Three	Three to	More Than
	Total	One Year	Years	Five Years	Five Years
Long-term debt	$382,136	$1,208	$2,691	$153,103	$225,134
Interest expense	161,200	11,170	22,064	18,276	109,691
Operating leases	29,499	12,361	14,917	2,221	0

Total	$572,835	$24,739	$39,672	$173,600	$334,825

At March 26, 2006, we were not party to any significant purchase obligations for goods or services.
OFF-BALANCE SHEET ARRANGEMENTS
Our unsecured credit facility with LaSalle Bank National Association provides for letters of credit. Any letters of credit outstanding under this facility will not be included on our balance sheet unless and until the beneficiary of the letter of credit draws upon it. Letters of credit outstanding under this facility totaled approximately $1,762,000 as of March 26, 2006, none of which have been drawn upon.
We currently have no unconsolidated special purpose entity arrangements.
FORWARD-LOOKING STATEMENTS
The statements above under the headings “General” and “Market Trends” about demand for and shipments of disk drives and suspension assemblies, the number of suspension assemblies used per disk drive, research and development spending and capital expenditures and disk drive and suspension assembly technology and development, the statements under the heading “General” about our average selling prices, inventory levels, gross margins, expected savings in depreciation and lease costs, our manufacturing capacity and funding of capital expenditures, facilities expansion, implementation of our new ERP system and our operating results, the statements above under the heading “Other Matters” about expected tax benefits, the statements above under the heading “Liquidity and Capital Resources” about capital expenditures, facilities expansion, capital resources and share repurchases, the statements below under the heading “Legal Proceedings” about securities and derivative litigation and intellectual property matters and the statements below under the heading “Risk Factors” about demand for and shipments of disk drives, suspension assemblies and suspension assembly components, development of and investment in process capability and disk drive and suspension assembly technology and development, the development of new process capabilities and purchases of components, our future operating results, capital expenditures, including research and development spending, capital resources and the impact of changes in tax laws, are forward-looking statements based on current expectations. These statements are subject to risks and uncertainties, including a slowdown in demand for computer systems and consumer electronics, slower or faster customer acceptance and adoption of new product features, process capabilities, fluctuating order rates, faster or slower improvements in disk drive data densities and other technological advances which affect suspension assembly and component demand, changes in market consumption of disk drives or suspension assemblies, difficulties in producing our suspensions or suspension features at levels of precision, quality, variety, value and cost our customers require, difficulties in managing capacity, changes in required investment to increase manufacturing capacity, changes in product mix, changes in manufacturing efficiencies, changes in tax laws and the other risks and uncertainties discussed above. These factors may cause our actual future results to differ materially from historical earnings and from the financial performance we presently anticipate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our credit facility with LaSalle Bank National Association carries interest rate risk, in connection with certain borrowings for which it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the credit facility, interest expense would increase or decrease accordingly. At March 26, 2006, there were no outstanding borrowings under the credit facility.
We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At March 26, 2006, we had fixed rate debt of $382,136,000.
We have not entered into derivative or other financial instruments for trading or speculative purposes or hedging transactions, other than four currency options, the largest of which was $450,000, to minimize our exposure to potential currency fluctuations associated with the underlying operating expenses of some of our offices overseas. At March 26, 2006, we had no foreign currency option contracts outstanding. All of our sales transactions in our Disk Drive Components Division are denominated in United States dollars and thus are not subject to risk due to currency exchange fluctuations. Certain sales transactions in our BioMeasurement Division may be denominated in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
SECURITIES LITIGATION
Our company and three of our present executive officers, two of whom are also directors, were named as defendants in two actions, and our company and six of our present executive officers, two of whom are directors, also were named in a third action, each of which was filed in the U.S. District Court for the District of Minnesota between September 9, 2005 and October 11, 2005. The three actions subsequently were consolidated, and a lead plaintiff and lead counsel were appointed by the Court. On May 1, 2006, the lead plaintiff served a Consolidated Complaint that purports to be brought on behalf of a class of all persons (except defendants) who purchased our stock in the open market between October 4, 2004 and August 29, 2005 (the “class period”). The Consolidated Complaint alleges that the defendants made false and misleading public statements about our company, and our business and prospects, in press releases and SEC filings during the class period, and that the market price of our stock was artificially inflated as a result. The Consolidated Complaint alleges claims under Sections 10(b) and
20(a) of the Exchange Act. The Consolidated Complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief. Defendants must respond to the Consolidated Complaint by June 30, 2006.
We believe that we, and the other defendants, have meritorious defenses to the claims made in the Consolidated Complaint, and we intend to contest the lawsuit vigorously. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs may not be reasonably estimated at this time. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including our cash flows.
DERIVATIVE LITIGATION
Our company, as a nominal defendant, all of our present directors and one of our officers were named as defendants in a purported derivative action, Saul Kopelowitz v. Wayne Fortun, et al., that was filed on December 14, 2005 in the U.S. District Court for the District of Minnesota. In the complaint, the shareholder-plaintiff alleged claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and misappropriation of information against the individual defendants arising out of the same events that are alleged in the federal securities actions described above. Essentially, the complaint asserted that breaches of duty by the individual defendants resulted in our company making false and misleading public statements, which in turn led to the federal securities fraud litigation described above, which in turn caused our company to suffer damages. The complaint sought compensatory damages from the individual defendants for the loss allegedly sustained by our company, restitution and disgorgement of all profits, benefits and other compensation obtained by the individual defendants and an award of attorneys’ fees and costs of litigation. On February 21, 2006, defendants moved to dismiss the complaint. On April 25, 2006, the parties agreed that the action should be voluntarily dismissed without prejudice and without costs, and a stipulation of voluntary dismissal without prejudice was filed.
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
Our development of additive process capabilities may require more capital investment than we currently anticipate which will adversely impact our operating results. If our development of additive process capabilities is delayed for any reason, or if suspension assemblies cannot be produced profitably in the quantities or to the specifications required by customers, we may need to purchase components manufactured through additive processing and our results of operations could be materially adversely affected. We may not be able to purchase such components on terms acceptable to us or at all. The introduction of new process capabilities for our products increases the likelihood of unexpected quality concerns, which may negatively impact our ability to bring products to market on time and at acceptable costs. Further, most of our current competitors use components produced through additive processing for volume production of suspension assemblies, which may give them an advantage in developing and qualifying new products with our customers.
We may not be able to manufacture our products efficiently due to changes in product mix or technology, or other unforeseen events.
We manufacture a wide variety of suspension assemblies with different selling prices and manufacturing costs. Disk drive makers continue to expand their product lines to include drives offering performance characteristics optimized for specific applications, including a consumer electronics application, which has resulted in a proliferation of individual disk drive programs. Our product mix varies weekly as market demand changes. Since the third quarter of 2005, our mix has changed to include a higher proportion of products that are more difficult to produce. Any substantial variation in product mix can lead to changes in utilization of our equipment and tooling, inventory obsolescence and overstaffing in certain areas, all of which could adversely impact our business, financial condition and results of operations.
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
We have at times in the past increased our production capacity and the overhead that supports production based on anticipated market demand, and in 2004, 2005 and the first two quarters of 2006, we added production capacity based on expected future demand. Anticipated market demand, however, has not always developed as expected or remained at a consistent level. As a result, we have underutilized our capacity in the past, and in 2000 and 2001, had asset impairment charges of $56,523,000 and $20,830,000, respectively, and we may underutilize our production capacity in the future. This underutilization decreases our profitability.
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
Although we supply nearly all domestic and foreign-based manufacturers of disk drives and manufacturers of disk drive components, sales to our five largest customers constituted 87% of net sales for the thirteen weeks ended March 26, 2006, 89% of net sales for 2005, 85% of net sales for 2004 and 81% of net sales for 2003. Over the years, the disk drive industry has experienced numerous consolidations. In December 2005, our customer Seagate Technology LLC announced plans to acquire our customer Maxtor Corporation. These consolidations, together with companies exiting the disk drive industry, result in fewer, but larger, customers for our products. The loss of market share by one of our major customers or the loss of one or more of our major customers for any reason, including the development by any one customer of the capability to produce suspension assemblies in high volume for its own products, a change in the type of suspension assembly used by a customer or the failure of a customer to pay its account balance with us, could have a material adverse effect on our results of operations.
Our business is capital intensive and we may not be able to obtain the capital we need to maintain or grow our business.
We will need significant funds over the next several years to achieve our long-term growth objectives. We would likely use these funds for capital expenditures, research and development, debt service and working capital. Our business is highly capital intensive. Our total capital expenditures were $131,962,000 for the twenty-six weeks ended March 26, 2006, and $197,123,000 in 2005, $93,085,000 in 2004 and $52,023,000 in 2003. We currently anticipate spending approximately $260,000,000 on capital expenditures during 2006. In addition, research and development expenses were $36,829,000 in 2005, and we expect that they will total approximately $50,000,000 to $60,000,000 in 2006. The 2005 increases in capital expenditures and research and development expenses were primarily related to expansions of trace and photoetch manufacturing and investments in processes, tooling, equipment and facilities along with expenses related to customer-specific development efforts and process improvements.
Our capital expenditures are planned based on anticipated customer demand for our suspension assembly products,

market demand for disk drives, process improvements to be incorporated in our manufacturing operations, and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes which may require new or improved process technologies. Anticipated capital expenditures may be adjusted during a fiscal year.
In December 2005, we amended and restated our loan agreement with LaSalle Bank National Association to increase our $10,000,000 unsecured credit facility to a $50,000,000 unsecured credit facility. In January 2006, we issued and sold the 3.25% Notes. We may pursue additional debt or equity financing or other forms of financing to supplement our current capital resources, if needed. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to maintain adequate capital or raise additional capital on reasonable terms or at all, if needed.
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
Our past operating results, and our gross margins, have fluctuated from fiscal period to period. We expect our future operating results and gross margins will continue to fluctuate from fiscal period to period. The following factors may cause these fluctuations:
•	changes in overall demand for our products;

•	changes in our manufacturing yields and related scrap recovery;

•	changes in our production efficiency;

•	changes in utilization of our production capacity;

•	increased costs when we start producing new products and features, and ramping up high-volume production;

•	changes in the specific products our customers buy and features they require;

•	depreciation expense associated with adding production capacity;

•	changes in our selling prices;

•	changes in our manufacturing process, or problems related to our manufacturing process;

•	changes in our infrastructure costs and expected production and shipping costs, and how we control them;

•	technological changes (such as data density improvements) that reduce the number of suspension assemblies per drive required by drive makers;

•	long disruptions in operations at any of our plants or our customers’ plants for any reason; and

•	changes in the cost of, or limits on, available materials and labor.
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
Our BioMeasurement Division has developed a medical device called the InSpectra system that uses an optical technology to measure local, rather than systemic, oxygen saturation of hemoglobin in tissue. During 2002, we sold our first units, and subsequently we have sold this device to researchers and early adopters in key trauma centers. During 2005, 15 independent clinical studies using the InSpectra system were completed in the United States and Europe. Our current research efforts in the BioMeasurement Division focus on clinical studies. Operating losses for our BioMeasurement Division were $6,256,000 for the twenty-six weeks ended March 26, 2006 and $8,688,000, $6,951,000 and $5,979,000 for 2005, 2004 and 2003, respectively. We do not expect to generate significant revenue from this device during 2006. We expect operating losses in the BioMeasurement Division to continue for the foreseeable future, which will negatively impact our financial condition and results of operations.
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
Our ratio of total debt to total capitalization at March 26, 2006 was 40.0%, an increase from 21.4% at September 25, 2005 due to our issuance and sale of the 3.25% Notes. Our ability to satisfy our obligations to pay interest and to repay debt is dependent on our future performance. Our performance depends, in part, on prevailing economic conditions and financial, business and other factors, including factors beyond our control. To the extent that we use a substantial portion of our cash flow from operations to pay the principal of, and interest on, our indebtedness, that cash flow will not be available to fund future operations and capital expenditures. Our debt level also may limit our ability to obtain additional financing to fund future capital expenditures, debt service, research and development, working capital and other general corporate requirements. It also could make us more vulnerable to general economic downturns and competitive pressures. We cannot be sure that our operating cash flow will be sufficient to fund our future capital expenditure, research and development and debt service requirements or to fund future operations.
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
As described in “Legal Proceedings” in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, a number of shareholder class action suits have been filed naming our company and certain of our officers and directors as co-defendants. A related derivative action also was filed naming our company, certain of our officers and our directors as co-defendants, but was dismissed without prejudice in April 2006. As is often the case in securities class action litigation, the SEC has requested information from us with respect to some of the allegations in the litigation. We are not able to predict the ultimate outcome of this securities class action litigation. It is possible that this litigation could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could harm our business.
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
3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).

3.2	Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/27/04).

4.1	Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the SEC upon request copies of instruments with respect to long-term debt.

4.2	Share Rights Agreement dated as of 7/19/00, between HTI and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI’s Registration Statement on Form 8-A, dated 7/24/00).

4.3	Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).

4.4	Indenture dated as of 1/25/06 between HTI and LaSalle Bank national Association, as Trustee (incorporated by reference to Exhibit 4.1 to HTI’s Current Report on Form 8-K filed 1/26/06).

4.5	Form of 3.25% Convertible Subordinated Note due 2026 (included as part of Exhibit 4.4).

10	Form of Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan, Non-Statutory Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 1/26/06).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED
Date: May 4, 2006	By:	/s/ Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date: May 4, 2006	By:	/s/ John A. Ingleman
John A. Ingleman
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.		Page
3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).	Incorporated by Reference

3.2	Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/27/04).	Incorporated by Reference

4.1	Instruments defining the rights of security holders, including an indenture. The Registrant agrees to furnish the SEC upon request copies of instruments with respect to long-term debt.

4.2	Share Rights Agreement dated as of 7/19/00, between HTI and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI’s Registration Statement on Form 8-A, dated 7/24/00).	Incorporated by Reference

4.3	Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).	Incorporated by Reference

4.4	Indenture dated as of 1/25/06 between HTI and LaSalle Bank national Association, as Trustee (incorporated by reference to Exhibit 4.1 to HTI’s Current Report on Form 8-K filed 1/26/06).	Incorporated by Reference

4.5	Form of 3.25% Convertible Subordinated Note due 2026 (included as part of Exhibit 4.4).

10	Form of Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan, Non-Statutory Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 1/26/06).	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically