Form 10-Q
period 2006-06-25
HUTCHINSON TECHNOLOGY INC
filed 2006-08-02
CIK 772897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 25, 2006
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
As of July 28, 2006 the registrant had 25,701,722 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except shares and per share data)

	June 25,	September 25,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$78,436	$33,733
Securities available for sale	245,058	172,778
Trade receivables, net	89,412	85,019
Other receivables	13,950	11,181
Inventories	86,791	54,780
Deferred tax assets (Note 7)	8,434	7,206
Other current assets (Note 8)	7,449	5,430

Total current assets	529,530	370,127
Property, plant and equipment, net	449,346	350,520
Deferred tax assets (Note 7)	57,544	61,078
Other assets (Note 8)	22,119	17,813

	$1,058,539	$799,538

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current portion of long-term debt	$1,230	$—
Accounts payable	53,212	56,128
Accrued expenses	18,452	13,238
Accrued compensation	23,814	24,873

Total current liabilities	96,708	94,239
Convertible subordinated notes	375,000	150,000
Long-term debt, net of current portion	5,613	—
Other long-term liabilities	2,185	2,760
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 25,650,000 and 25,450,000 issued and outstanding	256	254
Additional paid-in capital	397,360	390,680
Accumulated other comprehensive loss	(656)	(712)
Accumulated earnings	182,073	162,317

Total shareholders’ investment	579,033	552,539

	$1,058,539	$799,538

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Net sales	$169,599	$169,676	$540,152	$473,336

Cost of sales	137,488	118,242	426,880	333,264

Gross profit	32,111	51,434	113,272	140,072

Research and development expenses	13,906	9,571	40,023	25,488

Selling, general and administrative expenses	20,263	21,150	64,120	61,133

Dispute settlement	(5,000)	—	(5,000)	—

Income from operations	2,942	20,713	14,129	53,451

Interest and other income, net	5,255	4,303	12,997	9,310

Interest expense	(2,522)	(395)	(4,995)	(1,636)

Income before income taxes	5,675	24,621	22,131	61,125

Provision (benefit) for income taxes (Note 7)	(163)	4,979	2,375	12,901

Net income	$5,838	$19,642	$19,756	$48,224

Basic earnings per share	$0.23	$0.77	$0.77	$1.92

Diluted earnings per share	$0.22	$0.65	$0.72	$1.63

Weighted average common shares outstanding	25,648	25,378	25,598	25,107

Weighted average common and diluted shares outstanding	30,872	31,103	30,869	30,724

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Thirty-Nine Weeks Ended
	June 25,	June 26,
	2006	2005
OPERATING ACTIVITIES:
Net income	$19,756	$48,224
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	87,463	49,057
Stock-based compensation	2,688	—
Provision for deferred taxes (Note 7)	2,340	14,301
Loss on disposal of assets	231	52
Changes in operating assets and liabilities (Note 11)	(25,765)	10,569

Cash provided by operating activities	86,713	122,203

INVESTING ACTIVITIES:
Capital expenditures	(191,705)	(137,182)
Purchases of marketable securities	(1,428,247)	(413,983)
Sales of marketable securities	1,355,990	422,370

Cash used for investing activities	(263,962)	(128,795)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	3,993	20,637
Net proceeds from issuance of convertible subordinated notes	218,971	—
Repayment of long-term debt	(1,012)	—

Cash provided by financing activities	221,952	20,637

Net increase in cash and cash equivalents	44,703	14,045

Cash and cash equivalents at beginning of period	33,733	33,704

Cash and cash equivalents at end of period	$78,436	$47,749

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
(2) ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“FAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. FAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). Effective September 26, 2005, we adopted the provisions of FAS 123(R) using the modified-prospective transition method. As a result of adopting FAS 123(R), we recognized $762,000 of compensation expense for the thirteen weeks ended June 25, 2006 and $2,688,000 of compensation expense for the thirty-nine weeks ended June 25, 2006. Results for prior periods have not been restated. See Note 12 in the notes to condensed consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated results of operations or financial condition.
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
     A breakdown of customer sales is as follows:

	Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Five Largest Customers	88%	89%	87%	88%

Sales to Major Customers:
SAE Magnetics, Ltd./TDK	24%	30%	27%	29%
Alps Electric Co., Ltd.	22	21	22	21
Western Digital Corporation	17	16	16	19
Seagate Technology LLC	17	9	14	8
Innovex, Inc.	8	13	8	11
(4) TRADE RECEIVABLES
We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $89,412,000 at June 25, 2006 and $85,019,000 at September 25, 2005 are net of allowances of $1,541,000 and $1,212,000, respectively. As of June 25, 2006, allowances of $1,541,000 consisted of a $699,000 allowance for doubtful accounts and an $842,000 allowance for sales returns. As of September 25, 2005, allowances of $1,212,000 consisted of a $616,000 allowance for doubtful accounts and a $596,000 allowance for sales returns.
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

	Increases in the	Reductions in the
	allowance related	allowance for
September 25,	to warranties	returns under	June 25,
2005	issued	warranties	2006
$596	$5,001	$(4,755)	$842
(5) INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at June 25, 2006 and September 25, 2005:

	June 25,	September 25,
	2006	2005
Raw materials	$21,782	$15,410
Work in process	20,085	13,780
Finished goods	44,924	25,590

	$86,791	$54,780

(6) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed (i) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” using the treasury stock method for outstanding stock options and the if-converted method for the $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010, and (ii) in accordance with EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” for the $225,000,000 aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”), and is calculated to compute the dilutive effect of potential common shares using net income available to common shareholders. A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Net income	$5,838	$19,642	$19,756	$48,224
Plus: interest expense on convertible subordinated notes	1,008	1,008	3,025	3,025
Less: additional profit-sharing expense and income tax provision	75	358	687	1,046

Net income available to common shareholders	$6,771	$20,292	$22,094	$50,203

Weighted average common shares outstanding	25,648	25,378	25,598	25,107
Dilutive potential common shares	5,224	5,725	5,271	5,617

Weighted average common and diluted shares outstanding	30,872	31,103	30,869	30,724

Basic earnings per share	$0.23	$0.77	$0.77	$1.92

Diluted earnings per share	$0.22	$0.65	$0.72	$1.63

(7) INCOME TAXES
The following table details the significant components of our deferred tax assets:

	June 25,	September 25,
	2006	2005
Current deferred tax assets:
Receivable allowance	$563	$443
Inventories	4,396	2,997
Accruals and other reserves	3,475	3,766

Total current deferred tax assets	8,434	7,206

Long-term deferred tax assets:
Property, plant and equipment	23,732	19,782
Deferred income	917	208
Tax credits	19,298	18,370
Net operating loss carryforwards	18,764	27,763
Valuation allowance	(5,167)	(5,045)

Total long-term deferred tax assets	57,544	61,078

Total deferred tax assets	$65,978	$68,284

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 25, 2006, our deferred tax assets included $19,298,000 of unused tax credits, $5,546,000 of which can be carried forward indefinitely and $13,752,000 of which begin to expire at various dates beginning in 2009. At June 25, 2006, our balance sheet included $18,764,000 of deferred tax assets related to net operating loss (“NOL”) carryforwards which will begin to expire in 2018. As of June 25, 2006 we had an estimated NOL carryforward of approximately $48,596,000 for United States federal tax return purposes. A portion of the credits and NOL carryforwards may be subject to an annual limitation under United States Internal Revenue Code Section 382. A valuation allowance of $5,167,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire.
During the third quarter of 2005, a court awarded us a refund, with interest, of certain Minnesota corporate income taxes paid for the years 1995 through 1999. As a result of the court’s decision, we also reversed a related contingency tax reserve. These items were partially offset by an adjustment to the carrying value of future tax benefits on certain NOL carryforwards. These items resulted in a net income tax benefit of $1,676,000 for 2005.
During the first quarter of 2006, we settled a state income tax audit for fiscal years 1991 through 1993, resulting in a net refund of income taxes and interest. As a result of the settlement, a net income tax benefit of $386,000 was recognized.
(8) OTHER ASSETS
During the second quarter of 2002, we prepaid $26,000,000 related to a technology and development agreement. As of June 25, 2006, the unamortized portion of the prepayment was $12,362,000, of which $3,233,000 was included in “Other current assets” and $9,129,000 was included in “Other assets” on the accompanying condensed consolidated balance sheet. The unamortized portion is being amortized over the remaining term of the agreement which ends in 2010.

(9) LONG-TERM DEBT
In January 2006, we issued the 3.25% Notes pursuant to an Indenture dated as of January 25, 2006 (the “Indenture”). Interest on the 3.25% Notes is payable on January 15 and July 15 of each year. Issuance costs of $6,032,000 have been capitalized and will be amortized over seven years in consideration of the holders’ ability to require us to repurchase all or a portion of the 3.25% Notes on January 15, 2013, as described below.
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
Under certain circumstances, holders of the 3.25% Notes may convert their 3.25% Notes based on a conversion rate of 27.4499 shares of our common stock per $1,000 principal amount of 3.25% Notes (which is equal to an initial conversion price of approximately $36.43 per share), subject to adjustment. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of 3.25% Notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the Indenture, of the number of shares of our common stock equal to the conversion rate. If the conversion value exceeds $1,000, we also will deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. If a holder elects to convert his, her or its 3.25% Notes in connection with a fundamental change that occurs prior to January 21, 2011, we will pay, to the extent described in the Indenture, a make-whole premium by increasing the conversion rate applicable to such 3.25% Notes.
(10) SHAREHOLDERS’ EQUITY
In July 2004, our Board of Directors authorized the repurchase of up to two million shares of our common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. In 2004, we repurchased a total of 1,722,500 shares for a total cost of $39,252,000. The average price paid per share was $22.75. In 2005, we repurchased a total of 206,000 shares for a total cost of $5,747,000. The average price paid per share was $27.86. No shares were repurchased during the thirty-nine weeks ended June 25, 2006. On July 24, 2006, we repurchased the remaining authorized amount of 71,500 shares for a total cost of $1,299,000. The average price paid per share was $18.13.

(11) SUPPLEMENTARY CASH FLOW INFORMATION

	Thirty-Nine Weeks Ended
	June 25,	June 26,
	2006	2005
Changes in operating assets and liabilities:
Receivables, net	$(7,162)	$(26,750)
Inventories	(32,011)	(7,292)
Other assets	(4,364)	1,345
Accounts payable and accrued expenses	18,347	43,551
Other non-current liabilities	(575)	(285)

	$(25,765)	$10,569

Cash paid for:
Interest (net of amount capitalized)	$1,750	$1,242
Income taxes	511	962
Non-cash investing activities:
Capital expenditures in accounts payable	10,718	31,726
Capitalized interest for the thirty-nine weeks ended June 25, 2006 was $1,964,000 compared to $1,431,000 for the thirty-nine weeks ended June 26, 2005. Interest is capitalized, using an overall borrowing rate, for assets that are being constructed or otherwise produced for our own use. Interest capitalized during the thirty-nine weeks ended June 25, 2006 was primarily for increases in both TSA suspension and TSA+ suspension production capacity, process technology and capability improvements, new program tooling, new business systems and facility construction.
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

At June 25, 2006, the mortgage balance totaled $6,843,000.
(12) STOCK-BASED COMPENSATION
We have an employee stock purchase plan that provides for the sale of our common stock at discounted purchase prices. The cost per share under this plan is 85% of the lesser of the fair market value of our common stock on the first or last day of the purchase period, as defined.
We have two stock option plans under which options have been granted to employees, including our officers and directors, at a price not less than the fair market value of our common stock at the date the options were granted. Options under one plan are no longer granted because the maximum number of shares available for option grants under such plan has been reached. Under the other plan, options also may be granted to certain non-employees at a price not less than the fair market value of our common stock at the date the options are granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of our Board of Directors that administers the plans. Options granted under the plans prior to November 2005 generally are exercisable one year from the date of grant. Options granted under the plans since November 2005 are exercisable two to three years from the date of grant.
Effective September 26, 2005, we adopted FAS 123(R), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values over the requisite service period. We elected to utilize the modified-prospective transition method as permitted by FAS 123(R). Under this transition method, stock-based compensation expense for the thirty-nine weeks ended June 25, 2006 includes:
•	compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, September 25, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”; and

•	compensation expense for all stock-based compensation awards granted subsequent to September 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).
We recorded $762,000 and $2,688,000 for the thirteen weeks and thirty-nine weeks ended June 25, 2006, respectively, of related stock-based compensation expense, included in general and administrative expenses. In accordance with FAS 123(R), there was no tax benefit from recording this non-cash expense as such benefits will be recorded upon utilization of our NOL carryforwards. For the thirteen weeks and thirty-nine weeks ended June 25, 2006, the compensation expense reduced both basic and diluted earnings per share by approximately $0.02 and $0.07, respectively. In accordance with the modified-prospective transition method of FAS 123(R), results for prior periods have not been restated.
As of June 25, 2006, $5,156,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of approximately twenty-nine months.
Prior to adopting FAS 123(R), we accounted for stock-based compensation under APB 25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the periods ending June 26, 2005.

	Thirteen Weeks	Thirty-Nine Weeks
	Ended	Ended
	June 26,	June 26,
	2005	2005
Net income — as reported	$19,642	$48,224
Stock-based employee compensation determined under the fair value based method, net of related tax effects	945	3,033

Net income — pro forma	$18,697	$45,191

Income per common equivalent share:
Basic — as reported	$0.77	$1.92
Diluted — as reported	$0.65	$1.63

Basic — pro forma	$0.74	$1.80
Diluted — pro forma	$0.62	$1.54
We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the thirty-nine weeks ended June 25, 2006 and June 26, 2005 were $14.92 and $15.01, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirty-Nine Weeks Ended
	June 25,	June 26,
	2006	2005
Risk-free interest rate	4.5%	3.9%
Expected volatility	45%	41%
Expected life (in years)	7.4	6.0
Dividend yield	—	—
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered both historical data and observable market prices of similar equity instruments in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.
Option transactions during the thirty-nine weeks ended June 25, 2006 are summarized as follows:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual	Aggregate Intrinsic
	Shares	Exercise Price ($)	Life (yrs)	Value
Outstanding at September 25, 2005	2,790,631	24.38
Granted	456,000	27.50
Exercised	(97,460)	16.58
Canceled	(12,150)	29.83

Outstanding at June 25, 2006	3,137,021	25.06	5.5	$0

Options exercisable at June 25, 2006	2,685,771	24.64	4.8	$0

The following table summarizes information concerning currently outstanding and exercisable stock options.

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices ($)	Outstanding	Life (yrs.)	Price ($)	Exercisable	Price ($)
14.81 to 17.33	296,305	0.2	17.25	293,305	17.25
18.75 to 19.13	596,540	3.9	18.93	596,540	18.93
20.19 to 21.64	323,765	5.4	21.64	323,765	21.64
23.29 to 24.77	592,982	4.9	24.70	592,982	24.70
27.00 to 30.28	643,944	7.5	28.14	193,694	29.65
32.05 to 45.06	683,485	7.7	32.78	682,485	32.78

14.81 to 45.06	3,137,021	5.5	25.05	2,685,771	24.64

(13) LEGAL CONTINGENCIES
Securities Litigation
Our company and six of our present executive officers, two of whom are directors, are named as defendants in a Consolidated Complaint filed by several investors in the U.S. District Court for the District of Minnesota on May 1, 2006. The Consolidated Complaint purports to be brought on behalf of a class of all persons (except defendants) who purchased our stock in the open market between October 4, 2004 and August 29, 2005 (the “class period”). The Consolidated Complaint alleges that the defendants made false and misleading public statements about our company, and our business and prospects, in press releases and SEC filings during the class period, and that the market price of our stock was artificially inflated as a result. The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Consolidated Complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief. On June 30, 2006, defendants filed a motion to dismiss the Consolidated Complaint. Briefing on the motion is underway. The motion is scheduled for hearing on December 4, 2006.
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
The second provision of the AJCA that affects us is the introduction of a deduction for a percentage of income from domestic production activities. The deduction is limited in any fiscal year in which a taxpayer uses NOL carryforwards. For our fiscal year ending September 24, 2006, we do not expect any benefit from this deduction, as we will use NOL carryforwards. The deduction is phased in on a fiscal year basis and will be fully phased in for our fiscal year ending September 25, 2011.
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
The following table represents net sales and operating income (loss) for each reportable segment.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Net sales:
Disk Drive Components Division	$169,499	$169,500	$539,919	$472,917
BioMeasurement Division	100	176	233	419

	$169,599	$169,676	$540,152	$473,336

Income (loss) from operations:
Disk Drive Components Division	$6,469	$22,842	$23,912	$59,201
BioMeasurement Division	(3,527)	(2,129)	(9,783)	(5,750)

	$2,942	$20,713	$14,129	$53,451

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we refer to “we,” “us,” “HTI” or the “Company,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2009” mean HTI’s fiscal year ending September 27, 2009, references to “2008” mean HTI’s fiscal year ending September 28, 2008, references to “2007” mean HTI’s fiscal year ending September 30, 2007, references to “2006” mean HTI’s fiscal year ending September 24, 2006, references to “2005” mean HTI’s fiscal year ended September 25, 2005, references to “2004” mean HTI’s fiscal year ended September 26, 2004, references to “2003” mean HTI’s fiscal year ended September 28, 2003, references to “2002” mean HTI’s fiscal year ended September 29, 2002, references to “2001” mean HTI’s fiscal year ended September 30, 2001, and references to “2000” mean HTI’s fiscal year ended September 24, 2000.
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
Our shipments of suspension assemblies in 2005 were 719 million, 34% higher than our shipments in 2004. This increase was due to strong demand for suspension assemblies resulting from increased shipments for disk drives, demand for data storage outpacing the rate of improvement in data density for disk drives in mass production and our share positions on types of disk drives in particularly high demand. For calendar 2005, IDC has reported that disk drive shipments reached 381 million units, an increase of about 24% from calendar 2004. Industry analysts continue to expect disk drive unit shipments for calendar 2006 to grow in the range of 14% to 17% compared with calendar 2005. The growth in disk drive shipments is resulting from increased demand for data storage in traditional computing applications as well as in consumer electronics applications.
In calendar 2005, demand for storage outpaced the rate of improvement in data density for disk drives in mass production. The rate of data density improvement in calendar 2005 remained about flat with the prior year at approximately 20%. As a result, achieving the higher storage capacities necessary for many disk drive applications required using both sides of a single disk in a disk drive or adding disks. We estimate this caused the number of suspension assemblies required per disk drive to increase from an average of about 2.4 in calendar 2004 to an average of about 2.8 in calendar 2005. In contrast, when the rate of data density improvement outpaces demand for storage, the average number of suspension assemblies required per disk drive decreases. For example, from calendar 1999 to 2002, the average number of suspension assemblies required per disk drive declined from approximately 4.5 to approximately 2.3. We expect the number of suspension assemblies used per disk drive to remain relatively flat at around 2.8 per drive and worldwide suspension assembly demand for calendar year 2006 should closely reflect growth in drive shipments.
Our suspension assembly shipments in 2005 also benefited from our share positions on customer disk drive programs that were ramping to volume. These included higher capacity disk drives for computing applications such as near-line storage, as well as consumer electronics applications such as personal video recorders.
Shipments of suspension assemblies in 2005 by quarter were 175 million, 181 million, 188 million and 175 million, respectively. Our shipments increased by about 25 million suspension assemblies in the first quarter of 2005 over the prior quarter, primarily from an increase in demand and an increase in the average number of suspension assemblies per disk drive. During the second and third quarters of 2005, our shipments continued to increase due to strong demand for suspension assemblies for higher capacity disk drives used in server and consumer electronics applications such as personal video recorders. During the fourth quarter of 2005, our shipments of suspension assemblies decreased as some customers reduced their demand due to their excess suspension assembly inventory.
During the first and second quarters of 2006, we shipped 207 million and 205 million suspension assemblies, an increase of 19% and 14%, respectively, over the comparable 2005 quarters due to overall growth in storage demand, growth in disk drive shipments and our share positions on customer disk drive programs ramping up to volume. During the third quarter of 2006, we shipped 192 million suspension assemblies. The decrease in suspension shipments from the second quarter to third quarter of 2006 resulted, we believe, from seasonally lower desktop disk drive demand, higher inventory at certain head-gimbal assemblers and disk drive manufacturers managing existing inventories. We anticipate shipments for the fourth quarter of 2006 will range from 195 to 210 million. We continue to have limited visibility for future demand.
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
In 2005, our average selling prices increased as a result of ramp ups on new customer programs and a mix of products sold with finer electrical conductors or value-added features such as dual stage actuation, clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers and laminated loadbeams. In 2006, our average selling prices have declined slightly as a result of program pricing of certain high volume suspension assemblies somewhat offset by the value-added features mentioned above. We anticipate 2006 fourth quarter overall average selling prices to range from $0.83 to $0.84.
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
Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as changes in:
•	demand or customer requirements;

•	utilization of our production capacity;

•	manufacturing yields or efficiencies;

•	production and engineering costs associated with production of new products and features;

•	product and feature mix;

•	depreciation expense associated with adding production capacity;

•	selling prices;

•	infrastructure and expedited production and shipping costs; and

•	costs of materials.

Gross margin was 28% in 2005. Higher production efficiencies during the first half of 2005 were offset by lower production efficiencies during the second half of the year resulting from a shift in product mix toward advanced suspension assembly products that are typically more costly to produce in the ramp up to higher volume. Gross margin for the first three quarters of 2006 was 21%. Gross margin in 2006 has been negatively impacted by higher depreciation and overhead expense coupled with underutilized manufacturing equipment as we have added capacity. The negative impact of the underutilization was somewhat mitigated by improvements in yields and labor productivity. Although we continue to have limited visibility for future demand, we expect our gross margin to range from 15% to 20% of net sales for the fourth quarter of 2006 due to further underutilization of equipment.
Our suspension assembly business is capital intensive. We have added capacity to meet expected increases in customer demand and expected shifts in product mix. In addition, we are expanding our manufacturing facility located in Eau Claire, Wisconsin by adding a production bay with an above-ground footprint of approximately 70,000 square feet. For 2005, capital expenditures totaled $197,123,000. For the thirty-nine weeks ended June 25, 2006, our capital expenditures were $191,705,000. We currently expect our capital expenditures to total approximately $250,000,000 in 2006 primarily for additions to both TSA suspension and TSA+ suspension manufacturing capacity, facilities and tooling, and for the development of new process technology. Due to fluctuations in demand, we manage our capital spending to reflect the capacity that will be needed to meet customer forecasts. However, existing commitments with vendors and lengthy lead times sometimes prevent us from adjusting capital expenditures to match near-term demand. This can result in underutilization of capacity, which could lower gross profit. We expect to fund capital expenditures with cash generated from operations, our current cash, cash equivalents, securities available for sale, our credit facility or additional financing as needed.
Our capital expenditures are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives, process improvements to be incorporated in our manufacturing operations and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes which may require new or improved process technologies. Anticipated capital expenditures may be adjusted during a fiscal year.
Our operating results and gross margins have been, and will continue to be, impacted by increasing depreciation and lease expenses due to our capital expenditures. Our increased depreciation and lease expenses, however, have been, and will continue to be, impacted by the asset impairment charges in 2000 and 2001 totaling $56,523,000 and $20,830,000, respectively. Commencing in 2003, consumption of suspension assemblies has exceeded the industry estimates for long-term suspension assembly demand used in determining the impairment charges and a majority of the previously impaired assets have been placed back in service. We estimate our annual savings in depreciation and lease costs due to these asset impairment charges were approximately $5,000,000 in 2005 and will total an aggregate of approximately $8,000,000 in additional savings in future years.
In 2005, we significantly increased our research and development spending over the prior year to develop new process technologies for next-generation products and equipment. We spent $36,829,000 on research and development in 2005 compared to $28,258,000 in 2004. For the thirty-nine weeks ended June 25, 2006, we spent $40,023,000 on research and development. The disk drive industry is intensely competitive, and our customers’ operating results are dependent on being the first-to-market and first-to-volume with new products at a low cost. Our development efforts typically enable us to shorten development cycles and achieve high volume output per manufacturing unit more quickly than our competitors and are an important factor in our success. The next generation of smaller disk drives and next-generation read/write technology and head sizes will require finer electrical conductors on the suspension assembly. We are continuing to invest in extending the capabilities of our existing processes and adding associated capital equipment for manufacturing TSA suspension assemblies to meet escalating customer requirements for precision and performance. As of June 25, 2006, we held 163 United States patents and 48 foreign patents, and we had 74 patent applications pending in the United States and 25 patent applications pending in other countries.

We are developing an additive process and adding associated capital equipment for producing future generations of suspension assemblies known as TSA+ suspension assemblies. Additive processing involves depositing a thin seed layer of copper onto a polyimide surface and then imaging and chemically plating up that seed layer to form the suspension’s electrical conductors. Our ability to develop this process to accommodate further conductor miniaturization and the rate at which our customers adopt next-generation read/write heads will largely determine the pace of our transition to an additive process and the volume of products we manufacture using the process. We do not expect to begin volume production of TSA+ suspension assemblies during 2006. As we transition TSA+ from development to high volume manufacturing, we may experience higher cost due to yield loss, production inefficiencies, learning curves and equipment problems. Furthermore, our additive process is added in blocks of capacity so underutilization of certain equipment is possible until demand increases. In the interim, if any of our customers require that the suspension assembly used in their products contains flexures manufactured through additive processing, we will purchase these components. If our development of additive process capabilities is delayed for any reason or if suspension assemblies cannot be produced profitably in the quantities and to the specifications required by our customers, we also may need to purchase some components manufactured through additive processing.
New manufacturing processes for advanced suspension assembly features and suspension assembly types such as those currently under development initially have lower manufacturing yields than those for more mature products and processes. Manufacturing yields generally improve as the process and product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of products. Small variations in manufacturing yields can have a significant impact on gross margins.
We are in the process of implementing a new enterprise resource planning (“ERP”) system throughout our company and have experienced some delays, extra costs and inefficiency. We anticipate that, once implemented, this system will allow us to better manage our production capacity and respond more quickly to changes in demand. We expect this implementation to be substantially complete during 2009. Because ERP systems are highly complex, implementation and the transition to the new system has been costly and may initially result in additional unexpected cost or difficulties, including failure or inefficient operation of the new system. A failure in the new system could impair our ability to access certain business and financial information. In addition, we may experience difficulties in the transition to our new ERP system that could affect our internal control systems, processes and procedures. We will continue to assess and mitigate these potential risks; however, should we experience such difficulties as a result of our new ERP system, our business, financial condition and results of operations could be materially adversely affected.
In addition to increases in suspension assembly demand, improvements to our gross margins and operating margins will depend in part on the successful management of our corporate infrastructure and our suspension assembly production capacity. Our business is capital intensive and requires a high level of fixed costs. Our margins are sensitive to our level of fixed costs as well as changes in volume, product mix and capacity utilization. As part of our efforts to improve our operating results, we may need to increase or decrease our overall employment level to meet customer requirements. Our overall employment level was 3,850 at the end of 2004; 5,310 at the end of 2005; and 5,697 at the end of the third quarter of 2006.
RESULTS OF OPERATIONS
Thirteen Weeks Ended June 25, 2006 vs. Thirteen Weeks Ended June 26, 2005
Net sales for the thirteen weeks ended June 25, 2006 were $169,599,000, a decrease of $77,000 from the thirteen weeks ended June 26, 2005. Suspension assembly sales decreased $1,401,000 from the thirteen weeks ended June 26, 2005. The suspension assembly sales decrease is due to average selling prices on suspension assembly unit shipments decreasing from $0.86 to $0.84, somewhat offset by increased suspension assembly unit shipments of 3,673,000 over the year ago quarter. The decline in average selling prices resulted from a sales mix that included a higher percentage of mature products with lower prices. The increase in unit shipments was due to overall growth in storage demand, growth in disk drive shipments and our share positions on customer disk drive programs currently ramping to volume. Sales of suspension assembly components to other suspension assembly manufacturers were $7,568,000, an increase of $1,902,000 from the thirteen weeks ended June 26, 2005.
Gross profit for the thirteen weeks ended June 25, 2006 was $32,111,000, compared to $51,434,000 for the thirteen weeks ended June 26, 2005. Gross profit as a percent of net sales decreased from 30% to 19%. The decrease in gross profit was due to an increase of $11,924,000 of depreciation expense coupled with lower production utilization resulting from excess manufacturing capacity, $4,914,000 of higher labor expense due to added personnel in manufacting areas and manufacturing support areas, and $2,140,000 in higher manufacturing supply expense. These higher costs are partially offset by lower material costs as a percent of sales due to improved yields, especially on the advanced TSA products.
Research and development expenses for the thirteen weeks ended June 25, 2006 were $13,906,000, compared to $9,571,000 for the thirteen weeks ended June 26, 2005. The increase was attributable to $3,419,000 of higher prototype production and supply costs, primarily related to TSA+ suspension assembly development, and $987,000 of higher labor expenses due to the hiring of additional personnel to support increased customer-specific suspension assembly development efforts and to develop process technologies for next-generation products. As a percent of net sales, research and development expenses increased from 6% in the third quarter of 2005 to 8% in the third quarter of 2006.
Selling, general and administrative expenses for the thirteen weeks ended June 25, 2006 were $20,263,000, a decrease of $887,000 from the thirteen weeks ended June 26, 2005. Selling, general and administrative expenses included $2,827,000 in lower incentive compensation expenses offset by $2,104,000 in higher labor expenses primarily due to added headcount and $762,000 in non-cash stock-based compensation expenses. Overall, selling, general and administrative expenses as a percent of net sales held flat at 12% from the third quarter of 2005 to the third quarter of 2006.
During the third quarter of 2006, we recorded an increase to operating income of $5,000,000 as a result of the resolution of a dispute with a former supplier. The full amount was paid to us during the third quarter of 2006.
Income from operations for the thirteen weeks ended June 25, 2006 was $2,942,000, compared to $20,713,000 for the thirteen weeks ended June 26, 2005. The lower operating income primarily was due to lower gross profit and higher research and development expenses, partially offset by the dispute settlement as discussed above. Income from operations for the thirteen weeks ended June 25, 2006 included a $3,527,000 loss from operations for our BioMeasurement Division segment, compared to a $2,129,000 loss from BioMeasurement operations for the thirteen weeks ended June 26, 2005.
Interest income for the thirteen weeks ended June 25, 2006 was $3,903,000, an increase of $883,000 from the thirteen weeks ended June 26, 2005. The thirteen weeks ended June 26, 2005 included $1,249,000 of interest on a tax refund of certain Minnesota corporate income taxes paid from the years 1995 through 1999 as noted below. The increase in interest income excluding the tax adjustment in 2005 was due to higher investment yields and higher average cash balances.
Other income, net of other expenses, for the thirteen weeks ended June 25, 2006 was $1,352,000, an increase of $69,000 from the thirteen weeks ended June 26, 2005. Other income consists primarily of royalty income.
Interest expense for the thirteen weeks ended June 25, 2006 was $2,522,000, an increase of $2,127,000 from the thirteen weeks ended June 26, 2005. The increase in interest expense was due to our sale and issuance of the 3.25% Notes during the second quarter of 2006.

The income tax provisions for the thirteen weeks ended June 25, 2006 and June 26, 2005 were based on estimated annual effective tax rates for each fiscal year of 11% and 23%, respectively. These rates are below the statutory federal rate primarily due to our estimate of the benefit derived from the EIE provisions related to export of U.S. products.
During the third quarter of 2005, a court awarded us a refund, with interest as discussed above, of certain Minnesota corporate income taxes paid for the years 1995 through 1999. As a result of the court’s decision, we also reversed a related contingency tax reserve. These items were partially offset by an adjustment to the carrying value of future tax benefits on certain NOL carryforwards. These items resulted in a net income tax benefit of $1,992,000 for the thirteen weeks ended June 26, 2005.
Net income for the thirteen weeks ended June 25, 2006 was $5,838,000, compared to net income of $19,642,000 for the thirteen weeks ended June 26, 2005. Net income for the thirteen weeks ended June 26, 2005 included the above-mentioned $1,992,000 net income tax benefit. The lower net income excluding the tax adjustment in 2005 primarily was due to lower gross profit and higher research and development expenses offset by the dispute settlement as discussed above.
Thirty-Nine Weeks Ended June 25, 2006 vs. Thirty-Nine Weeks Ended June 26, 2005
Net sales for the thirty-nine weeks ended June 25, 2006 were $540,152,000, an increase of $66,816,000 or 14% from the thirty-nine weeks ended June 26, 2005. Suspension assembly sales increased $53,812,000 from the thirty-nine weeks ended June 26, 2005, as a result of an 11% increase in suspension assembly unit shipments and a 1% increase in average selling prices for our suspension assemblies. The increase in suspension assembly unit shipments was due to overall growth in storage demand, growth in disk drive shipments and our share positions on customer disk drive programs currently ramping up to volume. Sales of suspension assembly components to other suspension assembly manufacturers were $24,066,000, an increase of $12,599,000 from the thirty-nine weeks ended June 26, 2005.
Gross profit for the thirty-nine weeks ended June 25, 2006 was $113,272,000, compared to $140,072,000 for the thirty-nine weeks ended June 26, 2005. Gross profit as a percent of net sales decreased from 30% to 21%. The decrease in gross profit was due to an increase of $36,136,000 of depreciation expense coupled with lower production utilization resulting from excess manufacturing capacity and lower production efficiencies resulting from a shift in product toward advanced suspension assembly products that are typically more costly to produce.
Research and development expenses for the thirty-nine weeks ended June 25, 2006 were $40,023,000, compared to $25,488,000 for the thirty-nine weeks ended June 26, 2005. The increase was attributable to $9,872,000 of higher prototype production and supply costs, primarily related to TSA+ suspension assembly development, and $2,796,000 of higher labor expenses due to the hiring of additional personnel to support increased customer-specific suspension assembly development efforts and to develop process technologies for next-generation products. As a percent of net sales, research and development expenses increased from 5% for the thirty-nine weeks ended June 26, 2005 to 7% for the thirty-nine weeks ended June 25, 2006.
Selling, general and administrative expenses for the thirty-nine weeks ended June 25, 2006 were $64,120,000, an increase of $2,267,000 or 5% from the thirty-nine weeks ended June 26, 2005. The increase primarily was attributable to $6,267,000 in higher labor expenses due to added headcount, $2,688,000 in non-cash stock-based compensation expenses, offset by $6,379,000 in lower incentive compensation expenses. Overall, selling, general and administrative expenses as a percent of net sales decreased from 13% for the thirty-nine weeks ended June 26, 2005 to 12% for the thirty-nine weeks ended June 25, 2006.
During the third quarter of 2006, we recorded an increase to operating income of $5,000,000 as a result of the resolution of a dispute with a former supplier. The full amount was paid to us during the third quarter of 2006.

Income from operations for the thirty-nine weeks ended June 25, 2006 was $14,129,000, compared to $53,451,000 for the thirty-nine weeks ended June 26, 2005. The lower operating income primarily was due to lower gross profit, higher research and development expenses, and higher selling, general and administrative expenses, somewhat offset by the dispute settlement as discussed above. Income from operations for the thirty-nine weeks ended June 25, 2006 included a $9,783,000 loss from operations for our BioMeasurement Division segment, compared to a $5,750,000 loss from BioMeasurement operations for the thirty-nine weeks ended June 26, 2005.
Interest income for the thirty-nine weeks ended June 25, 2006 was $9,138,000, an increase of $3,413,000 from the thirty-nine weeks ended June 26, 2005. The thirteen weeks ended June 26, 2005 included $1,249,000 of interest on a tax refund of certain Minnesota corporate income taxes paid from the years 1995 through 1999 as noted below. The increase in interest income, excluding the tax adjustment in 2005, was due to higher investment yields and interest on a tax refund that occurred during the first quarter of 2006 as noted below.
Other income, net of other expenses, for the thirty-nine weeks ended June 25, 2006 was $3,859,000, an increase of $273,000 from the thirty-nine weeks ended June 26, 2005. Other income consists primarily of royalty income.
Interest expense for the thirty-nine weeks ended June 25, 2006 was $4,995,000, an increase of $3,359,000 from the thirty-nine weeks ended June 26, 2005. The increase in interest expense primarily was due to our sale and issuance of the 3.25% Notes during the second quarter of 2006 and our assumption of a mortgage in connection with our purchase of the Eau Claire, Wisconsin assembly manufacturing building during the first quarter of 2006. The higher interest expense was partially offset by an increase in capitalized interest.
The income tax provisions for the thirty-nine weeks ended June 25, 2006 and June 26, 2005 were based on estimated annual effective tax rates for each fiscal year of 11% and 23%, respectively. These rates are below the statutory federal rate primarily due to our estimate of the benefit derived from the EIE provisions related to export of U.S. products. The estimated annual effective tax rate of 11% for the thirty-nine weeks ended June 25, 2006 includes a reduction for certain discrete items, without which income tax expense for the thirty-nine weeks ended June 25, 2006 would have been equal to 14% of pre-tax income. These discrete items consisted primarily of the settlement of a state tax audit for years 1991 through 1993 that occurred during the first quarter of 2006.
During the third quarter of 2005, a court awarded us a refund, with interest as discussed above, of certain Minnesota corporate income taxes paid for the years 1995 through 1999. As a result of the court’s decision, we also reversed a related contingency tax reserve. These items were partially offset by an adjustment to the carrying value of future tax benefits on certain NOL carryforwards. These items resulted in a net income tax benefit of $1,992,000 for the thirty-nine weeks ended June 26, 2005.
Net income for the thirty-nine weeks ended June 25, 2006 was $19,756,000, compared to net income of $48,224,000 for the thirty-nine weeks ended June 26, 2005. Net income for the first three quarters of 2005 included the above-mentioned $1,992,000 net income tax benefit. The lower net income, excluding the tax adjustment in 2005, is due to lower gross profit, higher research and development expenses and higher selling, general and administrative expenses, somewhat offset by the dispute settlement as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents increased from $33,733,000 at September 25, 2005 to $78,436,000 at June 25, 2006. Our securities available for sale increased from $172,778,000 to $245,058,000 during the same period. Overall, this reflects a $116,983,000 increase in our cash and cash equivalents and securities available for sale, primarily due to our issuance of the 3.25% Notes during the second quarter of 2006 and $86,713,000 generated from operations. This was partially offset by capital expenditures of $191,705,000.

In January 2006, we issued $225,000,000 aggregate principal amount of the 3.25% Notes pursuant to the Indenture. Interest on the 3.25% Notes will be payable on January 15 and July 15 of each year, beginning on July 15, 2006. Issuance costs of $6,032,000 have been capitalized and will be amortized over seven years in consideration of the holders’ ability to require us to repurchase all or a portion of the 3.25% Notes on January 15, 2013, as described below.
We have the right to redeem for cash all or a portion of the 3.25% Notes on or after January 21, 2011 at specified redemption prices provided in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Holders of the 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash on January 15, 2013, January 15, 2016 and January 15, 2021 or in the event of a fundamental change at a purchase price equal to 100% of the principal amount of the 3.25% Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the purchase date.
Under certain circumstances, holders of the 3.25% Notes may convert their 3.25% Notes based on a conversion rate of 27.4499 shares of our common stock per $1,000 principal amount of 3.25% Notes (which is equal to an initial conversion price of approximately $36.43 per share), subject to adjustment. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of 3.25% Notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the Indenture, of the number of shares of our common stock equal to the conversion rate. If the conversion value exceeds $1,000, we also will deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. If a holder elects to convert his, her or its 3.25% Notes in connection with a fundamental change that occurs prior to January 21, 2011, we will pay, to the extent described in the Indenture, a make-whole premium by increasing the conversion rate applicable to such 3.25% Notes.
On December 21, 2005, we entered into an amended and restated Loan Agreement with LaSalle Bank National Association, increasing our $10,000,000 unsecured credit facility to a $50,000,000 unsecured credit facility that provides both revolving loans and letters of credit. As of June 25, 2006, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled approximately $1,780,000 as of such date, resulting in approximately $48,220,000 of remaining availability under the facility.
Cash used for capital expenditures totaled $191,705,000 for the thirty-nine weeks ended June 25, 2006, compared to $137,182,000 for the thirty-nine weeks ended June 26, 2005. We currently anticipate capital expenditures to total approximately $250,000,000 in 2006 primarily for both TSA suspension and TSA+ suspension manufacturing capacity, facilities and tooling and for the development of new process technology. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents, securities available for sale, our credit facility and new financing.
Our capital expenditures are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives, process improvements to be incorporated in our manufacturing operations and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes which may require new or improved process technologies. Anticipated capital expenditures may be adjusted during a fiscal year.
On July 15, 2005, our Board of Directors approved an expansion of our manufacturing facility located in Eau Claire, Wisconsin. We are adding a production bay with an above-ground footprint of approximately 70,000 square feet to our manufacturing facility and expect the expansion to cost approximately $30,000,000. We currently expect this expansion to be completed during the fourth quarter of 2006.
During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased), together with related equipment, at our manufacturing site in Eau Claire, Wisconsin for $12,924,000 including

$5,069,000 paid in cash and the remainder by our assumption of a mortgage with a 7.15% interest rate that matures in April 2011.
In July 2004, our Board of Directors authorized the repurchase of up to two million shares of our common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. In 2004, we repurchased a total of 1,722,500 shares for a total cost of $39,252,000. The average price paid per share was $22.75. In 2005, we repurchased a total of 206,000 shares for a total cost of $5,747,000. The average price paid per share was $27.86. We did not repurchase any shares during the thirteen weeks ended June 25, 2006. On July 24, 2006, we repurchased the remaining authorized amount of 71,500 shares for a total cost of $1,299,000. The average price paid per share was $18.13.
Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and restrict our ability to enter into certain types of financing. As of June 26, 2006, we were in compliance with all such covenants. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.
We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations, our credit facility and additional financing will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through 2006. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all if needed.
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
For all sales, we use a binding purchase order as evidence of an arrangement. Delivery generally occurs when product is delivered to a common carrier. Certain of our products are delivered on an FOB destination basis. We defer our revenue associated with these transactions until the product has been delivered to the customer’s premises.
We also store inventory in VMI facilities, which are warehouses that are located close to the customer’s manufacturing facilities. Revenue is recognized on sales from such facilities upon the transfer of title and risk of loss, following the customer’s acknowledgement of the receipt of the goods.
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

Income Taxes
We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our statement of operations.
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
Increased demand for higher capacity drives, coupled with a slower rate of improvement in data density, tends to result in more disks, heads and suspension assemblies per disk drive. Industry analysts continue to expect disk drive unit shipments for calendar 2006 to grow about 14% to 17% compared with calendar 2005. In addition, we expect the average number of suspension assemblies used per disk drive to remain about flat with calendar 2005 at approximately 2.8 per drive in calendar 2006 and, as a result, expect industry-wide suspension assembly demand in 2006 to track the anticipated growth in disk drive shipments.
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

The miniaturization of disk drives, the development of next-generation read/write technology and head sizes, continuing improvement in data density and the increasing use of disk drives in consumer electronics applications will require even finer electrical conductors on the suspension assembly. Next-generation disk drives also may require additional electrical conductors. Our current TSA suspensions are produced using a subtractive process, and we are investing in extending our current process capabilities and in developing a new additive process and equipment to meet emerging industry specifications. While we do not expect to generate revenue from suspension assemblies produced utilizing an additive process in 2006, we will invest significantly in developing this capability and related capital equipment. As we transition TSA+ from development to high volume manufacturing, we may experience higher cost due to yield loss, production inefficiencies, learning curves and equipment problems. Furthermore, our additive process is added in blocks of capacity so underutilization of certain equipment is possible until demand increases.
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
In May 2006, our customer Seagate Technology LLC acquired our customer Maxtor Corporation. We are unable to predict what effect the acquisition will have on our shipment volumes. If demand for our suspensions shifts to other suspension manufacturers, our results of operations may be materially adversely affected.
OTHER MATTERS
The AJCA was signed into law on October 22, 2004. The AJCA contained two provisions that affect us. The first provision is the repeal of the EIE, which will be phased out on a calendar year basis with the benefit ending December 31, 2006. Due to the new law, we expect to have a decreased benefit from EIE.
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

CONTRACTUAL OBLIGATIONS
The following table presents our contractual obligations at June 25, 2006 (in thousands):

	Payments due by period
			One to
		Less Than	Three	Three to	More Than
	Total	One Year	Years	Five Years	Five Years
Long-term debt	$381,843	$1,230	$2,739	$152,874	$225,000
Interest expense	161,071	11,148	22,015	18,221	109,688
Operating leases	35,067	13,466	16,506	3,048	2,047

Total	$577,981	$25,844	$41,260	$174,143	$336,735

At June 25, 2006, we were not party to any significant purchase obligations for goods or services.
OFF-BALANCE SHEET ARRANGEMENTS
Our unsecured credit facility with LaSalle Bank National Association provides for letters of credit. Any letters of credit outstanding under this facility will not be included on our balance sheet unless and until the beneficiary of the letter of credit draws upon it. Letters of credit outstanding under this facility totaled approximately $1,780,000 as of June 25, 2006, none of which have been drawn upon.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our credit facility with LaSalle Bank National Association carries interest rate risk, in connection with certain borrowings for which it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the credit facility, interest expense would increase or decrease accordingly. At June 25, 2006, there were no outstanding borrowings under the credit facility.
We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At June 25, 2006, we had fixed rate debt of $381,843,000.
We have not entered into derivative or other financial instruments for trading or speculative purposes or hedging transactions, other than four currency options, the largest of which was $450,000, to minimize our exposure to potential currency fluctuations associated with the underlying operating expenses of some of our offices overseas. At June 25, 2006, we had no foreign currency option contracts outstanding. All of our sales transactions in our Disk Drive Components Division are denominated in United States dollars and thus are not subject to risk due to currency exchange fluctuations. Certain sales transactions in our BioMeasurement Division may be denominated in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
SECURITIES LITIGATION
Our company and six of our present executive officers, two of whom are directors, are named as defendants in a Consolidated Complaint filed by several investors in the U.S. District Court for the District of Minnesota on May 1, 2006. The Consolidated Complaint purports to be brought on behalf of a class of all persons (except defendants) who purchased our stock in the open market between October 4, 2004 and August 29, 2005 (the “class period”). The Consolidated Complaint alleges that the defendants made false and misleading public statements about our company, and our business and prospects, in press releases and SEC filings during the class period, and that the market price of our stock was artificially inflated as a result. The Consolidated Complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Consolidated Complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief. On June 30, 2006, defendants filed a motion to dismiss the Consolidated Complaint. Briefing on the motion is underway. The motion is scheduled for hearing on December 4, 2006.
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
If we fail to introduce successfully new products or product features on a regular and timely basis, demand for our existing products could decline, and our business, financial condition and results of operations could be materially adversely affected. If a competitor introduced a widely accepted new suspension assembly design and we were not able to respond to the new design effectively, our business, financial condition and results of operations would be materially adversely affected.
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
Our development of additive process capabilities may require more capital investment than we currently anticipate which will adversely impact our operating results. If our development of additive process capabilities is delayed for any reason, or if suspension assemblies cannot be produced profitably in the quantities or to the specifications required by customers, we may need to purchase components manufactured through additive processing and our results of operations could be materially adversely affected. We may not be able to purchase such components on terms acceptable to us or at all. The introduction of new process capabilities for our products increases the likelihood of unexpected quality concerns, which may negatively impact our ability to bring products to market on time and at acceptable costs. Further, most of our current competitors use components produced through additive processing for volume production of suspension assemblies, which may give them an advantage in developing and qualifying new products with our customers. As we transition TSA+ from development to high volume manufacturing, we may experience higher cost due to yield loss, production inefficiencies, learning curves and equipment problems. Furthermore, our additive process is added in blocks of capacity so underutilization of certain equipment is possible until demand increases.
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
We have at times in the past increased our production capacity and the overhead that supports production based on anticipated market demand, and in 2004, 2005 and the first three quarters of 2006, we added production capacity based on expected future demand. Anticipated market demand, however, has not always developed as expected or remained at a consistent level. As a result, we have underutilized our capacity in the past, and in 2000 and 2001, had asset impairment charges of $56,523,000 and $20,830,000, respectively, and we may underutilize our production capacity in the future. This underutilization decreases our profitability.
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
Although we supply nearly all domestic and foreign-based manufacturers of disk drives and manufacturers of disk drive components, sales to our five largest customers constituted 87% of net sales for the thirty-nine weeks ended June 25, 2006, 89% of net sales for 2005, 85% of net sales for 2004 and 81% of net sales for 2003. Over the years, the disk drive industry has experienced numerous consolidations. In December 2005, our customer Seagate Technology LLC announced plans to acquire our customer Maxtor Corporation. These consolidations, together with companies exiting the disk drive industry, result in fewer, but larger, customers for our products. The loss of market share by one of our major customers or the loss of one or more of our major customers for any reason, including the development by any one customer of the capability to produce suspension assemblies in high volume for its own products, a change in the type of suspension assembly used by a customer or the failure of a customer to pay its account balance with us, could have a material adverse effect on our results of operations.
Our business is capital intensive and we may not be able to obtain the capital we need to maintain or grow our business.
We will need significant funds over the next several years to achieve our long-term growth objectives. We would likely use these funds for capital expenditures, research and development, debt service and working capital. Our business is highly capital intensive. Our total capital expenditures were $191,705,000 for the thirty-nine weeks ended June 25, 2006, $197,123,000 in 2005, $93,085,000 in 2004 and $52,023,000 in 2003. We currently anticipate spending approximately $250,000,000 on capital expenditures during 2006. In addition, research and development expenses were $36,829,000 in 2005, and we expect that they will total approximately $50,000,000 to $60,000,000 in 2006. The 2005 increases in capital expenditures and research and development expenses were primarily related to expansions of trace and photoetch manufacturing and investments in processes, tooling, equipment and facilities along with expenses related to customer-specific development efforts and process improvements.
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
The following factors could affect our ability to obtain additional financing on favorable terms or at all:
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
We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our VMI facilities. Certain agreements with our customers provide that we maintain minimum finished goods inventory levels. Our customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.

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
We believe that the patents we hold and may obtain are valuable, but that they will not independently determine our success. Moreover, we may not receive patents for our pending patent applications, and our issued patents may not be broad enough to protect our technology adequately. We compete in an industry with rapid development and technological innovation. We cannot be sure that our future technology will be protected, or that any patent issued to us will not be challenged, invalidated, circumvented or infringed. In addition, we have only limited patent rights outside the United States, and the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.
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
Our BioMeasurement Division has developed a medical device called the InSpectra system that uses an optical technology to measure local, rather than systemic, oxygen saturation of hemoglobin in tissue. During 2002, we sold our first units, and subsequently we have sold this device to researchers and early adopters in key trauma centers. During 2005, 15 independent clinical studies using the InSpectra system were completed in the United States and Europe. Our current research efforts in the BioMeasurement Division focus on clinical studies. Operating losses for our BioMeasurement Division were $9,783,000 for the thirty-nine weeks ended June 25, 2006 and $8,688,000, $6,951,000 and $5,979,000 for 2005, 2004 and 2003, respectively. We do not expect to generate significant revenue from this device during 2006. We expect operating losses in the BioMeasurement Division to continue for the foreseeable future, which will negatively impact our financial condition and results of operations.
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
Our ratio of total debt to total capitalization at June 25, 2006 was 40.0%, an increase from 21.4% at September 25, 2005 due to our issuance and sale of the 3.25% Notes. Our ability to satisfy our obligations to pay interest and to repay debt is dependent on our future performance. Our performance depends, in part, on prevailing economic conditions and financial, business and other factors, including factors beyond our control. To the extent that we use a substantial portion of our cash flow from operations to pay the principal of, and interest on, our indebtedness, that cash flow will not be available to fund future operations and capital expenditures. Our debt level also may limit our ability to obtain additional financing to fund future capital expenditures, debt service, research and development, working capital and other general corporate requirements. It also could make us more vulnerable to general economic downturns and competitive pressures. We cannot be sure that our operating cash flow will be sufficient to fund our future capital expenditure, research and development and debt service requirements or to fund future operations.
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
As described in “Legal Proceedings” in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, a consolidated shareholder class action suit has been filed naming our company and certain of our officers and directors as co-defendants. A related derivative action also was filed naming our company, as a nominal defendant, all of our present directors and one of our officers as co-defendants, but was dismissed without prejudice in April 2006. As is often the case in securities class action litigation, the SEC has requested information with respect to some of the allegations in the litigation. We are not able to predict the ultimate outcome of this securities class action litigation. It is possible that this litigation could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could harm our business.
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

HUTCHINSON TECHNOLOGY INCORPORATED

Date: August 2, 2006	By	/s/ Wayne M. Fortun Wayne M. Fortun
President and Chief Executive Officer

Date: August 2, 2006	By	/s/ John A. Ingleman

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