Form 10-K
period 2006-09-24
HUTCHINSON TECHNOLOGY INC
filed 2006-12-06
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 24, 2006
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☑  No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☑  Accelerated Filer ☐  Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 26, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $732,669,129, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of December 1, 2006 the registrant had 25,945,161 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for the annual meeting of shareholders to be held January 31, 2007 are incorporated by reference in Part III.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: the demand for and shipments of disk drives, suspension assemblies and suspension assembly components, disk drive and suspension assembly technology and development, the development of and market demand for medical devices, capital expenditures and capital resources, average selling prices, inventory levels, gross margins and operating results and manufacturing capacity. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” beginning on page 9. This list of factors may not be exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

PART I

HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item 1.	Business

When we refer to “we,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2007” mean our fiscal year ending September 30, 2007, references to “2006” mean our fiscal year ended September 24, 2006, references to “2005” mean our fiscal year ended September 25, 2005, references to “2004” mean our fiscal year ended September 26, 2004, references to “2003” mean our fiscal year ended September 28, 2003, references to “2002” mean our fiscal year ended September 29, 2002, references to “2001” mean our fiscal year ended September 30, 2001, references to “2000” mean our fiscal year ended September 24, 2000 and references to “1999” mean our fiscal year ended September 26, 1999.

OVERVIEW

We are a global technology leader committed to creating value by developing solutions to critical customer problems. Our culture of quality, continuous improvement, superior innovation and a relentless focus on the fundamentals enables us to lead in the markets we serve. We incorporated in Minnesota in 1965.

Our Disk Drive Components Division is the world’s leading supplier of suspension assemblies for disk drives. Suspension assemblies are precise electro-mechanical components that hold a disk drive’s recording head at microscopic distances above the drive’s disks. Our innovative product solutions help customers improve yields, increase reliability and enhance disk drive performance, thereby increasing the value they derive from our products.

Our BioMeasurement Division is filling a critical information gap in the monitoring of trauma patients with the introduction of the InSpectratm StO2 Tissue Oxygenation Monitor. Launched in October 2006, the device gives hospital trauma teams the ability to noninvasively and continuously measure tissue oxygen saturation (St02) and monitor it during resuscitation. Because tissue oxygenation is fundamental to health, we continue to study the potential benefits of monitoring St02 in other areas of medicine where similar information gaps exist.

DISK DRIVE COMPONENTS DIVISION

Our Disk Drive Components Division manufactures suspension assemblies for all sizes and types of hard disk drives. Suspension assemblies are critical components of disk drives that hold the read/write heads in position above the spinning magnetic disks. We developed our leadership position in suspension assemblies through research, development and design activities coupled with substantial investment in process capabilities, product features and manufacturing capacity. We manufacture our suspension assemblies with proprietary technology and processes with very low part-to-part variation and to precise specifications that are critical to maintaining the necessary microscopic clearance between the head and disk and the electrical connectivity between the head and the drive circuitry. During 2006, we shipped 805 million suspension assemblies of all types, supplying nearly all domestic and foreign-based disk drive manufacturers and their suppliers, including read/write head manufacturers.

We design our suspension assemblies with a focus on the increasing performance requirements of new disk drives, principally smaller read/write heads, increased data density, improved head to disk stability during a physical shock event and reduced data access time. Technological advances in and the miniaturization of disk drives generally require suspension assemblies with lower variability, specialized design, expanded functionality and greater precision. We will continue to invest in advancing suspension assembly technology, enhancing our process capabilities and expanding our production capacity to maintain our market leadership position.

We believe that end user demand for storage capacity will continue to increase as rapidly evolving technology and computer applications continue to require storage devices with increased capacity and functionality in both business and consumer markets. Storage industry analysts currently forecast a 13% to 15% increase in disk drive shipments in calendar 2007. For calendar 2007, we are closely monitoring storage capacity requirements and the pace of transition to higher capacity desktop and notebook disk drives. A slower transition to higher capacity drives could result in the average number of suspension assemblies per disk drive declining from an estimated 2.8 in calendar 2006 to approximately 2.7 in calendar

2007. As a result, while we expect continued growth in worldwide suspension assembly demand, the rate of increase in 2007 may be less than the rate of increase in disk drive shipments.

Products

We categorize our current products as either suspension assemblies or other products, which consist primarily of etched and stamped components used in connection with, or related to, suspension assemblies.

The following table shows, for each of 2006, 2005 and 2004, the relative contribution to net sales, in millions of dollars and percentages, of each product category:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Suspension assemblies	$682.2	95%	$608.8	96%	$444.3	95%
Other products	39.3	5	22.8	4	25.4	5

Total net sales	$721.5	100%	$631.6	100%	$469.7	100%

See Note 11 to the consolidated financial statements contained in Item 15 for financial information with respect to our business segments and a distribution of revenue and long-lived assets by geographic area for each of 2006, 2005 and 2004. See also Eleven-Year Selected Financial Data.

Suspension Assemblies.  During 2006, we shipped 805 million suspension assemblies, compared to 719 million and 538 million in 2005 and 2004, respectively. We shipped TSA suspensions produced using our “subtractive” manufacturing processes, which incorporate into the suspension the electrical connection from the read/write head to the disk drive’s electronic circuitry. We also shipped conventional suspension assemblies, which do not provide the electrical connectivity features of a TSA suspension. We have the capability to produce multiple variations of suspension assemblies. This capability permits us to assist customers’ design efforts and meet the varied and changing requirements of specific customers. We have developed significant proprietary capabilities in the design and production of suspension assemblies for both current and emerging disk drive designs, including advanced suspension assemblies developed in anticipation of new generations of higher performance disk drives and read/write heads.

We believe value-added features we offer for our current TSA suspensions, such as dual-stage actuation, clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers and laminated loadbeams, will accommodate higher levels of performance required in suspension assemblies for several years. We expect to have a high-volume production line ready in the second half of 2007 to produce flexures, a component of a suspension assembly, using an “additive” manufacturing process to accommodate further electrical conductor miniaturization and the smaller next-generation read/write heads. We call suspension assemblies that incorporate flexures produced using an additive manufacturing process TSA+ suspension assemblies. We do not expect to generate significant revenue from our TSA+ suspension assemblies during 2007.

Other Products.  To further assure customers that the suspensions they require for their products will be readily available when and where they are needed, we manufacture and sell to competitive suspension assembly manufacturers etched and stamped component-level parts, such as flexures and baseplates, for suspensions. In 2006, sales of component-level parts accounted for approximately 4% of our revenue.

Manufacturing

Our manufacturing strategy focuses on reliably producing suspension assemblies in high volume with the consistent precision and features required by our customers. We have developed advanced proprietary process, inspection and measurement systems and controls, and related automated production equipment. We have adopted an integrated manufacturing approach that closely couples design, tooling and manufacturing, which has facilitated the development, implementation and high-volume production of new suspension assembly products. We believe that our integrated approach and dedicated development capability give us a competitive advantage in quickly supplying suspension assembly prototypes and ramping volume manufacturing.

Our integrated manufacturing approach also helps us to respond to short-term shifts in market demand. Fluctuations in demand from quarter to quarter and an increasing number of customer programs in volume production require overall business agility. We must operate efficiently over a wide range of peak volumes and product types, often producing a wider variety of suspension assemblies in lower volumes. As our products are increasingly used in consumer electronics applications, we are exposed to seasonal demand fluctuations.

Our products require several manufacturing processes, each dependent on different technical disciplines, to ensure the miniaturization, the high degree of precision and the process control necessary to meet strict customer requirements. The manufacturing processes we employ include photoetching, stamping, chemical deburring, automated optical inspection, plasma etching, plating, precision forming, laser welding and ultrasonic cleaning. We are also developing additive processing to produce flexures for future generations of suspension assemblies that meet the increasingly tighter performance specifications of our customers.

Our critical raw material needs are available through multiple sources of supply, with the following exceptions. Certain types of stainless steel, as well as covercoat and liquid photoresist (liquid compounds used in our manufacturing process), are currently single-sourced because the raw materials provided by these sources meet our strict specifications. We have chosen to obtain certain other materials, including a laminate constructed from raw material that contains stainless steel, polyimide and copper from a limited set of sources because of quality and pricing considerations. To protect against the adverse effect of a short-term supply disruption, we maintain several weeks’ supply of these materials.

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

Research and Development

The disk drive industry is subject to rapid technological change, and our ability to remain competitive depends on, among other things, our ability to anticipate and respond to changes and to continue our close working relationships with the engineering staffs of our customers. As a result, we have devoted and will continue to devote substantial resources to research and development efforts. Our research and development expenses for the disk drive division were approximately $46,690,000, $32,753,000 and $25,769,000, in 2006, 2005 and 2004, respectively. Research and development expenses for 2004 were reduced by customer funding of $4,755,000 for certain advanced suspension assembly development costs. During 2006 and 2005, we received no pre-paid customer funding for research and development costs. We expect that our research and development spending in 2007 will be similar to our 2006 spending primarily due to investments in the development of new process capabilities and new products and product features, particularly related to TSA+ suspension assemblies.

The miniaturization of disk drives, the development of smaller next-generation read/write heads, continuing improvement in data density and the increasing use of disk drives in consumer electronics applications necessitate the further miniaturization of suspension assemblies. Through continued investment in research and development, our existing processes for manufacturing TSA suspension assemblies are being extended to meet escalating customer requirements for precision and performance. We also will implement alternative technologies, including additive processing to produce flexures for our TSA+ suspension assemblies, that we believe will be required for manufacturing future generations of our products. Additive processing involves depositing thin metal layers onto a polyimide surface in the shape of the desired circuitry and then imaging and chemically plating up metal layers to form the suspension’s electrical conductors. During 2006, we produced TSA+ prototype suspension assemblies using this additive process, and we expect to have a high-volume production line ready for flexures used in TSA+ suspension assemblies in the second half of 2007, but we do not expect to generate significant revenue from this product during 2007. In the interim, we are purchasing flexures manufactured through additive processing that customers may require. Our ability to extend our current processes to accommodate further conductor miniaturization and the rate at which our customers adopt smaller next-generation read/write heads will largely determine the pace of transition to an additive process and the volume of products manufactured using this process.

Our research and development efforts also are directed at continuing to develop suspension assembly capability and features that enable our products to meet performance criteria desired by our customers for specific drive applications. Measurement, process development and process control are critical to improving capability related to static attitude, gram force and stabilization, resonance and windage, all performance characteristics important to suspension assemblies. Our current suspension assembly features include dual-stage actuation, clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers and laminated loadbeams.

Customers and Marketing

Our disk drive products are sold principally through our account management team operating primarily from our headquarters in Hutchinson, Minnesota. Through subsidiaries, we have managers, technical representatives and quality coordinators in Asia. We sell our suspension assemblies to original equipment manufacturers for use in their products and to subassemblers who sell to original equipment manufacturers. We also sell suspension assembly components to competitors. Our account management team is organized by individual customer, and contacts are typically initiated with both the customer’s purchasing agents and its engineers. Our engineers and account management team together actively participate in the selling process and in maintaining customer relationships.

We have established “vendor managed inventory,” or VMI, facilities near the major production centers of certain individual customers to assure that we meet the customers’ inventory requirements. Certain agreements with our customers provide that we maintain minimum finished goods inventory levels. During 2006, approximately 70% of our suspension assembly shipments were distributed to our customers in Thailand, Hong Kong and the People’s Republic of China through our VMI facilities. We also have established a service center in Thailand that will provide product logistics support, technical support and measurement services.

We are a supplier to nearly all domestic and foreign-based manufacturers of disk drives and manufacturers of disk drive components. The following table shows our five largest customers for 2006 as a percentage of net sales.

Percentage of
Customer	Net Sales

SAE Magnetics, Ltd./TDK	28%
Alps Electric Co., Ltd.	20%
Western Digital Corporation	15%
Seagate Technology, LLC	15%
Innovex, Inc.	8%

Sales to our five largest customers constituted 86%, 89% and 85% of net sales for 2006, 2005 and 2004, respectively. Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Samsung, Toshiba and Hitachi Global Storage Technologies, which may purchase read/write head assemblies from several different read/write head manufacturers that utilize our suspension assemblies and suspension assembly components. In May 2006, our customer Seagate Technology LLC completed its merger with our customer Maxtor Corporation. We expect to continue to depend upon a limited number of customers for our sales, given the relatively small number of disk drive and read/write head manufacturers. Our results of operations could be adversely affected by reduced requirements at our major customers.

Backlog

We generally make our sales pursuant to purchase orders rather than long-term contracts. Our backlog of purchase orders was approximately $118,900,000 at September 24, 2006, as compared to $129,047,000 at September 25, 2005. Our purchase orders may be changed or cancelled by customers on short notice. In addition, we believe that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Accordingly, we do not believe that backlog should be considered indicative of sales for any future period.

Competition

We believe that the principal factors of competition in the suspension assembly market include time to market, product performance and quality, design expertise, customer service, reliability of volume supply and price. We believe that we are the leading supplier of suspension assemblies sold to disk drive manufacturers and their suppliers, including read/write head manufacturers, worldwide. Our principal competitors are Magnecomp Precision Technology (“MPT”), Nihon Hatsujo Kabusikigaisha (“NHK”), NAT Peripheral (H.K.) Co., Ltd., (a joint venture of NHK and SAE Magnetics, Ltd./TDK) and Suncall Corporation. The electrical interconnect features of our TSA suspensions also face competition from alternative interconnect technologies, such as deposition circuitry, produced using an additive process, and flexible circuitry, both of which are being used in drive production. We are extending our existing manufacturing processes and developing additive processing of flexures for use in TSA+ suspension assemblies. Our principal competitor in producing flexures through additive processing is Nitto Denko Corporation. Although we cannot be sure that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies or suspension assembly components, we believe that the number of entities that have the technical capability and capacity for producing precision suspension assemblies or components in large volumes will remain small.

Other types of data storage systems, such as flash (semiconductor) memory, holographic memory and tape memory and optical (DVD and CD) drives, may become competitive with certain disk drive applications, and thereby affect the demand for our products. Given the current state of the technologies, flash memories and holographic memories are not expected to be priced competitively with disk drives in traditional computing applications, and optical drives and tape memories are inherently much slower than disk drives. We continually monitor technological developments in the data storage arena and on an ongoing basis, we review technological threats to the disk drive market. We believe disk drives will remain the dominant data storage technology for the foreseeable future. However, emerging applications requiring digital storage, particularly in consumer electronics products that require lower storage capacity, may use flash memory instead of disk drives, which would limit growth opportunities for disk drive-based data storage. We believe that these technologies will not materially impact the market for disk drives in the near future.

BIOMEASUREMENT DIVISION

We established the BioMeasurement Division in 1996 with the objective of leveraging our culture of quality, engineering capabilities and leading-edge measurement technology in the medical market. We applied our engineering and manufacturing expertise to develop a device that noninvasively provides information about tissue oxygenation that helps clinicians when treating trauma patients. Our first device, the InSpectra Tissue Spectrometer, was introduced in 2002 and was used primarily for research. We have since developed a second-generation product for clinical use, the InSpectra StO2 Tissue Oxygenation Monitor, which we are currently providing to customers for evaluation and clinical use.

Products

We designed the InSpectra StO2 System for use in the trauma and emergency medicine markets where there is a need to directly monitor the compromised tissue oxygenation associated with hemorrhagic shock. The system consists of the InSpectra StO2 Tissue Oxygenation Monitor and the InSpectra StO2 Sensor, which are connected by a short length of optical cable. The InSpectra StO2 System has received U.S. Food and Drug Administration, or FDA, 510k clearance and CE Mark registration in the European Union. The device measures local tissue oxygen saturation, StO2, which is an absolute number that quantifies the ratio of oxygenated hemoglobin to total hemoglobin in the microcirculation of skeletal muscle. This new measurement can indicate the patient’s overall tissue oxygenation status, helping clinicians monitor the presence of shock and its status during fluid resuscitation procedures.

The InSpectra StO2 System uses near infrared spectroscopy to continuously and noninvasively provide a direct measurement of StO2 for the muscle tissue beneath the sensor, giving clinicians real-time, continuous information. The InSpectra StO2 Tissue Oxygenation Monitor is configured for use with the single-use sensor, which is applied to the thenar eminence (the muscle at the base of the thumb on the palm side of the hand). The monitor provides readings 20 seconds after start-up, without calibration, stores 24 hours of captured data and provides a continuous numeric reading and a trended display.

There are currently no other clinical methods for directly determining oxygen saturation in the microcirculation of tissue. Blood chemistry tests indirectly indicate tissue oxygenation levels, but the tests can be compromised by alcohol in the patient’s bloodstream and also require blood samples, making them invasive and intermittent. In contrast, the InSpectra StO2 System noninvasively provides a direct, real-time and continuous StO2 reading. Pulse oximeters give clinicians another indication of oxygenation, but SpO2, the measurement taken by pulse oximeters, represents the systemic oxygen saturation of blood that is circulating throughout the entire body and does not reflect how well oxygen is making its way into tissue. The InSpectra StO2 Tissue Oxygenation Monitor measures local tissue oxygenation saturation and not systemic blood oxygenation; its readings will vary as the supply and consumption of oxygen change at the measurement site. Transcutaneous PO2 measures the partial pressure of oxygen in the skin and only permits an inference of whether tissue is being oxygenated based on what is being emitted by the skin. Our device measures oxygen saturation in the microcirculation of tissue below the skin to produce an accurate StO2 reading.

Manufacturing

We will manufacture and assemble the InSpectra StO2 Tissue Oxygenation Monitor and the InSpectra StO2 Sensor in our Hutchinson, Minnesota manufacturing facility. Some subassemblies will be obtained from outside suppliers. Our manufacturing process must comply with the FDA’s Quality System Regulation. We also comply with ISO 13485:2003, an international quality systems standard for manufacturing processes, and our compliance with the ISO standard is audited annually by a third party.

Research and Development

We are conducting clinical studies about the effectiveness and value of our technology for patients who are in or may be about to go into shock, as well as for other clinical applications. We also devote research and engineering resources to ongoing product development focused on addressing hemorrhagic shock and have conducted initial research into the potential application of near infrared spectroscopy to the monitoring of septic, cardiogenic and pulmonary shock, all of which involve insufficient tissue oxygenation. For 2006, 2005 and 2004, research and development expenses for the BioMeasurement Division were approximately $6,249,000, $4,076,000 and $2,489,000, respectively.

For the last several years, we have focused on trauma and hemorrhagic shock studies and have conducted a key multi-site trial and several investigator-initiated studies, most of which have been pilot studies. We also established a Trauma and Critical Care Advisory Board in 2003 to ensure that the technology we develop addresses real and unanswered medical needs. We recently announced the results of the multi-site StO2 Trauma Study we sponsored that was conducted by seven Level I trauma centers that enrolled 383 trauma patients. It was initiated in 2004 to identify the role StO2 monitoring with our InSpectra StO2 System could play in monitoring the inadequate tissue oxygenation associated with hemorrhagic shock. The study was designed to determine whether StO2 measurements on the thenar eminence are an indicator of hypoperfusion (inadequate blood flow and oxygenation). Data from the study show that StO2 measured noninvasively on the thenar eminence is a statistically significant indicator of hypoperfusion in trauma patients.

Our technology also may have potential clinical applications beyond the trauma and emergency medicine markets, but we are not currently developing products to address other clinical applications.

Marketing, Sales and Distribution

We have focused our marketing efforts on preparing the trauma market to understand the value of StO2 in monitoring trauma patients and how the InSpectra StO2 System works. We have hired individuals with extensive experience in the areas of medical sales, marketing and clinical and regulatory affairs, and we have attended key trauma and critical care conferences, sponsored educational forums, produced newsletters and established key opinion leader relationships.

We estimate that the trauma market for StO2 monitoring in the United States and Europe represents up to a $500 million annual market in 2011. We expect our first customers to be large trauma centers in the United States and major medical centers in Germany, France and the United Kingdom. We then plan to expand our sales efforts to mid-tier trauma centers in the United States and Europe and to other departments of our existing customers, such as emergency medicine departments. We will begin selling our device using a direct sales force dedicated to the BioMeasurement Division that will report to our Minnesota headquarters or to our Netherlands office.

We plan to offer our customers a flexible technology acquisition program that will encourage a short-term, no-cost evaluation followed by an extended pay-per-use period, as well as direct purchase opportunities. We anticipate that during the first calendar year of sales of the InSpectra StO2 System, many of our customers will use the product through our pay-per-use program.

Competition

The InSpectra StO2 System is currently the only noninvasive tissue oxygenation monitor designed for the trauma environment. Somanetics Corporation, Hamamatsu Photonics and CAS Medical Systems, Inc. produce devices that use near infrared spectroscopy to monitor levels of cerebral oxygen, and ViOptix, Inc. has FDA clearance for a near infrared tissue oxygenation monitor, but it is focused on plastic surgery applications. Somanetics Corporation also has launched a product to monitor changes in regional blood oxygen saturation in both cerebral and somatic (torso) tissue. It is possible that these companies or others may develop a product for use in a trauma setting.

We also face competition from alternative clinical methodologies. If trauma clinicians do not incorporate StO2 into their decision making and instead continue to rely on indirect indications of tissue oxygenation provided by blood tests, in-dwelling catheters and vital sign parameters, for instance, we may have difficulties selling our product.

FOREIGN SALES

Sales to foreign-based enterprises for both divisions totaled $434,979,000, $387,512,000 and $334,075,000 for 2006, 2005 and 2004, respectively. Sales to foreign subsidiaries of U.S. corporations totaled $233,860,000, $198,905,000 and $104,416,000 for 2006, 2005 and 2004, respectively. The majority of these sales were to the Pacific Rim region. In addition, we have significant sales to U.S. corporations which use our products in their offshore manufacturing sites.

INTELLECTUAL PROPERTIES

We regard much of the equipment, processes, information and knowledge that we generate and use in the manufacture of our disk drive products as proprietary and protectable under applicable trade secret, copyright and unfair competition laws. In addition, if we develop manufacturing equipment, products and processes for making disk drive products where patents might enhance our position, we have pursued, and we will continue to pursue, patents in the United States and in other countries. We have U.S. and foreign patents issued and pending on the technology employed by the InSpectra StO2 System. Our intellectual property covers the basic algorithm and methodology used by the InSpectra Sto2 System to calculate StO2. Proprietary and patent-issued or patent-pending hardware and software preclude another company’s disposable interface from being used with our InSpectra StO2 System.

As of September 24, 2006, we held 167 U.S. patents and 42 foreign patents, and we had 76 patent applications pending in the United States and 25 patent applications pending in other countries covering both our Disk Drive Components and our BioMeasurement Divisions. Internally, we protect intellectual property and trade secrets through physical security measures at our facilities as well as through non-disclosure and non-competition agreements with all employees and confidentiality policies and non-disclosure agreements with consultants, strategic suppliers and customers.

In the past, we have entered into licensing and cross-licensing agreements under certain of our patents and patent applications allowing some of our disk drive competitors to produce products similar to ours in return for royalty payments and/or cross-license rights. In November 2001, we entered into cross-license agreements with three suspension assembly suppliers, and in October 2003, we entered into an additional cross-licensing agreement with an additional suspension assembly supplier, enabling each of them to offer customers in the disk drive industry TSA suspension assemblies based on our proprietary technology. The agreements also include cross-licenses to certain existing and future suspension assembly technology.

From time to time, third parties in the disk drive industry have asserted patents against us or our customers that may relate to certain of our manufacturing equipment or products or to products that include our products as a component. We also have litigated claims against a competitive supplier in the disk drive industry alleging infringement of our patents. In addition, some of our disk drive industry customers have been sued on patents having claims closely related to products we sell. We expect that, as the number of patents issued continues to increase, the volume of intellectual property claims could increase.

EMPLOYEES

As of September 24, 2006, we had 5,433 employees. The departure of a significant number of our specialized employees who cannot be replaced by comparable personnel would impair our ability to conduct our business. The locations of our plants and the broad span and complexity of technology encompassed by our products and processes limit the number of qualified engineering and other candidates for key positions. We expect that we will continue to use internal training for the development of key employees. None of our employees is subject to a collective bargaining agreement, and we have experienced no related work stoppages. We believe that our employee relations are good.

AVAILABLE INFORMATION

Our website is: http://www.htch.com. We make available, free of charge, through our website materials we file with or furnish to the SEC pursuant to Section 13(a) of the Exchange Act, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports. These materials are posted on our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.

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

Item 1A.	Risk Factors

DISK DRIVE COMPONENTS DIVISION

Almost all of our sales depend on the disk drive industry, which is cyclical, subject to ongoing technological innovation and subject to intense price competition.

Sales of suspension assemblies and suspension assembly components accounted for 99% of our net sales in 2006, 2005 and 2004. The disk drive industry is intensely competitive and technology changes rapidly, such as during past industry transitions to smaller disks or higher density read/write heads. The industry’s demand for disk drive components also fluctuates. The disk drive industry experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, as in our fourth quarter of 2005. These cycles may affect suppliers to this industry because disk drive manufacturers tend to order more disk drive components than they may need during growth periods, and sharply reduce orders for these components during periods of contraction.

Industry transitions in head technology and data density improvements impact demand for suspension assemblies. During past industry transitions production yields of head and disk drive manufacturers initially were reduced. Because a significant portion of head yield reduction occurs after the head is bonded onto the suspension assembly, low yields at our customers, as in 2003, often result in increased demand for suspension assemblies. When our customers improve their production yields, as in 2004, overall demand for our products may be negatively impacted. Our results of operations could be materially adversely affected if a reduction in the industry’s component demand continues long-term or a future significant slowdown in the industry occurs.

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

We increase our production capacity and the overhead that supports production based on anticipated market demand. Anticipated market demand, however, has not always developed as expected or remained at a consistent level. The resulting underutilization decreases our profitability.

The following factors complicate accurate capacity planning for market demand:

•	changes in the demand for and mix of specific products our customers buy and the features they require;
•	the ability to add and train staff to operate our production equipment in advance of demand;
•	the pace of technological change;
•	variability in our manufacturing yields and productivity; and
•	long lead times for most of our plant and equipment expenditures, requiring major financial commitments well in advance of actual production requirements.

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

Our continued success depends on our ability to develop and rapidly bring to volume production new products and product features that meet increasingly tighter performance specifications. A number of risks are inherent in this process. Increasingly tighter performance specifications, as well as transitions to new product platforms, initially can make suspension assemblies more difficult to manufacture and lower our overall manufacturing yields and efficiencies. This in turn can cause us to delay or miss product shipments. We also may incur higher manufacturing costs, or we may need to change or develop new manufacturing processes. For example, in the second half of 2005, a shift in product mix toward advanced suspension assembly products that are typically more costly to produce in the ramp up to higher volume resulted in lower production efficiencies and lower gross profit as compared to the first half of 2005. We also are developing an additive process and adding associated capital equipment for producing future generations of suspension assemblies. If processes change, we may need to replace, modify or design, build and install equipment. These changes may require additional capital expenditures and increased development and support expenses, which may adversely impact our operating results.

Disk drive makers continue to expand their product lines to include drives offering performance characteristics optimized for specific applications, including a variety of consumer electronics applications. This is resulting in a proliferation of individual disk drive programs, each of which may require a different suspension assembly to meet a customer’s specific performance criteria. Our 2006 research and development expenses increased primarily due to investments in the development of new suspension assembly process capabilities and new products and product features. We expect to continue to have significant research and development expenses, for the following new products:

•	suspension assemblies that incorporate flexures produced using additive processing;
•	suspension assemblies with tighter performance specifications than our customers currently require;
•	suspension assemblies that require additional or smaller electrical conductors;
•	suspension assemblies that incorporate new materials, such as thinner laminates, which are more difficult to handle in the manufacturing process; and
•	suspension assemblies for use with smaller read/write heads.

If we fail to introduce successfully new products or product features on a regular and timely basis, demand for our existing products could decline, and our business, financial condition and results of operations could be materially adversely affected. If a competitor were to introduce a widely accepted new suspension assembly design, and we were not able to respond to the new design effectively, our business, financial condition and results of operations would be materially adversely affected.

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

Rapid technological change in the disk drive industry, as well as the expanding use of disk drives in a growing range of consumer electronics applications, has led to numerous suspension assembly design changes and tighter performance specifications. To maintain our position in the disk drive industry, we need to develop new process capabilities that we believe will be needed to achieve the ever increasing performance requirements of our customers. We are investing a substantial amount of engineering, financial, management and manufacturing resources to develop process capabilities, including additive processing to produce suspension assembly flexures, to meet these emerging specifications. Additive processing involves depositing thin metal layers onto a polyimide surface in the shape of the desired circuitry and then imaging and chemically plating up metal layers to form the suspension’s electrical conductors. Although we expect to have a high-volume production line for additive processing of flexures used in TSA+ suspension assemblies ready in the second half of 2007, we do not expect to generate significant revenue from this product during 2007.

Our development of additive process capabilities may require more capital investment than we currently anticipate, which will adversely impact our operating results. If our development of additive process capabilities is delayed for any reason, or if suspension assemblies cannot be produced profitably in the quantities or to the specifications required by our customers, we may need to purchase components manufactured through additive processing and our results of operations could be materially adversely affected. We may not be able to purchase such components on terms acceptable to us or at all. The introduction of new process capabilities for our products increases the likelihood of unexpected quality concerns, which may negatively impact our ability to bring products to market on time and at acceptable costs. Further, most of our current competitors use components produced through additive processing for volume production of suspension assemblies, which may give them an advantage in developing and qualifying new products with our customers. As we transition TSA+ suspension assemblies from development to high-volume manufacturing, we may experience higher cost due to yield loss, production inefficiencies and equipment problems. Furthermore, our additive processing capability is added in large blocks of capacity, so certain equipment will be underutilized until demand develops.

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

Manufacturing yields, efficiencies and processing operations vary from product to product. Newer products often require new or additional manufacturing process steps and typically have lower initial manufacturing yields and efficiencies as we ramp up manufacturing. As a result, new products are frequently more expensive to produce and may not be profitable. We will use new manufacturing processes to produce TSA+ suspension assemblies, which may cause us to experience inefficiencies and lower yields. We have experienced increased sales returns in the past as we ramp up manufacturing of new products, or as new features for our products are introduced, or as new manufacturing processes are implemented. We also may in the future experience increased sales returns. In addition, in the future we may be required to reimburse customers for product costs relating to the incorporation of defective suspension assemblies into our customers’ products. We may not attain our output goals and be profitable with regard to any of our suspension assembly products.

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

Although we supply nearly all domestic and foreign-based manufacturers of disk drives and manufacturers of disk drive components, sales to our five largest customers constituted 86%, 89% and 85% of net sales in 2006, 2005 and 2004, respectively. Over the years, the disk drive industry has experienced numerous consolidations. In May 2006, our customer Seagate Technology LLC completed its merger with our customer Maxtor Corporation. These consolidations, together with companies exiting the disk drive industry, result in fewer, but larger, customers for our products. The loss of market share by one of our major customers or the loss of one or more of our major customers for any reason, including the development by any one customer of the capability to produce suspension assemblies in high volume for its own products, a change in the type of suspension assembly used by a customer or the failure of a customer to pay its account balance with us, could have a material adverse effect on our results of operations.

Our operating results are subject to fluctuations.

Our past operating results, and our gross margins, have fluctuated from fiscal period to period. We expect our future operating results and gross margins will continue to fluctuate from fiscal period to period. The following factors may cause these fluctuations:

•	changes in overall demand for our products;
•	changes in utilization of existing or newly added production capacity;
•	changes in our manufacturing yields and related scrap recovery;
•	changes in our production efficiency;
•	increased costs when we start producing new products and features, and ramping up high-volume production;
•	changes in the specific products our customers buy and features they require;
•	changes in our selling prices;
•	changes in our manufacturing process, or problems related to our manufacturing process;
•	changes in our infrastructure costs and expected production and shipping costs, and how we control them;
•	technological changes (such as data density improvements) that reduce the number of suspension assemblies per drive required by drive makers;
•	long disruptions in operations at any of our plants or our customers’ plants for any reason; and
•	changes in the cost of, or limits on, available materials and labor.

Our overall operating results in 2005 were favorably impacted by increased demand for data storage in traditional computing applications as well as in consumer electronics applications, a slower rate of improvement in data density requiring additional disks to achieve the higher storage capacity required for many disk drive applications and our share positions on the types of disk drives in particularly high demand. During the fourth quarter of 2005, however, our operating results were negatively impacted by lighter demand, increased depreciation costs, a shift in product mix toward advanced suspension assembly products that are typically more costly to produce in the ramp-up to higher volume (partially offset by a related increase in our scrap recovery) and increased labor expenses. In the second half of 2006 we experienced lower-than-expected utilization of manufacturing capacity and the associated depreciation and overhead costs. Although we continue to have limited visibility for future demand, we expect our operating margins in 2007 will continue to be under pressure from underutilization of manufacturing capacity, as well as planned investments in TSA+ capabilities. If customer demand for suspension assemblies weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing the benefits of certain tax credits and net operating loss (“NOL”) carryforwards before they expire, and are based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate. At September 24, 2006 and September 25, 2005 we had valuation allowances of $5,267,000 and $5,045,000, respectively, related primarily to certain tax credits and the uncertainty of realizing these benefits before they expire due to certain limitations. We will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Demand for our suspension assemblies will decline if we are unable to qualify our products in disk drive programs.

We must qualify our products with our customers, including our TSA+ suspension assembly which is still in development and is not yet in high-volume production. The qualification process for disk drive products can be complex and difficult. We cannot be sure that our suspension assemblies will continue to be selected for design into our customers’ products. If we are unable to obtain additional customer qualifications, or if we cannot qualify our products for high-volume production quantities, or at all, our business, financial condition and results of operations could be materially adversely affected.

If the rate of data density improves significantly, demand for suspension assemblies may decrease.

Disk drive manufacturers have been able to steadily increase data density, and we believe that they will continue to do so for the foreseeable future. Increasing data density permits drive manufacturers to use fewer disks in each disk drive, which in turn reduces the number of components they need, including suspension assemblies. From calendar 1999 through 2002, the rate of improvement in data density exceeded historical rates, and we estimate that the average number of suspension assemblies required per drive decreased from approximately 4.5 in calendar 1999 to approximately 2.5 in calendar 2002. This contributed to a decrease in our total suspension assembly shipments from 583 million in 1999 to 398 million in 2002. In calendar 2003, we estimate that the average number of suspension assemblies required per disk drive reached a low point of approximately 2.3. We estimate the average number of suspension assemblies required per disk drive has increased to 2.8, which benefited demand. We estimate the number has remained stable at 2.8 in calendar 2006, but a slower transition to higher capacity drives could reduce the average number of suspension assemblies used per drive to about 2.7 in calendar 2007. If improvements in data density again begin to outpace growth in data storage capacity requirements, then demand for our suspension assemblies may decline and we may not be able to maintain or expand our suspension assembly business.

If our customers improve their manufacturing yields, demand for our suspension assemblies may decrease.

We believe that improvements in our sales and unit volumes in 2003 and the first half of 2004 were due in part to manufacturing difficulties experienced by our customers as they transitioned to higher density read/write heads. These customers experienced higher levels of defective read/write heads, which they were unable to detect until after they had attached the read/write heads to our suspension assemblies. Our customers therefore required more suspension assemblies in those years. We believe our customers improved their manufacturing yields, resulting in fewer suspension assemblies being lost to scrap in their manufacturing, which dampened demand growth in 2004. Some of our customers may develop processes by which they either separate our suspension assemblies from a defective read/write head in order to re-use suspension assemblies or test the read/write head to ensure it is not defective before they attach the suspension assembly. If our customers’ production yields continue to improve in the future, or if they succeed in their process development efforts and can separate and re-use suspension assemblies or test the read/write head before attaching suspension assemblies, overall suspension assembly shipments will decline and our operating results could be negatively affected.

Competing process capabilities and storage technology may reduce demand for our products.

Certain of our customers use, or may consider using, alternative interconnect technologies that compete with the electrical interconnect features of our TSA suspension assemblies. Our customers may not continue to select TSA suspensions for design into their products instead of alternative interconnect technologies, such as deposition circuitry, produced using an additive process, and flexible circuitry. We are currently developing process capabilities to produce suspension assemblies incorporating flexures made using an additive process. If we are unable to develop additive process capabilities or qualify this new process capability with our customers in time to meet market requirements or if our customers accept other suspension technologies that compete with TSA suspensions, our business, financial condition and results of operation could be materially adversely affected.

Future technological innovations may reduce demand for disk drives. Data storage alternatives that compete with disk drive-based data storage do exist. These storage alternatives include flash (semiconductor) memory, holographic memory and tape memory and optical (DVD and CD) drives. The current core technology for data storage in the computing industry is disk drives. The disk drive could be replaced by an alternate data storage technology in the future. Emerging consumer electronic devices with digital storage requirements may use alternate storage technologies, which would limit growth opportunities for disk drive-based data storage, particularly for devices that have lower storage capacity requirements. Our business, financial condition and results of operations could be materially adversely affected if the computer industry adopts technology that replaces disk drives as a computer data storage medium.

BIOMEASUREMENT DIVISION

We do not know when, if ever, our BioMeasurement Division will be profitable.

We have a very limited operating history in the medical device market. Our first-generation device was used primarily for research, and our second-generation product, the InSpectra StO2 System, was recently introduced to the trauma market. We do not know how many systems we will be able to sell, the sales breakdown between monitors and sensors, the margins we can expect or the amount of revenue that the product will generate. We do not have another medical device product for sale, so all of the division’s revenue will be derived from sales of the InSpectra StO2 System. We will continue to spend significant amounts of money on medical device research and development, which will limit the division’s profitability. We may never generate enough revenue from medical device sales to offset our expenditures on the division.

The long sales cycle for the InSpectra StO2 System will defer the generation of revenue by our BioMeasurement Division.

We expect that the InSpectra StO2 System will have a long sales cycle because it involves the introduction of and education about a new measurement to potential customers. We believe that the period between initial discussions with a potential customer and a sale of even a single device to that customer could take between three and twelve months, depending on the potential customer’s budget and capital approval process. Training of clinicians also may take a number of weeks after a customer agrees to purchase the InSpectra StO2 System. In addition, reliance by our potential customers on third-party payors, including government programs and private health insurance plans, to reimburse some or all of the cost of patient care, and cost containment measures that health-care providers and third-party payors are instituting, both in the United States and internationally, could harm our ability to sell our product. These factors will create a significant lag in our ability to generate revenue and may contribute to substantial fluctuations in our quarterly operating results going forward, particularly during periods in which our sales volume is relatively low. We also plan to market the device by offering customers an evaluation followed by a pay-per-use period. These sales methods will further delay the generation of revenue.

We do not know whether our only medical product, the InSpectra StO2 System, will achieve market acceptance.

Our marketing strategy must overcome the difficulties inherent in the introduction of new products to the medical community. Clinicians will not use the InSpectra StO2 System unless they conclude, based on clinical data and other factors, that StO2 gives them information that is valuable when making treatment decisions. If clinicians continue to rely on current methods when assessing the status of patients experiencing hemorrhagic shock, we will not be successful in selling the InSpectra StO2 System. The development of new medical technology to assess StO2 may render our product obsolete or uneconomical. Additionally, clinicians must be trained to use our InSpectra StO2 System effectively. Convincing clinicians to dedicate the time and energy necessary for adequate training in the use of our device is challenging, and we do not know whether we will be successful in these efforts. If the InSpectra StO2 System is not widely accepted by clinicians, is accepted more slowly than expected or is supplanted by superior technology, our sales may be materially adversely impacted.

We do not currently have experience as a company selling, marketing or distributing medical devices, which could impair the BioMeasurement Division’s ability to achieve profitability.

We have no experience as a company in the marketing, sale and distribution of medical devices. We intend to market the InSpectra StO2 System through a direct sales force. Developing a direct sales force is expensive and time consuming and could delay the success of the product launch. Additionally, any direct sales force that we develop will be competing against the experienced sales organizations used by other manufacturers of medical devices. We may not be able to develop this capability on a timely basis or at all. We will face significant challenges and risks in establishing a direct sales force and marketing our device, including our ability to recruit, train and retain adequate numbers of qualified sales and marketing personnel; the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals and trauma centers to purchase our device or clinicians to use our device; costs associated with hiring, maintaining and expanding a sales and marketing team; and government scrutiny associated with promotional activities in the health-care industry. If we are unable to establish and maintain a direct sales, marketing and distribution network, our BioMeasurement Division may be unable to generate revenue and may not become profitable, which would have a material adverse effect on our financial condition and results of operations.

We may not be able to develop new products and expand our medical device product line successfully.

For the near term, all of our BioMeasurement Division’s revenues will come through sales of the InSpectra StO2 Tissue Oxygenation Monitor and the InSpectra StO2 Sensor. As a result, our initial success will depend on the success of the InSpectra StO2 System. If we are unable to widely commercialize the use of this system through our marketing initiatives, our BioMeasurement Division will not be profitable. We are conducting research on applications for our InSpectra StO2 System beyond the assessment of hemorrhagic shock and on applications for our near infrared spectroscopy technology in other medical devices. The development of additional applications will require significant commitments of personnel and financial resources and we cannot be sure that they will be successful. Further, we cannot be sure that any new medical applications or medical devices we develop will receive regulatory approval or market acceptance. If the attempted extensions of our product offerings or new products are not commercially successful, our business, financial condition and results of operations may be materially and adversely affected.

We have limited experience in manufacturing and assembling the InSpectra StO2 System, and we may encounter problems at our manufacturing facility or otherwise experience manufacturing delays or warranty claims that could result in lost revenue.

We do not have experience in manufacturing, assembling or testing medical devices on a commercial scale. In order to produce our InSpectra StO2 System in quantities sufficient to meet our anticipated market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, problems with production yields and quality control and assurance. Developing commercial scale manufacturing facilities for our BioMeasurement Division will require the investment of substantial funds and the hiring and retaining of additional management and technical personnel who have the necessary manufacturing expertise. We may not successfully complete the required increase in manufacturing capacity on a timely basis or at all. In addition, all of our manufacturing of the InSpectra StO2 System is conducted at our facilities in Hutchinson, Minnesota. We could encounter problems at these facilities, which could delay or prevent us from maintaining our manufacturing capabilities. Further, if our manufacturing quality control is not adequate, we may experience unanticipated product returns or warranty claims resulting in unforeseen expenses. We may be unable to meet the expected demand for our InSpectra StO2 System, maintain control over our expenses or quality or otherwise adapt to anticipated growth. If we are unable to satisfy demand for our InSpectra StO2 System, market acceptance of our products and our ability to generate revenue could be materially adversely affected.

We may fail to comply with manufacturing regulations, or be subject to product recalls, which could hurt our ability to sell and distribute our device and could subject us to fines, injunctions and penalties.

Our manufacturing process must comply with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our device. The FDA enforces its QSR through inspections. We may not pass an inspection, resulting in a shut-down of our manufacturing operations, a recall of our device or the imposition of other sanctions, which could harm our revenues and profitability. In addition, the FDA and similar governmental authorities in other countries in which our device may be sold may request and, in some cases, require the recall of our device in the event of material deficiencies or defects in design or manufacture. Further, our key component suppliers may fail to comply with applicable regulatory requirements. Any failure to comply with the QSR by us, any failure by our suppliers to comply with regulatory requirements applicable to them or any product recall could harm product sales and may subject us to fines, injunctions and penalties and damage our business.

We face the risk of product liability claims if the InSpectra StO2 System fails to perform, and we may not be able to obtain adequate insurance.

The business of our BioMeasurement Division exposes us to the risk of product liability claims inherent in the testing, manufacturing and marketing of medical devices. Software defects in the monitor or other performance problems in the system could result in the system’s failure to monitor tissue oxygenation accurately, which would subject us to product liability claims, and we may be subject to claims even if a medical failure is due to the actions of medical personnel using our product. Although we have product liability and clinical trial liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, or may not be adequate to cover any successful product liability claims. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations. These liabilities also could prevent or interfere with our product commercialization efforts. Defending a product liability claim, regardless of merit, could be costly, could divert management’s attention from our business and might result in adverse publicity, which could adversely impact the division’s business and financial performance.

GENERAL

We will need significant funds over the next several years to achieve our long-term growth objectives, and we may not be able to obtain the funds we need to maintain or grow our business.

Our business will require significant funds over the next several years. We would likely use these funds for capital expenditures, research and development, debt service and working capital. Our disk drive business is highly capital intensive. Our total capital expenditures for both of our divisions were $247,754,000 in 2006, $197,123,000 in 2005 and $93,085,000 in 2004. We currently anticipate spending $140,000,000 on capital expenditures during 2007. In addition, our total research and development expenses for both of our divisions were approximately $52,939,000 in 2006, and we expect that they will be similar in 2007. Our 2006 Disk Drive Components Division capital expenditures and research and development expenses were primarily for additions to both TSA suspension and TSA+ suspension manufacturing capacity, facilities and tooling and the development of new process technology.

Our capital expenditures for the Disk Drive Components Division are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives, process improvements to be incorporated in our manufacturing operations and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes which may require new or improved process technologies. We manage our capital spending to reflect the capacity that will be needed to meet disk drive industry customer forecasts. However, existing work in process with vendors and lengthy lead times sometimes prevent us from adjusting these capital expenditures to match near-term demand. This can result in underutilization of capacity, which could lower gross profit. We expect to fund capital expenditures with cash generated from operations, our current cash, cash equivalents, securities available for sale, our credit facility or additional financing as needed.

In December 2005, we amended and restated our loan agreement with LaSalle Bank National Association to increase our $10,000,000 unsecured credit facility to a $50,000,000 unsecured credit facility. We currently have outstanding $225,000,000 aggregate principal amount of the 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”) and $150,000,000 aggregate principal amount of the 2.25% Convertible Subordinated Notes due 2010 (the “2.25% Notes”). We may pursue additional debt or equity financing or other forms of financing to supplement our current capital resources, if needed, in 2007 and beyond. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We may not be able to maintain adequate capital or raise additional capital on reasonable terms or at all, if needed.

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

We attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures. We may not, however, be able to obtain rights to protect our technology. In addition, competitors may be able to develop similar technology independently. Our success in the disk drive industry depends in large part on trade secrets relating to our proprietary manufacturing processes. Our BioMeasurement Division is engaged in a market where third parties have significant existing patent portfolios. We seek to protect trade secrets and our other proprietary technology in part by requiring each of our employees to enter into non-disclosure, assignment and non-competition agreements. In these agreements, the employee agrees to maintain the confidentiality of all of our proprietary information and, subject to certain exceptions, to assign to us all rights in any proprietary information or technology made or contributed by the employee during his or her employment. In addition, we regularly enter into non-disclosure agreements with third parties, such as consultants, strategic suppliers and customers. These agreements may, however, be breached, and we may not have an adequate remedy for any such breach. In addition, our competitors may otherwise learn or independently develop our trade secrets.

We believe that the patents we hold and may obtain are valuable, but that they will not independently determine our success. Moreover, we may not receive patents for our pending patent applications, and our issued patents may not be broad enough to protect our technology adequately. Our future technology may not be protected, and any patent issued to us may be challenged, invalidated, circumvented or infringed. In addition, we have only limited patent rights outside the United States, and the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

In the past, in connection with our disk drive industry business, we have entered into licensing and cross-licensing agreements relating to certain of our patents and patent applications allowing some of our competitors to produce products similar to ours in return for royalty payments and/or cross-license rights. In November 2001, we entered into cross-license agreements with three suspension assembly suppliers, and in October 2003, we entered into an additional cross-licensing agreement with an additional suspension assembly supplier, enabling each of them to offer customers in the disk drive industry TSA suspension assemblies based on our proprietary technology. The agreements also include cross-licenses to certain existing and future suspension assembly technology. Should these competitors become successful at producing TSA suspension assemblies in high volume, our demand could be reduced and our business, financial condition and results of operations could be materially adversely affected.

We and certain users of our disk drive industry products have received, and may receive, communications from third parties asserting patents against us or our customers that may relate to certain of our manufacturing equipment or to our products or to products that include our products as a component. In addition, we and certain of our disk drive industry customers have been sued on patents having claims closely related to disk drive industry products we sell. If any third party makes a valid infringement claim against us and we are unable to obtain a license on terms acceptable to us, our business, financial condition and results of operations could be adversely affected. We expect that, as the number of patents issued in connection with our disk drive industry business, continues to increase, the volume of intellectual property claims made against us could increase. We may need to engage in litigation to:

•	enforce patents issued or licensed to us;
•	protect trade secrets or know-how owned by us; or
•	determine the enforceability, scope and validity of the intellectual property rights of others.

We have litigated claims against a competitive disk drive industry supplier alleging infringement of our patents. We could incur substantial costs in other such litigation or other similar legal actions, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, frequent and extensive litigation and administrative proceedings over patent and other intellectual property rights are hallmarks of the medical technology industry, and this litigation is expensive, complex and lengthy, and its outcome is difficult to predict. Medical technology patent litigation may result in significant royalty or other payments or injunctions that may prevent the sale of our product and significantly divert the attention of our BioMeasurement Division technical and management personnel. We cannot be certain that we will successfully defend our patents from infringement or claims of invalidity or unenforceability, or that we will successfully defend against allegations of infringement of third-party patents.

We may have difficulty obtaining an adequate supply of raw materials that meet our strict specifications at reasonable prices.

In our Disk Drive Components Division, certain types of stainless steel, as well as covercoat and liquid photoresist (liquid compounds used in our manufacturing process), are currently single-sourced because the raw materials provided by these sources meet our strict specifications. We have chosen to obtain certain other materials, including a laminate constructed from raw material that contains stainless steel, polyimide and copper, from a limited set of sources because of quality and pricing considerations. If we were not able to obtain an adequate supply of these materials from our current suppliers, we could experience production delays and quality problems. The price we pay for stainless steel and laminate periodically is reset and can fluctuate with changes in the value of the Japanese yen, which will impact our costs. If we could not obtain the materials referred to above in the necessary quantities, with the necessary quality and at reasonable prices, our business, financial condition and results of operations could be materially adversely affected.

We have been named as a defendant in securities class action litigation which may result in substantial costs and divert management’s attention and resources.

As described in “Legal Proceedings” below, a consolidated shareholder class action suit has been filed naming our company and certain of our officers and directors as co-defendants. A related derivative action also was filed naming our company, as a nominal defendant, all of our present directors and one of our officers as co-defendants, but it was dismissed without prejudice in April 2006. As is often the case in securities class action litigation, the SEC has requested information with respect to some of the allegations in the litigation. We are not able to predict the ultimate outcome of this securities class action litigation. It is possible that this litigation could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could harm our business.

Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. We may in the future be the target of additional litigation, and this litigation may result in substantial costs and divert management’s attention and resources.

Item 2.	Properties

We own four buildings on a site of approximately 163 acres in Hutchinson, Minnesota used by both our Disk Drive Components Division and our BioMeasurement Division. This site includes executive offices and a manufacturing plant, development center and training center, with an aggregate of approximately 753,000 square feet of floor area. We currently utilize approximately 95% of this space. We also lease a 20,000 square foot warehouse and a 7,200 square foot fabrication shop near the Hutchinson site. The training center building is currently leased to another party.

We own a manufacturing plant in Eau Claire, Wisconsin used by our Disk Drive Components Division, which is approximately 859,000 square feet, approximately 90% of which we currently utilize. This plant includes a production bay with an above-ground footprint of approximately 70,000 square feet that we began to occupy in November 2006.

We own a manufacturing plant in Sioux Falls, South Dakota of approximately 300,000 square feet that is used by our Disk Drive Components Division, approximately 85% of which we currently utilize. Approximately 15% of the square footage in this plant is currently leased to another party.

We lease a building of approximately 100,000 square feet located in Plymouth, Minnesota that is used by our Disk Drive Components Division for stamping operations and office space, approximately 95% of which we currently utilize, and we lease approximately 48,000 square feet of warehouse space located in Brooklyn Park, Minnesota.

We lease a business office in the Netherlands used by our BioMeasurement Division. Through our wholly-owned subsidiaries, we also lease offices used by our Disk Drive Components Division for customer service and support in Singapore, Japan, Korea, the People’s Republic of China and Thailand.

We believe that our existing facilities will be adequate to meet our currently anticipated requirements for 2007.

Item 3.	Legal Proceedings

Securities Litigation

Our company and six of our present executive officers, two of whom are directors, are named as defendants in a consolidated complaint filed by several investors in the U.S. District Court for the District of Minnesota on May 1, 2006. The consolidated complaint purports to be brought on behalf of a class of all persons (except defendants) who purchased our stock in the open market between October 4, 2004 and August 29, 2005 (the “class period”). The consolidated complaint alleges that the defendants made false and misleading public statements about our company, and our business and prospects, in press releases and SEC filings during the class period, and that the market price of our stock was artificially inflated as a result. The consolidated complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act. The consolidated complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief. The defendants’ motion to dismiss the consolidated complaint was heard by the Court on October 27, 2006. As of December 1, 2006, the Court had not yet ruled on the motion.

We believe that we, and the other defendants, have meritorious defenses to the claims made in the consolidated complaint, and we intend to contest the lawsuit vigorously. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including our cash flows.

Derivative Litigation

Our company, as a nominal defendant, all of our present directors and one of our officers were named as defendants in a purported derivative action, Saul Kopelowitz v. Wayne Fortun, et al., that was filed on December 14, 2005 in the U.S. District Court for the District of Minnesota. In the complaint, the shareholder-plaintiff alleged claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and misappropriation of information against the individual defendants arising out of the same events that are alleged in the federal securities actions described above. Essentially, the complaint asserted that breaches of duty by the individual defendants resulted in our company making false and misleading public statements, which in turn led to the federal securities fraud litigation described above, which in turn caused our company to suffer damages. The complaint sought compensatory damages from the individual defendants for the loss allegedly sustained by our company, restitution and disgorgement of all profits, benefits and other compensation obtained by the individual defendants and an award of attorneys’ fees and costs of litigation. On February 21, 2006, the defendants moved to dismiss the complaint. On April 25, 2006, the parties agreed that the action should be voluntarily dismissed without prejudice and without costs, and a stipulation of voluntary dismissal without prejudice was filed.

Other Litigation

Our company was named as the defendant in a complaint brought in Hennepin County, Minnesota, District Court by two current and three former employees and served on us on August 28, 2006. On behalf of a class of current and former non-exempt production workers employed by us in Minnesota, the complaint asserts claims based on the federal Fair Labor Standards Act, several statutes and regulations dealing with topics related to wages and breaks, and common law theories, and alleges that we fail to pay our production workers for the time they spend changing into and out of protective clothing and that we do not provide employees the breaks allegedly required by Minnesota law or promised by company policy. On September 18, 2006, we removed the action to the U.S. District Court for the District of Minnesota. The complaint seeks pay for the allegedly unpaid time, an equal amount of liquidated damages, other damages, penalties, attorneys’ fees and interest. We are not able to predict the ultimate outcome of the litigation at this early stage, but it may be costly and disruptive.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item X.	Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position

Rebecca A. Albrecht	53	Vice President of Human Resources
Kevin P. Bjork	47	Vice President of Quality
Wayne M. Fortun	57	President, Chief Executive Officer and Director
Beatrice A. Graczyk	58	Vice President of Business Development
Jeffrey W. Green	66	Chairman of the Board and Director
John A. Ingleman	60	Senior Vice President and Chief Financial Officer
Richard J. Penn	50	Senior Vice President and President of the Disk Drive Components Division
R. Scott Schaefer	53	Vice President and Chief Technical Officer
Kathleen S. Skarvan	50	Vice President of Sales and Marketing, Disk Drive Components Division
Christina M. Temperante	54	Vice President and President of the BioMeasurement Division

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

Mr. Ingleman was elected Senior Vice President in November 2006, Vice President in January 1982, Chief Financial Officer in January 1988, and served as Secretary from January 1992 until November 2003. Mr. Ingleman has been with HTI since 1977.

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

Market Information

Our common stock, $.01 par value, trades on the Nasdaq Global Select Market under the symbol HTCH. For price information regarding our common stock, see Note 13 to the consolidated financial statements contained in Item 15. As of December 1, 2006, our common stock was held by 622 shareholders of record.

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

Share Repurchase Program

On July 22, 2004, we announced that our Board of Directors authorized the repurchase of up to two million shares of our common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. The following table presents information with respect to purchases of common stock that we made during the three months ended September 24, 2006 or that were made by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May Yet Be
	Total Number of	Average Price	as Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Program	the Program

June 26, 2006 through July 23, 2006	—	$—	—	71,500
July 24, 2006 through August 20, 2006	71,500	18.13	71,500	—
August 21, 2006 through September 24, 2006	—	—	—	—

Total	71,500	$18.13	71,500	—

Item 6.	Selected Financial Data

The selected financial data required pursuant to this Item appears on page 62 of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

General

Since the late 1980s, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components to nearly all manufacturers of disk drives and manufacturers of disk drive components for all sizes of disk drives. Suspension assemblies are a critical component of disk drives, and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations are affected from time to time due to disk drive industry demand changes, adjustments in inventory levels throughout the disk drive supply chain, technological changes that impact suspension assembly demand, shifts in our market position and our customers’ market position, our customers’ production yields and our own product transitions and production capacity utilization.

For calendar 2006 disk drive shipments are expected to reach 430 million units, an increase of about 13% to 15% from calendar 2005. The growth in disk drive shipments is resulting from increased demand for data storage in traditional computing applications as well as in consumer electronics applications. Our shipments of suspension assemblies in 2006 were 805 million, 12% higher than our shipments in 2005. This increase was due to the year-over-year increase in disk drive shipments. Storage industry analysts currently forecast a 13% to 15% increase in disk drive shipments in calendar 2007. For calendar 2007, we are closely monitoring storage capacity requirements and the pace of transition to higher capacity desktop and notebook disk drives. A slower transition to higher capacity drives could result in the average number of suspension assemblies per disk drive declining from an estimated 2.8 in calendar 2006 to approximately 2.7 in calendar 2007. As a result, while we expect continued growth in worldwide suspension assembly demand, the rate of increase in 2007 may be less than the rate of increase in disk drive shipments.

In both calendar 2006 and 2005, demand for storage has outpaced the rate of improvement in data density for disk drives in mass production. The rate of data density improvement in calendar 2005 remained about flat with the prior year at approximately 20%. As a result, achieving the higher storage capacities necessary for many disk drive applications required using both sides of a single disk in a disk drive or adding disks. We estimate this caused the number of suspension assemblies required per disk drive to increase from an average of about 2.4 in calendar 2004 to an average of about 2.8 in calendar 2005, and the number has remained stable at 2.8 in calendar 2006. In contrast, when the rate of data density improvement outpaces demand for storage, the average number of suspension assemblies required per disk drive decreases. For example, from calendar 1999 to 2002, the average number of suspension assemblies required per disk drive declined from approximately 4.5 to approximately 2.3.

During the first and second quarters of 2006, we shipped 207 million and 205 million suspension assemblies, respectively, an increase of 18% and 13%, respectively, over the comparable 2005 quarters due to overall growth in storage demand, growth in disk drive shipments and our share positions on customer disk drive programs ramping up to volume. During the third quarter of 2006, we shipped 192 million suspension assemblies. The decrease in suspension shipments from the second quarter to the third quarter of 2006 resulted, we believe, from seasonally lower demand for disk drives used in desktop applications and certain head-gimbal assemblers and disk drive manufacturers managing existing inventories. In the fourth quarter of 2006, we shipped 201 million suspension assemblies, reflecting a typical seasonal improvement in the desktop and mobile computing disk drive segments. We continue to have limited visibility for future demand.

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

In 2005, our average selling prices increased as a result of ramp-ups on new customer programs and a mix of products sold with finer electrical conductors or value-added features such as dual-stage actuation, clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers and laminated loadbeams. In 2006, our average selling prices held about flat as a result of lower program pricing of certain high-volume suspension assemblies, offset by the higher priced value-added features discussed above.

We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our VMI facilities. Certain agreements with our customers also provide that we maintain minimum finished goods inventory levels for them. Due to the higher demand we experienced during the first three quarters of 2005, our finished goods inventory levels were low. In the fourth quarter of 2005 we increased our finished goods inventory by building additional suspension assemblies beyond our customers’ immediate demand, and we have since maintained adequate inventory levels in our VMI facilities. In May 2006, our customer Seagate Technology LLC acquired our customer Maxtor Corporation. This consolidation resulted in the elimination of some disk drive programs, creating some uncertainty in the disk drive industry supply chain.

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

Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as changes in:

•	demand or customer requirements;
•	utilization of existing or newly added production capacity;
•	manufacturing yields or efficiencies;
•	production and engineering costs associated with production of new products and features;
•	product and feature mix;
•	selling prices;
•	infrastructure and expedited production and shipping costs; and
•	costs of materials.

Gross margin was 28% in 2005. Increased production efficiencies during the first half of 2005 were offset by decreased production efficiencies during the second half of 2005 resulting from a shift in product mix toward advanced suspension assembly products that are typically more costly to produce in the ramp-up to higher volume. Gross margin was 20% in 2006. Gross margin in 2006 was negatively impacted by higher depreciation and overhead expense coupled with lower-than-expected utilization of manufacturing equipment as we added capacity. The negative impact of the lower-than-expected utilization was somewhat mitigated by improvements in yields and labor productivity. Although we continue to have limited visibility for future demand, we expect our operating margins in 2007 will continue to be under pressure from underutilization of manufacturing capacity, as well as planned investments in TSA+ capabilities and in the BioMeasurement Division.

Our suspension assembly business is capital intensive. We have added capacity to meet expected increases in customer demand and expected shifts in product mix. In addition, we expanded our manufacturing facility located in Eau Claire, Wisconsin by adding a production bay with an above-ground footprint of approximately 70,000 square feet. For 2006, capital expenditures for the year totaled $247,754,000, primarily for additions to both TSA suspension and TSA+ suspension manufacturing capacity, facilities, tooling and for new process technology equipment. We expect our capital expenditures to be approximately $140,000,000 in 2007, primarily for TSA+ suspension manufacturing capacity and development of new process technology and tooling.

Our capital expenditures for the Disk Drive Components Division are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives, process improvements to be incorporated in our manufacturing operations and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes which may require new or improved process technologies. We manage our capital spending to reflect the capacity that will be needed to meet disk drive industry customer forecasts. However, existing work in process with vendors and lengthy lead times sometimes prevent us from adjusting capital expenditures to match near-term demand. This can result in underutilization of capacity, which could lower gross profit. We expect to fund capital expenditures with cash generated from operations, our current cash, cash equivalents, securities available for sale, our credit facility or additional financing as needed.

In 2006, we significantly increased our research and development spending over the prior year to develop new process technologies for next-generation products and equipment and increased clinical research for our BioMeasurement Division. We spent $52,939,000 on research and development in 2006 compared to $36,829,000 in 2005. Research and development spending specific to our BioMeasurement Division was $6,249,000 in 2006 and $4,076,000 in 2005. We expect that our research and development spending in 2007 will be similar to our 2006 spending. The disk drive industry is intensely competitive, and our customers’ operating results are dependent on being the first-to-market and first-to-volume with new products at a low cost. Our development efforts typically enable us to shorten development cycles and achieve high-volume output per manufacturing unit more quickly than our competitors, and are an important factor in our success. The next generation of smaller disk drives and next-generation read/write technology and head sizes will require finer electrical conductors on the suspension assembly. Our current TSA suspensions are produced using a subtractive process, and we continue to invest in extending our current process capabilities and adding associated capital equipment for manufacturing TSA suspension assemblies to meet escalating customer requirements for precision and performance.

We are also developing an additive process and adding associated capital equipment for producing future generations of suspension assemblies, known as TSA+ suspension assemblies. Additive processing involves depositing thin metal layers onto a polyimide surface in the shape of the desired circuitry and then imaging and chemically plating up metal layers to form the suspension’s electrical conductors. Our ability to develop this process to accommodate further conductor miniaturization and the rate at which our customers adopt smaller next-generation read/write heads will largely determine the pace of our transition to an additive process and the volume of products we manufacture using the process. We expect to have a high-volume production line ready in the second half of 2007 to produce flexures using an additive process. As we transition TSA+ suspension assemblies from development to high-volume manufacturing, we may experience higher cost due to yield loss, production inefficiencies and equipment problems. Furthermore, our additive process is added in large blocks of capacity, so certain equipment will be underutilized until demand develops. If our development of additive process capabilities is delayed for any reason or if TSA+ suspension assemblies cannot be produced profitably in the quantities and to the specifications required by our customers, we also may need to purchase components manufactured through additive processing.

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

In addition to increases in suspension assembly demand, improvements to our gross margins and operating margins will depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. Our business is capital intensive and requires a high level of fixed costs. Our margins are sensitive to our level of fixed costs as well as changes in volume, product mix and capacity utilization. As part of our efforts to improve our operating results, we may need to increase or decrease our overall employment level to meet customer requirements. Our overall employment level was 5,433 at the end of 2006, 5,310 at the end of 2005 and 3,850 at the end of 2004.

Market Trends

We expect that the expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software and the growth of new applications for disk storage, such as personal video recorders and portable audio and video players, together with emerging opportunities in other consumer electronics applications, will increase disk drive demand and, therefore, suspension assembly demand in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models.

As in past years, disk drives continue to be the storage device of choice for applications requiring shorter access times and higher capacities because of their speed and low cost per gigabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, thereby increasing storage capacity in disk drives or reducing the number of components, including suspension assemblies, required in a disk drive. The continual pursuit of increased data density and lower storage costs is leading to suspension assemblies with finer electrical conductors and further adoption of value-added features for suspension assemblies, such as dual-stage actuation, clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers and laminated loadbeams.

The miniaturization of disk drives, the development of next-generation smaller read/write technology and head sizes, continuing improvement in data density and the increasing use of disk drives in consumer electronics applications will require even finer electrical conductors on the suspension assembly. Next-generation disk drives also may require additional electrical conductors. We will invest significantly in developing the process capabilities and related capital equipment required to meet new industry specifications in 2007 and beyond.

The introduction of new types or sizes of read/write heads and disk drives tends to initially decrease our customers’ yields with the result that we may experience temporary elevations of demand for some types of suspension assemblies. For example, we believe reduced yields at some of our customers due to their transition to higher density recording heads resulted in increased shipments of our suspension assemblies in 2003 and the first half of 2004. As programs mature, higher customer yields decrease the demand for suspension assemblies. The advent of new heads and new drive designs may require rapid development and implementation of new suspension assembly types, which may temporarily increase our development spending and reduce our manufacturing yields and efficiencies. These changes will continue to affect us.

2006 Operations to 2005 Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales from period to period.

	Percentage of Net Sales
	2006	2005	2004

Net sales	100%	100%	100%
Cost of sales	80	72	72

Gross profit	20	28	28
Research and development expenses	7	6	6
Selling, general and administrative expenses	12	13	14
Dispute settlement	(1)	—	—

Income from operations	2	9	8
Other income, net	2	2	2
Interest expense	(1)	—	(1)

Income before income taxes	3	11	9
Provision (benefit) for income taxes	—	2	(7)

Net income	3%	9%	16%

Net sales for 2006 were $721,507,000, compared to $631,581,000 for 2005, an increase of $89,926,000, or 14%. Suspension assembly sales increased $73,354,000, or 12%, compared to 2005, primarily as a result of a 12% increase in suspension assembly unit shipments. The increase in suspension assembly unit shipments was due to an increase in disk drive shipments year over year. Sales of suspension assembly components to other suspension assembly manufacturers increased $12,320,000, or 64%, compared to 2005.

Gross profit for 2006 was $144,900,000, compared to $174,851,000 for 2005. The increase in net sales discussed above was more than offset by increased manufacturing overhead expense of $119,877,000, compared to 2005, to support the higher level of shipments during the year and added manufacturing capacity. Gross profit as a percent of net sales was 20% in 2006 compared to 28% in 2005. Gross margin in 2006 was negatively impacted by higher depreciation and overhead expense coupled with lower-than-expected utilization of manufacturing equipment as we added capacity. The negative impact of the lower-than-expected utilization was somewhat offset by improvements in yields and labor productivity.

Research and development expenses for 2006 were $52,939,000, compared to $36,829,000 for 2005. The increased research and development expenses were due to an $8,925,000 increase in development and purchased supplies to develop an additive process to be used to produce our TSA+ suspension assemblies, a $2,707,000 increase in labor expenses resulting from hiring additional personnel to support increased customer-specific suspension assembly development efforts and to develop process technologies for next-generation products, and a $2,172,000 increase in expenses for our BioMeasurement Division, primarily for product and process development for the InSpectra StO2 System. Research and development expenses as a percent of net sales were 7% in 2006 and 6% in 2005.

Selling, general and administrative expenses for 2006 were $84,191,000, compared to $80,641,000 for 2005. Selling, general and administrative expenses included $7,165,000 in higher labor expenses, a $2,708,000 increase in expenses for our BioMeasurement Division and $2,083,000 in higher professional services expenses. These were offset by $7,746,000 in lower incentive compensation expenses and $1,769,000 in lower supply expenses. Selling, general and administrative expenses as a percent of net sales decreased from 13% in 2005 to 12% in 2006.

During the third quarter of 2006, we recorded an increase to operating income of $5,000,000 as a result of the resolution of a dispute with a former supplier.

Income from operations for 2006 was $12,770,000, compared to $57,381,000 for 2005. The lower operating income was primarily due to lower gross profit and higher research and development expenses, partially offset by the dispute settlement discussed above. Income from operations for 2006 included a $14,764,000 loss from operations for our BioMeasurement Division segment, compared to an $8,688,000 loss for 2005.

Other income, net of other expenses, for 2006 was $5,683,000, compared to $4,795,000 in 2005. Other income consists primarily of royalty income.

Interest income for 2006 was $12,762,000, compared to $7,738,000 for 2005, an increase of $5,024,000. This was a result of higher investment yields and higher average cash balances.

Interest expense for 2006 was $7,333,000, compared to $2,132,000 for 2005, an increase of $5,201,000, primarily due to our sale and issuance of the 3.25% Notes during the second quarter of 2006.

The income tax provisions for 2006 and 2005 resulted in estimated annual effective tax rates of 14% and 19%, respectively. These rates are below the statutory federal rate primarily due to our estimate of the benefit derived from the Foreign Sales Corporation (“FSC”) Repeal and Extraterritorial Income Exclusion Act of 2000 (“EIE”) provisions related to export of U.S. products.

During the third quarter of 2005, a court awarded us a refund, with interest, of certain Minnesota corporate income taxes paid for the years 1995 through 1999. As a result of the court’s decision, we also reversed a related tax contingency reserve. These items were partially offset by an adjustment to the carrying value of future tax benefits on certain NOL carryforwards. These items resulted in a net income tax benefit of $1,676,000 for 2005. During 2006, we were also awarded a refund, with interest, of certain state income taxes paid for the years 1991 through 1993. The 2006 and 2005 annual effective tax rates include these tax refunds and related tax contingency reserve adjustments.

Net income for 2006 was $20,476,000, or 3% of net sales, compared to net income of $54,881,000, or 9% of net sales, for 2005.

2005 Operations to 2004 Operations

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

Gross profit for 2005 was $174,851,000, compared to $130,355,000 for 2004. The increase primarily was due to the increase in net sales discussed above. Gross profit as a percent of net sales was 28% in both 2005 and 2004. Higher production efficiencies during the first half of the year were offset by lower production efficiencies resulting from a shift in product mix during the second half of the year toward advanced suspension assembly products that are typically more costly to produce in the ramp-up to higher volume.

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

Income from operations for 2005 was $57,381,000, compared to $38,885,000 for 2004. The increase primarily was due to the increase in net sales discussed above, partially offset by the increased research and development expenses and selling and general administrative expenses discussed above. Income from operations for 2005 included an $8,688,000 loss from operations for our BioMeasurement Division segment, compared to a $6,951,000 loss for 2004.

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

The income tax provisions for 2005 and 2004 resulted in estimated annual effective tax rates of 19% and 15%, respectively. The 2005 annual effective tax rate includes the tax refund noted below and related tax contingency reserve adjustments. The 2004 annual effective tax rate excludes the release of a valuation allowance discussed below and under “Critical Accounting Policies — Income Taxes.” These rates are below the statutory federal rate primarily due to our estimate of the benefit derived from the FSC repeal and EIE provisions related to export of U.S. products.

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

During 2004, we reduced $41,318,000 of the valuation allowance related to the future tax benefits of NOL carryforwards, resulting in a net income tax benefit of $36,202,000 for 2004 and an increase to shareholders’ equity of $5,116,000 related to the exercise of certain nonqualified stock options or the early disposition of certain qualified stock options by employees. Based on our taxable income in prior years, our 2004 operating results and our estimates of future taxable income, we concluded that it was more likely than not that a significant portion of our NOL carryforwards would be realized.

Net income for 2005 was $54,881,000, or 9% of net sales, compared to net income of $73,113,000, or 16% of net sales, for 2004. Net income for 2004 included the $36,202,000 tax adjustment discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents increased from $33,733,000 at September 25, 2005 to $40,331,000 at September 24, 2006. Our securities available for sale increased from $172,778,000 to $250,110,000 during the same period. Overall, this reflects an $83,930,000 increase in our cash and cash equivalents and securities available for sale, primarily due to our issuance of the 3.25% Notes during the second quarter of 2006 and $110,340,000 of cash generated from operations during 2006. This was partially offset by capital expenditures of $247,754,000.

In January 2006, we issued $225,000,000 aggregate principal amount of the 3.25% Notes. The 3.25% Notes were sold in a registered, underwritten offering pursuant to a Purchase Agreement, dated January 19, 2006 (the “Purchase Agreement”), between us and Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the underwriters listed in Schedule A to the Purchase Agreement. The 3.25% Notes were issued pursuant to an Indenture dated as of January 25, 2006 (the “Indenture”). Interest on the 3.25% Notes is payable on January 15 and July 15 of each year, beginning on July 15, 2006. Issuance costs of $6,029,000 were capitalized and are being amortized over seven years in consideration of the holders’ ability to require us to repurchase all or a portion of the 3.25% Notes on January 15, 2013, as described below.

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

On December 21, 2005, we entered into an amended and restated Loan Agreement with LaSalle Bank National Association, increasing our $10,000,000 unsecured credit facility to a $50,000,000 unsecured credit facility that provides both revolving loans and letters of credit. As of September 24, 2006, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled $1,062,000 as of such date, resulting in $48,938,000 of remaining availability under the facility.

Cash used for capital expenditures totaled $247,754,000 for 2006, compared to $197,123,000 in 2005 and $93,085,000 in 2004. The capital expenditures during 2006 were primarily for additions to both TSA suspension and TSA+ suspension manufacturing capacity, facilities, tooling and for new process technology equipment. We anticipate capital expenditures to be approximately $140,000,000 in 2007, primarily for TSA+ suspension manufacturing capacity and for new process technology equipment and tooling. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents, securities available for sale, our credit facility or additional financing as needed.

Our capital expenditures for the Disk Drive Components Division are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives, process improvements to be incorporated in our manufacturing operations and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes which may require new or improved process technologies. We manage our capital spending to reflect the capacity that will be needed to meet disk drive industry customer forecasts. However, existing work in process with vendors and lengthy lead times sometimes prevent us from adjusting capital expenditures to match near-term demand.

On July 15, 2005, our Board of Directors approved an expansion of our manufacturing facility located in Eau Claire, Wisconsin. We have added a production bay with an above-ground footprint of approximately 70,000 square feet to our manufacturing facility, costing approximately $25,800,000. This expansion was completed in November 2006.

During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased), together with related equipment, at our manufacturing site in Eau Claire, Wisconsin for $12,924,000, including $5,069,000 paid in cash and the remainder by our assumption of a mortgage with a 7.15% interest rate that matures in April 2011.

In July 2004, our Board of Directors authorized the repurchase of up to two million shares of our common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. In 2004, we repurchased a total of 1,722,500 shares for a total cost of $39,252,000. The average price paid per share was $22.75. In 2005, we repurchased a total of 206,000 shares for a total cost of $5,747,000. The average price paid per share was $27.86. In 2006, we repurchased the remaining authorized amount of 71,500 shares for a total cost of $1,299,000. The average price paid per share was $18.13.

Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and restrict our ability to enter into certain types of financing. As of September 24, 2006, we were in compliance with all covenants in our financing agreements. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.

We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations, our credit facility and additional financing will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through 2007. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all, if needed.

Contractual Obligations

The following table presents our contractual obligations at September 24, 2006 (in thousands):

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years

Long-term debt	$381,543	$1,252	$2,788	$152,503	$225,000
Interest expense	155,604	11,126	21,966	16,482	106,030
Operating leases	33,919	13,506	15,690	2,817	1,906

Total	$571,066	$25,884	$40,444	$171,802	$332,936

Off-Balance Sheet Arrangements

Letters of credit outstanding under our unsecured credit facility with LaSalle Bank National Association will not be included on our balance sheet unless and until the beneficiary of the letter of credit draws upon it. Letters of credit outstanding under this facility totaled $1,062,000 as of September 24, 2006, resulting in $48,938,000 of remaining availability. We currently do not have any unconsolidated special purpose entity arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Following are our most critical accounting policies that affect significant areas and involve judgment and estimates. If these estimates differ materially from actual results, the impact to the consolidated financial statements may be material.

Revenue Recognition — In recognizing revenue in any period, we apply the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition,” as amended and codified by Staff Accounting Bulletin No. 103, “Update of Codification of Staff Accounting Bulletins” (Codification of Staff Accounting Bulletins, Topic 13: “Revenue Recognition”), as amended by Staff Accounting Bulletin No. 104, “Revision of Topic 13” (Codification of Staff Accounting Bulletins, Topic 13: “Revenue Recognition,” Section A — “Selected Revenue Recognition Issues”). We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.

For all sales, we use a binding purchase order as evidence of an arrangement. Delivery generally occurs when product is delivered to a common carrier. Certain of our products are delivered on an FOB destination basis. We defer our revenue associated with these transactions until the product has been delivered to the customer’s premises.

We also store inventory in VMI facilities, which are warehouses located close to the customer’s manufacturing facilities. Revenue is recognized on sales from such facilities upon the transfer of title and risk of loss, following the customer’s acknowledgement of the receipt of the goods.

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

We record a provision against revenue for estimated returns on sales of our products in the same period that the related revenues are recognized. We base the allowance on historical returns, as well as existing product return authorizations.

Inventory Valuation — Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances.

We are dependent on a limited number of customers and a limited number of product programs for each customer. Because our products are custom built, we typically cannot shift work-in-process or finished goods from customer to customer or from one program to another for a particular customer. We evaluate inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information. We write down excess and obsolete inventory to the lower of cost or market based on the analysis.

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

Income Taxes — We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized based on future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our statement of operations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire, and are based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate. At September 24, 2006 and September 25, 2005 we had valuation allowances of $5,267,000 and $5,045,000, respectively, related primarily to certain tax credits and the uncertainty of realizing these benefits before they expire due to certain limitations. We will continue to assess the likelihood that the deferred tax assets will be realizable, and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Other Matters

We are involved in certain legal matters which may result in additional future cash requirements. See the discussion of these matters in Note 6 to the consolidated financial statements contained in Item 15.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 permits us to adjust for the cumulative effect of misstatements related to prior years, previously deemed to be immaterial, in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements in future SEC filings within the fiscal year of adoption for the effects of such misstatements on the quarters when the information is next presented. This adjustment does not require reports previously filed with the SEC to be amended.

Effective September 26, 2005, we have elected early application of SAB 108. In accordance with SAB 108, we have reduced our opening retained earnings for 2006 by $1,952,000, net of tax of $1,126,000, and have adjusted our financial results for the first three quarters of 2006 as shown in the tables below. We consider this adjustment to be immaterial to prior periods.

Our SAB 108 adjustment relates to one customer arrangement whereby certain revenues that were recorded in 2004 and 2005 should have been deferred. Deferred revenue amounts related to this arrangement are included within accrued expenses and other long-term liabilities on our consolidated balance sheet as of September 24, 2006. Based on our approach for assessing misstatements prior to the adoption of SAB 108, we had previously concluded that these amounts were immaterial.

The impact of this adjustment for the first three quarters of 2006 is presented below (in thousands, except per share data).

	Thirteen Weeks Ended December 25, 2005
	As Reported	Adjustment	As Adjusted

Net sales	$184,627	$(67)	$184,560
Provision for income taxes	1,177	(11)	1,166
Net income	6,046	(56)	5,990
Earnings per share:
Basic	0.24	0.00	0.24
Diluted	0.22	0.00	0.22

	Thirteen Weeks Ended March 26, 2006			Twenty-Six Weeks Ended March 26, 2006
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted

Net sales	$185,926	$469	$186,395	$370,553	$402	$370,955
Provision for income taxes	1,361	73	1,434	2,538	62	2,600
Net income	7,873	396	8,269	13,919	340	14,259
Earnings per share:
Basic	0.31	0.01	0.32	0.54	0.01	0.55
Diluted	0.28	0.01	0.29	0.50	0.01	0.51

	Thirteen Weeks Ended June 25, 2006			Thirty-Nine Weeks Ended June 25, 2006
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted

Net sales	$169,599	$380	$169,979	$540,152	$782	$540,934
Provision for income taxes	(163)	22	(141)	2,375	84	2,459
Net income	5,838	358	6,196	19,756	698	20,454
Earnings per share:
Basic	0.23	0.01	0.24	0.77	0.02	0.79
Diluted	0.22	0.01	0.23	0.72	0.02	0.74

See Note 1 to the consolidated financial statements contained in Item 15 for a discussion of other recent accounting pronouncements.

The American Jobs Creation Act of 2004 (“AJCA”) was signed into law on October 22, 2004. The AJCA contains two provisions that affect us. The first provision is the repeal of the EIE provisions, which will be phased out on a calendar-year basis with the benefit ending December 31, 2006. The second provision of the AJCA that affects us is the introduction of a deduction for a percentage of income from domestic production activities. The deduction is limited in any fiscal year in which a taxpayer uses NOL carryforwards. For our fiscal year ended September 24, 2006, we will not receive any benefit from this deduction, as we will use NOL carryforwards. The deduction is phased in on a fiscal-year basis and will be fully phased in for our fiscal year ending September 25, 2011.

Inflation

Management believes inflation has not had a material effect on our operations or on our financial condition. We cannot be sure that our business will not be affected by inflation in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our credit facility with LaSalle Bank National Association carries interest rate risk, in connection with certain borrowings for which it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the credit facility, interest expense would increase or decrease accordingly. At September 24, 2006, there were no outstanding loans under the credit facility.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At September 24, 2006, we had fixed rate debt of $381,543,000, with a fair market value of approximately $358,034,000.

From time to time, we use foreign currency option contracts to minimize our exposure to currency fluctuations associated with the underlying operating expenses of some of our offices overseas. We did not, however, enter into any foreign currency option contracts in 2006. All of our sales transactions in our Disk Drive Components Division are denominated in U.S. dollars and thus are not subject to risk due to currency exchange fluctuations. Certain sales transactions in our BioMeasurement Division may be denominated in foreign currencies.

Item 8.	Financial Statements and Supplementary Data

The financial statements and notes thereto required pursuant to this Item begin on page 40 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 24, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 24, 2006, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included below.

/s/  Wayne M. Fortun
President and Chief Executive Officer

/s/  John A. Ingleman
Senior Vice President and Chief Financial Officer

December 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hutchinson Technology Incorporated
Hutchinson, Minnesota

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control and Procedures appearing under Item 9A, that Hutchinson Technology Incorporated and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 24, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 24, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 24, 2006, of the Company and our report dated December 1, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the change in the Company’s approach for quantifying and evaluating the materiality of unrecorded misstatements by adopting Securities and Exchange Commission Staff Accounting Bulletin No. 108, as discussed in Note 1 to the consolidated financial statements and the change in the Company’s method of accounting for share-based compensation by adopting Statement of Financial Accounting Standards No. 123(R), as discussed in Note 5 to the consolidated financial statements.

/s/  Deloitte & Touche LLP

Minneapolis, Minnesota
December 1, 2006

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2007 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 24, 2006. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

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

Incorporated into this item by reference is the information appearing under the headings “Summary Compensation Table,” “Option Tables” and “Compensation Committee Interlocks and Insider Participation” and the information regarding compensation of non-employee directors under the heading “Proposal No. 1 — Election of Directors” in our Proxy Statement.

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

Incorporated into this item by reference is the information under “Proposal No. 2 — Ratification of Independent Registered Public Accounting Firm — Fees” and “Proposal No. 2 — Ratification of Independent Registered Public Accounting Firm — Approval of Independent Registered Public Accounting Firm Services and Fees” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

Consolidated Statements of Operations for the fiscal years ended September 24, 2006, September 25, 2005 and September 26, 2004

Consolidated Balance Sheets as of September 24, 2006 and September 25, 2005

Consolidated Statements of Cash Flows for the fiscal years ended September 24, 2006, September 25, 2005 and September 26, 2004

Consolidated Statements of Shareholders’ Investment for the fiscal years ended September 24, 2006, September 25, 2005 and September 26, 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Exhibits:

Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 0-14709.

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).
3.2	Restated By-Laws of HTI, as amended October 12, 2005 (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 10/18/05).
4.1	Instruments defining the rights of security holders. The registrant agrees to furnish the SEC upon request copies of instruments with respect to long-term debt.
4.2	Share Rights Agreement dated as of 7/19/00 between HTI and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI’s Registration Statement on Form 8-A, dated 7/24/00).
4.3	Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).
4.4	Indenture dated as of 1/25/06 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to HTI’s Current Report on Form 8-K filed 1/26/06).
4.5	Form of 3.25% Convertible Subordinated Note due 2026 (included as part of Exhibit 4.4).
10.1	Office/Warehouse Lease between OPUS Corporation, Lessor, and HTI, Lessee, dated 12/29/95 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 3/24/96), First Amendment to Office/Warehouse Lease dated 4/30/96 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/23/96), and Second Amendment to Office/Warehouse Lease between VV Minneapolis, L.P., as successor-in-interest to OPUS Corporation, Lessor, and HTI, Lessee, dated 4/14/04 (incorporated by reference to Exhibit 10.1 to HTI’s Annual Report on Form 10-K for the year ended September 25, 2005).
10.2	Amended and Restated Loan Agreement dated as of 12/21/05 between HTI and LaSalle Bank National Association (incorporated by reference to Exhibit 10 to HTI’s Current Report on Form 8-K filed 12/28/05).
10.3	Patent License Agreement, effective as of 9/1/94, between HTI and International Business Machines Corporation (incorporated by reference to Exhibit 10.11 to HTI’s Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95).

#10	.4	Hutchinson Technology Incorporated 1988 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/28/03).
#10	.5	Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Annex A to HTI’s Proxy Statement for the 2005 Annual Meeting of Shareholders).
#10	.6	Hutchinson Technology Incorporated Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/28/97).
#10	.7	Description of Fiscal Year 2007 Management Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 10/12/06).
#10	.8	Description of Fiscal Year 2007 BioMeasurement Division Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 10/12/06).
#10	.9	Form of Non-Statutory Stock Option Agreement (Employee) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.3 to HTI’s Current Report on Form 8-K filed 10/18/05).
#10	.10	Form of Incentive Stock Option Agreement (Employee) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.4 to HTI’s Current Report on Form 8-K filed 10/18/05).
#10	.11	Form of Non-Statutory Stock Option Agreement (Director) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 1/26/06).
#10	.12	Form of Restricted Stock Agreement (Director) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 12/7/04).
#10	.13	Description of 2006 Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 12/6/05).
#10	.14	Description of 2007 Non-Employee Director Compensation.
21.1		List of Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1		Section 1350 Certifications.

Copies of exhibits will be furnished upon written request and payment of HTI’s reasonable expenses in furnishing the exhibits.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 6, 2006.

HUTCHINSON TECHNOLOGY INCORPORATED

By	/s/ Wayne M. Fortun
Wayne M. Fortun,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 6, 2006.

/s/  Wayne M. Fortun
Wayne M. Fortun,
President and Chief Executive Officer
(Principal Executive Officer) and Director

/s/  John A. Ingleman
John A. Ingleman,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/  W. Thomas Brunberg
W. Thomas Brunberg, Director

/s/  Archibald Cox, Jr.
Archibald Cox, Jr., Director

/s/  Jeffrey W. Green
Jeffrey W. Green, Director

/s/  Russell Huffer
Russell Huffer, Director

/s/  William T. Monahan
William T. Monahan, Director

/s/  Richard B. Solum
Richard B. Solum, Director

/s/  Thomas R. VerHage
Thomas R. VerHage, Director

CONSOLIDATED STATEMENTS OF OPERATIONS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 24, 2006	September 25, 2005	September 26, 2004
	(In thousands, except per share data)

Net sales	$721,507	$631,581	$469,696
Cost of sales	576,607	456,730	339,341

Gross profit	144,900	174,851	130,355
Research and development expenses	52,939	36,829	28,258
Selling, general and administrative expenses	84,191	80,641	63,212
Dispute settlement (Note 1)	(5,000)	—	—

Income from operations	12,770	57,381	38,885
Other income, net	5,683	4,795	3,572
Interest income	12,762	7,738	4,602
Interest expense	(7,333)	(2,132)	(3,399)

Income before income taxes	23,882	67,782	43,660
Provision (benefit) for income taxes (Note 3)	3,406	12,901	(29,453)

Net income	$20,476	$54,881	$73,113

Basic earnings per share	$0.80	$2.18	$2.83

Diluted earnings per share	$0.77	$1.88	$2.42

Weighted average common shares outstanding	25,611	25,226	25,826

Weighted average common and diluted shares outstanding	30,815	30,779	31,453

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Hutchinson Technology Incorporated and Subsidiaries

	September 24, 2006	September 25, 2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$40,331	$33,733
Securities available for sale	250,110	172,778
Trade receivables, net	95,391	85,019
Other receivables	14,409	11,181
Inventories	81,298	54,780
Deferred tax assets (Note 3)	8,021	7,206
Other current assets (Note 8)	7,161	5,430

Total current assets	496,721	370,127
Property, plant and equipment, at cost:
Land, buildings and improvements	186,947	151,841
Equipment	787,756	642,484
Construction in progress	141,706	113,923
Less: Accumulated depreciation	(644,246)	(557,728)

Net property, plant and equipment	472,163	350,520
Deferred tax assets (Note 3)	57,867	61,078
Other assets (Note 8)	18,333	17,813

	$1,045,084	$799,538

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$1,252	$—
Accounts payable	45,090	56,128
Accrued expenses	14,819	13,238
Accrued compensation	21,338	24,873

Total current liabilities	82,499	94,239
Long-term debt, less current maturities	5,291	—
Convertible subordinated notes	375,000	150,000
Other long-term liabilities	3,570	2,760
Commitments and contingencies (Notes 2, 5 and 6)
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 25,638,000 and 25,450,000 issued and outstanding	256	254
Additional paid-in capital	398,047	390,680
Accumulated other comprehensive loss	(222)	(712)
Accumulated earnings	180,643	162,317

Total shareholders’ investment	578,724	552,539

	$1,045,084	$799,538

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 24, 2006	September 25, 2005	September 26, 2004
	(In thousands)

OPERATING ACTIVITIES:
Net income	$20,476	$54,881	$73,113
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	118,640	71,180	58,602
Stock-based compensation	3,694	—	—
Deferred taxes (Note 3)	2,113	15,210	(28,452)
Loss on disposal of assets	356	162	415
Changes in operating assets and liabilities (Note 7)	(34,939)	(14,657)	(8,246)

Cash provided by operating activities	110,340	126,776	95,432

INVESTING ACTIVITIES:
Capital expenditures	(247,754)	(197,123)	(93,085)
Purchases of marketable securities	(1,958,459)	(654,223)	(340,279)
Sales of marketable securities	1,881,335	706,661	339,070

Cash used for investing activities	(324,878)	(144,685)	(94,294)

FINANCING ACTIVITIES:
Repayments of long-term debt	(1,312)	—	—
Net proceeds from issuance of convertible subordinated notes	219,375	—	—
Debt issuance costs	(404)	—	—
Repurchase of common stock (Note 9)	(1,299)	(5,747)	(39,252)
Net proceeds from issuance of common stock	4,776	23,685	4,313

Cash provided by (used for) financing activities	221,136	17,938	(34,939)

Net increase (decrease) in cash and cash equivalents	6,598	29	(33,801)
Cash and cash equivalents at beginning of year	33,733	33,704	67,505

Cash and cash equivalents at end of year	$40,331	$33,733	$33,704

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

Hutchinson Technology Incorporated and Subsidiaries

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Investment
	(In thousands)

Balance, September 28, 2003	25,917	$259	$379,663	$525	$50,928	$431,375
Exercise of stock options	105	1	1,835	—	—	1,836
Issuance of common stock	95	1	2,476	—	—	2,477
Tax benefit on stock option exercises	—	—	5,116	—	—	5,116
Repurchase of common stock	(1,723)	(17)	(25,304)	—	(13,931)	(39,252)
Components of comprehensive income:
Unrealized loss on securities available for sale, net of income taxes of $688	—	—	—	(1,113)	—
Net income	—	—	—	—	73,113
Total comprehensive income						72,000

Balance, September 26, 2004	24,394	244	363,786	(588)	110,110	473,552

Exercise of stock options	1,152	11	20,815	—	—	20,826
Issuance of common stock	110	1	2,858	—	—	2,859
Tax benefit on stock option exercises	—	—	6,292	—	—	6,292
Repurchase of common stock	(206)	(2)	(3,071)	—	(2,674)	(5,747)
Components of comprehensive income:
Unrealized loss on securities available for sale, net of income taxes of $72	—	—	—	(124)	—
Net income	—	—	—	—	54,881
Total comprehensive income						54,757

Balance, September 25, 2005	25,450	254	390,680	(712)	162,317	552,539

Cumulative effect adjustment, net of income taxes of $1,126 (Note 1)					(1,952)	(1,952)
Exercise of stock options	114	1	1,908	—	—	1,909
Issuance of common stock	146	2	2,865	—	—	2,867
Stock-based compensation (Note 5)	—	—	3,694	—	—	3,694
Repurchase of common stock	(72)	(1)	(1,100)	—	(198)	(1,299)
Components of comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $353	—	—	—	490	—
Net income	—	—	—	—	20,476
Total comprehensive income						20,966

Balance, September 24, 2006	25,638	$256	$398,047	$(222)	$180,643	$578,724

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries
(Columnar dollar amounts in thousands except per share amounts)

1.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Hutchinson Technology Incorporated and its subsidiaries (“we,” “our” and “us”), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact to the consolidated financial statements may be material.

Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 permits us to adjust for the cumulative effect of misstatements related to prior years, previously deemed to be immaterial, in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements in future SEC filings within the fiscal year of adoption for the effects of such misstatements on the quarters when the information is next presented. This adjustment does not require reports previously filed with the SEC to be amended.

Effective September 26, 2005, we have elected early application of SAB 108. In accordance with SAB 108, we have reduced our opening retained earnings for 2006 by $1,952,000, net of tax of $1,126,000, and have adjusted our financial results for the first three quarters of 2006 as shown in the tables below. We consider this adjustment to be immaterial to prior periods.

Our SAB 108 adjustment relates to one customer arrangement whereby certain revenues that were recorded in 2004 and 2005 should have been deferred. Deferred revenue amounts related to this arrangement are included within accrued expenses and other long-term liabilities on our consolidated balance sheet as of September 24, 2006. Based on our approach for assessing misstatements prior to the adoption of SAB 108, we had previously concluded that these amounts were immaterial.

The impact of this adjustment for the first three quarters of 2006 is presented below.

	Thirteen Weeks Ended December 25, 2005
	As Reported	Adjustment	As Adjusted

Net sales	$184,627	$(67)	$184,560
Provision for income taxes	1,177	(11)	1,166
Net income	6,046	(56)	5,990
Earnings per share:
Basic	0.24	0.00	0.24
Diluted	0.22	0.00	0.22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

	Thirteen Weeks Ended March 26, 2006			Twenty-Six Weeks Ended March 26, 2006
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted

Net sales	$185,926	$469	$186,395	$370,553	$402	$370,955
Provision for income taxes	1,361	73	1,434	2,538	62	2,600
Net income	7,873	396	8,269	13,919	340	14,259
Earnings per share:
Basic	0.31	0.01	0.32	0.54	0.01	0.55
Diluted	0.28	0.01	0.29	0.50	0.01	0.51

	Thirteen Weeks Ended June 25, 2006			Thirty-Nine Weeks Ended June 25, 2006
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted

Net sales	$169,599	$380	$169,979	$540,152	$782	$540,934
Provision for income taxes	(163)	22	(141)	2,375	84	2,459
Net income	5,838	358	6,196	19,756	698	20,454
Earnings per share:
Basic	0.23	0.01	0.24	0.77	0.02	0.79
Diluted	0.22	0.01	0.23	0.72	0.02	0.74

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated balance sheet and results of operations.

In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). Effective September 26, 2005, we adopted the provisions of SFAS 123(R) using the modified-prospective transition method. As a result of adopting SFAS 123(R), we recognized $3,694,000 of compensation expense during the fiscal year ended September 24, 2006. Results for prior periods have not been restated. See Note 5 to the consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current period charges. SFAS 151 also requires that fixed production overhead be allocated to conversion costs based on the normal capacity of the production facilities. SFAS 151 was effective for inventory costs incurred by us beginning in 2006. The adoption of SFAS 151 did not have a material impact on our consolidated financial position or results of operations.

In March 2004, the Emerging Issues Task Force released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) and FASB Statement No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” (“FAS 124”). The effective date for evaluating whether an investment is other than temporarily impaired was delayed by FASB Staff Position (“FSP”) Emerging Issues Task Force Issue No. 03-1-1. In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1 (a single document) to clarify these rules. Effectively, the FSP issued in November 2005 reverts to the other-than-temporary guidance that predated the original effective date of EITF 03-1; however, the FSP issued in November 2005 maintains certain guidance in EITF 03-1 relative to testing of cost-method equity securities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

and the disclosure requirements that have been effective since 2003. The FSP issued in November 2005 is effective for reporting periods beginning after December 15, 2005. The adoption of the FSP issued in November 2005 did not have a material effect on our balance sheet or results of operations. The additional disclosures required by EITF 03-1 and maintained by the FSP issued in November 2005 have been considered for inclusion in the notes to the consolidated financial statements.

Fiscal Year

Our fiscal year is the fifty-two/fifty-three week period ending on the last Sunday in September. The fiscal years ended September 24, 2006, September 25, 2005 and September 26, 2004 are all fifty-two week periods.

Revenue Recognition

In recognizing revenue in any period, we apply the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition,” as amended and codified by Staff Accounting Bulletin No. 103, “Update of Codification of Staff Accounting Bulletins” (Codification of Staff Accounting Bulletins, Topic 13: “Revenue Recognition”), as amended by Staff Accounting Bulletin No. 104, “Revision of Topic 13” (Codification of Staff Accounting Bulletins, Topic 13: “Revenue Recognition,” Section A — “Selected Revenue Recognition Issues”). We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.

For all sales, we use a binding purchase order as evidence of an arrangement. Delivery generally occurs when product is delivered to a common carrier. Certain of our products are delivered on an FOB destination basis. We defer our revenue associated with these transactions until the product has been delivered to the customer’s premises.

We also store inventory in VMI facilities, which are warehouses located close to the customer’s manufacturing facilities. Revenue is recognized on sales from such facilities upon the transfer of title and risk of loss, following the customer’s acknowledgement of the receipt of the goods.

We also enter into arrangements with customers that provide us with reimbursement for guaranteed capacity. We recognize the associated revenue over the estimated life of the program for which the capacity is guaranteed.

Cash and Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of ninety days or less.

Securities Available for Sale

We account for securities available for sale in accordance with FAS 115, which requires that available-for-sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income within shareholders’ investment, net of applicable income taxes. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in other income. Fair value of the securities is based upon the quoted market price on the last business day of the fiscal year. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. At September 24, 2006, our securities available for sale consisted of U.S. government securities and corporate debt securities with a cost of $248,557,000 and a fair value of $250,110,000.

Trade Receivables

We grant credit to customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $95,391,000 at September 24, 2006 and $85,019,000 at September 25, 2005 are net of allowances of $1,618,000 and $1,212,000, respectively. As of September 24, 2006, allowances of $1,618,000 consisted of a $553,000 allowance for doubtful accounts and a $1,065,000 allowance for sales returns. As of September 25, 2005, allowances of $1,212,000 consisted of a $616,000 allowance for doubtful accounts and a $596,000 allowance for sales returns.

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

		Changes in the	Reductions in the
	Beginning	Allowance Related to	Allowance for Returns	Ending
	Balance	Warranties Issued	Under Warranties	Balance

2006	$596	$6,760	$(6,291)	$1,065
2005	779	1,696	(1,879)	596

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at September 24, 2006 and September 25, 2005:

	2006	2005

Raw materials	$21,868	$15,410
Work in process	17,698	13,780
Finished goods	41,732	25,590

	$81,298	$54,780

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

Engineering and Process Development

Our engineers and technicians are responsible for the implementation of new technologies as well as process and product development and improvements. Expenditures related to these activities totaled $81,530,000 in 2006, $62,149,000 in 2005 and $50,275,000 in 2004. Of these amounts, $52,939,000 in 2006, $36,829,000 in 2005 and $28,258,000 in 2004 are classified as research and development expenses, with the remainder, relating to quality, engineering and manufacturing support, classified as costs of sales.

Dispute Settlement

During the third quarter of 2006, we recorded an increase to operating income of $5,000,000 as a result of the resolution of a dispute with a former supplier.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized based on future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our statement of operations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing the benefits of certain tax credits and net operating loss (“NOL”) carryforwards before they expire, and are based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate. At September 24, 2006 and September 25, 2005 we had valuation allowances of $5,267,000 and $5,045,000, respectively, related primarily to certain tax credits and the uncertainty of realizing these benefits before they expire due to certain limitations. We will continue to assess the likelihood that the deferred tax assets will be realizable, and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed (i) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” using the treasury stock method for outstanding stock options and the if-converted method for the $150,000,000 aggregate principal amount of the 2.25% Convertible Subordinated Notes due 2010 (the “2.25% Notes”), and (ii) in accordance with Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” for the $225,000,000 aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”) and is calculated to compute the dilutive effect of potential common shares using net income available to common shareholders. A reconciliation of these amounts is as follows:

	2006	2005	2004

Net income	$20,476	$54,881	$73,113
Plus: Interest expense on convertible subordinated notes	4,034	4,034	4,030
Less: Additional profit sharing expense and income tax provision	(914)	(1,094)	(1,052)

Net income available to common shareholders	$23,596	$57,821	$76,091

Weighted-average common shares outstanding	25,611	25,226	25,826
Dilutive potential common shares	5,204	5,553	5,627

Weighted-average common and diluted shares outstanding	30,815	30,779	31,453

Basic earnings per share	$0.80	$2.18	$2.83
Diluted earnings per share	$0.77	$1.88	$2.42

Potential common shares of 1,322,000, 20,000 and 649,000 related to outstanding stock options were excluded from the computation of diluted earnings per share for 2006, 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

2.	Financing Arrangements

Long-Term Debt

	2006	2005

3.25% Notes	$225,000	$—
2.25% Notes	150,000	150,000
Eau Claire building mortgage	6,543	—

Total debt	381,543	150,000
Less: Current maturities	(1,252)	—

	$380,291	$150,000

In January 2006, we issued $225,000,000 aggregate principal amount of the 3.25% Notes. The 3.25% Notes were sold in a registered, underwritten offering pursuant to a Purchase Agreement, dated January 19, 2006 (the “Purchase Agreement”), between us and Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the underwriters listed in Schedule A to the Purchase Agreement. The 3.25% Notes were issued pursuant to an Indenture dated as of January 25, 2006 (the “Indenture”). Interest on the 3.25% Notes is payable on January 15 and July 15 of each year, beginning on July 15, 2006. Issuance costs of $6,029,000 were capitalized and are being amortized over seven years in consideration of the holders’ ability to require us to repurchase all or a portion of the 3.25% Notes on January 15, 2013, as described below.

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

Under certain circumstances, holders of the 3.25% Notes may convert their 3.25% Notes based on a conversion rate of 27.4499 shares of our common stock per $1,000 principal amount of 3.25% Notes (which is equal to an initial conversion price of approximately $36.43 per share), subject to adjustment. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of 3.25% Notes a holder will receive an amount in cash equal to the lesser of (i) $1,000, or (ii) the conversion value, determined in the manner set forth in the Indenture, of the number of shares of our common stock equal to the conversion rate. If the conversion value exceeds $1,000, we also will deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. If a holder elects to convert his, her or its 3.25% Notes in connection with a fundamental change that occurs prior to January 21, 2011, we will pay, to the extent described in the Indenture, a make-whole premium by increasing the conversion rate applicable to such 3.25% Notes.

In February 2003, we issued and sold $150,000,000 aggregate principal amount of the 2.25% Notes with interest payable semi-annually commencing September 15, 2003 to Salomon Smith Barney Inc. and Needham & Company, Inc., which resold the 2.25% Notes to qualified institutional buyers and outside the United States in accordance with Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). We used the net proceeds of $145,405,000 from the issuance and sale of the 2.25% Notes primarily to redeem $132,529,000 in principal amount of our 6% Convertible Subordinated Notes due 2005 (the “6% Notes”), with the remaining proceeds used for general corporate purposes. In connection with the issuance and sale of the 2.25% Notes, we incurred and capitalized debt issuance costs of $4,595,000, which are being amortized over the term of the 2.25% Notes. Beginning in the third quarter of 2003, the redemption of the 6% Notes, combined with the issuance and sale of the 2.25% Notes, has reduced our interest expense by $1,140,000 per quarter.

The 2.25% Notes are convertible, at the option of the holder, into our common stock at any time prior to their stated maturity, unless previously redeemed or repurchased, at a conversion price of $29.84 per share. Beginning March 20, 2008,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

the 2.25% Notes are redeemable, in whole or in part, at our option at 100.64% of their principal amount, and thereafter at prices declining to 100% on March 15, 2010. In addition, upon the occurrence of certain events, each holder of the 2.25% Notes may require us to repurchase all or a portion of such holder’s 2.25% Notes at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, for the period to, but excluding, the date of the repurchase.

The 2.25% Notes were issued by us and were sold in transactions exempt from registration under the Securities Act. We filed a registration statement registering the 2.25% Notes and the shares of common stock into which the 2.25% Notes are convertible.

During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously had leased), together with related equipment, at our manufacturing site in Eau Claire, Wisconsin for $12,924,000, including $5,069,000 paid in cash and the remainder paid by our assumption of a mortgage with a 7.15% interest rate that matures in April 2011.

Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and may restrict our ability to enter into certain types of financing. As of September 24, 2006, we were in compliance with all covenants in our financing agreements. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on acceptable terms, our future financial results and liquidity could be materially adversely affected.

Maturities of long-term debt subsequent to September 24, 2006 are as follows:

2007	$1,252
2008	1,344
2009	1,444
2010	151,551
2011	952
Thereafter	225,000

$381,543

3.	Income Taxes

The provision (benefit) for income taxes consists of the following:

	2006	2005	2004

Current:
Federal	$1,465	$1,834	$(863)
State	(172)	(4,634)	18
Deferred	2,113	15,701	(28,608)

	$3,406	$12,901	$(29,453)

The deferred provision (benefit) is composed of the following:

	2006	2005	2004

Asset bases, lives and depreciation methods	$(9,078)	$(7,020)	$368
Reserves and accruals not currently deductible	(2,206)	2,996	476
Tax credits and NOL carryforwards	13,175	20,446	8,812
Valuation allowance	222	(721)	(38,264)

	$2,113	$15,701	$(28,608)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

	2006	2005	2004

Statutory federal income tax rate	35%	35%	35%
Effect of:
State income taxes, net of federal income tax benefits	—	(2)	2
Tax benefits of the Foreign Sales Corporation/Extraterritorial Income Exclusion	(21)	(10)	(16)
Valuation allowance on NOL carryforwards and/or use of tax credits	(1)	(4)	(89)
Other permanent differences	1	—	—

	14%	19%	(68)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 24, 2006, our deferred tax assets included $19,957,000 of unused tax credits, of which $5,860,000 can be carried forward indefinitely and $14,097,000 expire at various dates beginning in 2009. At September 24, 2006, our balance sheet included $13,000,000 of deferred tax assets related to NOL carryforwards that will begin to expire in 2018. As of September 24, 2006, we had an estimated NOL carryforward of approximately $31,606,000 for U.S. federal tax return purposes. A portion of the credits and NOL carryforwards may be subject to an annual limitation under U.S. Internal Revenue Code Section 382. A valuation allowance of $5,267,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire. The following is a table of the significant components of our deferred tax assets:

	2006	2005

Current deferred tax assets:
Receivable allowance	$592	$443
Inventories	3,722	2,997
Accruals and other reserves	3,707	3,766

Total current deferred tax assets	8,021	7,206
Long-term deferred tax assets:
Property, plant and equipment	28,860	19,782
Deferred income	1,317	208
Tax credits	19,957	18,370
NOL carryforwards	13,000	27,762
Valuation allowance	(5,267)	(5,045)

Total long-term deferred tax assets	57,867	61,078

Total deferred tax assets	$65,888	$68,284

4.	Fair Value of Financial Instruments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

Securities Available for Sale

The fair value is based on quoted market prices.

Long-Term Debt

The fair values of our 3.25% Notes and 2.25% Notes are estimated based on the closing market price of the respective Notes as of the end of the fiscal year. The estimated fair values of our financial instruments are as follows:

	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$40,331	$40,331	$33,733	$33,733
Securities available for sale	250,110	250,110	172,778	172,778
2.25% Notes	150,000	140,103	150,000	157,500
3.25% Notes	225,000	211,388	—	—
Eau Claire building mortgage	6,543	6,543	—	—

5.	Employee Benefits

We have an employee stock purchase plan that provides for the sale of our common stock at discounted purchase prices. The cost per share under this plan is 85% of the lesser of the fair market value of our common stock on the first or last day of the purchase period, as defined. In accordance with the provisions of SFAS 123(R), effective September 26, 2005, the discount associated with this plan has been recorded as compensation expense.

Stock Options

We have two stock option plans under which up to 8,000,000 common shares are reserved for issuance, of which options representing 7,146,800 common shares have been granted as of September 24, 2006. Under both plans, options may be granted to any employee, including our officers, and to our non-employee directors, and have been granted with an exercise price equal to the closing sale price of a share of our common stock on the Nasdaq Global Select Market on the trading date immediately prior to the date the options were granted. Options under one plan are no longer granted because the maximum number of shares available for option grants under that plan has been reached. Under the other plan, options also may be granted to certain non-employees at a price not less than the closing sale price of a share of our common stock on the Nasdaq Global Select Market on the trading date immediately prior to the date the options were granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of our Board of Directors that administers the plans. Options granted under the plans before November 2005 generally became exercisable in full one year from the date of grant, and options granted since November 2005 generally become exercisable as to 50% of the shares on each of the second and third anniversaries of the date of grant.

Effective September 26, 2005, we adopted the provisions of SFAS 123(R), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values, over the requisite service period. We elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for the fiscal year ended September 24, 2006 includes:

•	compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, September 25, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”; and
•	compensation expense for all stock-based compensation awards granted subsequent to September 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

As a result of adopting SFAS 123(R), we recorded $3,694,000 of stock-based compensation expense during the fiscal year ended September 24, 2006, included in general and administrative expenses. In accordance with SFAS 123(R), there was no tax effect from recording this non-cash expense as such effects will be recorded upon the exercise of these options. For the fiscal year ended September 24, 2006, this compensation expense reduced basic and diluted earnings per share by approximately $0.09. In accordance with the modified-prospective transition method permitted by SFAS 123(R), results for prior periods have not been restated.

As of September 24, 2006, $4,676,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of approximately twenty-six months.

Prior to adopting SFAS 123(R), we accounted for stock-based compensation under APB 25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the fiscal years ended September 25, 2005 and September 26, 2004:

	2005	2004

Net income:
As reported	$54,881	$73,113
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax and profit sharing effects	(4,014)	(5,015)

Pro forma	$50,867	$68,098

Net income per common and common equivalent share:
Basic earnings per share:
As reported	$2.18	$2.83
Pro forma	$2.02	$2.64
Diluted earnings per share:
As reported	$1.88	$2.42
Pro forma	$1.75	$2.26

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the fiscal year ended September 24, 2006 was $14.92. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	2006	2005

Risk-free interest rate	4.5%	3.9%
Expected volatility	45%	41%
Expected life (in years)	7.4	6.0
Dividend yield	—	—

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

A summary of the status of our two stock option plans as of September 26, 2004, September 25, 2005 and September 24, 2006, and changes during the years ended on those dates, is presented below:

			Weighted-
		Weighted-	Average	Options	Weighted-
	Shares	Average	Fair Value	Exercisable	Average
	Under	Exercise	of Options	at End	Exercise
	Option	Price($)	Granted($)	of Year	Price($)

Balance, September 28, 2003	3,328,000	20.19		2,806,000	19.34
Granted	424,000	32.29	14.93
Exercised	(105,000)	17.45
Expired	(15,000)	28.19

Balance, September 26, 2004	3,632,000	21.65		3,214,000	20.26
Granted	318,000	32.84	15.01
Exercised	(1,152,000)	18.09
Expired	(8,000)	31.21

Balance, September 25, 2005	2,790,000	24.37		2,477,000	23.30
Granted	456,000	27.50	14.92
Exercised	(114,000)	16.70
Expired	(23,000)	28.85

Balance, September 24, 2006	3,109,000	25.08		2,660,000	24.67

The aggregate intrinsic value at year-end of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding for 2006, 2005 and 2004 was $0, $5,915,000 and $16,344,000, respectively. The intrinsic value at year-end of our stock options exercisable for 2006, 2005 and 2004 was $0, $7,902,000 and $18,930,000, respectively.

The following table summarizes information about stock options outstanding at September 24, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
Range of		Remaining	Weighted-Average		Remaining	Weighted-Average
Exercise Prices($)	At 9/24/06	Contractual Life(yrs.)	Exercise Price($)	At 9/24/06	Contractual Life(yrs.)	Exercise Price($)

14.81-20.00	876,000	2.6	18.39	876,000	2.6	18.39
20.01-25.00	912,000	4.8	23.61	912,000	4.8	23.61
25.01-30.00	622,000	7.2	28.07	176,000	2.2	29.58
30.01-45.06	699,000	7.5	32.71	696,000	7.4	32.72

Total	3,109,000	5.3	25.08	2,660,000	4.6	24.67

Employee Benefit Plans

We have a defined contribution plan covering our employees. Our contributions to the plan were $9,836,000 in 2006, $8,894,000 in 2005 and $7,508,000 in 2004.

We sponsor a self-insured comprehensive medical and dental plan for qualified employees that is funded by contributions from plan participants and from us. Contributions are made through a Voluntary Employee’s Benefit Association Trust. We recognized expense related to these plans of $23,455,000 in 2006, $17,185,000 in 2005 and $12,385,000 in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

6.	Commitments and Contingencies

Operating Leases

We are committed under various operating lease agreements. Total rent expense under these operating leases was $14,138,000 in 2006, $10,214,000 in 2005 and $9,640,000 in 2004.

Future minimum payments for all operating leases with initial or remaining terms of one year or more subsequent to September 24, 2006 are as follows:

Operating
Leases

2007	$13,506
2008	10,602
2009	5,088
2010	2,048
2011	769
Thereafter	1,906

Total minimum lease payments	$33,919

Legal Proceedings

Securities Litigation.  Our company and six of our present executive officers, two of whom are directors, are named as defendants in a consolidated complaint filed by several investors in the U.S. District Court for the District of Minnesota on May 1, 2006. The consolidated complaint purports to be brought on behalf of a class of all persons (except defendants) who purchased our stock in the open market between October 4, 2004 and August 29, 2005 (the “class period”). The consolidated complaint alleges that the defendants made false and misleading public statements about our company, and our business and prospects, in press releases and SEC filings during the class period, and that the market price of our stock was artificially inflated as a result. The consolidated complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act. The consolidated complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief. The defendants’ motion to dismiss the consolidated complaint was heard by the Court on October 27, 2006. As of December 1, 2006, the Court had not yet ruled on the motion.

We believe that we, and the other defendants, have meritorious defenses to the claims made in the consolidated complaint, and we intend to contest the lawsuit vigorously. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. The total costs cannot be reasonably estimated at this time. Securities class action litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including our cash flows.

Derivative Litigation.  Our company, as a nominal defendant, all of our present directors and one of our officers were named as defendants in a purported derivative action, Saul Kopelowitz v. Wayne Fortun, et al., that was filed on December 14, 2005 in the U.S. District Court for the District of Minnesota. In the complaint, the shareholder-plaintiff alleged claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and misappropriation of information against the individual defendants arising out of the same events that are alleged in the federal securities actions described above. Essentially, the complaint asserted that breaches of duty by the individual defendants resulted in our company making false and misleading public statements, which in turn led to the federal securities fraud litigation described above, which in turn caused our company to suffer damages. The complaint sought compensatory damages from the individual defendants for the loss allegedly sustained by our company, restitution and disgorgement of all profits, benefits and other compensation obtained by the individual defendants and an award of attorneys’ fees and costs of litigation. On February 21, 2006, the defendants moved to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

dismiss the complaint. On April 25, 2006, the parties agreed that the action should be voluntarily dismissed without prejudice and without costs, and a stipulation of voluntary dismissal without prejudice was filed.

Other Litigation.  Our company was named as the defendant in a complaint brought in Hennepin County, Minnesota, District Court by two current and three former employees and served on us on August 28, 2006. On behalf of a class of current and former non-exempt production workers employed by us in Minnesota, the complaint asserts claims based on the federal Fair Labor Standards Act, several statutes and regulations dealing with topics related to wages and breaks, and common law theories, and alleges that we fail to pay our production workers for the time they spend changing into and out of protective clothing and that we do not provide employees the breaks allegedly required by Minnesota law or promised by company policy. On September 18, 2006, we removed the action to the U.S. District Court for the District of Minnesota. The complaint seeks pay for the allegedly unpaid time, an equal amount of liquidated damages, other damages, penalties, attorneys’ fees and interest. We are not able to predict the ultimate outcome of the litigation at this early stage, but it may be costly and disruptive.

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

7.	Supplementary Cash Flow Information

	2006	2005	2004

Changes in operating assets and liabilities:
Receivables, net	$(13,600)	$(19,885)	$(10,487)
Inventories	(26,518)	(19,461)	(4,029)
Prepaid and other assets	(1,713)	2,800	920
Accounts payable and accrued expenses	6,082	22,054	3,013
Other non-current liabilities	810	(195)	2,337

	$(34,939)	$(14,657)	$(8,246)

Cash paid for:
Interest (net of amount capitalized)	$4,015	$1,703	$2,740
Income taxes	631	1,290	855
Noncash investing activities:
Capital expenditures in accounts payable	7,365	27,826	3,385

Capitalized interest was $2,824,000 in 2006, $1,944,000 in 2005 and $791,000 in 2004. Interest is capitalized using an overall borrowing rate for assets that are being constructed or otherwise produced for our own use. Interest capitalized during 2006 was primarily for increases in both TSA suspension and TSA+ suspension production capacity, process technology and capability improvements, new program tooling, new business systems and facility construction.

During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously had leased) at our Eau Claire, Wisconsin manufacturing site, together with related equipment, for $12,924,000, which included the assumption of a mortgage by us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

Purchase price of building and related equipment	$12,924
Cash paid for building and related equipment	(5,069)

Mortgage assumed	$7,855

At September 24, 2006, the mortgage balance totaled $6,543,000.

8.	Other Assets

During the second quarter of 2002, we prepaid $26,000,000 related to a technology and development agreement. As of September 24, 2006, the unamortized portion of the prepayment was $11,579,000, of which $3,364,000 was included in “Other current assets” and $8,215,000 was included in “Other assets” on the accompanying consolidated balance sheet. The unamortized portion will be amortized over the remaining term of the agreement, which ends in 2010.

9.	Shareholders’ Equity

Stock Repurchase Program

In July 2004, our Board of Directors authorized the repurchase of up to two million shares of our common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, share price and other factors. In 2004, we repurchased a total of 1,722,500 shares for a total cost of $39,252,000. The average price paid per share was $22.75. In 2005, we repurchased a total of 206,000 shares for a total cost of $5,747,000. The average price paid per share was $27.86. In 2006, we repurchased the remaining authorized amount of 71,500 shares for a total cost of $1,299,000. The average price paid per share was $18.13.

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

We follow the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). FAS 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about each segment’s products, services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

segments within a company for making operating decisions and assessing financial performance. Our Chief Executive Officer is considered to be our chief operating decision maker.

We have determined that we have two reportable segments: the Disk Drive Components Division and the BioMeasurement Division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table represents net sales and operating income (loss) for each reportable segment.

	2006	2005	2004

Net sales:
Disk Drive Components Division	$721,143	$631,113	$469,278
BioMeasurement Division	364	468	418

	$721,507	$631,581	$469,696

Operating income (loss):
Disk Drive Components Division	$27,534	$66,069	$45,836
BioMeasurement Division	(14,764)	(8,688)	(6,951)

	$12,770	$57,381	$38,885

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

Sales to foreign locations were as follows:

	2006	2005	2004

Foreign-based enterprises	$434,979	$387,512	$334,075
Foreign subsidiaries of U.S. corporations	233,860	198,905	104,416

	$668,839	$586,417	$438,491

The majority of these foreign location sales were to the Pacific Rim region. In addition, we had significant sales to U.S. corporations that used our products in their offshore manufacturing sites.

Revenue and long-lived assets by geographic area are as follows:

	2006	2005	2004

Revenue:
Thailand	$264,705	$219,078	$122,875
Hong Kong	200,331	182,020	165,216
Japan	187,104	180,090	138,997
United States	52,668	45,164	31,205
China	16,420	4,901	11,091
Other foreign countries	279	328	312

	$721,507	$631,581	$469,696

Long-lived assets:
United States	$471,532	$349,935	$213,177
Other foreign countries	631	585	584

	$472,163	$350,520	$213,761

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

Sales to customers in excess of 10% of net sales are as follows:

	2006	2005	2004

SAE Magnetics, Ltd./TDK	28%	29%	34%
Alps Electric Co., Ltd.	20	22	23
Western Digital Corporation	15	19	15
Seagate Technology LLC	15	8	5
Innovex, Inc.	8	11	7

Sales to our five largest customers constituted 86%, 89% and 85% of net sales for 2006, 2005 and 2004, respectively.

12.	Other Matters

The American Jobs Creation Act of 2004 (“AJCA”) was signed into law on October 22, 2004. The AJCA contains two provisions that affect us. The first provision is the repeal of the Extraterritorial Income Exclusion Act of 2000 (“EIE”) provisions, which will be phased out on a calendar-year basis with the benefit ending December 31, 2006.

The second provision of the AJCA that affects us is the introduction of a deduction for a percentage of income from domestic production activities. The deduction is limited in any fiscal year in which a taxpayer uses NOL carryforwards. For our fiscal year ended September 24, 2006, we will not realize any benefit from this deduction, as we will use NOL carryforwards. The deduction is phased in on a fiscal-year basis and will be fully phased in for our fiscal year ending September 25, 2011.

13.	Summary of Quarterly Information (unaudited)

The following table summarizes unaudited financial data for 2006 and 2005.

	2006 by Quarter(1)					2005 by Quarter
	First	Second	Third		Fourth	First	Second	Third	Fourth

Net sales	$184,560	$186,395	$169,979		$180,573	$145,616	$158,043	$169,676	$158,246
Gross profit	39,600	41,964	32,491		30,845	40,950	47,688	51,434	34,779
Income from operations	4,340	7,250	3,322	(2)	(2,142)	14,525	18,213	20,713	3,930
Income before income taxes	7,156	9,703	6,055		968	16,321	20,183	24,621	6,657
Net income	5,990	8,269	6,196		21	13,444	15,137	19,642	6,658
Net income per share:
Basic	0.24	0.32	0.24		0.00	0.54	0.60	0.77	0.26
Diluted	0.22	0.29	0.23		0.00	0.47	0.51	0.65	0.24
Price range per share:
High	28.84	31.08	30.53		22.20	36.00	36.63	42.43	40.87
Low	24.00	25.93	20.96		17.69	25.83	32.00	31.01	25.65

The price range per share, reflected above, is the highest and lowest bids as quoted on the Nasdaq Global Select Market during each quarter.

(1)	Effective September 26, 2005, we have elected early application of SAB 108. In accordance with SAB 108, we have reduced our opening retained earnings for 2006 by $1,952,000, net of tax of $1,126,000, and have adjusted our financial results for the first three quarters of 2006 as shown in the tables in Note 1 to the consolidated financial statements, as well as in the above table. We consider these adjustments to be immaterial to prior periods.

(2)	During the third quarter of 2006, we recorded an increase to operating income of $5,000,000 as a result of the resolution of a dispute with a former supplier.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hutchinson Technology Incorporated
Hutchinson, Minnesota

We have audited the accompanying consolidated balance sheets of Hutchinson Technology Incorporated and subsidiaries (the “Company”) as of September 24, 2006 and September 25, 2005, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended September 24, 2006. Our audits also included the financial statement schedule listed in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hutchinson Technology Incorporated and subsidiaries as of September 24, 2006 and September 25, 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 24, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 24, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, effective September 26, 2005, the Company changed its approach for quantifying and evaluating the materiality of unrecorded misstatements by adopting Securities and Exchange Commission Staff Accounting Bulletin No. 108. As discussed in Note 5 to the consolidated financial statements, effective September 26, 2005, the Company changed its method of accounting for share-based compensation by adopting Statement of Financial Accounting Standards No. 123(R).

/s/  Deloitte & Touche LLP

Minneapolis, Minnesota
December 1, 2006

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Hutchinson Technology Incorporated and Subsidiaries

		Additions
	Balance at	Charged	Other		Balance at
	Beginning of	to Costs and	Changes Add		End of
	Period	Expenses	(Deduct)		Period
	(In thousands)

2004:
Allowance for doubtful accounts receivable	$1,097	$—	$(414)		$683
Reserve for sales returns and allowances	1,097	3,789	(4,107	)(1)	779

	$2,194	$3,789	$(4,521)		$1,462

2005:
Allowance for doubtful accounts receivable	$683	$—	$(67)		$616
Reserve for sales returns and allowances	779	1,696	(1,879	)(1)	596

	$1,462	$1,696	$(1,946)		$1,212

2006:
Allowance for doubtful accounts receivable	$616	$—	$(63)		$553
Reserve for sales returns and allowances	596	6,760	(6,291	)(1)	1,065

	$1,212	$6,760	$(6,354)		$1,618

(1)	Returns honored and credit memos issued.

ELEVEN-YEAR SELECTED FINANCIAL DATA

Hutchinson Technology Incorporated and Subsidiaries

Annual Growth
5	10
Year	Year		2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
			(In thousands, except per share data and number of employees)
			(Unaudited)

		FOR THE YEAR:
12%	7%	Net sales	$721,507	$631,581	$469,696	$498,946	$390,694	$401,236	$459,572	$580,270	$407,616	$453,232	$353,186
32%	6%	Gross profit (loss)	144,900	174,851	130,355	154,658	90,417	36,724	36,149	93,666	(3,636)	117,279	79,570
		Percent of net sales	20%	28%	28%	31%	23%	9%	8%	16%	(1)%	26%	23%
—	(3)%	Income (loss) from operations	$12,770 (1)	$57,381	$38,885	$81,483	$24,425	$(64,631)	$(98,416)	$23,333	$(65,124)	$52,716	$18,203
		Percent of net sales	2%	9%	8%	16%	6%	(16)%	(21)%	4%	(16)%	12%	5%
—	4%	Net income (loss)	$20,476	$54,881	$73,113	$64,502	$15,002	$(56,277)	$(73,612)	$17,638	$(48,411)	$41,909	$13,802
		Percent of net sales	3%	9%	16%	13%	4%	(14)%	(16)%	3%	(12)%	9%	4%
51%	12%	Capital expenditures	$247,754	$197,123	$93,085	$52,023	$31,916	$32,047	$64,657	$120,596	$206,888	$82,639	$77,065
18%	7%	Research and development expenses	52,939	36,829	28,258	14,945	17,663	23,241	21,433	23,106	20,360	20,185	27,651
6%	13%	Depreciation expenses	113,149	70,502	57,377	57,837	61,627	85,454	91,194	92,635	50,544	38,299	33,565
12%	11%	Cash flow from operating activities	110,340	126,776	95,432	131,618	48,091	61,463	69,679	81,176	(12,824)	76,816	39,904
		AT YEAR END:
19%	7%	Receivables	$109,800	$96,200	$76,345	$65,858	$55,953	$46,625	$64,708	$81,766	$78,135	$86,044	$56,278
31%	17%	Inventories	81,298	54,780	35,319	31,290	27,110	21,193	32,516	40,984	25,780	27,189	17,235
11%	21%	Working capital	414,222	275,888	322,911	343,706	244,730	247,074	270,609	309,447	101,114	173,156	62,102
17%	15%	Net property, plant and equipment	472,163	350,520	213,761	176,559	181,494	211,262	283,659	352,936	335,289	175,253	121,706
12%	16%	Total assets	1,045,084	799,538	688,392	638,956	562,101	594,940	683,933	751,849	549,478	429,839	238,983
13%	20%	Total debt and capital leases	380,291	150,000	150,000	150,000	151,374	206,900	233,872	219,733	222,860	78,194	58,945
		Total debt and capital leases as a
		percentage of total capitalization(2)	40%	21%	24%	26%	30%	38%	37%	32%	48%	22%	31%
11%	16%	Shareholders’ investment	$578,724	$552,539	$473,552	$431,375	$356,961	$338,266	$392,489	$464,959	$236,830	$282,958	$133,684
		Return on shareholders’ investment	4%	10%	16%	16%	4%	(15)%	(17)%	5%	(19)%	20%	11%
9%	0%	Number of employees, including
		production temporaries	5,433	5,459	3,911	3,656	3,362	3,454	4,729	7,701	7,764	7,181	5,479
0%	5%	Shares of stock outstanding	25,638	25,450	24,394	25,917	25,355	25,171	24,830	24,744	19,780	19,619	16,356
		PER SHARE INFORMATION:
—	(1)%	Net income (loss) — diluted	$0.77	$1.81	$2.42	$2.21	$0.59	$(2.25)	$(2.97)	$0.75	$(2.46)	$2.21	$0.82
11%	11%	Shareholders’ investment
		(book value)	22.57	21.64	19.41	16.64	14.08	13.44	15.81	18.79	11.97	14.42	8.17
		Price range
5%	4%	High	31.08	42.43	38.40	36.85	27.19	24.44	30.00	51.25	35.44	38.38	21.83
6%	6%	Low	17.69	25.65	21.61	15.21	12.81	13.38	9.38	11.88	13.81	12.75	10.25

(1)	During the third quarter of 2006, we recorded an increase to operating income of $5,000,000 as a result of the resolution of a dispute with a former supplier.

(2)	Total capitalization consists of total debt and capital leases and shareholders# investment.