Form 10-Q
period 2006-12-24
HUTCHINSON TECHNOLOGY INC
filed 2007-01-29
CIK 772897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 24, 2006
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
As of January 25, 2007 the registrant had 25,986,213 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except shares and per share data)

	December 24,	September 24,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$21,111	$40,331
Securities available for sale	273,759	250,110
Trade receivables, net	99,593	95,391
Other receivables	14,617	14,409
Inventories	76,223	81,298
Deferred tax assets (Note 7)	7,271	8,021
Other current assets (Note 8)	7,286	7,161

Total current assets	499,860	496,721
Property, plant and equipment, net	480,955	472,163
Deferred tax assets (Note 7)	62,470	57,867
Other assets (Note 8)	16,446	18,333

	$1,059,731	$1,045,084

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current liabilities:
Current maturities of long-term debt	$1,274	$1,252
Accounts payable	44,071	45,090
Accrued expenses	18,012	14,819
Accrued compensation	21,630	21,338

Total current liabilities	84,987	82,499
Convertible subordinated notes	375,000	375,000
Long-term debt, less current portion	4,962	5,291
Other long-term liabilities	3,047	3,570
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 25,945,000 and 25,638,000 issued and outstanding	259	256
Additional paid-in capital	405,202	398,047
Accumulated other comprehensive loss	(182)	(222)
Accumulated earnings	186,456	180,643

Total shareholders’ investment	591,735	578,724

	$1,059,731	$1,045,084

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended
	December 24,	December 25,
	2006	2005
Net sales	$188,882	$184,560
Cost of sales	153,272	144,960

Gross profit	35,610	39,600
Research and development expenses	14,109	12,747
Selling, general and administrative expenses	19,517	22,513

Income from operations	1,984	4,340
Other income, net	1,810	1,252
Interest income	3,689	2,065
Interest expense	(2,309)	(501)

Income before income taxes	5,174	7,156
Provision (benefit) for income taxes	(639)	1,166

Net income	$5,813	$5,990

Basic earnings per share	$0.22	$0.24

Diluted earnings per share	$0.22	$0.22

Weighted average common shares outstanding	25,869	25,535

Weighted average common and diluted shares outstanding	30,974	30,798

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Thirteen Weeks Ended
	December 24,	December 25,
	2006	2005
OPERATING ACTIVITIES:
Net income	$5,813	$5,990
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28,158	27,526
Stock-based compensation	916	1,140
Provision (benefit) for deferred taxes (Note 7)	(3,875)	405
Loss on disposal of assets	—	61
Changes in operating assets and liabilities (Note 11)	5,224	(9,309)

Cash provided by operating activities	36,236	25,813

INVESTING ACTIVITIES:
Capital expenditures	(36,875)	(73,397)
Purchases of marketable securities	(437,166)	(148,583)
Sales/maturities of marketable securities	413,534	182,351

Cash used for investing activities	(60,507)	(39,629)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	5,358	2,328
Repayment of long-term debt	(307)	(429)

Cash provided by financing activities	5,051	1,899

Net decrease in cash and cash equivalents	(19,220)	(11,917)

Cash and cash equivalents at beginning of period	40,331	33,733

Cash and cash equivalents at end of period	$21,111	$21,816

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Columnar dollar amounts in thousands, except per share amounts)
When we refer to “we,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2007” mean our fiscal year ending September 30, 2007, references to “2006” mean our fiscal year ended September 24, 2006, references to “2005” mean our fiscal year ended September 25, 2005, references to “2004” mean our fiscal year ended September 26, 2004, references to “2003” mean our fiscal year ended September 28, 2003, and references to “2002” mean our fiscal year ended September 29, 2002.
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
(2) ACCOUNTING PRONOUNCEMENTS
In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 permits adjustment for the cumulative effect of misstatements related to prior years, previously deemed to be immaterial, in the carrying amount of assets and liabilities with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements in future SEC filings within the fiscal year of adoption for the effects of such misstatements on the quarters when the information is next presented. This adjustment does not require reports previously filed with the SEC to be amended.
Effective September 26, 2005, we elected early application of SAB 108. In accordance with SAB 108, we reduced our opening retained earnings for 2006 by $1,952,000, net of tax of $1,126,000, and adjusted our financial results for the first three quarters of 2006 as shown in the tables below. We consider this adjustment to be immaterial to prior periods.
Our SAB 108 adjustment relates to one customer arrangement whereby certain revenues that were recorded in 2004 and 2005 should have been deferred. Deferred revenue amounts related to this arrangement are included within accrued expenses and other long-term liabilities on our condensed consolidated balance sheet as of September 24, 2006. Based on our approach for assessing misstatements prior to the adoption of SAB 108, we previously concluded that these amounts were immaterial.

The impact of this adjustment for the first three quarters of 2006 is presented below (in thousands, except per share data).

	Thirteen Weeks Ended December 25, 2005
	As Reported	Adjustment	As Adjusted
Net sales	$184,627	$(67)	$184,560
Provision for income taxes	1,177	(11)	1,166
Net income	6,046	(56)	5,990
Earnings per share:
Basic	0.24	0.00	0.24
Diluted	0.22	0.00	0.22

	Thirteen Weeks Ended March 26, 2006			Twenty-Six Weeks Ended March 26, 2006
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Net sales	$185,926	$469	$186,395	$370,553	$402	$370,955
Provision for income taxes	1,361	73	1,434	2,538	62	2,600
Net income	7,873	396	8,269	13,919	340	14,259
Earnings per share:
Basic	0.31	0.01	0.32	0.54	0.01	0.55
Diluted	0.28	0.01	0.29	0.50	0.01	0.51

	Thirteen Weeks Ended June 25, 2006			Thirty-Nine Weeks Ended June 25, 2006
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Net sales	$169,599	$380	$169,979	$540,152	$782	$540,934
Provision (benefit) for income taxes	(163)	22	(141)	2,375	84	2,459
Net income	5,838	358	6,196	19,756	698	20,454
Earnings per share:
Basic	0.23	0.01	0.24	0.77	0.02	0.79
Diluted	0.22	0.01	0.23	0.72	0.02	0.74
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
(3) BUSINESS AND CUSTOMERS
We are the world’s leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. We developed our leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. We are focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. To further assure a readily available supply of products to our customers, we sell etched and stamped component-level suspension assembly parts, such as flexures and baseplates, to competing suspension assembly manufacturers. We also are engaged in the development and production of products for the medical device market, but do not expect to generate significant revenue from these products during 2007.

A breakdown of customer sales is as follows:

	Percentage of Net Sales
	Thirteen Weeks Ended
	December 24,	December 25,
	2006	2005
Five Largest Customers	87%	87%

Sales to Major Customers:
SAE Magnetics, Ltd./TDK	28%	28%
Seagate Technology LLC	23%	12%
Western Digital Corporation	17%	17%
Alps Electric Co., Ltd.	12%	22%
Fujitsu Limited	7%	6%
Innovex, Inc.	6%	8%
(4) TRADE RECEIVABLES
We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $99,593,000 at December 24, 2006 and $95,391,000 at September 24, 2006 are net of allowances of $1,564,000 and $1,618,000, respectively. As of December 24, 2006, allowances of $1,564,000 consisted of a $461,000 allowance for doubtful accounts and a $1,103,000 allowance for sales returns. As of September 24, 2006, allowances of $1,618,000 consisted of a $553,000 allowance for doubtful accounts and a $1,065,000 allowance for sales returns.
We generally warrant that the disk drive products sold by us will be free from defects in materials and workmanship for a period of one year or less following delivery to the customer. Upon determination that any of such products sold are defective, we typically accept the return of such products and refund the purchase price to our customer. We record a provision against revenue for estimated returns on sales of our disk drive products in the same period that the related revenues are recognized. We base the allowance on historical product returns, as well as existing product return authorizations. The following table reconciles the changes in our allowances for sales returns under warranties:

	Increases in the	Reductions in the
	Allowance Related	Allowance for
September 24,	to Warranties	Returns Under	December 24,
2006	Issued	Warranties	2006
$1,065	$931	$(893)	$1,103

(5) INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at December 24, 2006 and September 24, 2006:

	December 24,	September 24,
	2006	2006
Raw materials	$24,169	$21,868
Work in process	12,867	17,698
Finished goods	39,187	41,732

	$76,223	$81,298

(6) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed (i) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” using the treasury stock method for outstanding stock options and the if-converted method for the $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010, and (ii) in accordance with Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” for the $225,000,000 aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”), and is calculated to compute the dilutive effect of potential common shares using net income available to common shareholders. A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended
	December 24,	December 25,
	2006	2005
Net income	$5,813	$5,990
Plus: interest expense on convertible subordinated notes	1,008	1,008
Less: additional profit-sharing expense and income tax provisions	(150)	(342)

Net income available to common shareholders	$6,671	$6,656

Weighted-average common shares outstanding	25,869	25,535
Dilutive potential common shares	5,105	5,263

Weighted-average common and diluted shares outstanding	30,974	30,798

Basic earnings per share	$0.22	$0.24

Diluted earnings per share	$0.22	$0.22

(7) INCOME TAXES
The following table details the significant components of our deferred tax assets:

	December 24,	September 24,
	2006	2006
Current deferred tax assets:
Receivable allowance	$572	$592
Inventories	4,084	3,722
Accruals and other reserves	2,615	3,707

Total current deferred tax assets	7,271	8,021

Long-term deferred tax assets:
Property, plant and equipment	32,063	28,860
Deferred income	2,852	1,317
Tax credits	22,431	19,957
Net operating loss carryforwards	10,391	13,000
Valuation allowance	(5,267)	(5,267)

Total long-term deferred tax assets	62,470	57,867

Total deferred tax assets	$69,741	$65,888

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 24, 2006, our deferred tax assets included $22,431,000 of unused tax credits, $5,989,000 of which can be carried forward indefinitely and $16,442,000 of which begin to expire at various dates beginning in 2009. At December 24, 2006, our balance sheet included $10,391,000 of deferred tax assets related to net operating loss (“NOL”) carryforwards which will begin to expire in 2018. As of December 24, 2006 we had an estimated NOL carryforward of approximately $24,985,000 for United States federal tax return purposes. A portion of the credits and NOL carryforwards may be subject to an annual limitation under United States Internal Revenue Code Section 382. A valuation allowance of $5,267,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire.
The income tax provision for the thirteen weeks ended December 24, 2006 was based on an estimated annual effective tax rate of negative 14% considering the combined prior and current year effects of the reinstatement of the federal research and development tax credit retroactive to January 1, 2006. Excluding the prior year effect of the reinstatement of the federal research and development tax credit, our 2007 annual effective tax rate would be estimated at 5%. This rate is below the statutory federal rate primarily due to the reinstatement of the federal research and development tax credit and the benefit derived from the Extraterritorial Income Exclusion Act of 2000 (“EIE”) provision related to the export of U.S. products. The effective tax rate for the first quarter of 2007 of negative 12% reflects the discrete item related to the reinstatement of the federal research and development tax credit.
The income tax provision for the thirteen weeks ended December 25, 2005 was based on an estimated annual effective tax rate of 27%. This rate is below the federal statutory rate primarily due to our estimate of the benefit derived from the EIE provision related to the export of U.S. products. The effective tax rate for the quarter of 16% was reduced for certain discrete items occurring during the quarter, primarily the settlement of a state income tax audit of fiscal years 1991 through 1993.

(8) OTHER ASSETS
During the second quarter of 2002, we prepaid $26,000,000 related to a technology and development agreement. As of December 24, 2006, the unamortized portion of the prepayment was $10,699,000, of which $3,557,000 was included in “Other current assets” and $7,142,000 was included in “Other assets” on the accompanying condensed consolidated balance sheet. The unamortized portion is being amortized over the remaining term of the agreement which ends in 2010 based on estimated product shipments.
(9) LONG-TERM DEBT
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

(11) SUPPLEMENTARY CASH FLOW INFORMATION

	Thirteen Weeks Ended
	December 24,	December 25,
	2006	2005
Changes in operating assets and liabilities:
Receivables, net	$(4,410)	$(18,173)
Inventories	5,075	(2,911)
Prepaid and other assets	175	(1,756)
Accounts payable and accrued expenses	4,907	13,753
Other non-current liabilities	(523)	(222)

	$5,224	$(9,309)

Cash paid for:
Interest (net of amount capitalized)	$150	$—
Income taxes	902	6

Non-cash investing activities:
Capital expenditures in accounts payable	$5,853	$14,087
Capitalized interest for the thirteen weeks ended December 24, 2006 was $907,000 compared to $657,000 for the thirteen weeks ended December 25, 2005. Interest is capitalized using an overall borrowing rate for assets that are being constructed or otherwise produced for our own use. Interest capitalized during the thirteen week period ended December 24, 2006 was primarily for facility construction and related equipment, development of new process technology and capability improvements, TSA+ suspension production capacity, and new program tooling.
During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our Eau Claire, Wisconsin manufacturing site, together with related equipment, for $12,924,000, which included the assumption of a mortgage by us.

Purchase price of building and related equipment	$12,924
Cash paid for building and related equipment	(5,069)

Mortgage assumed	$7,855

At December 24, 2006, the mortgage balance totaled $6,236,000.
(12) STOCK-BASED COMPENSATION
We have an employee stock purchase plan that provides for the sale of our common stock at discounted purchase prices. The cost per share under this plan is 85% of the lesser of the fair market value of our common stock on the first or last day of the purchase period, as defined.
We have two stock option plans under which options have been granted to employees, including our officers and directors, at a price not less than the fair market value of our common stock at the date the options were granted. Options under one plan are no longer granted because the maximum number of shares available for option grants under such plan has been reached. Under the other plan, options also may be granted to certain non-employees at a price not less than the fair market value of our common stock at the date the options are granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of our Board of Directors that administer the plans. Options granted under the plans prior to November 2005 generally are exercisable one year from the date of grant. Options granted under the plans since November 2005 are exercisable two to three years from the date of grant.

We recorded $916,000 of related stock-based compensation expense, included in general and administrative expense, for the thirteen weeks ended December 24, 2006 compared to $1,197,000 for the thirteen weeks ended December 25, 2005.
In accordance with the Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), there was no tax benefit from recording this non-cash expense as such benefits will be recorded upon utilization of our NOLs. The compensation expense related to SFAS 123(R) for the thirteen weeks ended December 24, 2006 was $862,000 compared to $1,140,000 for the thirteen weeks ended December 25, 2005 which reduced both basic and diluted earnings per share by $0.02 for each quarter. In accordance with the modified-prospective transition method permitted by SFAS 123(R), results for prior periods have not been restated.
As of December 24, 2006, $10,188,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of approximately twenty-nine months.
We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirteen weeks ended December 24, 2006 and December 25, 2005 were $12.79 and $13.89, respectively.
The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirteen Weeks Ended
	December 24,	December 25,
	2006	2005
Risk-free interest rate	4.7%	4.4%
Expected volatility	45.0%	45.0%
Expected life (in years)	7.6	7.3
Dividend yield	—	—
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.
Option transactions during the thirteen weeks ended December 24, 2006 are summarized as follows:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual	Aggregate
	Shares	Exercise Price ($)	Life (yrs.)	Intrinsic Value ($)
Outstanding at September 24, 2006	3,109,546	25.08	5.3	—
Granted	509,600	23.05
Exercised	(269,700)	17.39
Expired	(2,750)	28.43

Outstanding at December 24, 2006	3,346,696	25.39	6.2	—

Options exercisable at December 24, 2006	2,389,596	25.49	4.8	—

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
Range of		Contractual	Weighted-Average	Number	Weighted-Average
Exercise Prices ($)	Number Outstanding	Life (yrs.)	Exercise Price ($)	Exercisable	Exercise Price ($)
14.81-20.00	608,690	3.4	18.85	608,690	18.85
20.01-25.00	1,418,807	6.5	23.42	909,207	23.62
25.01-30.00	620,194	7.0	28.08	175,694	29.58
30.01-45.06	699,005	7.2	32.71	696,005	32.72

Total	3,346,696	6.2	25.39	2,389,596	25.49

(13) LEGAL CONTINGENCIES
Securities Litigation
Our company and six of our present executive officers, two of whom are directors, are named as defendants in a consolidated complaint filed by several investors in the U.S. District Court for the District of Minnesota on May 1, 2006. The consolidated complaint purports to be brought on behalf of a class of all persons (except defendants) who purchased our stock in the open market between October 4, 2004 and August 29, 2005 (the “class period”). The consolidated complaint alleges that the defendants made false and misleading public statements about our company, and our business and prospects, in press releases and SEC filings during the class period, and that the market price of our stock was artificially inflated as a result. The consolidated complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The consolidated complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief. The defendants’ motion to dismiss the consolidated complaint was heard by the Court on October 27, 2006. As of January 29, 2007, the Court had not yet ruled on the motion.
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

Other Litigation
Our company was named as the defendant in a complaint brought in Hennepin County, Minnesota, District Court by two current and three former employees and served on us on August 28, 2006. The complaint asserts claims based on the federal Fair Labor Standards Act, several statutes and regulations dealing with topics related to wages and breaks, and common law theories, and alleges that we fail to pay our production workers for the time they spend changing into and out of protective clothing and that we do not provide employees the breaks allegedly required by Minnesota law or promised by company policy. On September 18, 2006, we removed the action to the U.S. District Court for the District of Minnesota. The complaint seeks pay for the allegedly unpaid time, an equal amount of liquidated damages, other damages, penalties, attorneys’ fees and interest. Plaintiffs have filed a motion to certify a class including all current and former non-exempt production workers at all company sites. We are not able to predict the ultimate outcome of the litigation at this early stage, but it may be costly and disruptive.
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
(14) OTHER MATTERS
The American Jobs Creation Act of 2004 (“AJCA”) was signed into law on October 22, 2004. The AJCA contained two provisions that affect us. The first provision is the repeal of the EIE, which was phased out with the benefit ending December 31, 2006.
The second provision of the AJCA that affects us is the introduction of a deduction for a percentage of income from domestic production activities. The deduction is limited in any fiscal year in which a taxpayer uses NOL carryforwards. For our fiscal year ending September 30, 2007, we do not expect any benefit from this deduction, as we will use NOL carryforwards. The deduction is phased in on a fiscal-year basis and will be fully phased in for our fiscal year ending September 25, 2011.
(15) SEGMENT REPORTING
We follow the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). FAS 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about each segment’s products, services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a company for making operating decisions and assessing financial performance. Our Chief Executive Officer is considered to be our chief operating decision maker.
We have determined that we have two reportable segments: the Disk Drive Components Division and the BioMeasurement Division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our most recent Annual Report on Form 10-K.

The following table represents net sales and operating income (loss) for each reportable segment.

	Thirteen Weeks Ended
	December 24,	December 25,
	2006	2005
Net sales:
Disk Drive Components Division	$188,800	$184,587
BioMeasurement Division	82	53

	$188,882	$184,560

Income (loss) from operations:
Disk Drive Components Division	$5,665	$7,175
BioMeasurement Division	(3,681)	(2,835)

	$1,984	$4,340

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we refer to “we,” “us,” “HTI” or the “company,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2007” mean our fiscal year ending September 30, 2007, references to “2006” mean our fiscal year ended September 24, 2006, references to “2005” mean our fiscal year ended September 25, 2005, references to “2004” mean our fiscal year ended September 26, 2004, references to “2003” mean our fiscal year ended September 28, 2003, and references to “2002” mean our fiscal year ended September 29, 2002.
GENERAL
Since the late 1980s, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components to nearly all manufacturers of disk drives and manufacturers of disk drive head and head gimbal assemblers for all sizes of disk drives. Suspension assemblies are a critical component of disk drives, and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations are affected from time to time due to disk drive industry demand changes, adjustments in inventory levels throughout the disk drive supply chain, technological changes that impact suspension assembly demand, shifts in our market position and our customers’ market position, our customers’ production yields and our own product transitions, production yields and production capacity utilization. Our BioMeasurement Division is engaged in the development and production of products for the medical device market, but we do not expect to generate significant revenue from these products during 2007.
For calendar 2006 disk drive shipments are estimated to have reached 436 million units, an increase of about 15% from calendar 2005. The growth in disk drive shipments is resulting from increased demand for data storage in traditional computing applications as well as in consumer electronics applications. Our shipments of suspension assemblies in 2006 were 805 million, 12% higher than our shipments in 2005. This increase was due to the year-over-year increase in disk drive shipments. Storage industry analysts currently forecast a 13% to 15% increase in disk drive shipments in calendar 2007. For calendar 2007, we are closely monitoring storage capacity requirements and the pace of transition to higher capacity desktop and notebook disk drives. A slower transition to higher capacity drives could result in the average number of suspension assemblies per disk drive declining from an estimated 2.8 in calendar 2006 to approximately 2.7 in calendar 2007. As a result, while we expect continued growth in worldwide suspension assembly demand, the rate of increase in 2007 may be less than the rate of increase in disk drive shipments.
In both calendar 2006 and 2005, demand for storage outpaced the rate of improvement in data density for disk drives in mass production. The rate of data density improvement in calendar 2005 remained about flat with the prior year at approximately 20%. As a result, achieving the higher storage capacities necessary for many disk drive applications required using both sides of a single disk in a disk drive or adding disks. We estimate this caused the number of suspension assemblies required per disk drive to increase from an average of about 2.4 in calendar 2004 to an average of about 2.8 in calendar 2005, and the number remained stable at 2.8 in calendar 2006. In contrast, when the rate of data density improvement outpaces demand for storage, the average number of suspension assemblies required per disk drive decreases. For example, from calendar 1999 to 2002, the average number of suspension assemblies required per disk drive declined from approximately 4.5 to approximately 2.3.
During the first and second quarters of 2006, we shipped 207 million and 205 million suspension assemblies, respectively, an increase of 18% and 13%, respectively, over the comparable 2005 quarters due to overall growth in storage demand, growth in disk drive shipments and our share positions on customer disk drive programs ramping up to volume. During the third quarter of 2006, we shipped 192 million suspension assemblies. The decrease in suspension shipments from the second quarter to the third quarter of 2006 resulted, we believe, from seasonally lower demand for disk drives used in desktop applications and certain head-gimbal assemblers and disk drive manufacturers managing existing inventories. In the fourth quarter of 2006 and the first quarter of 2007, we shipped 201 and 225 million suspension assemblies, respectively, reflecting a seasonal improvement in the desktop, mobile computing and, more recently, growth in consumer electronics disk drive segments. We continue to have limited visibility for future demand.
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
In 2005, our average selling prices increased as a result of ramp-ups on new customer programs and a mix of products sold with finer electrical conductors or value-added features such as dual-stage actuation, clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers and laminated loadbeams. In 2006, our average selling prices held about flat as a result of lower program pricing of certain high-volume suspension assemblies, offset by the higher priced value-added features discussed above. In the first quarter of 2007, our average selling prices declined primarily due to a sales mix that included a higher percentage of mature products for disk drive programs experiencing longer market lives. Cumulative volume on some programs triggered new customer price points, resulting in lower overall average selling prices. The higher percentage of mature products in our sales mix will likely reduce our average selling prices for 2007 as compared to 2006.
We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our vendor managed inventory (“VMI”) facilities. Certain agreements with our customers also provide that we maintain minimum finished goods inventory levels for them.
In May 2006, our customer Seagate Technology LLC acquired our customer Maxtor Corporation. This consolidation resulted in the elimination of some disk drive programs, creating some uncertainty in the disk drive industry supply chain during 2006.
Our customers often prefer a multiple source supply strategy and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross margins and difficulty in estimating our position in the marketplace.
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

Gross margin was 28% in 2005. Increased production efficiencies during the first half of 2005 were offset by decreased production efficiencies during the second half of 2005 resulting from a shift in product mix toward advanced suspension assembly products that are typically more costly to produce in the ramp-up to higher volume. Gross margin was 20% in 2006. Gross margin in 2006 was negatively impacted by higher depreciation and overhead expense coupled with lower-than-expected utilization of manufacturing equipment as we added capacity throughout the year. The negative impact of the lower-than-expected utilization was somewhat mitigated by improvements in yields and labor productivity. In the first quarter of 2006, capacity utilization exceeded 90%, but lower yields on certain advanced products that were ramping to higher volume resulted in first quarter of 2006 gross margin of 21%. In the first quarter of 2007, the seasonal increase in demand improved our capacity utilization to about 80% compared with about 70% in the fourth quarter of 2006. The improvement in capacity utilization resulted in an increase in first quarter of 2007 gross margin to 19% from the 17% in the preceeding quarter.
Although we continue to have limited visibility for future demand, we expect our operating margins in 2007 will continue to be under pressure from underutilization of manufacturing capacity, as well as planned investments in TSA+ capabilities and in the BioMeasurement Division.
Our suspension assembly business is capital intensive. We have added capacity to meet expected increases in customer demand and expected shifts in product mix. In addition, we expanded our manufacturing facility located in Eau Claire, Wisconsin by adding a production bay with an above-ground footprint of approximately 70,000 square feet. For 2006, capital expenditures for the year totaled $247,754,000, primarily for additions to both TSA suspension and TSA+ suspension manufacturing capacity, facilities, tooling and for new process technology equipment. We expect our capital expenditures to be approximately $140,000,000 in 2007, primarily for TSA+ suspension production capacity, development of new process technology and cabability improvements and new program tooling.
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
In 2006, we significantly increased our research and development spending over the prior year to develop new process technologies for next-generation products and equipment and increased clinical research for our BioMeasurement Division. We spent $52,939,000 on research and development in 2006 compared to $36,829,000 in 2005. Research and development spending specific to our BioMeasurement Division was $6,249,000 in 2006 and $4,076,000 in 2005. During the first quarter of 2007, we spent $14,109,000 on research and development. We expect that our research and development spending in 2007 will be similar to our 2006 spending. The disk drive industry is intensely competitive, and our customers’ operating results are dependent on being the first-to-market and first-to-volume with new products at a low cost. Our development efforts typically enable us to shorten development cycles and achieve high-volume output per manufacturing unit more quickly than our competitors, and are an important factor in our success. The miniaturization of disk drives and the development of next-generation read/write technology and head sizes will require finer electrical conductors on the suspension assembly. Our current TSA suspensions are produced using a subtractive process, and we continue to invest in extending our current process capabilities and adding associated capital equipment for manufacturing TSA suspension assemblies to meet escalating customer requirements for precision and performance.

We are also developing an additive process and adding associated capital equipment for producing future generations of suspension assemblies, known as TSA+ suspension assemblies. Additive processing involves depositing thin metal layers onto a polyimide surface in the shape of the desired circuitry and then imaging and chemically plating up metal layers to form the suspension’s electrical conductors. Our ability to develop this process to accommodate further conductor miniaturization and the rate at which our customers adopt next-generation read/write technology and head sizes will largely determine the pace of our transition to an additive process and the volume of products we manufacture using the process. We expect to have a volume production line ready in the second half of 2007 to produce flexures using an additive process. We are currently purchasing some additive components to fill existing customer development requirements. As we transition TSA+ suspension assemblies from development to high-volume manufacturing, we may experience higher cost due to yield loss, production inefficiencies and equipment problems. Furthermore, our additive process is added in large blocks of capacity, so certain equipment will be underutilized until demand develops. If our development of additive process capabilities is delayed for any reason or if TSA+ suspension assemblies cannot be produced profitably in the quantities and to the specifications required by our customers, we also may need to purchase components manufactured through additive processing.
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
In addition to increases in suspension assembly demand, improvements to our gross margins and operating margins will depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. Our business is capital intensive and requires a high level of fixed costs. Our margins are sensitive to our level of fixed costs as well as changes in volume, product mix and capacity utilization. As part of our efforts to improve our operating results, we may need to increase or decrease our overall employment level to meet customer requirements. Our overall employment level was 5,310 at the end of 2005, 5,433 at the end of 2006 and 5,412 at the end of the first quarter of 2007.
RESULTS OF OPERATIONS
Thirteen Weeks Ended December 24, 2006 vs. Thirteen Weeks Ended December 25, 2005
Net sales for the thirteen weeks ended December 24, 2006 were $188,882,000 compared to $184,560,000 for the thirteen weeks ended December 25, 2005, an increase of $4,322,000 from the thirteen weeks ended December 25, 2005. Suspension assembly sales increased $3,990,000 from the thirteen weeks ended December 25, 2005. The increase in suspension assembly sales was due to increased suspension assembly unit shipments of 17,644,000, partially offset by lower average selling prices on suspension assembly unit shipments which decreased from $0.84 to $0.80 from the year ago quarter. The increase in unit shipments was due to overall growth in storage demand and growth in disk drive shipments. The decline in average selling prices resulted primarily from a sales mix that included a higher percentage of mature products for disk drive programs experiencing longer market lives. Cumulative volume on some programs triggered new customer price points, resulting in lower overall average selling prices. Sales of suspension assembly components to other suspension assembly manufacturers were $7,883,000, a decrease of $230,000 from the thirteen weeks ended December 25, 2005.
Gross profit for the thirteen weeks ended December 24, 2006 was $35,610,000, compared to $39,600,000 for the thirteen weeks ended December 25, 2005. Gross profit as a percent of net sales decreased from 21% to 19%, respectively. The lower gross profit was due to $1,775,000 of higher depreciation expenses and $1,761,000 of higher manufacturing support expenses due to added personnel, as well as increases in material expenses and in manufacturing supply expenses. These higher expenses were partially offset by lower manufacturing labor expenses due to improved labor efficiency and yields and fewer personnel in manufacturing areas.
Research and development expenses for the thirteen weeks ended December 24, 2006 were $14,109,000, compared to $12,747,000 for the thirteen weeks ended December 25, 2005. The increase was attributable to $1,920,000 of higher prototype production and depreciation expenses, primarily related to TSA+ suspension assembly development, and $660,000 of higher labor expenses due to the hiring of additional personnel to support increased customer-specific suspension assembly development efforts and to develop process technologies for next-generation products. These higher expenses were partially offset by $878,000 of lower supply and professional services expenses. As a percent of net sales, research and development expenses remained unchanged at 7% in the first quarter of 2006 and the first quarter of 2007.
Selling, general and administrative expenses for the thirteen weeks ended December 24, 2006 were $19,517,000 compared to $22,513,000 for the thirteen weeks ended December 25, 2005, a decrease of $2,996,000 from the thirteen weeks ended December 25, 2005. The reduction was primarily due to $826,000 of lower recruitment and relocation expenses, $672,000 of lower professional services and supply expenses, $454,000 of lower depreciation and lease expenses, and $364,000 of reduced travel and training expenses. Overall, selling, general and administrative expenses as a percent of net sales decreased from 12% in the first quarter of 2006 to 10% in the first quarter of 2007.
Income from operations for the thirteen weeks ended December 24, 2006 was $1,984,000, compared to $4,340,000 for the thirteen weeks ended December 25, 2005. The lower operating income was primarily due to lower gross profit and higher research and development expenses, partially offset by lower selling, general and administrative expenses. Income from operations for the thirteen weeks ended December 24, 2006 included a $3,681,000 loss from operations for our BioMeasurement Division segment, compared to a $2,835,000 loss from BioMeasurement operations for the thirteen weeks ended December 25, 2005.
Interest income for the thirteen weeks ended December 24, 2006 was $3,689,000 compared to $2,065,000 for the thirteen weeks ended December 25, 2005, an increase of $1,624,000 from the thirteen weeks ended December 25, 2005. The increase in interest income was due to higher average cash balances and higher investment yields.
Other income, net of other expenses, for the thirteen weeks ended December 24, 2006 was $1,810,000 compared to $1,252,000 for the thirteen weeks ended December 25, 2005, an increase of $558,000 from the thirteen weeks ended December 25, 2005. Other income consists primarily of royalty income.
Interest expense for the thirteen weeks ended December 24, 2006 was $2,309,000 compared to $501,000 for the thirteen weeks ended December 25, 2005, an increase of $1,808,000 from the thirteen weeks ended December 25, 2005. The increase in interest expense was due to a higher average debt balance.
The income tax provision for the thirteen weeks ended December 24, 2006 was based on an estimated annual effective tax rate of negative 14% considering the combined prior and current year effects of the reinstatement of the federal research and development tax credit retroactive to January 1, 2006. Excluding the prior year effect of the reinstatement of the federal research and development tax credit, our 2007 annual effective tax rate would be estimated at 5%. This rate is below the statutory federal rate primarily due to the reinstatement of the federal research and development tax credit and the benefit derived from the EIE provision related to the export of U.S. products. The effective tax rate for the first quarter of 2007 of negative 12% reflects the discrete item related to the reinstatement of the federal research and development tax credit.
The income tax provision for the thirteen weeks ended December 25, 2005 was based on an estimated annual effective tax rate of 27%. This rate is below the federal statutory rate primarily due to our estimate of the benefit derived from the EIE provision related to the export of U.S. products. The effective tax rate for the quarter of 16%

was reduced for certain discrete items occurring during the quarter, primarily the settlement of a state income tax audit of fiscal years 1991 through 1993.
Net income for the thirteen weeks ended December 24, 2006 was $5,813,000 compared to net income of $5,990,000 for the thirteen weeks ended December 25, 2005. Net income for the thirteen weeks ended December 24, 2006 included a combination of the prior and current year effects of the above-mentioned federal research and development tax credit reinstatement of $1,911,000. The lower net income for the thirteen weeks ended December 24, 2006, excluding the effect of the reinstatement of the federal research and development credit, primarily was due to lower gross profit and higher research and development expenses offset by lower selling, general and administrative expenses as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents decreased from $40,331,000 at September 24, 2006 to $21,111,000 at December 24, 2006. Our securities available for sale increased from $250,110,000 to $273,759,000 during the same period. Overall, this reflects an $4,429,000 increase in our cash and cash equivalents and securities available for sale, primarily due to $36,236,000 of cash generated from operations and $5,358,000 net proceeds from issuance of common stock offset by capital expenditures of $36,875,000 during the first quarter of 2007.
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
On December 21, 2005, we entered into an amended and restated Loan Agreement with LaSalle Bank National Association, increasing our $10,000,000 unsecured credit facility to a $50,000,000 unsecured credit facility that provides both revolving loans and letters of credit. As of December 24, 2006, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled $700,000 as of such date, resulting in $49,300,000 of remaining availability under the facility.
Cash used for capital expenditures totaled $36,875,000 for the thirteen weeks ended December 24, 2006, compared to $73,397,000 for the thirteen weeks ended December 25, 2005. We currently anticipate capital expenditures to total approximately $140,000,000 in 2007, primarily for TSA+ suspension production capacity, development of new process technology and capability improvements and new program tooling. Financing of these capital expenditures will be principally from internally generated funds, cash and cash equivalents, securities available for sale, our credit facility and new financing.
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
Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and restrict our ability to enter into certain types of financing. As of December 24, 2006, we were in compliance with all covenants in our financing agreements and believe we will maintain compliance through 2007. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.
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
Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire, and are based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate. At December 24, 2006 and September 24, 2006 we had valuation allowance of $5,267,000 related primarily to certain tax credits and the uncertainty of realizing these benefits before they expire due to certain limitations. We will continue to assess the likelihood that the deferred tax assets will be realizable, and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements are set forth in Note 2 to our unaudited condensed consolidated financial statements and are incorporated herein by reference.
In September 2006, the SEC released SAB 108, which permits adjustment for the cumulative effect of misstatements related to prior years, previously deemed to be immaterial, in the carrying amount of assets and liabilities with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements in future SEC filings within the fiscal year of adoption for the effects of such misstatements on the quarters when the information is next presented. This adjustment does not require reports previously filed with the SEC to be amended.
Effective September 26, 2005, we elected early application of SAB 108. In accordance with SAB 108, we reduced our opening retained earnings for 2006 by $1,952,000, net of tax of $1,126,000, and adjusted our financial results for the first three quarters of 2006 as shown in the tables below. We consider this adjustment to be immaterial to prior periods.
Our SAB 108 adjustment relates to one customer arrangement whereby certain revenues that were recorded in 2004 and 2005 should have been deferred. Deferred revenue amounts related to this arrangement are included within accrued expenses and other long-term liabilities on our condensed consolidated balance sheet as of September 24, 2006. Based on our approach for assessing misstatements prior to the adoption of SAB 108, we had previously concluded that these amounts were immaterial.
The impact of this adjustment for the first three quarters of 2006 is presented below (in thousands, except per share data).

	Thirteen Weeks Ended December 25, 2005
	As Reported	Adjustment	As Adjusted
Net sales	$184,627	$(67)	$184,560
Provision for income taxes	1,177	(11)	1,166
Net income	6,046	(56)	5,990
Earnings per share:
Basic	0.24	0.00	0.24
Diluted	0.22	0.00	0.22

	Thirteen Weeks Ended March 26, 2006			Twenty-Six Weeks Ended March 26, 2006
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Net sales	$185,926	$469	$186,395	$370,553	$402	$370,955
Provision for income taxes	1,361	73	1,434	2,538	62	2,600
Net income	7,873	396	8,269	13,919	340	14,259
Earnings per share:
Basic	0.31	0.01	0.32	0.54	0.01	0.55
Diluted	0.28	0.01	0.29	0.50	0.01	0.51

	Thirteen Weeks Ended June 25, 2006			Thirty-Nine Weeks Ended June 25, 2006
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Net sales	$169,599	$380	$169,979	$540,152	$782	$540,934
Provision (benefit) for income taxes	(163)	22	(141)	2,375	84	2,459
Net income	5,838	358	6,196	19,756	698	20,454
Earnings per share:
Basic	0.23	0.01	0.24	0.77	0.02	0.79
Diluted	0.22	0.01	0.23	0.72	0.02	0.74

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
OTHER MATTERS
The AJCA was signed into law on October 22, 2004. The AJCA contains two provisions that affect us. The first provision is the repeal of the EIE, which was phased out with the benefit ending December 31, 2006.
The second provision of the AJCA that affects us is the introduction of a deduction for a percentage of income from domestic production activities. The deduction is limited in any fiscal year in which a taxpayer uses NOL carryforwards. For our fiscal year ending September 30, 2007, we do not expect any benefit from this deduction, as we will use NOL carryforwards. The deduction is phased in on a fiscal-year basis and will be fully phased in for our fiscal year ending September 25, 2011.
FORWARD-LOOKING STATEMENTS
Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include, but are not limited to, statements regarding the following: the demand for and shipments of disk drives, suspension assemblies and suspension assembly components, disk drive and suspension assembly technology and development, the development of and market demand for medical devices, capital expenditures and capital resources, average selling prices, inventory levels, gross margins and operating results and manufacturing capacity. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended September 24, 2006. This list of factors may not be exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our credit facility with LaSalle Bank National Association carries interest rate risk, in connection with certain borrowings for which it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the credit facility, interest expense would increase or decrease accordingly. At December 24, 2006, there were no outstanding loans under the credit facility.
We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At December 24, 2006, we had fixed rate debt of $381,236,000.
From time to time, we use foreign currency option contracts to minimize our exposure to currency fluctuations associated with the underlying operating expenses of some of our offices overseas. We did not, however, enter into any foreign currency option contracts in 2006 or during the first quarter of 2007. All of our sales transactions in our Disk Drive Components Division are denominated in U.S. dollars and thus are not subject to risk due to currency exchange fluctuations. Certain sales transactions in our BioMeasurement Division may be denominated in foreign currencies.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
SECURITIES LITIGATION
Our company and six of our present executive officers, two of whom are directors, are named as defendants in a consolidated complaint filed by several investors in the U.S. District Court for the District of Minnesota on May 1, 2006. The consolidated complaint purports to be brought on behalf of a class of all persons (except defendants) who purchased our stock in the open market between October 4, 2004 and August 29, 2005 (the “class period”). The consolidated complaint alleges that the defendants made false and misleading public statements about our company, and our business and prospects, in press releases and SEC filings during the class period, and that the market price of our stock was artificially inflated as a result. The consolidated complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act. The consolidated complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief. The defendants’ motion to dismiss the consolidated complaint was heard by the Court on October 27, 2006. As of January 29, 2007, the Court had not yet ruled on the motion.
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
OTHER LITIGATION
Our company was named as the defendant in a complaint brought in Hennepin County, Minnesota, District Court by two current and three former employees and served on us on August 28, 2006. The complaint asserts claims based on the federal Fair Labor Standards Act, several statutes and regulations dealing with topics related to wages and breaks, and common law theories, and alleges that we fail to pay our production workers for the time they spend changing into and out of protective clothing and that we do not provide employees the breaks allegedly required by Minnesota law or promised by company policy. On September 18, 2006, we removed the action to the U.S. District Court for the District of Minnesota. The complaint seeks pay for the allegedly unpaid time, an equal amount of liquidated damages, other damages, penalties, attorneys’ fees and interest. Plaintiffs have filed a motion to certify a class including all current and former non-exempt production workers at all company sites. We are not able to predict the ultimate outcome of the litigation at this early stage, but it may be costly and disruptive.

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

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 24, 2006.

ITEM 6. EXHIBITS
(A) EXHIBITS:
Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 0-14709.
3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).

3.2	Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/27/04).

10.1	Description of Non-employee Director Compensation (incorporated by reference to Exhibit 10.14 to HTI’s Annual Report on Form 10-K for the year ended 9/24/06).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED
Date: January 29, 2007	By	/s/ Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date: January 29, 2007	By	/s/ John A. Ingleman
John A. Ingleman
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.		Page
3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).	Incorporated by Reference

3.2	Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/27/04).	Incorporated by Reference

10.1	Description of Non-employee Director Compensation (incorporated by reference to Exhibit 10.14 to HTI’s Annual Report on Form 10-K for the year ended 9/24/06).	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically