Form 10-Q
period 2007-03-25
HUTCHINSON TECHNOLOGY INC
filed 2007-05-04
CIK 772897

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 25, 2007
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
As of May 2, 2007 the registrant had 26,029,000 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except shares and per share data)

	March 25,	September 24,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$31,436	$40,331
Securities available for sale	265,456	250,110
Trade receivables, net	87,057	95,391
Other receivables	14,525	14,409
Inventories	85,655	81,298
Deferred tax assets (Note 7)	8,287	8,021
Other current assets (Note 8)	6,381	7,161

Total current assets	498,797	496,721
Property, plant and equipment, net	480,929	472,163
Deferred tax assets (Note 7)	65,208	57,867
Other assets (Note 8)	15,601	18,333

	$1,060,535	$1,045,084

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$1,297	$1,252
Accounts payable	42,572	45,090
Accrued expenses	19,698	14,819
Accrued compensation	23,967	21,338

Total current liabilities	87,534	82,499
Convertible subordinated notes	375,000	375,000
Long-term debt, less current portion	4,629	5,291
Other long-term liabilities	3,190	3,570
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 25,989,000 and 25,638,000 issued and outstanding	260	256
Additional paid-in capital	407,262	398,047
Accumulated other comprehensive loss	(150)	(222)
Accumulated earnings	182,810	180,643

Total shareholders’ investment	590,182	578,724

	$1,060,535	$1,045,084

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 25,	March 26,	March 25,	March 26,
	2007	2006	2007	2006
Net sales	$170,681	$186,395	$359,563	$370,955
Cost of sales	140,720	144,431	293,992	289,391

Gross profit	29,961	41,964	65,571	81,564
Research and development expenses	16,197	13,370	30,306	26,117
Selling, general and administrative expenses	19,014	21,344	38,531	43,857

Income (loss) from operations	(5,250)	7,250	(3,266)	11,590
Other income, net	960	1,255	2,770	2,507
Interest income	3,879	3,170	7,568	5,235
Interest expense	(2,537)	(1,972)	(4,846)	(2,473)

Income (loss) before income taxes	(2,948)	9,703	2,226	16,859
Provision for income taxes	698	1,434	59	2,600

Net income (loss)	$(3,646)	$8,269	$2,167	$14,259

Basic earnings (loss) per share	$(0.14)	$0.32	$0.08	$0.55

Diluted earnings (loss) per share	$(0.14)	$0.29	$0.08	$0.51

Weighted average common shares outstanding	25,986	25,612	25,927	25,573

Weighted average common and diluted shares outstanding	25,986	30,939	26,002	30,866

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Twenty-Six Weeks Ended
	March 25,	March 26,
	2007	2006
OPERATING ACTIVITIES:
Net income	$2,167	$14,259
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	56,734	56,537
Stock-based compensation	2,184	1,926
Provision (benefit) for deferred taxes (Note 7)	(7,646)	2,369
Loss on disposal of assets	33	196
Changes in operating assets and liabilities (Note 11)	10,340	(445)

Cash provided by operating activities	63,812	74,842

INVESTING ACTIVITIES:
Capital expenditures	(62,927)	(131,962)
Purchases of marketable securities	(819,066)	(713,483)
Sales/maturities of marketable securities	803,749	564,735

Cash used for investing activities	(78,244)	(280,710)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	6,154	3,170
Net proceeds from issuance of convertible subordinated notes	—	218,971
Repayment of long-term debt	(617)	(719)

Cash provided by financing activities	5,537	221,422

Net increase (decrease) in cash and cash equivalents	(8,895)	15,554

Cash and cash equivalents at beginning of period	40,331	33,733

Cash and cash equivalents at end of period	$31,436	$49,287

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
(3) BUSINESS AND CUSTOMERS
We are the world’s leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. We developed our leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. We are focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. To further assure a readily available supply of products to our customers, we sell etched and stamped component-level suspension assembly parts, such as flexures and baseplates, to competing suspension assembly manufacturers. We also are engaged in the development, production and commercialization of products for the medical device market. We do not expect to generate significant revenue from these products during 2007 and anticipate an operating loss for the BioMeasurement Division.

A breakdown of customer sales is as follows:

	Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 25,	March 26,	March 25,	March 26,
	2007	2006	2007	2006
Five Largest Customers	87%	87%	86%	88%

Sales to Major Customers:
Seagate Technology LLC	29%	13%	26%	13%
SAE Magnetics, Ltd./TDK	26%	28%	27%	28%
Western Digital Corporation	16%	14%	16%	16%
Alps Electric Co., Ltd.	9%	23%	10%	22%
Fujitsu Limited	7%	5%	7%	5%
Hitachi Global Storage Technologies	5%	3%	5%	2%
Innovex, Inc.	4%	9%	5%	9%
(4) TRADE RECEIVABLES
We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $87,057,000 at March 25, 2007 and $95,391,000 at September 24, 2006 are net of allowances of $1,059,000 and $1,618,000, respectively. As of March 25, 2007, allowances of $1,059,000 consisted of a $373,000 allowance for doubtful accounts and a $686,000 allowance for sales returns. As of September 24, 2006, allowances of $1,618,000 consisted of a $553,000 allowance for doubtful accounts and a $1,065,000 allowance for sales returns.
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

	Increases in the	Reductions in the
	Allowance Related	Allowance for
September 24,	to Warranties	Returns Under	March 25,
2006	Issued	Warranties	2007
$1,065	$1,034	$(1,413)	$686

(5) INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at March 25, 2007 and September 24, 2006:

	March 25,	September 24,
	2007	2006
Raw materials	$24,059	$21,868
Work in process	15,052	17,698
Finished goods	46,544	41,732

	$85,655	$81,298

(6) EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed (i) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” using the treasury stock method for outstanding stock options and the if-converted method for the $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010 (the “2.25% Notes”), and (ii) in accordance with Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” for the $225,000,000 aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”), and is calculated to compute the dilutive effect of potential common shares using net income (loss) available to common shareholders. A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 25,	March 26,	March 25,	March 26,
	2007	2006	2007	2006
Net income (loss)	$(3,646)	$8,269	$2,167	$14,259
Plus: interest expense on convertible subordinated notes	—	1,008	—	2,017
Less: additional profit-sharing expense and income tax provisions	—	235	—	565

Net income (loss) available to common shareholders	$(3,646)	$9,042	$2,167	$15,711

Weighted-average common shares outstanding	25,986	25,612	25,927	25,573
Dilutive potential common shares	—	5,327	75	5,293

Weighted-average common and diluted shares outstanding	25,986	30,939	26,002	30,866

Basic earnings (loss) per share	$(0.14)	$0.32	$0.08	$0.55

Diluted earnings (loss) per share	$(0.14)	$0.29	$0.08	$0.51

Diluted earnings (loss) per share for the thirteen weeks ended March 25, 2007 excludes potential common shares of 71,000 using the treasury stock method and potential common shares of 5,027,000 using the if-converted method for the 2.25% Notes, as they were antidilutive. Diluted earnings per share for the twenty-six weeks ended March

25, 2007 excludes potential common shares of 5,027,000 using the if-converted method for the 2.25% Notes, as they were antidilutive.
(7) INCOME TAXES
The following table details the significant components of our deferred tax assets:

	March 25,	September 24,
	2007	2006
Current deferred tax assets:
Receivable allowance	$387	$592
Inventories	4,766	3,722
Accruals and other reserves	3,134	3,707

Total current deferred tax assets	8,287	8,021

Long-term deferred tax assets:
Property, plant and equipment	34,143	28,860
Deferred income	3,210	1,317
Tax credits	23,104	19,957
Net operating loss carryforwards	10,018	13,000
Valuation allowance	(5,267)	(5,267)

Total long-term deferred tax assets	65,208	57,867

Total deferred tax assets	$73,495	$65,888

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 25, 2007, our deferred tax assets included $23,104,000 of unused tax credits, $6,001,000 of which can be carried forward indefinitely and $17,103,000 of which begin to expire at various dates beginning in 2009. At March 25, 2007, our balance sheet included $10,018,000 of deferred tax assets related to net operating loss (“NOL”) carryforwards which will begin to expire in 2018. As of March 25, 2007 we had an estimated NOL carryforward of approximately $24,188,000 for United States federal tax return purposes. A portion of the credits and NOL carryforwards may be subject to an annual limitation under United States Internal Revenue Code Section 382. A valuation allowance of $5,267,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire.
The income tax provisions of $698,000 and $1,434,000 for the thirteen weeks ended March 25, 2007 and March 26, 2006, respectively, were based on estimated annual effective tax rates after discrete items for each fiscal year. The effective tax rate for the thirteen weeks ended March 25, 2007 was negative 24% which resulted in recording a tax expense on a loss before income taxes for the quarter. This rate reflects the impact of a reduction in our projected operating results for 2007 which is expected to result in an income tax benefit for the remainder of 2007. The effective tax rate for the thirteen weeks ended March 26, 2006 was 15%. Provisions for both periods were reduced due to the Extraterritorial Income Exclusion Act of 2000 (“EIE”) provision related to the export of U.S. products, and the provision for the thirteen weeks ended March 25, 2007 was also reduced due to the federal research and development tax credit.
The income tax provisions for the twenty-six weeks ended March 25, 2007 and March 26, 2006 were based on estimated annual effective tax rates for each fiscal year of 50% and 18%, respectively. The estimated annual effective tax rate of 50% for the twenty-six weeks ended March 25, 2007 is due to a projected loss for 2007 which is expected to result in an income tax benefit for the remainder of 2007. The tax provision for the twenty-six weeks ended March 25, 2007 includes a reduction for the reinstatement of the federal research and development tax credit retroactive to January 1, 2006 that occurred during the first quarter of 2007, resulting in income tax expense for the twenty-six weeks ended March 25, 2007 equal to 3% of income before income taxes. The tax provision for the twenty-six weeks ended March 26, 2006 includes a reduction for certain discrete items, primarily the settlement of a state income tax audit for years 1991 through 1993 that occurred during the first quarter of 2006, resulting in income tax expense for the twenty-six weeks ended March 26, 2006 equal to 15% of pre-tax income.
(8) OTHER ASSETS
During the second quarter of 2002, we prepaid $26,000,000 related to a technology and development agreement. As of March 25, 2007, the unamortized portion of the prepayment was $9,904,000, of which $3,623,000 was included in “Other current assets” and $6,281,000 was included in “Other assets” on the accompanying condensed consolidated balance sheet. The unamortized portion is being amortized over the remaining term of the agreement which ends in 2010 based on estimated product shipments.
(9) LONG-TERM DEBT
In January 2006, we issued $225,000,000 aggregate principal amount of the 3.25% Notes, which mature in 2026. The 3.25% Notes were issued pursuant to an Indenture dated as of January 25, 2006 (the “Indenture”). Interest on the 3.25% Notes is payable on January 15 and July 15 of each year, beginning on July 15, 2006. Issuance costs of $6,029,000 were capitalized and are being amortized over seven years in consideration of the holders’ ability to require us to repurchase all or a portion of the 3.25% Notes on January 15, 2013, as described below.
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
In February 2003, we issued and sold $150,000,000 aggregate principal amount of the 2.25% Notes, which mature in 2010. Interest on the 2.25% Notes is payable semi-annually commencing September 15, 2003. The 2.25% Notes are convertible, at the option of the holder, into our common stock at any time prior to their stated maturity, unless previously redeemed or repurchased, at a conversion price of $29.84 per share. Beginning March 20, 2008, the 2.25% Notes are redeemable, in whole or in part, at our option at 100.64% of their principal amount, and thereafter at prices declining to 100% on March 15, 2010. In addition, upon the occurrence of certain events, each holder of the 2.25% Notes may require us to repurchase all or a portion of such holder’s 2.25% Notes at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, for the period to, but excluding, the date of the repurchase.
During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our Eau Claire, Wisconsin manufacturing site, together with related equipment, for $12,924,000, which included the assumption of a mortgage by us with a 7.15% interest rate that matures in April 2011. At March 25, 2007, the mortgage balance totaled $5,926,000.
On December 21, 2005, we entered into an amended and restated Loan Agreement with LaSalle Bank National Association, increasing our $10,000,000 unsecured credit facility to a $50,000,000 unsecured credit facility that provides both revolving loans and letters of credit. As of March 25, 2007, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled $700,000 as of such date, resulting in $49,300,000 of remaining availability under the facility.
Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and restrict our ability to enter into certain types of financing. As of March 25, 2007, we were in compliance with all covenants in our financing agreements. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.

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
(11) SUPPLEMENTARY CASH FLOW INFORMATION

	Twenty-Six Weeks Ended
	March 25,	March 26,
	2007	2006
Changes in operating assets and liabilities:
Receivables, net	$8,218	$(850)
Inventories	(4,357)	(19,767)
Other assets	1,043	(1,609)
Accounts payable and accrued expenses	5,816	22,076
Other non-current liabilities	(380)	(295)

	$10,340	$(445)

Cash paid for:
Interest (net of amount capitalized)	$4,032	$1,688
Income taxes	826	401

Non-cash investing activities:
Capital expenditures in accounts payable	$7,502	$17,906
Capitalized interest for the twenty-six weeks ended March 25, 2007 was $1,612,000 compared to $1,263,000 for the twenty-six weeks ended March 26, 2006. Interest is capitalized using an overall borrowing rate for assets that are being constructed or otherwise produced for our own use. Interest capitalized during the twenty-six weeks ended March 25, 2007 was primarily for TSA+ suspension production capacity, development of new process technology and capability improvements, facility construction and related equipment, and new program tooling.
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

We recorded stock-based compensation expense, included in general and administrative expenses, of $1,268,000 and $729,000 for the thirteen weeks ended March 25, 2007 and March 26, 2006, respectively; and $2,184,000 and $1,926,000 for the twenty-six weeks ended March 25, 2007 and March 26, 2006, respectively. In accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), there was no tax benefit from recording this non-cash expense. In accordance with the modified-prospective transition method of FAS 123(R), results for prior periods have not been restated.
As of March 25, 2007, $9,539,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately twenty-six months.
We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the twenty-six weeks ended March 25, 2007 and March 26, 2006 were $12.86 and $14.90, respectively.
The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Twenty-Six Weeks Ended
	March 25,	March 26,
	2007	2006
Risk-free interest rate	4.7%	4.5%
Expected volatility	45.0%	45.0%
Expected life (in years)	7.7	7.4
Dividend yield	—	—
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.
Option transactions during the twenty-six weeks ended March 25, 2007 are summarized as follows:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual	Aggregate
	Shares	Exercise Price ($)	Life (yrs.)	Intrinsic Value ($)
Outstanding at September 24, 2006	3,109,546	25.08	5.3	—
Granted	539,600	23.01
Exercised	(269,700)	17.39
Expired	(30,150)	31.95

Outstanding at March 25, 2007	3,349,296	25.31	6.0	—

Vested or expected to vest at March 25, 2007	3,312,383	25.31	5.9	—

Options exercisable at March 25, 2007	2,369,746	25.42	4.6	—

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
Range of		Contractual	Weighted-Average		Weighted-Average
Exercise Prices ($)	Number Outstanding	Life (yrs.)	Exercise Price ($)	Number Exercisable	Exercise Price ($)
14.81-20.00	608,690	3.2	18.85	608,690	18.85
20.01-25.00	1,443,897	6.3	23.39	906,797	23.62
25.01-30.00	615,144	6.7	28.08	175,694	29.58
30.01-45.06	681,565	7.1	32.62	678,565	32.64

Total	3,349,296	6.0	25.31	2,369,746	25.42

(13) LEGAL CONTINGENCIES
Securities Litigation
Our company and six of our present executive officers, two of whom are directors, are named as defendants in a consolidated complaint filed by several investors in the U.S. District Court for the District of Minnesota on May 1, 2006. The consolidated complaint purports to be brought on behalf of a class of all persons (except defendants) who purchased our stock in the open market between October 4, 2004 and August 29, 2005 (the “class period”). The consolidated complaint alleges that the defendants made false and misleading public statements about our company, and our business and prospects, in press releases and SEC filings during the class period, and that the market price of our stock was artificially inflated as a result. The consolidated complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The consolidated complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief. The defendants’ motion to dismiss the consolidated complaint was heard by the Court on October 27, 2006. As of May 2, 2007, the Court had not yet ruled on the motion.
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

Other Litigation and Proceedings
Our company was named as the defendant in a complaint brought in Hennepin County, Minnesota, District Court by two current and three former employees and served on us on August 28, 2006. The complaint asserts claims based on the federal Fair Labor Standards Act, several statutes and regulations dealing with topics related to wages and breaks, and common law theories, and alleges that we fail to pay our production workers for the time they spend changing into and out of protective clothing and that we do not provide employees the breaks allegedly required by Minnesota law or promised by company policy. On September 18, 2006, we removed the action to the U.S. District Court for the District of Minnesota. The complaint seeks pay for the allegedly unpaid time, an equal amount of liquidated damages, other damages, penalties, attorneys’ fees and interest. By order dated February 22, 2007, the Court conditionally certified a class consisting of certain current and former Minnesota employees. We are not able to predict the ultimate outcome of the litigation at this early stage, but it may be costly and disruptive.
We were informed on May 2, 2007, that the SEC has opened an investigation into possible federal securities law violations by our company, our officers, directors, employees and others, during 2005 and 2006. The investigation includes the matters alleged in the federal securities class action litigation described above. We do not know when or how the investigation might be concluded. We are not able to predict the ultimate outcome of the litigation or investigation. It is possible that these matters could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could harm our business.
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

The following table represents net sales and operating income (loss) for each reportable segment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 25,	March 26,	March 25,	March 26,
	2007	2006	2007	2006
Net sales:
Disk Drive Components Division	$170,548	$186,315	$359,348	$370,822
BioMeasurement Division	133	80	215	133

	$170,681	$186,395	$359,563	$370,955

Income (loss) from operations:
Disk Drive Components Division	$(1,895)	$10,670	$3,770	$17,846
BioMeasurement Division	(3,355)	(3,420)	(7,036)	(6,256)

	$(5,250)	$7,250	$(3,266)	$11,590

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
GENERAL
Since the late 1980s, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components to nearly all manufacturers of disk drives and manufacturers of disk drive head and head gimbal assemblers for all sizes of disk drives. Suspension assemblies are a critical component of disk drives, and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations are affected from time to time by disk drive industry demand changes, adjustments in inventory levels throughout the disk drive supply chain, technological changes that impact suspension assembly demand, shifts in our market position and our customers’ market position, our customers’ production yields and our own product transitions, production yields and production capacity utilization. Our BioMeasurement Division is engaged in the development, production and commercialization of products for the medical device market. We do not expect to generate significant revenue from these products during 2007 and anticipate an operating loss for this Division.
For calendar 2006 disk drive shipments are estimated by storage industry analysts to have reached 436 million units, an increase of about 15% from calendar 2005. The growth in disk drive shipments resulted from increased demand for data storage in traditional computing applications as well as in consumer electronics applications. Our shipments of suspension assemblies in 2006 were 805 million, 12% higher than our shipments in 2005. This increase was due to the year-over-year increase in disk drive shipments.
Storage industry analysts currently forecast a 12% to 15% increase in disk drive shipments in calendar 2007. We are closely monitoring storage capacity requirements and the pace of transition to higher capacity desktop and notebook drives. Some drive makers are extending the use of 80-gigabyte per platter technology and, as a result, we believe the average number of suspension assemblies per disk drive may hold steady in calendar 2007 at about 2.8, or flat with calendar 2006. While the forecasted increase in disk drive shipments, together with average suspension assemblies per disk drive holding steady at 2.8, are beneficial to overall suspension assembly demand, our share position in the 3.5-inch ATA segment of the overall disk drive market is being challenged, and the growth in overall suspension assembly demand likely will not be enough to offset these challenges. By contrast, we have been improving our position in the faster growing, but smaller, mobile segment of the disk drive market. Our advanced TSA products, and our forthcoming TSA+ products, are particularly well suited for the design and performance requirements of this segment of the market.
Shipments of suspension assemblies in the first three quarters of 2006 were 207 million, 205 million and 192 million, respectively. The decrease in suspension shipments from the second quarter to the third quarter of 2006 resulted, we believe, from seasonally lower demand for disk drives used in desktop applications and certain head-gimbal assemblers and disk drive manufacturers managing existing inventories. In the fourth quarter of 2006 and the first quarter of 2007, we shipped 201 and 225 million suspension assemblies, respectively, reflecting a seasonal improvement in the desktop and mobile computing disk drive segments and, more recently, growth in the consumer electronics disk drive segment. In the second quarter of 2007, we shipped 205 million suspension assemblies, down 9% from the preceding quarter primarily due to weaker demand for suspension assemblies used in 3.5-inch ATA disk drives. We continue to have limited visibility for future demand.
Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. Disk drive manufacturers are increasingly seeking lower cost designs and suspension assembly pricing is becoming more competitive. We are competing aggressively to supply suspension assemblies for disk drive programs that are nearing the end of their market lives. While we produce suspension assemblies for these mature products very efficiently, our average selling price for these mature products is below the overall average selling price for all of our suspension assemblies. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product’s life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature. To offset price decreases during a product’s life, we rely primarily on higher sales volume and improving our manufacturing yields and efficiencies to reduce our cost. If we cannot reduce our manufacturing costs as prices decline during our products’ life cycles, our business, financial condition and results of operations could be materially adversely affected.
In 2005, our average selling price increased as a result of ramp-ups on new customer programs and a mix of products sold with finer electrical conductors or value-added features such as dual-stage actuation, clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers and laminated loadbeams. In 2006, our average selling price held about flat as a result of lower program pricing of certain high-volume suspension assemblies, offset by suspension assemblies that include the higher priced value-added features discussed above.
In the first half of 2007, our average selling price declined primarily due to a sales mix that included a higher percentage of suspension assemblies for mature disk drive programs. Customers have extended the lives of certain mature disk drive programs, and we have chosen to compete aggressively on these programs. The average selling price is typically lower on suspension assemblies for mature disk drive programs as higher cumulative volumes trigger lower price points. The higher percentage of mature products in our sales mix will likely reduce our average selling price for 2007 as compared to 2006.
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
Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as changes in:
•	demand or customer requirements;

•	utilization of existing or newly added production capacity;

•	manufacturing yields or efficiencies;

•	product and feature mix;

•	selling prices;

•	production and engineering costs associated with production of new products and features; and

•	costs of materials.
Gross margin was 28% in 2005. Increased production efficiencies during the first half of 2005 were offset by decreased production efficiencies during the second half of 2005 resulting from a shift in product mix toward advanced suspension assembly products that are typically more costly to produce in the ramp-up to higher volume. Gross margin of 20% in 2006 was negatively impacted by higher depreciation and overhead expense coupled with lower-than-expected utilization of manufacturing equipment as we added capacity throughout the year. The negative impact of the lower-than-expected utilization was somewhat mitigated by improvements in yields and labor productivity. In the first half of 2007, gross margin was 18% primarily due to lower suspension and suspension component sales, capacity utilization below 80%, and also increased manufacturing overhead expenses.

Based on our expectations of near-term demand, we believe our utilization of manufacturing capacity for the remainder of 2007 may fall below the level experienced in the first half of 2007. While we are taking targeted actions to reduce costs in light of expected weaker demand, lower utilization of our manufacturing capacity combined with our continuation of strategic investments in TSA+ capabilities and in the BioMeasurement Division will result in increased pressure on operating margin, and we expect to incur a net loss for the current fiscal year.
Our suspension assembly business is capital intensive. For 2006, capital expenditures for the year totaled $247,754,000, primarily for additions to both TSA suspension and TSA+ suspension manufacturing capacity, facilities, tooling and for new process technology equipment. In November 2006, we completed an expansion at our manufacturing facility located in Eau Claire, Wisconsin by adding a production bay with an above-ground footprint of approximately 70,000 square feet to accommodate a TSA+ volume production line. For the twenty-six weeks ended March 25, 2007, our capital expenditures were $62,927,000. We expect our capital expenditures to total approximately $120,000,000 in 2007, primarily for TSA+ suspension production capacity, new program tooling and deployment of new process technology and capability improvements.
Our capital expenditures for the Disk Drive Components Division are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives, process improvements to be incorporated in our manufacturing operations and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes which may require new or improved process technologies. We manage our capital spending to reflect the capacity that we expect will be needed to meet disk drive industry customer forecasts. However, existing work in process with vendors and lengthy lead times sometimes prevent us from adjusting capital expenditures to match near-term demand. This can result in underutilization of capacity, which could lower gross profit. We expect to fund capital expenditures with cash generated from operations, our current cash, cash equivalents, securities available for sale, our credit facility or additional financing as needed.
In 2006, we significantly increased our research and development spending over the prior year to develop new process technologies for next-generation suspension assembly products and equipment and increased clinical research for our BioMeasurement Division. We spent $52,939,000 on research and development in 2006 compared to $36,829,000 in 2005. Research and development spending specific to our BioMeasurement Division was $6,249,000 in 2006 and $4,076,000 in 2005. During the first two quarters of 2007, we spent $30,306,000 on research and development, with $1,932,000 specific to our BioMeasurement Division. We expect that our research and development spending in 2007 will increase about $5,000,000 compared with 2006 spending. The increase results primarily from the requirement to treat the costs associated with our TSA+ prototype line as research and development rather than cost of sales during the third quarter, and is not due to an increase in spending.
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
We are also developing an additive process and adding associated capital equipment for producing TSA+ suspension assemblies. Additive processing involves depositing thin metal layers onto a polyimide surface in the shape of the desired circuitry and then imaging and chemically plating up metal layers to form the suspension’s electrical conductors. Our ability to develop this process to accommodate further conductor miniaturization and the rate at which our customers adopt next-generation read/write technology and head sizes will largely determine the pace of our transition to an additive process and the volume of products we manufacture using the process. The core equipment for our volume production line has been installed and we expect to have volume production capabilities in place to fulfill customers’ requirements as the transition to TSA+ suspension assemblies begins. We have been delivering TSA+ suspension assemblies for a customer’s program that is currently in development. We are also purchasing some additive components to fill other existing customer development requirements. As we transition TSA+ suspension assemblies from development to high-volume manufacturing, we may experience higher cost due to yield loss, production inefficiencies and equipment problems. Furthermore, our additive process is added in large blocks of capacity, so certain equipment will be underutilized until demand develops. If our development of additive process capabilities is delayed for any reason or if TSA+ suspension assemblies cannot be produced profitably in the quantities and to the specifications required by our customers, we also may continue to purchase additive components.
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
In addition to increases in suspension assembly demand, improvements to our gross margins and operating margins will depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. Our business is capital intensive and requires a high level of fixed costs. Our margins are sensitive to our level of fixed costs as well as changes in volume, capacity utilization and product mix. As part of our efforts to improve our operating results, we may need to increase or decrease our overall employment level to meet customer requirements. Our overall employment level was 5,310 at the end of 2005, 5,433 at the end of 2006 and 5,434 at the end of the second quarter of 2007.
RESULTS OF OPERATIONS
Thirteen Weeks Ended March 25, 2007 vs. Thirteen Weeks Ended March 26, 2006
Net sales for the thirteen weeks ended March 25, 2007 were $170,681,000 compared to $186,395,000 for the thirteen weeks ended March 26, 2006, a decrease of $15,714,000 from the thirteen weeks ended March 26, 2006. Suspension assembly sales decreased $14,546,000 from the thirteen weeks ended March 26, 2006. The decrease in suspension assembly sales resulted primarily from a lower average selling price of $0.79 compared to $0.86 in the year ago quarter. The year-over-year decline in average selling price resulted primarily from a sales mix that included a higher percentage of suspension assemblies for mature disk drive programs. Customers have extended the lives of certain mature disk drive programs, and we have chosen to compete aggressively on these programs. The average selling price is typically lower on suspension assemblies for mature disk drive programs as higher cumulative volumes trigger lower price points. Suspension assembly unit shipments were 205 million units in both periods. Net sales of suspension assembly components to other suspension assembly manufacturers were $6,865,000 for the thirteen weeks ended March 25, 2007, a decrease of $1,520,000 from the thirteen weeks ended March 26, 2006.
Gross profit for the thirteen weeks ended March 25, 2007 was $29,961,000 compared to $41,964,000 for the thirteen weeks ended March 26, 2006. Gross profit as a percent of net sales was 18% and 23%, respectively. The lower gross profit was primarily due to the lower suspension and suspension component sales discussed above, capacity utilization that was below 80% compared to greater than 90% in the thirteen weeks ended March 26, 2006 and $1,195,000 of higher manufacturing support expenses due to added personnel. This was partially offset by lower materials expenses due to improved yields and lower manufacturing labor expenses due to productivity gains which resulted in fewer personnel in manufacturing areas.

Research and development expenses for the thirteen weeks ended March 25, 2007 were $16,197,000 compared to $13,370,000 for the thirteen weeks ended March 26, 2006. The increase was attributable to $2,439,000 of higher prototype production and depreciation expenses, primarily related to TSA+ suspension assembly development and $1,625,000 of higher labor expenses primarily due to the hiring of additional personnel to support increased customer-specific suspension assembly development efforts and to develop process technologies for next-generation products. These higher expenses were partially offset by $1,737,000 of lower supplies and professional services expenses. As a percent of net sales, research and development expenses increased from 7% in the second quarter of 2006 to 9% in the second quarter of 2007.
Selling, general and administrative expenses for the thirteen weeks ended March 25, 2007 were $19,014,000 compared to $21,344,000 for the thirteen weeks ended March 26, 2006, a decrease of $2,330,000 from the thirteen weeks ended March 26, 2006. The decrease was primarily due to $1,566,000 of lower incentive compensation expenses and $529,000 of lower depreciation and lease expenses. Overall, selling, general and administrative expenses as a percent of net sales for both the second quarter of 2006 and the second quarter of 2007 were 11%.
Loss from operations for the thirteen weeks ended March 25, 2007 was $5,250,000 compared to income from operations of $7,250,000 for the thirteen weeks ended March 26, 2006. The lower operating income was due to lower gross profit and higher research and development expenses, partially offset by lower selling, general and administrative expenses, as discussed above. Income from operations for the thirteen weeks ended March 25, 2007 included a $3,355,000 loss from operations for our BioMeasurement Division compared to a $3,420,000 loss from operations for our BioMeasurement Division for the thirteen weeks ended March 26, 2006.
Interest income for the thirteen weeks ended March 25, 2007 was $3,879,000 compared to $3,170,000 for the thirteen weeks ended March 26, 2006, an increase of $709,000 from the thirteen weeks ended March 26, 2006. The increase in interest income was due to higher investment yields.
Other income, net of other expenses, for the thirteen weeks ended March 25, 2007 was $960,000 compared to $1,255,000 for the thirteen weeks ended March 26, 2006, a decrease of $295,000 from the thirteen weeks ended March 26, 2006. Other income consists primarily of royalty income.
Interest expense for the thirteen weeks ended March 25, 2007 was $2,537,000 compared to $1,972,000 for the thirteen weeks ended March 26, 2006, an increase of $565,000 from the thirteen weeks ended March 26, 2006. The increase in interest expense was due to a higher average debt balance.
The income tax provisions of $698,000 and $1,434,000 for the thirteen weeks ended March 25, 2007 and March 26, 2006, respectively, were based on estimated annual effective tax rates after discrete items for each fiscal year. The effective tax rate for the thirteen weeks ended March 25, 2007 was negative 24% which resulted in recording a tax expense on a loss before income taxes for the quarter. This rate reflects the impact of a reduction in our projected operating results for 2007 which is expected to result in an income tax benefit for the remainder of 2007. The effective tax rate for the thirteen weeks ended March 26, 2006 was 15%. Provisions for both periods were reduced due to the EIE provision related to the export of U.S. products, and the provision for the thirteen weeks ended March 25, 2007 was also reduced due to the federal research and development tax credit.
Net loss for the thirteen weeks ended March 25, 2007 was $3,646,000 compared to net income of $8,269,000 for the thirteen weeks ended March 26, 2006. The lower net income for the thirteen weeks ended March 25, 2007 primarily was due to lower gross profit and higher research and development expenses, partially offset by lower selling, general and administrative expenses, as discussed above.
Twenty-Six Weeks Ended March 25, 2007 vs. Twenty-Six Weeks Ended March 26, 2006
Net sales for the twenty-six weeks ended March 25, 2007 were $359,563,000 compared to $370,955,000 for the twenty-six weeks ended March 26, 2006, a decrease of $11,392,000 or 3% from the twenty-six weeks ended March

26, 2006. Suspension assembly sales decreased $10,556,000 from the twenty-six weeks ended March 26, 2006, primarily as a result of a 7% decrease in the average selling price for our suspension assemblies. The decline in the average selling price resulted primarily from a sales mix that included a higher percentage of suspension assemblies for mature disk drive programs, and we have chosen to compete aggressively on these programs. The average selling price is typically lower on suspension assemblies for mature disk drive programs as higher cumulative volumes trigger lower price points. This decrease in our average selling price was partially offset by a 4% increase in suspension assembly unit shipments. The increase in unit shipments was due to overall growth in storage demand and growth in disk drive shipments. Sales of suspension assembly components to other suspension assembly manufacturers were $14,748,000, a decrease of $1,750,000 from the twenty-six weeks ended March 26, 2006.
Gross profit for the twenty-six weeks ended March 25, 2007 was $65,571,000 compared to $81,564,000 for the twenty-six weeks ended March 26, 2006. Gross profit as a percent of net sales decreased from 22% to 18%. The decrease in gross profit was primarily due to the lower suspension and suspension component sales discussed above, capacity utilization that was below 80% and $2,956,000 of higher manufacturing support overhead expenses due to added personnel.
Research and development expenses for the twenty-six weeks ended March 25, 2007 were $30,306,000 compared to $26,117,000 for the twenty-six weeks ended March 26, 2006. The increase was attributable to $3,027,000 of higher prototype production costs, primarily related to TSA+ suspension assembly development, $2,285,000 of higher labor expenses due to the hiring of additional personnel to support increased customer-specific suspension assembly development efforts and to develop process technologies for next-generation products, and $1,332,000 of higher depreciation and lease expenses. These higher expenses were partially offset by $1,863,000 of lower supplies expenses. As a percent of net sales, research and development expenses increased from 7% for the twenty-six weeks ended March 26, 2006 to 8% for the twenty-six weeks ended March 25, 2007.
Selling, general and administrative expenses for the twenty-six weeks ended March 25, 2007 were $38,531,000 compared to $43,857,000 for the twenty-six weeks ended March 26, 2006. The decrease primarily was attributable to $1,830,000 in lower incentive compensation expenses, $983,000 of lower depreciation and lease expenses, $833,000 of lower recruitment and relocation expenses, $736,000 of lower supplies expenses and $625,000 of lower travel and training expenses. Overall, selling, general and administrative expenses as a percent of net sales decreased from 12% for the twenty-six weeks ended March 26, 2006 to 11% for the twenty-six weeks ended March 25, 2007.
Loss from operations for the twenty-six weeks ended March 25, 2007 was $3,266,000 compared to income from operations of $11,590,000 for the twenty-six weeks ended March 26, 2006. The lower operating income was due to lower gross profit and higher research and development expenses, partially offset by lower selling, general and administrative expenses, as discussed above. Income from operations for the twenty-six weeks ended March 25, 2007 included a $7,036,000 loss from operations for our BioMeasurement Division segment compared to a $6,256,000 loss from BioMeasurement operations for the twenty-six weeks ended March 26, 2006.
Interest income for the twenty-six weeks ended March 25, 2007 was $7,568,000 compared to $5,235,000 for the twenty-six weeks ended March 26, 2006, an increase of $2,333,000 from the twenty-six weeks ended March 26, 2006. The increase in interest income primarily was due to higher average cash balances and higher investment yields.
Other income, net of other expenses, for the twenty-six weeks ended March 25, 2007 was $2,770,000 compared to $2,507,000 for the twenty-six weeks ended March 26, 2006, an increase of $263,000 from the twenty-six weeks ended March 26, 2006. Other income consists primarily of royalty income.

Interest expense for the twenty-six weeks ended March 25, 2007 was $4,846,000 compared to $2,473,000 for the twenty-six weeks ended March 26, 2006, an increase of $2,373,000 from the twenty-six weeks ended March 26, 2006. The increase in interest expense primarily was due to a higher average debt balance, partially offset by an increase in capitalized interest.
The income tax provisions for the twenty-six weeks ended March 25, 2007 and March 26, 2006 were based on estimated annual effective tax rates for each fiscal year of 50% and 18%, respectively. The estimated annual effective tax rate of 50% for the twenty-six weeks ended March 25, 2007 is due to a projected loss for 2007 which is expected to result in an income tax benefit for the remainder of 2007. The tax provision for the twenty-six weeks ended March 25, 2007 includes a reduction for the reinstatement of the federal research and development tax credit retroactive to January 1, 2006 that occurred during the first quarter of 2007, resulting in income tax expense for the twenty-six weeks ended March 25, 2007 equal to 3% of income before income taxes. The tax provision for the twenty-six weeks ended March 26, 2006 includes a reduction for certain discrete items, primarily the settlement of a state income tax audit for years 1991 through 1993 that occurred during the first quarter of 2006, resulting in income tax expense for the twenty-six weeks ended March 26, 2006 equal to 15% of pre-tax income.
Net income for the twenty-six weeks ended March 25, 2007 was $2,167,000 compared to net income of $14,259,000 for the twenty-six weeks ended March 26, 2006. The lower net income primarily was due to lower gross profit and higher research and development expenses, partially offset by lower selling, general and administrative expenses, as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents decreased from $40,331,000 at September 24, 2006 to $31,436,000 at March 25, 2007. Our securities available for sale increased from $250,110,000 to $265,456,000 during the same period. Overall, this reflects a $6,451,000 increase in our cash and cash equivalents and securities available for sale, primarily due to $63,812,000 of cash generated from operations and $6,154,000 in net proceeds from issuances of our common stock, offset by capital expenditures of $62,927,000 during the first two quarters of 2007.
In January 2006, we issued $225,000,000 aggregate principal amount of the 3.25% Notes, which mature in 2026. The 3.25% Notes were issued pursuant to an Indenture dated as of January 25, 2006 (the “Indenture”). Interest on the 3.25% Notes is payable on January 15 and July 15 of each year, beginning on July 15, 2006. Issuance costs of $6,029,000 were capitalized and are being amortized over seven years in consideration of the holders’ ability to require us to repurchase all or a portion of the 3.25% Notes on January 15, 2013, as described below.
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
In February 2003, we issued and sold $150,000,000 aggregate principal amount of the 2.25% Notes, which mature in 2010. Interest on the 2.25% Notes is payable semi-annually commencing September 15, 2003. The 2.25% Notes are convertible, at the option of the holder, into our common stock at any time prior to their stated maturity, unless previously redeemed or repurchased, at a conversion price of $29.84 per share. Beginning March 20, 2008, the 2.25% Notes are redeemable, in whole or in part, at our option at 100.64% of their principal amount, and thereafter at prices declining to 100% on March 15, 2010. In addition, upon the occurrence of certain events, each holder of the 2.25% Notes may require us to repurchase all or a portion of such holder’s 2.25% Notes at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, for the period to, but excluding, the date of the repurchase.
During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our Eau Claire, Wisconsin manufacturing site, together with related equipment, for $12,924,000, which included the assumption of a mortgage by us with a 7.15% interest rate that matures in April 2011. At March 25, 2007, the mortgage balance totaled $5,926,000.
On December 21, 2005, we entered into an amended and restated Loan Agreement with LaSalle Bank National Association, increasing our $10,000,000 unsecured credit facility to a $50,000,000 unsecured credit facility that provides both revolving loans and letters of credit. As of March 25, 2007, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled $700,000 as of such date, resulting in $49,300,000 of remaining availability under the facility.
Cash used for capital expenditures totaled $62,927,000 for the twenty-six weeks ended March 25, 2007 compared to $131,962,000 for the twenty-six weeks ended March 26, 2006. We currently anticipate capital expenditures to total approximately $120,000,000 in 2007, primarily for TSA+ suspension production capacity, new program tooling and deployment of new process technology and capability improvements. Financing of these capital expenditures will be principally from cash generated from operations, our current cash, cash equivalents, securities available for sale, our credit facility or additional financing as needed.
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
On July 15, 2005, our Board of Directors approved an expansion of our manufacturing facility located in Eau Claire, Wisconsin. This expansion added a production bay to accommodate a TSA+ volume production line with an above-ground footprint of approximately 70,000 square feet to our manufacturing facility, costing approximately $25,800,000, and was completed in November 2006.
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
Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and restrict our ability to enter into certain types of financing. As of March 25, 2007, we were in compliance with all covenants in our financing agreements. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.
We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations, our credit facility and additional financing as needed will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through 2007. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all, if needed.
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
We are dependent on a limited number of customers and a limited number of product programs for each customer. Because our products are custom built, we typically cannot shift work in process or finished goods from customer to customer or from one program to another for a particular customer. We evaluate inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information. We write down excess and obsolete inventory to the lower of cost or market based on the analysis.
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
Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire, and are based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate. At March 25, 2007 and September 24, 2006 we had a valuation allowance of $5,267,000 related primarily to certain tax credits and the uncertainty of realizing these benefits before they expire due to certain limitations. We will continue to assess the likelihood that the deferred tax assets will be realizable, and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.
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
MARKET TRENDS
We expect that the expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software and the growth of new applications for disk storage, such as personal video recorders and portable audio and video players, together with emerging opportunities in other consumer electronics applications, will increase disk drive demand and, therefore, suspension assembly demand in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Recently, disk drive manufacturers are increasingly seeking lower cost designs and suspension assembly pricing is becoming more competitive.
As in past years, disk drives continue to be the storage device of choice for applications requiring shorter access times and higher capacities because of their speed and low cost per gigabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, thereby increasing storage capacity in disk drives or reducing the number of components, including suspension assemblies, required in a disk drive. The continual pursuit of increased data density and lower storage costs is leading to suspension assemblies with finer electrical conductors and further adoption of value-added features for suspension assemblies, such as plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers and laminated loadbeams.
The development of next-generation read/write technology and head sizes, continuing improvement in data density and the increasing use of disk drives in consumer electronics applications will require even finer electrical conductors on the suspension assembly. Next-generation disk drives also may require additional electrical conductors. We are investing significantly in developing the process capabilities and related capital equipment required to meet new industry specifications in 2007 and beyond.
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
FORWARD-LOOKING STATEMENTS
Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include, but are not limited to, statements regarding the following: the demand for and shipments of disk drives, suspension assemblies and suspension assembly components, disk drive and suspension assembly technology and development, the development of and market demand for medical devices, capital expenditures and capital resources, average selling prices, inventory levels, gross margins and operating results and manufacturing capacity and utilization. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended September 24, 2006. This list of factors may not be exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our credit facility with LaSalle Bank National Association carries interest rate risk, in connection with certain borrowings for which it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the credit facility, interest expense would increase or decrease accordingly. At March 25, 2007, there were no outstanding loans under the credit facility.
We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At March 25, 2007, we had fixed rate debt of $380,926,000.
From time to time, we use foreign currency option contracts to minimize our exposure to currency fluctuations associated with the underlying operating expenses of some of our offices overseas. We did not, however, enter into any foreign currency option contracts in 2006 or during the twenty-six weeks ended March 25, 2007. All of our sales transactions in our Disk Drive Components Division are denominated in U.S. dollars and thus are not subject to risk due to currency exchange fluctuations. Certain sales transactions in our BioMeasurement Division may be denominated in foreign currencies.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
SECURITIES LITIGATION
Our company and six of our present executive officers, two of whom are directors, are named as defendants in a consolidated complaint filed by several investors in the U.S. District Court for the District of Minnesota on May 1, 2006. The consolidated complaint purports to be brought on behalf of a class of all persons (except defendants) who purchased our stock in the open market between October 4, 2004 and August 29, 2005 (the “class period”). The consolidated complaint alleges that the defendants made false and misleading public statements about our company, and our business and prospects, in press releases and SEC filings during the class period, and that the market price of our stock was artificially inflated as a result. The consolidated complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act. The consolidated complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief. The defendants’ motion to dismiss the consolidated complaint was heard by the Court on October 27, 2006. As of April 25, 2007, the Court had not yet ruled on the motion.
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
DERIVATIVE LITIGATION
Our company, as a nominal defendant, all of our present directors and one of our officers were named as defendants in a purported derivative action, Saul Kopelowitz v. Wayne Fortun, et al., that was filed on December 14, 2005 in the U.S. District Court for the District of Minnesota. In the complaint, the shareholder-plaintiff alleged claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and misappropriation of information against the individual defendants arising out of the same events that are alleged in the federal securities actions described above. Essentially, the complaint asserted that breaches of duty by the individual defendants resulted in our company making false and misleading public statements, which in turn led to the federal securities fraud litigation described above, which in turn caused our company to suffer damages. The complaint sought compensatory damages from the individual defendants for the loss allegedly sustained by our company, restitution and disgorgement of all profits, benefits and other compensation obtained by the individual defendants and an award of attorneys’ fees and costs of litigation. On February 21, 2006, the defendants moved to dismiss the complaint. On May 2, 2006, the parties agreed that the action should be voluntarily dismissed without prejudice and without costs, and a stipulation of voluntary dismissal without prejudice was filed.
OTHER LITIGATION AND PROCEEDINGS
Our company was named as the defendant in a complaint brought in Hennepin County, Minnesota, District Court by two current and three former employees and served on us on August 28, 2006. The complaint asserts claims based on the federal Fair Labor Standards Act, several statutes and regulations dealing with topics related to wages and breaks, and common law theories, and alleges that we fail to pay our production workers for the time they spend changing into and out of protective clothing and that we do not provide employees the breaks allegedly required by Minnesota law or promised by company policy. On September 18, 2006, we removed the action to the U.S. District Court for the District of Minnesota. The complaint seeks pay for the allegedly unpaid time, an equal amount of liquidated damages, other damages, penalties, attorneys’ fees and interest. By order dated February 22, 2007, the Court conditionally certified a class consisting of certain current and former Minnesota employees. We are not able to predict the ultimate outcome of the litigation at this early stage, but it may be costly and disruptive.
We were informed on May 2, 2007, that the SEC has opened an investigation into possible federal securities law violations by our company, our officers, directors, employees and others, during 2005 and 2006. The investigation includes the matters alleged in the federal securities class action litigation described above. We do not know when or how the investigation might be concluded. We are not able to predict the ultimate outcome of the litigation or investigation. It is possible that these matters could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could harm our business.

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

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors we disclosed under Part I, Item 1A. “Risk Factors” in our 2006 Annual Report on Form 10-K, except for the modifications reflected in the risk factor listed below.
We have been named as a defendant in, and are the subject of, certain legal proceedings which may result in substantial costs and divert management’s attention and resources.
As described in “Legal Proceedings” above, a federal securities class action suit has been filed naming our company and certain of our officers and directors as co-defendants. A related derivative action also was filed naming our company, as a nominal defendant, all of our present directors and one of our officers as co-defendants, but it was dismissed without prejudice in April 2006.
We were informed on May 2, 2007, that the SEC has opened an investigation into possible federal securities law violations by our company, our officers, directors, employees and others, during 2005 and 2006. The investigation includes the matters alleged in the federal securities class action litigation described above. We do not know when or how the investigation might be concluded. We are not able to predict the ultimate outcome of the litigation or investigation. It is possible that these matters could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could harm our business.
Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. We may in the future be the target of additional proceedings, and these proceedings may result in substantial costs and divert management’s attention and resources.

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

HUTCHINSON TECHNOLOGY INCORPORATED
Date: May 3, 2007	By /s/ Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date: May 3, 2007	By /s/ John A. Ingleman
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