Form 10-Q
period 2007-06-24
HUTCHINSON TECHNOLOGY INC
filed 2007-08-02
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 24, 2007
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
As of July 30, 2007 the registrant had 26,064,950 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	June 24,	September 24,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$29,601	$40,331
Securities available for sale	261,563	250,110
Trade receivables, net	88,835	95,391
Other receivables	16,426	14,409
Inventories	74,714	81,298
Deferred tax assets (Note 8)	8,941	8,021
Other current assets (Note 9)	5,551	7,161

Total current assets	485,631	496,721
Property, plant and equipment, net	471,963	472,163
Deferred tax assets (Note 8)	65,616	57,867
Other assets (Note 9)	17,524	18,333

	$1,040,734	$1,045,084

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$1,321	$1,252
Accounts payable	34,066	45,090
Accrued expenses	16,354	14,819
Accrued compensation	28,366	21,338

Total current liabilities	80,107	82,499
Convertible subordinated notes	375,000	375,000
Long-term debt, less current maturities	4,290	5,291
Other long-term liabilities	2,492	3,570
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 26,029,000 and 25,638,000 issued and outstanding	260	256
Additional paid-in capital	409,381	398,047
Accumulated other comprehensive loss	(126)	(222)
Accumulated earnings	169,330	180,643

Total shareholders’ investment	578,845	578,724

	$1,040,734	$1,045,084

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 24,	June 25,	June 24,	June 25,
	2007	2006	2007	2006
Net sales	$156,686	$169,979	$516,249	$540,934
Cost of sales	135,707	137,488	429,699	426,880

Gross profit	20,979	32,491	86,550	114,054
Research and development expenses	14,524	13,906	44,830	40,023
Selling, general and administrative expenses	19,096	20,263	57,627	64,120
Severance and other expenses (Note 7)	8,728	—	8,728	—
Dispute settlement	—	(5,000)	—	(5,000)

Income (loss) from operations	(21,369)	3,322	(24,635)	14,911
Other income, net	648	1,352	3,418	3,859
Interest income	3,748	3,903	11,316	9,138
Interest expense	(2,606)	(2,522)	(7,452)	(4,995)

Income (loss) before income taxes	(19,579)	6,055	(17,353)	22,913
Provision (benefit) for income taxes	(6,099)	(141)	(6,040)	2,459

Net income (loss)	$(13,480)	$6,196	$(11,313)	$20,454

Basic earnings (loss) per share	$(0.52)	$0.24	$(0.44)	$0.79

Diluted earnings (loss) per share	$(0.52)	$0.23	$(0.44)	$0.74

Weighted-average common shares outstanding	26,027	25,648	25,961	25,598

Weighted-average common and diluted shares outstanding	26,027	30,872	25,961	30,869

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(In thousands)

	Thirty-Nine Weeks Ended
	June 24,	June 25,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$(11,313)	$20,454
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	85,596	87,463
Stock-based compensation	3,461	2,688
Provision (benefit) for deferred taxes (Note 8)	(8,724)	2,340
Loss on disposal of assets	2	231
Severance and other expenses (Note 7)	8,728	—
Changes in operating assets and liabilities (Note 12)	3,935	(26,463)

Cash provided by operating activities	81,685	86,713

INVESTING ACTIVITIES:
Capital expenditures	(87,026)	(191,705)
Purchases of marketable securities	(1,333,665)	(1,428,247)
Sales/maturities of marketable securities	1,322,253	1,355,990

Cash used for investing activities	(98,438)	(263,962)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	6,955	3,993
Net proceeds from issuance of convertible subordinated notes	—	218,971
Repayment of long-term debt	(932)	(1,012)

Cash provided by financing activities	6,023	221,952

Net increase (decrease) in cash and cash equivalents	(10,730)	44,703

Cash and cash equivalents at beginning of period	40,331	33,733

Cash and cash equivalents at end of period	$29,601	$78,436

See accompanying notes to condensed consolidated financial statements – unaudited.

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
(3) BUSINESS AND CUSTOMERS
We are the world’s leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. We developed our leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. We are focused on continuing to develop suspension assemblies which address the rapidly changing requirements of the hard disk drive industry. We sell etched and stamped component-level suspension assembly parts, such as flexures and baseplates, to a competing suspension assembly manufacturer. We also are engaged in the development, production and commercialization of products for the medical device market. We do not expect to generate significant revenue from these products during 2007 and anticipate an operating loss for the BioMeasurement Division.

A breakdown of customer sales is as follows:

	Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 24,	June 25,	June 24,	June 25,
	2007	2006	2007	2006
Five largest customers	92%	88%	87%	87%

Sales to major customers:
SAE Magnetics, Ltd./TDK	31%	24%	28%	27%
Seagate Technology LLC	26	17	26	14
Western Digital Corporation	20	17	17	16
Alps Electric Co., Ltd.	9	22	10	22
Fujitsu	6	5	6	5
Innovex, Inc.	4	8	4	8
(4) TRADE RECEIVABLES
We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $88,835,000 at June 24, 2007 and $95,391,000 at September 24, 2006 are net of allowances of $764,000 and $1,618,000, respectively. As of June 24, 2007, allowances of $764,000 consisted of a $250,000 allowance for doubtful accounts and a $514,000 allowance for sales returns. As of September 24, 2006, allowances of $1,618,000 consisted of a $553,000 allowance for doubtful accounts and a $1,065,000 allowance for sales returns.
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

	Increases in the	Reductions in the
	Allowance Related	Allowance for
September 24,	to Warranties	Returns Under	June 24,
2006	Issued	Warranties	2007
$1,065	$1,335	$(1,886)	$514
(5) INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at June 24, 2007 and September 24, 2006:

	June 24,	September 24,
	2007	2006
Raw materials	$21,497	$21,868
Work in process	13,519	17,698
Finished goods	39,698	41,732

	$74,714	$81,298

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 24,	June 25,	June 24,	June 25,
	2007	2006	2007	2006
Net income (loss)	$(13,480)	$6,196	$(11,313)	$20,454
Plus: interest expense on convertible subordinated notes	—	1,008	—	3,025
Less: additional profit-sharing expense and income tax provisions	—	75	—	687

Net income (loss) available to common shareholders	$(13,480)	$7,129	$(11,313)	$22,792

Weighted-average common shares outstanding	26,027	25,648	25,961	25,598
Dilutive potential common shares	—	5,224	—	5,271

Weighted-average common and diluted shares outstanding	26,027	30,872	25,961	30,869

Basic earnings (loss) per share	$(0.52)	$0.24	$(0.44)	$0.79

Diluted earnings (loss) per share	$(0.52)	$0.23	$(0.44)	$0.74

Diluted earnings (loss) per share for the thirteen weeks ended June 24, 2007 excludes potential common shares of 3,329,000 using the treasury stock method and potential common shares of 5,027,000 using the if-converted method for the 2.25% Notes, as they were antidilutive. Diluted earnings per share for the thirty-nine weeks ended June 24, 2007 excludes potential common shares of 3,329,000 using the treasury stock method and potential common shares of 5,027,000 using the if-converted method for the 2.25% Notes, as they were antidilutive.

(7) SEVERANCE AND OTHER
During the quarter ended June 24, 2007, we recorded charges of $8,728,000 comprised of severance expenses for approximately 500 positions eliminated during the quarter and the write-off of design costs for a cancelled facility expansion. The workforce reduction resulted in a charge for severance expenses of $6,151,000 of which $5,920,000 will be paid during the fourth quarter of 2007. The positions eliminated included manufacturing and manufacturing support, administrative and development positions at all plant sites. The write-off of design costs for the cancelled facility expansion amounted to $2,577,000.
(8) INCOME TAXES
The following table details the significant components of our deferred tax assets:

	June 24,	September 24,
	2007	2006
Current deferred tax assets:
Receivable allowance	$280	$592
Inventories	4,496	3,722
Accruals and other reserves	4,165	3,707

Total current deferred tax assets	8,941	8,021

Long-term deferred tax assets:
Property, plant and equipment	33,295	28,860
Deferred income	2,661	1,317
Tax credits	23,390	19,957
Net operating loss carryforwards	11,537	13,000
Valuation allowance	(5,267)	(5,267)

Total long-term deferred tax assets	65,616	57,867

Total deferred tax assets	$74,557	$65,888

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 24, 2007, our deferred tax assets included $23,390,000 of unused tax credits, $5,826,000 of which can be carried forward indefinitely and $17,564,000 of which begin to expire at various dates beginning in 2009. At June 24, 2007, our balance sheet included $11,537,000 of deferred tax assets related to net operating loss (“NOL”) carryforwards which will begin to expire in 2018. As of June 24, 2007 we had an estimated NOL carryforward of approximately $28,895,000 for United States federal tax return purposes. A portion of the credits and NOL carryforwards may be subject to an annual limitation under United States Internal Revenue Code Section 382. A valuation allowance of $5,267,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire.
The income tax benefits of $6,099,000 and $141,000 for the thirteen weeks ended June 24, 2007 and June 25, 2006, respectively, were based on estimated annual effective tax rates after discrete items for each fiscal year of 62% and 11%, respectively. The effective tax rate for the thirteen weeks ended June 24, 2007 is due to a projected loss for 2007 which is expected to result in an income tax benefit for 2007. The income tax benefit for both periods was increased due to the Extraterritorial Income Exclusion Act of 2000 (“EIE”) provision related to the export of U.S. products.

The income tax benefit for the thirty-nine weeks ended June 24, 2007 and the income tax provision for the thirty-nine weeks ended June 25, 2006 were based on estimated annual effective tax rates after discrete items for each fiscal year of 62% and 11%, respectively. The estimated annual effective tax rate of 62% for the thirty-nine weeks ended June 24, 2007 is due to a projected loss for 2007 which is expected to result in an income tax benefit for 2007. The tax benefit for the thirty-nine weeks ended June 24, 2007 also includes a benefit for the reinstatement of the federal research and development tax credit retroactive to January 1, 2006 that occurred during the first quarter of 2007. The tax provision for the thirty-nine weeks ended June 25, 2006 includes a reduction for certain discrete items, primarily the settlement of a state income tax audit for years 1991 through 1993 that occurred during the first quarter of 2006.
(9) OTHER ASSETS
During the second quarter of 2002, we prepaid $26,000,000 related to a technology and development agreement. As of June 24, 2007, the unamortized portion of the prepayment was $8,992,000, of which $3,310,000 was included in “Other current assets” and $5,682,000 was included in “Other assets” on the accompanying condensed consolidated balance sheet. The unamortized portion is being amortized based on estimated product shipments over the remaining term of the agreement, which ends in 2010.
(10) LONG-TERM DEBT
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

During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our Eau Claire, Wisconsin manufacturing site, together with related equipment, for $12,924,000, which included the assumption of a mortgage by us with a 7.15% interest rate that matures in April 2011. At June 24, 2007, the mortgage balance totaled $5,611,000.
On December 21, 2005, we entered into an amended and restated Loan Agreement with LaSalle Bank National Association, increasing our $10,000,000 unsecured credit facility to a $50,000,000 unsecured credit facility that provides both revolving loans and letters of credit. As of June 24, 2007, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled $700,000 as of such date, resulting in $49,300,000 of remaining availability under the facility.
Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and restrict our ability to enter into certain types of financing. As of June 24, 2007, we were in compliance with all covenants in our financing agreements. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.
(11) SHAREHOLDERS’ EQUITY
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
(12) SUPPLEMENTARY CASH FLOW INFORMATION

	Thirty-Nine Weeks Ended
	June 24,	June 25,
	2007	2006
Changes in operating assets and liabilities:
Receivables, net	$4,539	$(7,162)
Inventories	6,584	(32,011)
Other assets	(1,426)	(4,364)
Accounts payable and accrued expenses	(4,684)	17,649
Other long-term liabilities	(1,078)	(575)

	$3,935	$(26,463)

Cash paid for:
Interest (net of amount capitalized)	$3,583	$1,750
Income taxes	828	511

Non-cash investing activities:
Capital expenditures in accounts payable	4,469	10,718
Capitalized interest for the thirty-nine weeks ended June 24, 2007 was $2,183,000 compared to $1,964,000 for the thirty-nine weeks ended June 25, 2006. Interest is capitalized using an overall borrowing rate for assets that are being constructed or otherwise produced for our own use. Interest capitalized during the thirty-nine weeks ended June 24, 2007 was primarily for development of new process technology and capability improvements, TSA+ suspension production capacity, facility construction and related equipment, and new program tooling.

(13) STOCK-BASED COMPENSATION
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
We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $1,277,000 and $716,000 for the thirteen weeks ended June 24, 2007 and June 25, 2006, respectively; and $3,461,000 and $2,688,000 for the thirty-nine weeks ended June 24, 2007 and June 25, 2006, respectively. In accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), there was no tax benefit from recording this non-cash expense. In accordance with the modified-prospective transition method of FAS 123(R), results for prior periods have not been restated.
As of June 24, 2007, $8,458,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately twenty-three months.
We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirty-nine weeks ended June 24, 2007 and June 25, 2006 were $12.86 and $14.92, respectively.
The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirty-Nine Weeks Ended
	June 24,	June 25,
	2007	2006
Risk-free interest rate	4.7%	4.5%
Expected volatility	45.0%	45.0%
Expected life (in years)	7.7	7.4
Dividend yield	—	—
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the thirty-nine weeks ended June 25, 2007 are summarized as follows:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual	Aggregate
	Shares	Exercise Price ($)	Life (yrs.)	Intrinsic Value ($)
Outstanding at September 24, 2006	3,109,546	25.08	5.3
Granted	539,600	23.01
Exercised	(269,700)	17.39
Expired	(50,520)	30.31

Outstanding at June 24, 2007	3,328,926	25.29	5.7	—

Vested or expected to vest at June 24, 2007	3,298,813	25.30	5.7	—

Options exercisable at June 24, 2007	2,356,176	25.39	4.4	—

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
Range of	Number	Contractual	Weighted-Average	Number	Weighted-Average
Exercise Prices ($)	Outstanding	Life (yrs.)	Exercise Price ($)	Exercisable	Exercise Price ($)
14.81-20.00	608,690	2.9	18.85	608,690	18.85
20.01-25.00	1,435,867	6.1	23.39	902,517	23.61
25.01-30.00	608,804	6.5	28.08	172,404	29.58
30.01-45.06	675,565	6.9	32.63	672,565	32.64

Total	3,328,926	5.7	25.29	2,356,176	25.39

(14) LEGAL CONTINGENCIES
Securities Litigation
Our company and six of our present executive officers, two of whom are directors, are named as defendants in a consolidated complaint filed by several investors in the United States District Court for the District of Minnesota on May 1, 2006. The consolidated complaint purports to be brought on behalf of a class of all persons (except defendants) who purchased our stock in the open market between October 4, 2004 and August 29, 2005 (the “class period”). The consolidated complaint alleges that the defendants made false and misleading public statements about our company, and our business and prospects, in press releases and SEC filings during the class period, and that the market price of our stock was artificially inflated as a result. The consolidated complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The consolidated complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief. On June 4, 2007, the Court granted the defendants’ motion to dismiss the consolidated complaint with prejudice and on the merits. The plaintiffs have filed an appeal of the Court’s dismissal with the United States Court of Appeals for the Eighth Circuit.
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

Derivative Litigation
Our company, as a nominal defendant, all of our present directors and one of our officers were named as defendants in a purported derivative action, Saul Kopelowitz v. Wayne Fortun, et al., that was filed on December 14, 2005 in the United States District Court for the District of Minnesota. In the complaint, the shareholder-plaintiff alleged claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and misappropriation of information against the individual defendants arising out of the same events that are alleged in the federal securities actions described above. Essentially, the complaint asserted that breaches of duty by the individual defendants resulted in our company making false and misleading public statements, which in turn led to the federal securities fraud litigation described above, which in turn caused our company to suffer damages. The complaint sought compensatory damages from the individual defendants for the loss allegedly sustained by our company, restitution and disgorgement of all profits, benefits and other compensation obtained by the individual defendants and an award of attorneys’ fees and costs of litigation. On February 21, 2006, the defendants moved to dismiss the complaint. On April 25, 2006, the parties agreed that the action should be voluntarily dismissed without prejudice and without costs, and a stipulation of voluntary dismissal without prejudice was filed.
Other Litigation and Proceedings
Our company was named as the defendant in a complaint brought in Hennepin County, Minnesota, District Court by two current and three former employees and served on us on August 28, 2006. The complaint asserts claims based on the federal Fair Labor Standards Act, several statutes and regulations dealing with topics related to wages and breaks, and common law theories, and alleges that we fail to pay our production workers for the time they spend changing into and out of protective clothing and that we do not provide employees the breaks allegedly required by Minnesota law or promised by company policy. On September 18, 2006, we removed the action to the United States District Court for the District of Minnesota. The complaint seeks pay for the allegedly unpaid time, an equal amount of liquidated damages, other damages, penalties, attorneys’ fees and interest. By order dated February 22, 2007, the Court conditionally certified a class consisting of certain current and former Minnesota employees. On June 14, 2007, an amended complaint was filed with the Court seeking to add certain of our current and former Wisconsin and South Dakota employees to the plaintiff class, but the Court has not yet certified this new class. On July 5, 2007, the plaintiffs filed a motion for partial summary judgment and the motion is scheduled for hearing on August 21, 2007. We are not able to predict the ultimate outcome of the litigation at this early stage, but it may be costly and disruptive.
We were informed on May 2, 2007 that the SEC has opened an investigation into possible federal securities law violations by our company, our officers, directors, employees and others, during 2005 and 2006. The investigation includes the matters alleged in the federal securities class action litigation described above. We do not know when or how the investigation might be concluded. We are not able to predict the ultimate outcome of the litigation or investigation. It is possible that these matters could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could harm our business.
We and certain users of our products have from time to time received, and may in the future receive, communications from third parties asserting patents against us or our customers which may relate to certain of our manufacturing equipment or products or to products that include our products as a component. In addition, certain of our customers have been sued on patents having claims closely related to products sold by us. If any third party makes a valid infringement claim and a license were not available on terms acceptable to us, our operating results could be adversely affected. We expect that, as the number of patents issued continues to increase, and as we grow, the volume of intellectual property claims could increase. We may need to engage in litigation or other similar legal action to enforce patents issued or licensed to us, protect trade secrets or know-how owned by us or determine the enforceability, scope and validity of the intellectual property rights of others. We could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on our results of operations.

We are a party to certain claims arising in the ordinary course of business. In the opinion of our management, the outcome of such claims will not materially affect our current or future financial position or results of operations.
(15) OTHER MATTERS
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
(16) SEGMENT REPORTING
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
The following table represents net sales and operating income (loss) for each reportable segment.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 24,	June 25,	June 24,	June 25,
	2007	2006	2007	2006
Net sales:
Disk Drive Components Division	$156,543	$169,879	$515,890	$540,701
BioMeasurement Division	143	100	359	233

	$156,686	$169,979	$516,249	$540,934

Income (loss) from operations:
Disk Drive Components Division	$(16,471)	$6,849	$(12,701)	$24,694
BioMeasurement Division	(4,898)	(3,527)	(11,934)	(9,783)

	$(21,369)	$3,322	$(24,635)	$14,911

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we refer to “we,” “us,” “HTI” or the “company,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2008” mean our fiscal year ending September 28, 2008, references to “2007” mean our fiscal year ending September 30, 2007, references to “2006” mean our fiscal year ended September 24, 2006, references to “2005” mean our fiscal year ended September 25, 2005, references to “2004” mean our fiscal year ended September 26, 2004, references to “2003” mean our fiscal year ended September 28, 2003, and references to “2002” mean our fiscal year ended September 29, 2002.
GENERAL
Since the late 1980s, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components to nearly all manufacturers of disk drives and manufacturers of disk drive head and head-gimbal assemblers for all sizes of disk drives. Suspension assemblies are a critical component of disk drives, and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations are affected from time to time by disk drive industry demand changes, adjustments in inventory levels throughout the disk drive supply chain, technological changes that impact suspension assembly demand, shifts in our market position and our customers’ market position, our customers’ production yields and our own product transitions, production yields and production capacity utilization. Our BioMeasurement Division is engaged in the development, production and commercialization of products for the medical device market. We do not expect to generate significant revenue from these products during 2007 and anticipate an operating loss for this Division.
For calendar 2006 storage industry analysts reported that disk drive shipments were 436 million units, an increase of about 15% from calendar 2005. The growth in disk drive shipments resulted from increased demand for data storage in traditional computing applications as well as in consumer electronics applications. Our shipments of suspension assemblies in 2006 were 805 million, 12% higher than our shipments in 2005. This increase was due to the year-over-year increase in disk drive shipments.
Storage industry analysts currently forecast a 10% to 11% increase in worldwide disk drive shipments in calendar 2007. We estimate that worldwide growth in suspension assembly demand in calendar 2007 will track relatively close with the rate of worldwide growth in disk drive shipments and that the average number of suspension assemblies per drive will remain at approximately 2.8, or flat with calendar 2006. While the forecasted increase in disk drive shipments, together with average suspension assemblies per disk drive holding steady at 2.8, are beneficial to overall suspension assembly demand, the growth in overall suspension assembly demand likely will not be enough to offset the share loss we experienced in the 3.5-inch ATA segment of the overall disk drive market. By contrast, we have been improving our position in the faster growing, but smaller, mobile computing segment of the disk drive market. Our advanced TSA products, and our forthcoming TSA+ products, are particularly well suited for the performance requirements of this segment of the market.
The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

	2006 by Quarter				2007 by Quarter
	First	Second	Third	Fourth	First	Second	Third
Suspension assembly shipment quantities	207	205	192	201	225	205	190
The decrease in suspension assembly shipments from the second quarter to the third quarter of 2006 resulted, we believe, from seasonally slower demand for disk drives used in desktop applications and certain head-gimbal assemblers and disk drive manufacturers managing existing inventories. We believe the increase in the fourth quarter of 2006 and the first quarter of 2007 reflects a seasonal improvement in the desktop and mobile computing disk drive segments and growth in the consumer electronics disk drive segment. The decrease in the second quarter of 2007 was primarily due to weaker demand for suspension assemblies used in 3.5-inch ATA disk drives. The decrease in the third quarter of 2007 was primarily due to share loss for our suspension assemblies used in 3.5-inch ATA disk drives and seasonally slower demand. The 3.5-inch ATA segment share loss was partially offset as we continued to improve our position in the faster growing, but smaller, mobile computing segment of the disk drive market. We continue to have limited visibility for future demand.
Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. Disk drive manufacturers are increasingly seeking lower cost designs and suspension assembly pricing is becoming more competitive. We have competed aggressively to supply suspension assemblies for disk drive programs that are nearing the end of their market lives, and we will continue to do so. While we produce suspension assemblies for these mature products very efficiently, our average selling price for these mature products is below the overall average selling price for all of our suspension assemblies. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product’s life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature. To offset price decreases during a product’s life, we rely primarily on higher sales volume and improving our manufacturing yields and efficiencies to reduce our cost. If we cannot increase our sales volume or reduce our manufacturing costs as prices decline during our products’ life cycles, our business, financial condition and results of operations could be materially adversely affected.
In 2006, our average selling price held about flat with our 2005 average selling price as a result of lower program pricing of certain high-volume suspension assemblies, offset by suspension assemblies that include higher priced value-added features such as dual stage actuation, clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers and laminated loadbeams. In the first half of 2007, our average selling price declined 5% from our average selling price at the end of 2006 primarily due to a sales mix that included a higher percentage of suspension assemblies for mature disk drive programs. Customers extended the lives of certain mature disk drive programs, and we competed aggressively on these programs. The average selling price is typically lower on suspension assemblies for mature disk drive programs as higher cumulative volumes trigger lower price points and the competitive pressure increases as our competitors’ abilities to manufacture these products improves. Our average selling price in the third quarter of 2007 increased slightly from the previous quarter due to our shipping a higher percentage of newer products with higher average selling prices in the third quarter of 2007. We expect our average selling price to be flat to slightly up over the next year as our sales mix continues to shift to a higher percentage of newer products.
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
Gross margin in 2006 was 20%, down from 28% in 2005, due to higher depreciation and overhead expense coupled with lower-than-expected utilization of manufacturing equipment as we added capacity throughout the year. The negative impact of the lower-than-expected utilization was somewhat mitigated by improvements in yields and labor productivity. In the first half of 2007, gross margin was 18% primarily due to lower suspension and suspension component sales, capacity utilization below 80%, and also increased manufacturing overhead expenses. Gross margin in the third quarter of 2007 declined to 13% primarily from underutilization of manufacturing capacity, which was approximately 60% due to decreased demand and our reduction of our finished goods inventories by 26% or approximately 21 million suspension assemblies. This decline in gross margin was partially offset by lower materials expenses due to decreased shipments of certain high material content products, lower manufacturing labor expenses due to productivity gains which resulted in fewer personnel in manufacturing areas and lower depreciation expenses.
During the third quarter of 2007, we eliminated approximately 500 positions in our workforce, including manufacturing and manufacturing support, administrative and development positions at all plant sites. The workforce reduction resulted in a charge for severance expenses of $6,151,000, of which $5,920,000 will be paid during the fourth quarter of 2007. We also recorded a charge of $2,577,000 for the write-off of design costs for a cancelled facility expansion. We estimate that these cost-reduction actions will result in annualized savings of approximately $35 million and as a result, we currently expect to return to profitability beginning in our fourth quarter of 2007. However, we expect to incur a net loss for the current fiscal year.
Our suspension assembly business is capital intensive. For 2006, capital expenditures for the year totaled $247,754,000, primarily for additions to both TSA suspension and TSA+ suspension manufacturing capacity, facilities and tooling and for new process technology equipment. In November 2006, we completed an expansion at our manufacturing facility located in Eau Claire, Wisconsin by adding a production bay with an above-ground footprint of approximately 70,000 square feet to accommodate a TSA+ volume production line. For the thirty-nine weeks ended June 24, 2007, our capital expenditures were $87,026,000. We expect our capital expenditures to total approximately $105,000,000 in 2007, primarily for TSA+ suspension production capacity, new program tooling and deployment of new process technology and capability improvements. Capital spending for 2008 is currently expected to be less than 2007 levels.
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
In 2006, we significantly increased our research and development spending over the prior year to develop new process technologies for next-generation suspension assembly products and equipment, and increased product development and clinical research for our BioMeasurement Division. We spent $52,939,000 on research and development in 2006 compared to $36,829,000 in 2005. Research and development spending specific to our BioMeasurement Division was $6,249,000 in 2006 and $4,076,000 in 2005. During the first three quarters of 2007, we spent

$44,830,000 on research and development, with $2,995,000 specific to our BioMeasurement Division. Development of the additive processes required for our TSA+ suspension assemblies continued to be a substantial portion of our research and development spending.
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
We are also developing an additive process and adding associated capital equipment for producing TSA+ suspension assemblies. Additive processing involves depositing thin metal layers onto a polyimide surface in the shape of the desired circuitry and then imaging and chemically plating up metal layers to form the suspension’s electrical conductors. Our ability to develop this process to accommodate further conductor miniaturization and the rate at which our customers adopt next-generation read/write technology and head sizes will largely determine the pace of our transition to an additive process and the volume of products we manufacture using the process. The equipment for our volume TSA+ production line is now running and internal qualification activities are underway. We expect to have volume production capabilities in place to fulfill customers’ requirements as the transition to TSA+ suspension assemblies begins. We are currently engaged in program development with two customers and expect to add more programs and customers in the fourth quarter of 2007. We are also purchasing some additive components to fill other existing customer development requirements. As we transition TSA+ suspension assemblies from development to high-volume manufacturing, we may experience higher cost due to yield loss, production inefficiencies and equipment problems. Furthermore, our additive process is added in large blocks of capacity, so certain equipment will be underutilized until demand develops. If our development of additive process capabilities is delayed for any reason or if TSA+ suspension assemblies cannot be produced profitably in the quantities and to the specifications required by our customers, we also may continue to purchase additive components.
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
In addition to increases in suspension assembly demand, improvements to our gross margins and operating margins will depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. Our business is capital intensive and requires a high level of fixed costs. Our margins are sensitive to our level of fixed costs as well as changes in volume, capacity utilization and product mix. As part of our efforts to improve our operating results, we eliminated approximately 500 positions during the third quarter of 2007. In the future, we may need to increase or decrease our overall employment level to meet customer requirements. Our overall employment level was 5,310 at the end of 2005, 5,433 at the end of 2006 and 4,804 at the end of the third quarter of 2007.

RESULTS OF OPERATIONS
Thirteen Weeks Ended June 24, 2007 vs. Thirteen Weeks Ended June 25, 2006
Net sales for the thirteen weeks ended June 24, 2007 were $156,686,000 compared to $169,979,000 for the thirteen weeks ended June 25, 2006, a decrease of $13,293,000. Suspension assembly sales decreased $9,406,000 from the thirteen weeks ended June 25, 2006. The decrease in suspension assembly sales resulted primarily from a lower average selling price of $0.80 compared to $0.84 in the year-ago quarter. The year-over-year decline in average selling price resulted primarily from a sales mix that included a higher percentage of suspension assemblies for mature disk drive programs. Customers have extended the lives of certain mature disk drive programs, and we have chosen to compete aggressively on these programs. The average selling price is typically lower on suspension assemblies for mature disk drive programs as higher cumulative volumes trigger lower price points. Suspension assembly unit shipments for the thirteen weeks ended June 24, 2007 were 190 million units compared to 192 million units in the year-ago quarter. Net sales of suspension assembly components to other suspension assembly manufacturers were $3,212,000 for the thirteen weeks ended June 24, 2007, a decrease of $4,356,000 from the thirteen weeks ended June 25, 2006.
Gross profit for the thirteen weeks ended June 24, 2007 was $20,979,000 compared to $32,491,000 for the thirteen weeks ended June 25, 2006, a decrease of $11,512,000. Gross profit as a percent of net sales was 13% and 19%, respectively. The lower gross profit was primarily due to the lower suspension and suspension component sales discussed above and to capacity utilization that was approximately 60% compared to approximately 80% in the thirteen weeks ended June 25, 2006. The lower capacity utilization in the thirteen weeks ended June 24, 2007 was primarily due to decreased demand and to our reduction of our finished goods inventories by 26% or approximately 21 million suspension assemblies. This decline in gross profit was partially offset by lower materials expenses due to decreased volumes of certain high material content products, lower manufacturing labor expenses due to productivity gains which resulted in fewer personnel in manufacturing areas and lower depreciation expenses.
Research and development expenses for the thirteen weeks ended June 24, 2007 were $14,524,000 compared to $13,906,000 for the thirteen weeks ended June 25, 2006, an increase of $618,000. The increase was attributable to $1,405,000 of higher labor expenses, primarily due to the hiring of additional personnel to support increased customer-specific suspension assembly development efforts and to develop process technologies for next-generation products, and $929,000 of higher prototype production and depreciation expenses, primarily related to TSA+ suspension assembly development. These higher expenses were partially offset by $1,918,000 of lower purchased supplies expenses primarily related to both TSA+ process development and product development in our BioMeasurement Division. As a percent of net sales, research and development expenses increased from 8% in the third quarter of 2006 to 9% in the third quarter of 2007.
Selling, general and administrative expenses for the thirteen weeks ended June 24, 2007 were $19,096,000 compared to $20,263,000 for the thirteen weeks ended June 25, 2006, a decrease of $1,167,000. The decrease was primarily due to $936,000 of lower incentive compensation expenses, $639,000 of lower labor expenses in our Disk Drive Components Division due to a decrease in the number of personnel, $474,000 of lower depreciation and lease expenses and $457,000 of lower travel and training expenses. These lower expenses were partially offset by $886,000 of increased labor expenses in our BioMeasurement Division due to an expanded sales force, $489,000 of increased professional services expenses. Overall, selling, general and administrative expenses as a percent of net sales for both the third quarter of 2006 and the third quarter of 2007 were 12%.
During the quarter ended June 24, 2007, we recorded charges of $8,728,000 comprised of severance expenses for approximately 500 positions eliminated during the quarter and the write-off of design costs for a cancelled facility expansion. The workforce reduction resulted in a charge for severance expenses of $6,151,000 of which $5,920,000 will be paid during the fourth quarter of 2007. The positions eliminated included manufacturing and manufacturing support, administrative and development positions at all plant sites. The write-off of design costs for the cancelled facility expansion amounted to $2,577,000.
During the third quarter of 2006, we recorded an increase to operating income of $5,000,000 as a result of the resolution of a dispute with a former supplier. The full amount was paid to us during the third quarter of 2006.
Loss from operations for the thirteen weeks ended June 24, 2007 was $21,369,000 compared to income from operations of $3,322,000 for the thirteen weeks ended June 25, 2006, a decrease of $24,691,000. The lower operating income was due to lower gross profit, severance expenses and the write-off of design costs, the dispute settlement income from the third quarter of 2006 and higher research and development expenses, partially offset by lower selling, general and administrative expenses, as discussed above. Loss from operations for the thirteen weeks ended June 24, 2007 included a $4,898,000 loss from operations for our BioMeasurement Division compared to a $3,527,000 loss from operations for our BioMeasurement Division for the thirteen weeks ended June 25, 2006.
Interest income for the thirteen weeks ended June 24, 2007 was $3,748,000 compared to $3,903,000 for the thirteen weeks ended June 25, 2006, a decrease of $155,000. The decrease in interest income was due to lower average cash balances, partially offset by higher investment yields.
Other income, net of other expenses, for the thirteen weeks ended June 24, 2007 was $648,000 compared to $1,352,000 for the thirteen weeks ended June 25, 2006, a decrease of $704,000. Other income consists primarily of royalty income.
Interest expense for the thirteen weeks ended June 24, 2007 was $2,606,000 compared to $2,522,000 for the thirteen weeks ended June 25, 2006, an increase of $84,000. The increase in interest expense was due to lower capitalized interest.
The income tax benefits of $6,099,000 and $141,000 for the thirteen weeks ended June 24, 2007 and June 25, 2006, respectively, were based on estimated annual effective tax rates after discrete items for each fiscal year of 62% and 11%, respectively. The effective tax rate for the thirteen weeks ended June 24, 2007 is due to a projected loss for 2007 which is expected to result in an income tax benefit for 2007. The income tax benefit for both periods was increased due to the EIE provision related to the export of U.S. products.
Net loss for the thirteen weeks ended June 24, 2007 was $13,480,000 compared to net income of $6,196,000 for the thirteen weeks ended June 25, 2006, a decrease of $19,676,000. The lower net income for the thirteen weeks ended June 24, 2007 was primarily due to lower gross profit, charges for severance expenses and the write-off of design costs, the dispute settlement income from the third quarter of 2006 and higher research and development expenses, partially offset by the income tax benefit, and lower selling, general and administrative expenses, as discussed above.
Thirty-Nine Weeks Ended June 24, 2007 vs. Thirty-Nine Weeks Ended June 25, 2006
Net sales for the thirty-nine weeks ended June 24, 2007 were $516,249,000 compared to $540,934,000 for the thirty-nine weeks ended June 25, 2006, a decrease of $24,685,000. Suspension assembly sales decreased $19,962,000 from the thirty-nine weeks ended June 25, 2006, primarily as a result of a 6% decrease in the average selling price for our suspension assemblies. The decline in the average selling price resulted primarily from a sales mix that included a higher percentage of suspension assemblies for mature disk drive programs, and we have chosen to compete aggressively on these programs. The average selling price is typically lower on suspension assemblies for mature disk drive programs as higher cumulative volumes trigger lower price points. This decrease in our average selling price was partially offset by a 3% increase in suspension assembly unit shipments. The increase in unit shipments was due to overall growth in storage demand and growth in worldwide disk drive shipments. Sales of suspension assembly components to other suspension assembly manufacturers were $17,960,000, a decrease of $6,106,000 from the thirty-nine weeks ended June 25, 2006.
Gross profit for the thirty-nine weeks ended June 24, 2007 was $86,550,000 compared to $114,054,000 for the thirty-nine weeks ended June 25, 2006, a decrease of $27,505,000. Gross profit as a percent of net sales was 17% and 21%, respectively. The lower gross profit was primarily due to the lower suspension and suspension component sales discussed above, capacity utilization that was approximately 70% and higher manufacturing support overhead expenses due to added personnel. These were partially offset by lower manufacturing labor expenses due to productivity gains which resulted in fewer personnel in manufacturing areas and lower depreciation expenses.
Research and development expenses for the thirty-nine weeks ended June 24, 2007 were $44,830,000 compared to $40,023,000 for the thirty-nine weeks ended June 25, 2006, an increase of $4,807,000. The increase was attributable to $3,707,000 of higher prototype production costs, primarily related to TSA+ suspension assembly development, $3,690,000 of higher labor expenses due to the hiring of additional personnel to support increased customer-specific suspension assembly development efforts and to develop process technologies for next-generation products, and $1,581,000 of higher depreciation and lease expenses. These higher expenses were partially offset by $3,757,000 of lower purchased supplies expenses, primarily related to both TSA+ process development and product development in our BioMeasurement Division, and $1,093,000 of lower professional services expenses. As a percent of net sales, research and development expenses increased from 7% for the thirty-nine weeks ended June 25, 2006 to 9% for the thirty-nine weeks ended June 24, 2007.
Selling, general and administrative expenses for the thirty-nine weeks ended June 24, 2007 were $57,627,000 compared to $64,120,000 for the thirty-nine weeks ended June 25, 2006, a decrease of $6,493,000. The decrease primarily was attributable to $2,766,000 of lower incentive compensation expenses, $2,039,000 of lower labor expenses in the Disk Drive Components Division due to a decrease in the number of personnel, $1,457,000 of lower depreciation and lease expenses, $1,327,000 of lower travel and training expenses and $1,082,000 of lower purchased supplies expenses, partially offset by $2,223,000 of increased labor expenses in our BioMeasurement Division due to an expanded sales force. Overall, selling, general and administrative expenses as a percent of net sales decreased from 12% for the thirty-nine weeks ended June 25, 2006 to 11% for the thirty-nine weeks ended June 24, 2007.
During the quarter ended June 24, 2007, we recorded charges of $8,728,000 comprised of severance expenses for approximately 500 positions eliminated during the quarter and to write-off of design costs for a cancelled facility expansion. The workforce reduction resulted in a charge for severance expenses of $6,151,000, of which $5,920,000 will be paid during the fourth quarter of 2007. The positions eliminated included manufacturing and manufacturing support, administrative and development positions at all plant sites. The write-off of design costs for the cancelled facility expansion amounted to $2,577,000.
During the third quarter of 2006, we recorded an increase to operating income of $5,000,000 as a result of the resolution of a dispute with a former supplier. The full amount was paid to us during the third quarter of 2006.
Loss from operations for the thirty-nine weeks ended June 24, 2007 was $24,635,000 compared to income from operations of $14,911,000 for the thirty-nine weeks ended June 25, 2006, a decrease of $39,546,000. The lower operating income was due to lower gross profit, severance expenses and the write-off of design costs, the dispute settlement income from the third quarter of 2006 and higher research and development expenses, partially offset by lower selling, general and administrative expenses, as discussed above. Loss from operations for the thirty-nine weeks ended June 24, 2007 included an $11,934,000 loss from operations for our BioMeasurement Division segment compared to a $9,783,000 loss from operations for our BioMeasurement Division for the thirty-nine weeks ended June 25, 2006.

Interest income for the thirty-nine weeks ended June 24, 2007 was $11,316,000 compared to $9,138,000 for the thirty-nine weeks ended June 25, 2006, an increase of $2,178,000. The increase in interest income primarily was due to higher average cash balances and higher investment yields.
Other income, net of other expenses, for the thirty-nine weeks ended June 24, 2007 was $3,418,000 compared to $3,859,000 for the thirty-nine weeks ended June 25, 2006, a decrease of $441,000. Other income consists primarily of royalty income.
Interest expense for the thirty-nine weeks ended June 24, 2007 was $7,452,000 compared to $4,995,000 for the thirty-nine weeks ended June 25, 2006, an increase of $2,457,000. The increase in interest expense primarily was due to a higher average debt balance and debt issuance costs, partially offset by an increase in capitalized interest.
The income tax benefit for the thirty-nine weeks ended June 24, 2007 and the income tax provision for the thirty-nine weeks ended June 25, 2006 were based on estimated annual effective tax rates after discrete items for each fiscal year of 62% and 11%, respectively. The estimated annual effective tax rate of 62% for the thirty-nine weeks ended June 24, 2007 is due to a projected loss for 2007 which is expected to result in an income tax benefit for 2007. The tax benefit for the thirty-nine weeks ended June 24, 2007 also includes a benefit for the reinstatement of the federal research and development tax credit retroactive to January 1, 2006 that occurred during the first quarter of 2007. The tax provision for the thirty-nine weeks ended June 25, 2006 includes a reduction for certain discrete items, primarily the settlement of a state income tax audit for years 1991 through 1993 that occurred during the first quarter of 2006.
Net loss for the thirty-nine weeks ended June 24, 2007 was $11,313,000 compared to net income of $20,454,000 for the thirty-nine weeks ended June 25, 2006, a decrease of $31,767,000. The lower net income primarily was due to lower gross profit, severance expenses and the write-off of design costs, the dispute settlement income from the third quarter of 2006 and higher research and development expenses, partially offset by the income tax benefit and lower selling, general and administrative expenses, as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents decreased from $40,331,000 at September 24, 2006 to $29,601,000 at June 24, 2007. Our securities available for sale increased from $250,110,000 to $261,563,000 during the same period. Overall, this reflects a $723,000 increase in our cash and cash equivalents and securities available for sale, primarily due to $81,685,000 of cash generated from operations and $6,955,000 in net proceeds from issuances of our common stock, offset by capital expenditures of $87,026,000 during the first three quarters of 2007.
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
During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our Eau Claire, Wisconsin manufacturing site, together with related equipment, for $12,924,000, which included the assumption of a mortgage by us with a 7.15% interest rate that matures in April 2011. At June 24, 2007, the mortgage balance totaled $5,611,000.
On December 21, 2005, we entered into an amended and restated Loan Agreement with LaSalle Bank National Association, increasing our $10,000,000 unsecured credit facility to a $50,000,000 unsecured credit facility that provides both revolving loans and letters of credit. As of June 24, 2007, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled $700,000 as of such date, resulting in $49,300,000 of remaining availability under the facility.
Cash used for capital expenditures totaled $87,026,000 for the thirty-nine weeks ended June 24, 2007 compared to $191,705,000 for the thirty-nine weeks ended June 25, 2006. We currently anticipate capital expenditures to total approximately $105,000,000 in 2007, primarily for TSA+ suspension production capacity, new program tooling and deployment of new process technology and capability improvements. Financing of these capital expenditures will be principally from cash generated from operations, our current cash, cash equivalents, securities available for sale, our credit facility or additional financing as needed.
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
On July 15, 2005, our Board of Directors approved an expansion of our manufacturing facility located in Eau Claire, Wisconsin. We completed this expansion in November 2006 by adding a production bay with an above-ground footprint of approximately 70,000 square feet to accommodate a TSA+ volume production line. The facility expansion cost approximately $25,800,000.

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
Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and restrict our ability to enter into certain types of financing. As of June 24, 2007, we were in compliance with all covenants in our financing agreements. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.
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
Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire, and are based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate. At June 24, 2007 and September 24, 2006 we had a valuation allowance of $5,267,000 related primarily to certain tax credits and the uncertainty of realizing these benefits before they expire due to certain limitations. We will continue to assess the likelihood that the deferred tax assets will be realizable, and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.
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
MARKET TRENDS
We expect that the expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software and the growth of new applications for disk storage, such as personal video recorders and portable video players, together with emerging opportunities in other consumer electronics applications, will increase disk drive demand and, therefore, suspension assembly demand in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models. Recently, disk drive manufacturers are increasingly seeking lower cost designs and suspension assembly pricing is becoming more competitive.
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
FORWARD-LOOKING STATEMENTS
Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements can include, but are not limited to, statements regarding the following: the demand for and shipments of disk drives, suspension assemblies and suspension assembly components, disk drive and suspension assembly technology and development, the development of and market demand for medical devices, capital expenditures and capital resources, average selling prices, inventory levels, gross margins and operating results and manufacturing capacity and utilization. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended September 24, 2006. This list of factors may not be exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our credit facility with LaSalle Bank National Association carries interest rate risk, in connection with certain borrowings for which it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the credit facility, interest expense would increase or decrease accordingly. At June 24, 2007, there were no outstanding loans under the credit facility.
We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At June 24, 2007, we had fixed rate debt of $380,611,000.
From time to time, we use foreign currency option contracts to minimize our exposure to currency fluctuations associated with the underlying operating expenses of some of our offices overseas. We did not, however, enter into any foreign currency option contracts in 2006 or during the thirty-nine weeks ended June 24, 2007. All of our sales transactions in our Disk Drive Components Division are denominated in U.S. dollars and thus are not subject to risk due to currency exchange fluctuations. Certain sales transactions in our BioMeasurement Division may be denominated in foreign currencies.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
SECURITIES LITIGATION
Our company and six of our present executive officers, two of whom are directors, are named as defendants in a consolidated complaint filed by several investors in the United States District Court for the District of Minnesota on May 1, 2006. The consolidated complaint purports to be brought on behalf of a class of all persons (except defendants) who purchased our stock in the open market between October 4, 2004 and August 29, 2005 (the “class period”). The consolidated complaint alleges that the defendants made false and misleading public statements about our company, and our business and prospects, in press releases and SEC filings during the class period, and that the market price of our stock was artificially inflated as a result. The consolidated complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act. The consolidated complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief. On June 4, 2007, the Court granted the defendants’ motion to dismiss the consolidated complaint with prejudice and on the merits. The plaintiffs have filed an appeal of the Court’s dismissal with the United States Court of Appeals for the Eighth Circuit.
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
DERIVATIVE LITIGATION
Our company, as a nominal defendant, all of our present directors and one of our officers were named as defendants in a purported derivative action, Saul Kopelowitz v. Wayne Fortun, et al., that was filed on December 14, 2005 in the United States District Court for the District of Minnesota. In the complaint, the shareholder-plaintiff alleged claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and misappropriation of information against the individual defendants arising out of the same events that are alleged in the federal securities actions described above. Essentially, the complaint asserted that breaches of duty by the individual defendants resulted in our company making false and misleading public statements, which in turn led to the federal securities fraud litigation described above, which in turn caused our company to suffer damages. The complaint sought compensatory damages from the individual defendants for the loss allegedly sustained by our company, restitution and disgorgement of all profits, benefits and other compensation obtained by the individual defendants and an award of attorneys’ fees and costs of litigation. On February 21, 2006, the defendants moved to dismiss the complaint. On April 25, 2006, the parties agreed that the action should be voluntarily dismissed without prejudice and without costs, and a stipulation of voluntary dismissal without prejudice was filed.
OTHER LITIGATION AND PROCEEDINGS
Our company was named as the defendant in a complaint brought in Hennepin County, Minnesota, District Court by two current and three former employees and served on us on August 28, 2006. The complaint asserts claims based on the federal Fair Labor Standards Act, several statutes and regulations dealing with topics related to wages and breaks, and common law theories, and alleges that we fail to pay our production workers for the time they spend changing into and out of protective clothing and that we do not provide employees the breaks allegedly required by Minnesota law or promised by company policy. On September 18, 2006, we removed the action to the United States District Court for the District of Minnesota. The complaint seeks pay for the allegedly unpaid time, an equal amount of liquidated damages, other damages, penalties, attorneys’ fees and interest. By order dated February 22, 2007, the Court conditionally certified a class consisting of certain current and former Minnesota employees. On June 14, 2007 an amended complaint was filed with the Court seeking to add certain of our current and former Wisconsin and South Dakota employees to the plaintiff class, but the Court has not yet certified this new class. On July 5, 2007 the plaintiffs filed a motion for partial summary judgment and the motion is scheduled for hearing on August 21, 2007. We are not able to predict the ultimate outcome of the litigation at this early stage, but it may be costly and disruptive.
We were informed on May 2, 2007 that the SEC has opened an investigation into possible federal securities law violations by our company, our officers, directors, employees and others, during 2005 and 2006. The investigation includes the matters alleged in the federal securities class action litigation described above. We do not know when or how the investigation might be concluded. We are not able to predict the ultimate outcome of the litigation or investigation. It is possible that these matters could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could harm our business.
We and certain users of our products have from time to time received, and may in the future receive, communications from third parties asserting patents against us or our customers which may relate to certain of our manufacturing equipment or products or to products that include our products as a component. In addition, certain of our customers have been sued on patents having claims closely related to products sold by us. If any third party makes a valid infringement claim and a license were not available on terms acceptable to us, our operating results could be adversely affected. We expect that, as the number of patents issued continues to increase, and as we grow, the volume of intellectual property claims could increase. We may need to engage in litigation or other similar legal action to enforce patents issued or licensed to us, protect trade secrets or know-how owned by us or determine the enforceability, scope and validity of the intellectual property rights of others. We could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on our results of operations.
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

HUTCHINSON TECHNOLOGY INCORPORATED
Date: August 2, 2007	By	/s/ Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date: August 2, 2007	By	/s/ John A. Ingleman
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