Form 10-K
period 2007-09-30
HUTCHINSON TECHNOLOGY INC
filed 2007-12-04
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2007
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From to .

Commission file number 0-14709

Hutchinson Technology Incorporated
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0901840 (I.R.S. employer identification no.)

40 West Highland Park Drive NE Hutchinson, Minnesota (Address of principal executive offices)	55350 (Zip code)

(320) 587-3797
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.01 per share Common Share Purchase Rights
Name of exchange on which registered:	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:	None

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

Large Accelerated Filer ☐  Accelerated Filer ☑  Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 25, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $595,199,000, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of November 29, 2007 the registrant had 26,357,055 shares of common stock issued and outstanding.

Documents Incorporated By Reference
Portions of our Proxy Statement for the annual meeting of shareholders to be held January 30, 2008 are incorporated by reference in Part III.

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

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2008” mean our fiscal year ending September 28, 2008, references to “2007” mean our fiscal year ended September 30, 2007, references to “2006” mean our fiscal year ended September 24, 2006, references to “2005” mean our fiscal year ended September 25, 2005, references to “2004” mean our fiscal year ended September 26, 2004, references to “2003” mean our fiscal year ended September 28, 2003 and references to “2002” mean our fiscal year ended September 29, 2002.

OVERVIEW

We are a global technology leader committed to creating value by developing solutions to critical customer problems. Our culture of quality, continuous improvement, superior innovation and a relentless focus on the fundamentals enables us to lead in the markets we serve. We incorporated in Minnesota in 1965.

Our Disk Drive Components Division is the world’s leading supplier of suspension assemblies for disk drives. Suspension assemblies are precise electro-mechanical components that hold a disk drive’s read/write head at microscopic distances above the drive’s disks. Our innovative product solutions help customers improve yields, increase reliability and enhance disk drive performance, thereby increasing the value they derive from our products.

Our BioMeasurement Division is focused on bringing new technologies and products to the market that provide information clinicians can use to improve the quality of health care. Late in calendar 2006, we launched the InSpectratm StO2 System for perfusion status monitoring. This noninvasive device provides a continuous, real-time and direct measurement of tissue oxygen saturation (StO2), an indicator of perfusion status. By helping clinicians instantly detect changes in a patient’s perfusion status, the InSpectra StO2 System enables clinicians to make better treatment decisions in critical care settings.

DISK DRIVE COMPONENTS DIVISION

Our Disk Drive Components Division manufactures suspension assemblies for all sizes and types of hard disk drives. Suspension assemblies are critical components of disk drives that hold the read/write heads in position above the spinning magnetic disks. We developed our leadership position in suspension assemblies through research, development and design activities coupled with substantial investment in process capabilities, product features and manufacturing capacity. We manufacture our suspension assemblies with proprietary technology and processes with very low part-to-part variation. These processes require manufacturing to precise specifications that are critical to maintaining the necessary microscopic clearance between the head and disk and the electrical connectivity between the head and the drive circuitry. During 2007, we shipped 865 million suspension assemblies of all types, supplying nearly all domestic and foreign-based manufacturers of disk drives and head-gimbal assemblers.

We design our suspension assemblies with a focus on the increasing performance requirements of new disk drives, principally smaller read/write heads, increased data density, improved head to disk stability during a physical shock event and reduced data access time. Increased capacity, improved reliability and performance, as well as the miniaturization of disk drives, generally require suspension assemblies with lower variability, specialized design, expanded functionality and greater precision. We will continue to invest in advancing suspension assembly technology, enhancing our process capabilities and expanding our production capacity to maintain our market position.

We believe that end user demand for storage capacity will continue to increase as evolving consumer electronics and computing applications continue to require storage devices with increased capacity and functionality. For calendar year 2008, storage industry analysts are forecasting unit shipments of disk drives to increase by at least 10%. This growth in disk drive shipments will, in turn, continue to generate growth in demand for suspension assemblies. We expect that our share in the desktop segment, the largest segment of the market, will continue to decline as certain programs for which we are a major supplier approach the end of their market lives. We expect to counter this decline somewhat by further increasing our share in the faster growing mobile segment and continuing our strong leadership position in the enterprise segment.

Products

We categorize our current products as either suspension assemblies or other products, which consist primarily of etched and stamped component parts used in connection with, or related to, suspension assemblies.

The following table shows, for each of 2007, 2006 and 2005, the relative contribution to net sales, in millions of dollars and percentages, of each product category:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%

Suspension assemblies	$691.8	97%	$682.2	95%	$608.8	96%
Other products	23.8	3	39.0	5	22.3	4

Total Disk Drive Components Division net sales	$715.6	100%	$721.2	100%	$631.1	100%

See Note 11 to the consolidated financial statements contained in Item 15 for financial information with respect to our business segments and a distribution of revenue and long-lived assets by geographic area for each of 2007, 2006 and 2005. See also Eleven-Year Selected Financial Data.

Suspension Assemblies.  During 2007, we shipped 865 million suspension assemblies, compared to 805 million and 719 million in 2006 and 2005, respectively. We shipped TSA suspensions produced using our “subtractive” manufacturing processes, which incorporate into the suspension the electrical connection from the read/write head to the disk drive’s electronic circuitry. We also shipped conventional suspension assemblies, which do not provide the electrical connectivity features of a TSA suspension. We have the capability to produce multiple variations of suspension assemblies. This capability permits us to assist customers’ design efforts and meet the varied and changing requirements of specific customers. We have developed significant proprietary capabilities in the design and production of suspension assemblies for both current and emerging disk drive designs, including advanced suspension assemblies developed in anticipation of new generations of higher performance disk drives and read/write heads.

The continual pursuit of increased data density and lower storage costs is leading to suspension assemblies with finer electrical conductors and further adoption of value-added features for suspension assemblies, such as clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers, laminated loadbeams and dual stage actuation. We also produce suspension assemblies that incorporate flexures, a component of a suspension assembly, using an “additive” manufacturing process to accommodate further electrical conductor miniaturization and the smaller next-generation read/write heads. We call our suspension assemblies that incorporate flexures produced using our additive manufacturing process TSA+ suspension assemblies. We are currently supporting TSA+ suspension program development activities for multiple customers’ next-generation disk drive programs and continue to make progress on our additive processing capabilities as we prepare to bring our TSA+ operations to volume. We do not expect to generate significant revenue from our TSA+ suspension assemblies during 2008. We are also purchasing some additive components to fill other existing customer development requirements.

Other Products.  To further assure customers that the suspensions they require for their products will be readily available when and where they are needed, we manufacture and sell to competitive suspension assembly manufacturers etched and stamped component parts, such as flexures and baseplates, for suspensions. In 2007, sales of component parts accounted for approximately 3% of our revenue. We anticipate component sales to be a reduced portion of our revenue in 2008.

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

Our products require several manufacturing processes, each dependent on different technical disciplines, to ensure the high degree of precision and the process control necessary to meet strict customer requirements. We also have developed additive processing to produce flexures for future generations of suspension assemblies that meet the increasingly tighter performance specifications of our customers. Additive processing involves depositing thin metal layers onto a polyimide surface in the shape of the desired circuitry and then imaging and plating up metal layers to form the suspension’s electrical conductors. The manufacturing processes we employ include photoetching, stamping, chemical deburring, automated optical inspection, plasma etching, plating, precision forming, laser welding, metal deposition and ultrasonic cleaning.

Our critical raw material needs are available through multiple sources of supply, with the following exceptions. Certain types of stainless steel, as well as covercoat and liquid photoresist (liquid compounds used in our manufacturing process), are currently single-sourced because the raw materials provided by these sources meet our strict specifications. We have chosen to obtain certain other materials, such as gold salts and a laminate constructed from raw material that contains stainless steel, polyimide and copper, from a limited set of sources because of quality and pricing considerations. To protect against the adverse effect of a short-term supply disruption, we maintain several weeks’ supply of these materials.

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

Research and Development

The disk drive industry is subject to rapid technological change, and our ability to remain competitive depends on, among other things, our ability to anticipate and respond to changes and to continue our close working relationships with the engineering staffs of our customers. As a result, we have devoted and will continue to devote substantial resources to research and development efforts. Our research and development expenses for the Disk Drive Components Division were approximately $51,038,000, $46,690,000 and $32,753,000, in 2007, 2006 and 2005, respectively. Beginning with the fourth quarter of 2007, we are classifying all of the costs of running our TSA+ suspension manufacturing lines as cost of goods sold, whereas we had previously classified a portion of these costs as research and development expense. This change, along with cost reduction measures, will result in 2008 research and development expenses that will be approximately 6% of net sales, down from 8% in 2007.

The transition to smaller disk drives, the development of smaller next-generation read/write heads, continuing improvement in data density and the increasing use of disk drives in consumer electronics applications necessitate the further miniaturization of suspension assemblies. Through continued investment in research and development, our existing processes for manufacturing TSA suspension assemblies are being extended to meet escalating customer requirements for precision and performance. We have and will continue to implement alternative technologies, including additive processing to produce flexures for our TSA+ suspension assemblies that we believe will be required for manufacturing future generations of our products. We are working with multiple customers developing TSA+ suspensions for their next-generation disk drive programs. We have completed installation of a volume TSA+ suspension production line, and we are preparing our TSA+ operations for higher volume. We expect the transition to TSA+ suspensions to take place over the next five to seven years, with the pace of transition determined primarily by the pace at which disk drive makers introduce and ramp production of programs requiring additive processing. As a result, we do not expect to generate significant revenue from this product during 2008.

Our research and development efforts also are directed at continuing to develop suspension assembly capability and features that enable our products to meet performance criteria desired by our customers for specific drive applications. Measurement, process development and process control are critical to improving capability related to static attitude, gram force, resonance and windage, all performance characteristics important to suspension assemblies. Our current suspension assembly features include clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers, laminated loadbeams and dual stage actuation.

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

We have established “vendor managed inventory,” or VMI, facilities near the major production centers of certain individual customers to assure that we meet the customers’ inventory requirements. Certain agreements with our customers provide that we maintain minimum finished goods inventory levels. During 2007, approximately 90% of our suspension assembly shipments were distributed to our customers in Thailand, Hong Kong and the People’s Republic of China through our VMI facilities. We also have established a service center in Thailand that provides product logistics support, technical support and measurement services.

We are a supplier to nearly all domestic and foreign-based manufacturers of disk drives and head-gimbal assemblers. The following table shows our five largest customers for 2007 as a percentage of net sales.

Percentage of
Customer	Net Sales

SAE Magnetics, Ltd./TDK Corporation	29%
Seagate Technology, LLC	26%
Western Digital Corporation	20%
Alps Electric Co., Ltd.	8%
Fujitsu	6%

Sales to our five largest customers constituted 89%, 86% and 89% of net sales for 2007, 2006 and 2005, respectively. Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Samsung, Toshiba and Hitachi Global Storage Technologies, which may purchase read/write head assemblies from read/write head manufacturers that utilize our suspension assemblies and suspension assembly components. In September 2007, TDK Corporation acquired the recording head business of our customer Alps Electric Co., Ltd. We expect to continue to depend upon a limited number of customers for our sales, given the relatively small number of disk drive manufacturers and head-gimbal assemblers. Our results of operations could be adversely affected by reduced demand from our major customers.

Backlog

We generally make our sales pursuant to purchase orders rather than long-term contracts. Our backlog of purchase orders was approximately $115,400,000 at September 30, 2007, as compared to $118,900,000 at September 24, 2006. Our purchase orders may be changed or cancelled by customers on short notice. In addition, we believe that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Accordingly, we do not believe that backlog should be considered indicative of sales for any future period.

Seasonality

The disk drive industry is increasingly experiencing seasonal variability in demand with higher levels of demand in the second half of the calendar year. This seasonality is driven by consumer spending in the winter holiday season. In addition, corporate demand is higher during the second half of the calendar year when IT budget calendars typically provide for more spending. Seasonal variability in demand for our suspension assemblies generally tracks that of the disk drive industry and may also be delayed or accelerated by existing inventory levels in the supply chain.

Competition

We believe that the principal factors of competition in the suspension assembly market include time to market, product performance and quality, design expertise, customer service, reliability of volume supply and price. We believe that we are the leading supplier of suspension assemblies sold to manufacturers of disk drives and head-gimbal assemblers. Our principal competitors for suspension assemblies are Nihon Hatsujo Kabusikigaisha (“NHK”), NAT Peripheral (H.K.) Co., Ltd., (a joint venture of NHK and SAE Magnetics, Ltd./TDK Corporation) and Magnecomp Precision Technology Public Company Limited (“MPT”). In August 2007, TDK Corporation announced it had signed a purchase agreement to acquire MPT with an expected closing date by the end of calendar 2007. Our principal competitors in producing suspension flexures are Dae Nippon Corporation using subtractive processing and Nitto Denko Corporation using additive processing. Although we cannot be sure that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies or suspension assembly components, we believe that the number of entities that have the technical capability and capacity for producing precision suspension assemblies or components in large volumes will remain small.

We continually monitor technological developments in and potential threats to the disk drive storage market and we believe disk drives will remain the primary data storage technology for the foreseeable future. However, other types of data storage technology, such as solid state storage or flash (semiconductor) memory, holographic memory, tape memory and optical (DVD and CD) drives, may become competitive with certain disk drive applications, and thereby could affect the demand for our products. As an example, emerging applications requiring digital storage, particularly in consumer electronics products that require lower storage capacity, may use flash memory instead of disk drives, which may limit growth opportunities for disk drive-based data storage. We believe that these technologies will not materially impact the market for disk drives in the near future.

BIOMEASUREMENT DIVISION

We established the BioMeasurement Division in 1996 with the objective of leveraging our culture of quality, engineering capabilities and leading-edge measurement technology in the medical market. We applied our engineering and manufacturing expertise to develop a device that noninvasively provides information about tissue perfusion, critical information needed in the resuscitation of trauma patients experiencing hemorrhagic shock. Our first device, the InSpectra Tissue Spectrometer, was introduced in 2002 and was used primarily for research. Late in calendar 2006, we launched a second-generation product for clinical use, the InSpectra StO2 System, which we are currently providing to key trauma centers for evaluation and selling to them for clinical use.

Products

We designed the InSpectra StO2 System for use in the trauma and emergency medicine markets where there is a need to directly monitor the compromised tissue perfusion associated with hemorrhagic and other forms of shock. The system consists of the InSpectra StO2 Tissue Oxygenation Monitor and the InSpectra StO2 Sensor, which are connected by a short length of optical cable. The InSpectra StO2 System has received U.S. Food and Drug Administration (“FDA”) 510k clearance and CE Mark registration in the European Union. The device provides an absolute measure of local tissue oxygen saturation (StO2), which quantifies the ratio of oxygenated hemoglobin to total hemoglobin in the microcirculation of skeletal or peripheral muscle. This measurement helps clinicians instantly assess and detect changes in the patient’s overall perfusion status, enabling them to make better treatment decisions in critical care settings.

The InSpectra StO2 System uses near infrared spectroscopy to noninvasively provide a continuous, real-time and direct measurement of StO2 in muscle tissue. The InSpectra StO2 Tissue Oxygenation Monitor is configured for use with the single-use sensor, which is applied to the thenar eminence (the muscle at the base of the thumb on the palm side of the hand). The thenar eminence has proven to be the most reliable site for obtaining tissue perfusion readings. It provides consistent results among patients, with minimal influence from factors such as adipose tissue, edema and differences in tissue densities.

There are currently no other clinical methods for directly determining oxygen saturation in the microcirculation of tissue. Blood chemistry tests indirectly indicate tissue oxygenation levels, but the tests can be compromised by alcohol in the patient’s bloodstream and also require blood samples, making them invasive and intermittent. In contrast, the InSpectra StO2 System noninvasively provides a direct, real-time and continuous StO2 reading. Pulse oximeters give clinicians another indication of oxygenation, but SpO2, the measurement taken by pulse oximeters, represents the oxygen saturation of arterial blood and does not reflect how well oxygen is making its way into tissue. The InSpectra StO2 Tissue Oxygenation Monitor measures local tissue oxygen saturation and not arterial blood oxygenation; its readings will vary as the supply and consumption of oxygen change at the measurement site. Transcutaneous PO2 measures the partial pressure of oxygen in the skin and only permits an inference of whether tissue is being oxygenated based on what is being emitted by the skin. Our device measures oxygen saturation in the microcirculation of muscle tissue below the sensor to produce an accurate StO2 reading.

Manufacturing

We manufacture and assemble the InSpectra StO2 Tissue Oxygenation Monitor and the InSpectra StO2 Sensor in our Hutchinson, Minnesota manufacturing facility, using components and subassemblies obtained from outside suppliers. Our manufacturing process complies with the FDA’s Quality System Regulation. We also comply with ISO 13485:2003, an international quality systems standard for manufacturing processes, and our compliance with the ISO standard is audited annually by a third party.

Research and Development

We have conducted, and continue to conduct, clinical studies to demonstrate the effectiveness and value of our technology for patients who are in or may be about to go into shock, as well as for other clinical applications. We also devote research and engineering resources to ongoing product development focused on addressing hemorrhagic shock and have conducted initial research into the potential application of near infrared spectroscopy to the monitoring of septic, cardiogenic and pulmonary shock, all of which involve insufficient tissue perfusion. For 2007, 2006 and 2005, research and development expenses for the BioMeasurement Division were approximately $4,207,000, $6,249,000 and $4,076,000, respectively.

We established a Trauma and Critical Care Advisory Board in 2003 to ensure that the technology we develop addresses real and unanswered medical needs. For the last several years, we have focused on trauma and hemorrhagic shock studies and have conducted a key multi-site trial and several investigator-initiated studies, most of which have been pilot studies. In September 2006 we announced the results of the multi-site StO2 Trauma Study we sponsored that was conducted by seven Level I trauma centers that enrolled 383 trauma patients. It was initiated in 2004 to identify the role StO2 monitoring with our device could play in monitoring the inadequate tissue perfusion associated with hemorrhagic shock. The study was designed to determine whether StO2 measurements on the thenar eminence are an indicator of hypoperfusion (inadequate blood flow and oxygenation). Data from the study show that StO2 measured noninvasively on the thenar eminence is a statistically significant indicator of hypoperfusion in trauma patients and functions as well as base deficit and lactate measures, with the added benefits of being continuous, direct and noninvasive. The results of the StO2 Trauma Study were published in the January 2007 Journal of Trauma.

Our technology and product also may have potential clinical applications beyond the trauma and emergency medicine markets, but additional clinical research and product development may be required before we enter other markets.

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

We estimate that the world-wide trauma market for StO2 monitoring represents up to an $800 million annual market in 2012. We expect our early customers to be large trauma centers in the United States and major medical centers in Europe. We then plan to expand our sales efforts to mid-tier trauma centers in the United States and Europe, as well as other departments of our existing customers. We are selling our device using a direct sales force dedicated to the BioMeasurement Division.

We offer our customers a flexible technology acquisition program that will encourage a short-term, no-cost evaluation followed by an extended sensor purchase program or monitor rental period, as well as direct purchase opportunities. We anticipate that many of our customers will use the product through our sensor purchase program prior to a direct purchase of the monitor.

Competition

The InSpectra StO2 System is currently the only noninvasive tissue oxygenation monitor designed for the trauma and emergency medicine environments. Somanetics Corporation and CAS Medical Systems, Inc. produce devices that use near infrared spectroscopy to monitor levels of cerebral oxygen. ViOptix, Inc. produces a device that uses near infrared spectroscopy to monitor tissue oxygenation, but it is focused on plastic surgery applications. Somanetics Corporation also has launched a product to monitor changes in regional blood oxygen saturation in both cerebral and somatic (torso) tissue. In addition, other companies may have the ability to develop tissue perfusion monitors that use near infrared spectroscopy and that may in the future compete with the InSpectra StO2 System. It is possible that any of these companies, or others, may develop and market a product similar to the InSpectra StO2 System for use in trauma or emergency medicine settings.

We also face competition from alternative clinical methodologies. If trauma clinicians do not incorporate StO2 into their decision making and instead continue to rely on indirect indications of tissue perfusion provided by blood tests, in-dwelling catheters and vital sign parameters, for instance, we may have difficulties selling our product.

GENERAL

Foreign Sales

Sales to foreign-based enterprises for both divisions totaled $356,141,000, $434,979,000 and $387,512,000 for 2007, 2006 and 2005, respectively. Sales to foreign subsidiaries of U.S. corporations totaled $328,743,000, $233,860,000 and $198,905,000 for 2007, 2006 and 2005, respectively. The majority of these sales were to the Pacific Rim region. In addition, we have significant sales to U.S. corporations which use our products in their offshore manufacturing sites.

Intellectual Properties

We regard much of the equipment, processes, information and knowledge that we generate and use in the manufacture of our products as proprietary and protectable under applicable trade secret, copyright and unfair competition laws. In addition, if we develop manufacturing equipment, products and processes for making disk drive products where patents might enhance our position, we have pursued, and we will continue to pursue, patents in the United States and in other countries covering our disk drive products. We also have U.S. and foreign patents issued and pending on the technology employed by the InSpectra StO2 System.

As of September 30, 2007, we held 179 U.S. patents and 43 foreign patents, and we had 82 patent applications pending in the United States and 25 patent applications pending in other countries covering both our Disk Drive Components and our BioMeasurement Divisions. Internally, we protect intellectual property and trade secrets through physical security measures at our facilities, as well as through non-disclosure and non-competition agreements with all employees and confidentiality policies and non-disclosure agreements with consultants, strategic suppliers and customers.

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

Employees

As of September 30, 2007, we had 4,698 employees. The departure of a significant number of our specialized employees who cannot be replaced by comparable personnel would impair our ability to conduct our business. The locations of our plants and the broad span and complexity of technology encompassed by our products and processes limit the number of qualified engineering and other candidates for key positions. We expect that we will continue to use internal training for the development of key employees. None of our employees is subject to a collective bargaining agreement, and we have experienced no related work stoppages. We believe that our employee relations are good.

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

Sales of suspension assemblies and suspension assembly components accounted for 99% of our net sales in 2007, 2006 and 2005. The disk drive industry is intensely competitive and technology changes rapidly, such as during past industry transitions to smaller disks or higher density read/write heads. The industry’s demand for disk drive components also fluctuates. The disk drive industry experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, as in our fourth quarter of 2005. These cycles may affect suppliers to this industry because disk drive manufacturers tend to order more disk drive components than they may need during growth periods, and sharply reduce orders for these components during periods of contraction. From time to time, disk drive manufacturers may compete more aggressively on price and exert downward price pressure on disk drive component suppliers. If there is continued downward pressure on prices of disk drive components, our operating results could be negatively affected.

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

We increase our production capacity and the overhead that supports production based on anticipated market demand. Market demand, however, has not always developed as expected or remained at a consistent level. The underutilization that can result decreases our profitability. For example, in 2007, market demand for our suspension assemblies was below our expectations primarily due to our loss of market share in the mature desktop segment of the disk drive market. This resulted in underutilization of our manufacturing capacity. As a result, our profitability also was below our expectations.

The following factors complicate accurate capacity planning for market demand:

•	changes in the demand for and mix of specific products our customers buy and the features they require;
•	our ability to add and train staff to operate our production equipment in advance of demand;
•	the market’s pace of technological change;
•	variability in our manufacturing yields and productivity; and
•	long lead times for most of our plant and equipment expenditures, requiring major financial commitments well in advance of actual production requirements.

Our inability to plan our capacity requirements accurately and efficiently utilize our production capacity, or our failure to put in place the technologies and capacity necessary to meet market demand, could adversely affect our business, financial condition and results of operations.

Our sales are concentrated in a small customer base.

Although we supply nearly all domestic and foreign-based manufacturers of disk drives and head-gimbal assemblers, sales to our five largest customers constituted 89%, 86% and 89% of net sales in 2007, 2006 and 2005, respectively. Over the years, the disk drive industry has experienced numerous consolidations. In September 2007, TDK Corporation acquired the recording head business of our customer Alps Electric Co., Ltd. In addition, in August 2007, TDK Corporation also announced it had signed a purchase agreement to acquire MPT with an expected closing date by the end of calendar 2007. These consolidations, together with companies exiting the disk drive industry, result in fewer, but larger, customers for our products. The failure by any one of our customers to pay its account balance with us could have a material adverse effect on our results of operations.

The following factors could adversely impact our market share:

•	loss of market share by one of our major customers;
•	change in supply chain alignment by a customer;
•	loss of one or more of our major customers for any reason, including the development by any one customer of the capability to produce suspension assemblies in high volume for its own products; and
•	change in the type of suspension assembly used by a customer.

Any reduction in our market share could have a material adverse effect on our results of operations.

We may not be able to manufacture our products efficiently due to changes in product mix or technology, or other unforeseen events.

We manufacture a wide variety of suspension assemblies with different selling prices and manufacturing costs. Disk drive makers continue to expand their product lines to include drives offering performance characteristics optimized for specific applications, which has resulted in a proliferation of individual disk drive programs. We cannot produce certain low-volume disk drive programs as efficiently as we produce high-volume programs. Our product mix varies as market demand changes. Any substantial variation in product mix can lead to changes in utilization of our equipment and tooling, inventory obsolescence and overstaffing in certain areas, all of which could adversely impact our business, financial condition and results of operations.

Manufacturing yields, efficiencies and processing operations vary from product to product. Newer products often require new or additional manufacturing process steps and typically have lower initial manufacturing yields and efficiencies as we ramp up manufacturing. As a result, new products are frequently more expensive to produce and may not be profitable. We are using new manufacturing processes to produce TSA+ suspension assemblies, which may cause us to experience inefficiencies and lower yields. We have experienced missed shipments and increased sales returns in the past as we ramp up manufacturing of new products, or as new features for our products are introduced, or as new manufacturing processes are implemented. We also may in the future experience missed shipments or increased sales returns. In addition, we may be required to reimburse customers for product costs relating to the incorporation of defective suspension assemblies into our customers’ products. We may not attain our output goals and be profitable with regard to any of our suspension assembly products.

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

If the rate of data density improves at a significantly faster rate than the rate of increase in the demand for disk drive storage, demand for suspension assemblies may decrease.

Disk drive manufacturers have been able to steadily increase data density, and we believe that they will continue to do so for the foreseeable future. Increasing data density permits drive manufacturers to reduce the average number of disks in each disk drive, which in turn reduces the number of components they need per drive, including suspension assemblies. From calendar 1999 through 2002, the rate of improvement in data density exceeded historical rates, and we estimate that the average number of suspension assemblies required per drive decreased from approximately 4.5 in calendar 1999 to approximately 2.5 in calendar 2002. This contributed to a decrease in our total suspension assembly shipments from 583 million in fiscal 1999 to 398 million in fiscal 2002. In calendar 2003, we estimate that the average number of suspension assemblies required per disk drive reached a low point of approximately 2.3. In calendar 2005, we estimate the average number of suspension assemblies required per disk drive increased to 2.8, which benefited demand. We estimate the number has remained relatively stable in calendar 2006 and 2007. If improvements in data density again begin to outpace growth in data storage capacity requirements, then demand for our suspension assemblies may decline and we may not be able to maintain or expand our suspension assembly business.

A slowdown in demand for computer systems and consumer electronics may cause a decline in demand for suspension assemblies.

Our suspension assemblies are components in computers and a variety of consumer electronics products. The demand for these products can be volatile. In a weak economy, consumer spending tends to decline and retail demand for computers and other consumer electronics tends to decrease, as does business demand for computer systems. Demand for suspension assemblies therefore may be adversely impacted as a result of a weaker economy. In addition, in the past, unexpected slowdowns in demand for computer systems and consumer electronics have caused sharp declines in demand for suspension assemblies, resulting in periods during which the supply of suspension assemblies exceeded demand. If an unexpected slowdown in demand for suspension assemblies occurs or if demand decreases as a result of a weakening economy our results of operations will be materially adversely affected as a result of lower revenue and gross margins.

Our investment in developing new process capabilities to produce suspension assemblies could result in significant increases in our operating expenses and may result in a product that is not acceptable to our customers.

Rapid technological change in the disk drive industry, as well as the expanding use of disk drives in a growing range of consumer electronics applications, has led to numerous suspension assembly design changes and tighter performance specifications. To maintain our position in the disk drive industry, we need to develop new process capabilities to achieve the ever increasing performance requirements of our customers. Also, if processes change, we may need to replace, modify or design, build and install equipment. These changes may require additional capital expenditures and increased development and support expenses, which may adversely impact our operating results.

Our 2006 and 2007 research and development expenses increased primarily due to investments in the development of new suspension assembly process capabilities and new products and product features. We expect to continue to have significant research and development expenses for the following new products:

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

We have invested, and continue to invest, a substantial amount of engineering and manufacturing resources to develop process capabilities, including additive processing to produce suspension assembly flexures, to meet the ever increasing performance requirements of our customers. Additive processing involves depositing thin metal layers onto a polyimide surface in the shape of the desired circuitry and then imaging and plating up metal layers to form the suspension’s electrical conductors. Although we expect to have volume production capabilities in place to fulfill customers’ requirements as the transition to TSA+ suspension assemblies begins, we do not expect to generate significant revenue from this product during 2008.

If our development of additive process capabilities is delayed for any reason or if TSA+ suspension assemblies cannot be produced profitably in the quantities and to the specifications required by our customers, we may need to purchase increased quantities of additive components. We may not be able to purchase the necessary quantity of such components on terms acceptable to us or at all. The introduction of new process capabilities for our products increases the likelihood of unexpected quality concerns, which may negatively impact our ability to bring products to market on time and at acceptable costs. Further, most of our current competitors use components produced through additive processing for volume production of suspension assemblies, which may give them an advantage in developing and qualifying new products with our customers. As we transition TSA+ suspension assemblies from development to high-volume manufacturing, we will experience higher cost due to yield loss, production inefficiencies and equipment problems. Furthermore, our additive processing capability is added in large blocks of capacity, so certain equipment will be underutilized until demand develops.

Demand for our suspension assemblies will decline if we are unable to qualify our products in disk drive programs.

We must qualify our products with our customers, including our TSA+ suspension assembly which is not yet in high-volume production. The qualification process for disk drive products can be complex and difficult. We cannot be sure that our suspension assemblies will continue to be selected for design into our customers’ products. If we are unable to obtain additional customer qualifications, or if we cannot qualify our products for high-volume production quantities, or at all, our business, financial condition and results of operations could be materially adversely affected.

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

Our overall operating results in 2005 were favorably impacted by increased demand for data storage in traditional computing applications, as well as in consumer electronics applications, a slower rate of improvement in data density requiring additional disks to achieve the higher storage capacity required for many disk drive applications and our share positions on the types of disk drives in particularly high demand. During the fourth quarter of 2005, however, our operating results were negatively impacted by lighter demand, increased depreciation costs, a shift in product mix toward advanced suspension assembly products that are typically more costly to produce in the ramp-up to higher volume (partially offset by a related increase in our scrap recovery) and increased labor expenses. In the second half of 2006, and in all of 2007, we experienced underutilization of our manufacturing capacity and the associated depreciation and overhead costs. Although we continue to have limited visibility for future demand, we expect our profitability in 2008 will continue to benefit from the cost reductions completed in the third quarter of 2007 but capacity utilization and leverage of fixed costs will continue to be key to improving gross margin. If customer demand for suspension assemblies weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected.

We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our VMI facilities. Our customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary, leading to variability in gross margins and difficulty in estimating our position in the marketplace.

Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. For example, in 2004 our average selling prices declined as a result of planned price reductions triggered by higher volumes of certain suspension assemblies, as well as a change in the mix of products we sold. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product’s life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature. To offset price decreases during a product’s life, we rely primarily on higher sales volume and improving our manufacturing yields and efficiencies to reduce our cost. Disk drive manufacturers are increasingly seeking lower cost designs and suspension assembly pricing is becoming more competitive. For example, in 2007 we competed aggressively to supply suspension assemblies for disk drive programs that are nearing the end of their market lives, and we will continue to do so. While we produce suspension assemblies for these mature products very efficiently, our average selling price for these products is below the overall average selling price for all of our suspension assemblies. If we cannot reduce our manufacturing costs as prices decline during our products’ life cycles, our business, financial condition and results of operations could be materially adversely affected.

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

Competing storage technology may reduce demand for our products.

Other types of data storage technology, such as solid state storage or flash (semiconductor) memory, holographic memory, tape memory and optical (DVD and CD) drives, may become competitive with certain disk drive applications, and thereby could affect the demand for our products. Higher capacity storage needs typically have been better served by disk drives than by solid state storage such as flash memory, as disk drive manufacturers can offer more competitive cost per unit of capacity, while lower capacity needs increasingly are being met by flash memory technology. If flash memory suppliers overcome both the technical and economic limitations of flash memory storage and can offer better performance or more competitive cost per unit of capacity than disk drive products, demand for disk drives, and thus for our products, may decrease. Though consumer applications for flash storage also increase the need for back-up disk drives, mobile applications using flash memory storage also may displace the need for disk drive storage back-up. Our business, financial condition and results of operations could be materially adversely affected if the computer industry adopts technology that replaces disk drives as a computer data storage medium.

Competing process capabilities may reduce demand for our products.

We have historically defined our market leadership position through innovation and technological advancement that has enabled our customers to deploy higher disk drive capacities at lower total costs. If we can no longer differentiate our product features or process capabilities, competing suppliers may have access to a greater percentage of disk drive programs and program share. This inability to differentiate could be caused through our misunderstanding of market requirements, including technology changes, or through a market delay in advancing technology, which could enable a competitor to take market share. The inability to differentiate our product offerings could also allow for supply chain alignments between our customers and other suppliers that could limit our access to available disk drive programs and corresponding market share. These alignments could include share agreements, sole-sourcing conditions or primary access to development programs. Any of the above scenarios could adversely impact our shipment volumes, average selling prices and operational costs.

We may have difficulty obtaining an adequate supply of raw materials that meet our strict specifications at reasonable prices.

Certain types of stainless steel, as well as covercoat and liquid photoresist (liquid compounds used in our manufacturing process), are currently single-sourced because the raw materials provided by these sources meet our strict specifications. We have chosen to obtain certain other materials, including gold salts and a laminate constructed from raw material that contains stainless steel, polyimide and copper, from a limited set of sources because of quality and pricing considerations. If we were not able to obtain an adequate supply of these materials from our current suppliers, we could experience production delays and quality problems.

The price we pay for stainless steel and laminate periodically is reset and can fluctuate with changes in the value of the Japanese yen, which will impact our costs. The price we pay for gold salts and other precious metals has recently been increasing. We typically do not pass this higher price on to our customers. If we could not obtain the materials referred to above in the necessary quantities, with the necessary quality and at reasonable prices, our business, financial condition and results of operations could be materially adversely affected.

BIOMEASUREMENT DIVISION

We do not know when, if ever, our BioMeasurement Division will be profitable.

We have a very limited operating history in the medical device market. Our first-generation device was used primarily for research, and our second-generation product, the InSpectra StO2 System, was introduced to the trauma market late in calendar 2006. We do not know how many systems we will be able to sell, the sales breakdown between monitors and sensors, the margins we can expect or the amount of revenue that the product will generate. We do not have another medical device product for sale, so all of the division’s revenue will be derived from sales of the InSpectra StO2 System. We will continue to spend significant amounts of money on medical device sales and marketing and research and development, which will limit the division’s profitability. We may never generate enough revenue from medical device sales to offset our expenditures on the division.

We do not know whether our only medical product, the InSpectra StO2 System, will achieve market acceptance.

Our marketing strategy must overcome the difficulties inherent in the introduction of new products to the medical community. Clinicians will not use the InSpectra StO2 System unless they conclude, based on clinical data and personal evaluation experience, that StO2 gives them information that is valuable when making treatment decisions. If clinicians continue to rely on other methods when assessing the status of patients experiencing hemorrhagic shock, we will not be successful in selling the InSpectra StO2 System. The development of new medical technology to assess StO2 may render our product obsolete or uneconomical. Additionally, clinicians must be trained to use our InSpectra StO2 System effectively. Convincing clinicians to dedicate the time and energy necessary for adequate training in the use of our device is challenging, and we do not know whether we will be successful in these efforts. If the InSpectra StO2 System is not widely accepted by clinicians, is accepted more slowly than expected or is supplanted by superior technology, our sales may be materially adversely impacted.

The long sales cycle for the InSpectra StO2 System will defer the generation of revenue by our BioMeasurement Division.

We expect that the InSpectra StO2 System will have a long sales cycle because it involves the introduction of and education about a new measurement to potential customers. We believe that the period between initial discussions with a potential customer and a sale of even a single device to that customer could take between six and twelve months, depending on the potential customer’s budget and capital approval process. Training of clinicians also may take a number of weeks after a customer agrees to purchase the InSpectra StO2 System. In addition, reliance by our potential customers on third-party payors, including government programs and private health insurance plans, to reimburse some or all of the cost of patient care, and cost containment measures that health-care providers and third-party payors are instituting, both in the United States and internationally, could harm our ability to sell our product. These factors will create a significant lag in our ability to generate revenue and may contribute to substantial fluctuations in our quarterly operating results going forward, particularly during periods in which our sales volume is relatively low. We also plan to market the device by offering customers an evaluation followed by a sensor purchase program or monitor rental period. These sales methods will further delay the generation of significant revenue.

We currently have limited experience as a company selling, marketing or distributing medical devices, which could impair the BioMeasurement Division’s ability to achieve profitability.

We have limited experience as a company in the marketing, sale and distribution of medical devices. We are marketing the InSpectra StO2 System through a direct sales force. Developing a direct sales force is expensive and time consuming. Additionally, any direct sales force that we develop will be competing against the experienced sales organizations used by other manufacturers of medical devices. We may not be able to develop this capability on a timely basis or at all. We face significant challenges and risks in establishing a direct sales force and marketing our device, including our ability to recruit, train and retain adequate numbers of qualified sales and marketing personnel; the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals and trauma centers to purchase our device or clinicians to use our device; costs associated with hiring, maintaining and expanding a sales and marketing team; and government scrutiny associated with promotional activities in the health-care industry. If we are unable to establish and maintain a direct sales, marketing and distribution network, our BioMeasurement Division may be unable to generate revenue and may not become profitable, which would have a material adverse effect on our financial condition and results of operations.

We may not be able to develop new applications for our product or expand our medical device product line successfully.

For the near term, all of our BioMeasurement Division’s revenue will come through sales of the InSpectra StO2 Tissue Oxygenation Monitor and the InSpectra StO2 Sensor. As a result, our initial success will depend on the success of the InSpectra StO2 System. If we are unable to widely commercialize the use of this system through our marketing initiatives, our BioMeasurement Division will not be profitable. We are conducting research on other applications for the InSpectra StO2 System and our near infrared spectroscopy technology. The development of additional applications will require significant commitments of personnel and financial resources and we cannot be sure that they will be successful. Further, we cannot be sure that any new medical applications or medical devices we develop will receive regulatory approval or market acceptance. If the attempted extensions of our product offerings or new products are not commercially successful, our business, financial condition and results of operations may be materially and adversely affected.

We have limited experience in manufacturing and assembling the InSpectra StO2 System, and we may encounter problems at our manufacturing facility or otherwise experience manufacturing delays or warranty claims that could result in lost revenue.

We have limited experience in manufacturing, assembling or testing medical devices on a commercial scale. In order to produce our InSpectra StO2 System in quantities sufficient to meet our anticipated market demand, we will need to increase our manufacturing capacity by a significant factor over the current level. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, problems with production yields and quality control and assurance. Developing commercial scale manufacturing facilities for our BioMeasurement Division will require the investment of substantial funds and the hiring and retaining of additional management and technical personnel who have the necessary manufacturing expertise. We may not successfully complete the required increase in manufacturing capacity on a timely basis or at all. In addition, all of our manufacturing of the InSpectra StO2 System is conducted at our facilities in Hutchinson, Minnesota. We could encounter problems at these facilities, which could delay or prevent us from maintaining our manufacturing capabilities. Further, if our manufacturing quality control is not adequate, we may experience unanticipated product returns or warranty claims resulting in unforeseen expenses. We may be unable to meet the expected demand for our InSpectra StO2 System, maintain control over our expenses or quality or otherwise adapt to anticipated growth. If we are unable to satisfy demand for our InSpectra StO2 System, market acceptance of our products and our ability to generate revenue could be materially adversely affected.

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

The business of our BioMeasurement Division exposes us to the risk of product liability claims inherent in the testing, manufacturing and marketing of medical devices. Software defects in the monitor or other performance problems in the system could result in the system’s failure to monitor tissue oxygenation accurately, which would subject us to product liability claims, and we may be subject to claims even if a medical failure is due to the actions of medical personnel using our product. Although we have product liability and clinical trial liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, or may not be adequate to cover any successful product liability claims. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations. These liabilities also could prevent or interfere with our product commercialization efforts. Defending a product liability claim, regardless of merit, could be costly, could divert management’s attention from our business and might result in adverse publicity, which could adversely impact our business and financial performance.

GENERAL

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

Our management is required to provide our shareholders a report on our internal controls over financial reporting including an assessment of the effectiveness of these controls to provide reasonable assurance a material misstatement did not occur in our financial statements. Our management has identified a material weakness in our internal control over financial reporting related to deferred tax assets and liabilities, which is discussed in Item 9A of this Annual Report on Form 10-K. As a result, our management has concluded that our internal control over financial reporting as of September 30, 2007 was not effective. While the material weakness did not result in material changes to our consolidated financial statements for the year ended September 30, 2007, it could have had such an effect. We have taken steps to remediate the identified material weakness and to enhance our internal control over financial reporting.

While our management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we cannot assure you that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Other deficiencies may occur in the future. Such deficiencies, particularly a material weakness in internal control over financial reporting, could adversely affect our financial results, the market price of our common stock and our reputation.

We may have to invest a significant amount of funds over the next several years to achieve our long-term growth objectives.

Our business will require significant funds over the next several years. We would likely use these funds for capital expenditures, research and development, debt service and working capital. Our Disk Drive Components Division is highly capital intensive. Our total capital expenditures for both of our divisions were $102,239,000 in 2007, $247,754,000 in 2006 and $197,123,000 in 2005. We currently anticipate spending $75,000,000 on capital expenditures during 2008. In addition, our total research and development expenses for both of our divisions were approximately $55,245,000, or 8% of net sales in 2007, and we expect that they will be approximately 6% of net sales in 2008. Our 2007 Disk Drive Components Division capital expenditures and research and development expenses were primarily for additions to both TSA suspension and TSA+ suspension manufacturing capacity, tooling, facilities and new process technology and capability improvements.

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

We currently have outstanding $225,000,000 aggregate principal amount of the 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”) and $150,000,000 aggregate principal amount of the 2.25% Convertible Subordinated Notes due 2010 (the “2.25% Notes”). We may pursue additional debt or equity financing or other forms of financing to supplement our current capital resources, if needed, in 2008 and beyond. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We may not be able to maintain adequate capital or raise additional capital on reasonable terms or at all, if needed.

The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations;
•	general economic conditions and conditions in the disk drive industry;
•	the perception in the capital markets of our business;
•	our ratio of debt to equity;
•	our financial condition;
•	our business prospects; and
•	changes in interest rates.

Our ability to execute our long-term strategy may depend on our ability to obtain additional long-term debt and equity capital. We have no commitments for additional borrowings, other than our existing $50,000,000 credit facility with LaSalle Bank National Association, or for sales of equity, other than under our existing employee benefit plans. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain additional financing on terms acceptable to us or at all. If we fail to comply with certain covenants relating to our indebtedness, we may need to refinance our indebtedness to repay it. We also may need to refinance our indebtedness at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness.

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

We and certain users of our disk drive industry products have received, and may receive, communications from third parties asserting patents against us or our customers that may relate to certain of our manufacturing equipment or to our products or to products that include our products as a component. In addition, we and certain of our disk drive industry customers have been sued on patents having claims closely related to disk drive industry products we sell. If any third party makes a valid infringement claim against us and we are unable to obtain a license on terms acceptable to us, our business, financial condition and results of operations could be adversely affected. We expect that, as the number of patents issued in connection with our disk drive industry business continues to increase, the volume of intellectual property claims made against us could increase. We may need to engage in litigation to:

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

As described in “Legal Proceedings” below, a federal securities class action suit was filed naming our company and certain of our officers and directors as co-defendants. The suit was dismissed with prejudice by the district court and the dismissal has been appealed to the federal appellate court where it remains pending. A related derivative action also was filed naming our company, as a nominal defendant, all of our present directors and one of our officers as co-defendants, but it was dismissed without prejudice in April 2006. We were informed on May 2, 2007, that the SEC has opened an investigation into possible federal securities law violations by our company, our officers, directors, employees and others, during 2005 and 2006. The investigation includes the matters alleged in the federal securities class action litigation described above. We do not know when or how the investigation might be concluded. We are not able to predict the ultimate outcome of the litigation or investigation.

As described in “Legal Proceedings” below, we have also been named as a defendant in a class action suit brought by current and former production workers. It is possible that any of these matters could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could harm our business.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets, and any difference between our estimates and actual results in those areas could adversely impact our financial position and results of operations.

Estimates of our income tax provision, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets are subject to uncertainty due to the use of estimates, significant management judgment and possible examination by applicable jurisdictions. Valuation allowances arise due to the uncertainty of realizing the benefits of certain tax credits and net operating loss (“NOL”) carryforwards before they expire, and are based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate. At September 30, 2007 and September 24, 2006 we had valuation allowances of $6,827,000 and $5,267,000, respectively, related primarily to certain tax credits and the uncertainty of realizing these benefits before they expire due to certain limitations. In the event that actual results differ from estimates, our financial position and results of operations could be negatively impacted.

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

We own a manufacturing plant in Sioux Falls, South Dakota of approximately 300,000 square feet that is used by our Disk Drive Components Division, approximately 85% of which we currently utilize. Approximately 12% of the square footage in this plant is currently leased to another party.

We lease a building of approximately 100,000 square feet located in Plymouth, Minnesota that is used by our Disk Drive Components Division for stamping operations and office space, approximately 95% of which we currently utilize, and we lease approximately 48,000 square feet of warehouse space located in Brooklyn Park, Minnesota.

We lease a business office in the Netherlands used by our BioMeasurement Division. Through our wholly-owned subsidiaries, we also lease offices used by our Disk Drive Components Division for customer service and support in Japan, Korea, the People’s Republic of China and Thailand.

We believe that our existing facilities will be adequate to meet our currently anticipated requirements for 2008.

Item 3.	Legal Proceedings

Securities Litigation

Our company and six of our present executive officers, two of whom are directors, were named as defendants in a consolidated complaint filed by several investors in the U.S. District Court for the District of Minnesota on May 1, 2006. The consolidated complaint purported to be brought on behalf of a class of all persons (except defendants) who purchased our stock in the open market between October 4, 2004 and August 29, 2005 (the “class period”). The consolidated complaint alleged that the defendants made false and misleading public statements about our company, and our business and prospects, in press releases and SEC filings during the class period, and that the market price of our stock was artificially inflated as a result. The consolidated complaint alleged claims under Sections 10(b) and 20(a) of the Exchange Act. The consolidated complaint sought compensatory damages on behalf of the alleged class in an unspecified amount, interest, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief.

Defendants moved to dismiss the consolidated complaint. By Memorandum Opinion and Order filed on June 4, 2007, the District Court granted defendants’ motion and dismissed the consolidated complaint with prejudice. Plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Eighth Circuit, and the appeal remains pending. We do not know when the Court of Appeals will decide the appeal, or how it might rule.

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

Other Litigation and Proceedings

Our company was named as the defendant in a complaint brought in Hennepin County, Minnesota, District Court by two current and three former employees and served on us on August 28, 2006. On behalf of a class of current and former non-exempt production workers employed by us in Minnesota, the complaint asserts claims based on the federal Fair Labor Standards Act, several statutes and regulations dealing with topics related to wages and breaks, and common law theories, and alleges that we fail to pay our production workers for the time they spend changing into and out of protective clothing and that we do not provide employees the breaks allegedly required by Minnesota law or promised by company policy. On September 18, 2006, we removed the action to the U.S. District Court for the District of Minnesota. The complaint seeks pay for the allegedly unpaid time, an equal amount of liquidated damages, other damages, penalties, attorneys’ fees and interest. The parties have agreed to engage in mediation now scheduled for December 4 and 5, 2007. We are not able to predict the ultimate outcome of the litigation, but it may be costly and disruptive.

We were informed on May 2, 2007 that the SEC has opened an investigation into possible federal securities law violations by our company, our officers, directors, employees and others, during 2005 and 2006. The investigation includes the matters alleged in the federal securities class action litigation described above. We do not know when or how the investigation might be concluded. We are not able to predict the ultimate outcome of the securities class action litigation or the SEC investigation. It is possible that these matters could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could harm our business.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item X.	Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position

Rebecca A. Albrecht	54	Vice President of Human Resources
Kevin D. Bjork	48	Vice President of Quality
Wayne M. Fortun	58	President, Chief Executive Officer and Director
Beatrice A. Graczyk	59	Vice President of Business Development
Jeffrey W. Green	67	Chairman of the Board and Director
John A. Ingleman	61	Senior Vice President and Chief Financial Officer
Richard J. Penn	51	Senior Vice President and President of the BioMeasurement Division
R. Scott Schaefer	54	Vice President and Chief Technical Officer
Kathleen S. Skarvan	51	Vice President and President of the Disk Drive Components Division

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

Mr. Penn was elected Senior Vice President and President of the BioMeasurement Division in April 2007. Mr. Penn was elected Vice President of Sales and Marketing in January 1996, was Vice President of Operations from October 2003 to November 2005, and was Senior Vice President and President of the Disk Drive Components Division from November 2005 to April 2007. Mr. Penn has been with HTI since 1981.

Mr. Schaefer was elected Vice President in May 1990 and is now Vice President and Chief Technical Officer. Mr. Schaefer has been with HTI since 1979.

Ms. Skarvan was elected Vice President and President of the Disk Drive Components Division in April 2007. Ms. Skarvan was initially elected Vice President of Sales and Marketing in October 2003, and was the Vice President of Sales and Marketing, Disk Drive Components Division, from November 2005 to April 2007. Ms. Skarvan was a strategic business unit director at HTI from September 2002 to October 2003, and a Group Vice President at Phillips Plastics, a manufacturing company, from March 2000 to August 2002. Ms. Skarvan joined HTI in 1980 and held management positions in manufacturing, human resources, communications and materials at HTI between 1985 and 2000.

Executive officers are elected annually by the Board of Directors and serve a one-year period or until their successors are elected.

None of the above executive officers is related to each other or to any of our directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $.01 par value, trades on the NASDAQ Global Select Market under the symbol HTCH. For price information regarding our common stock, see Note 13 to the consolidated financial statements contained in Item 15. As of November 29, 2007, our common stock was held by 587 shareholders of record.

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

Performance Graph

Set forth below is a graph comparing, for a period of five fiscal years ended September 30, 2007, the yearly cumulative total shareholder return on our common stock with the yearly cumulative total shareholder return of the S&P 500 Index and the AMEX Disk Drive Index. The comparison of total shareholder returns assumes that $100 was invested on October 1, 2002 in each of our company, the S&P 500 Index and the AMEX Disk Drive Index, and that dividends were reinvested when and as paid.

	HTI’s Fiscal Year
	2002	2003	2004	2005	2006	2007
Hutchinson Technology Incorporated	$100.00	$198.19	$158.10	$160.16	$130.83	$148.73

AMEX Disk Drive Index (DDX)	$100.00	$251.14	$202.84	$227.36	$301.67	$309.54

S&P 500 INDEX	$100.00	$120.48	$134.17	$146.89	$158.91	$184.53

Item 6.	Selected Financial Data

The selected financial data required pursuant to this Item appears on page 64 of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

General

Since the late 1980s, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components to nearly all domestic and foreign-based manufacturers of disk drives and head-gimbal assemblers for all sizes of disk drives. Suspension assemblies are a critical component of disk drives, and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations are affected from time to time by disk drive industry demand changes, adjustments in inventory levels throughout the disk drive supply chain, technological changes that impact suspension assembly demand, shifts in our market position and our customers’ market position, our customers’ production yields and our own product transitions, production yields and production capacity utilization. Our BioMeasurement Division is engaged in the development, production and marketing of products for the medical device market. We do not expect to generate significant revenue from the InSpectra StO2 System during 2008 and anticipate an operating loss for this division.

For calendar 2007 storage industry analysts expect disk drive shipments to reach 480 million units, an increase of about 10% from calendar 2006. The growth in disk drive shipments is resulting from increased demand for data storage in traditional computing applications, as well as in consumer electronics applications. Our shipments of suspension assemblies in 2007 were 865 million, 7% higher than our shipments in 2006. This increase was due to our fiscal year 2007 having 53 weeks and the year-over-year increase in disk drive shipments.

For calendar year 2008, storage industry analysts are forecasting unit shipments of disk drives to increase by at least 10%. This growth in disk drive shipments will, in turn, continue to generate growth in demand for suspension assemblies. We expect that our share in the desktop segment, the largest segment of the market, will continue to decline as certain programs for which we are a major supplier approach the end of their market lives. We expect to counter this decline somewhat by further increasing our share in the faster growing mobile segment and continuing our strong leadership position in the enterprise computing segment.

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

	2006 by Quarter				2007 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth

Suspension assembly shipment quantities	207	205	192	201	225	205	190	246

The decrease in suspension assembly shipments from the second quarter to the third quarter of 2006 resulted, we believe, from seasonally slower demand for disk drives used in desktop applications and certain head-gimbal assemblers and disk drive manufacturers managing existing inventories. We believe the increase in the fourth quarter of 2006 and the first quarter of 2007 reflects a seasonal improvement in the desktop and mobile disk drive segments and growth in the consumer electronics disk drive segment. The decrease in the second quarter of 2007 was primarily due to weaker demand for suspension assemblies used in desktop (more specifically, 3.5-inch ATA) disk drives. The decrease in the third quarter of 2007 was primarily due to continued share loss for our suspension assemblies used in 3.5-inch ATA disk drives and seasonally slower demand. The 3.5-inch ATA segment share loss was partially offset as we continued to improve our position in the faster growing, but smaller, mobile segment of the disk drive market. Our fourth quarter of 2007 shipments increased due to seasonally strong demand for disk drives, our fiscal quarter having fourteen weeks and our continued market share gains in the mobile segment of the disk drive market. We continue to have limited visibility for future demand.

Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. Disk drive manufacturers are increasingly seeking lower cost designs and suspension assembly pricing is becoming more competitive. In 2007 we competed aggressively to supply suspension assemblies for disk drive programs that are nearing the end of their market lives, and we will continue to do so. While we produce suspension assemblies for these mature products very efficiently, our average selling price for these mature products is below the overall average selling price for all of our suspension assemblies. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product’s life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature. To offset price decreases during a product’s life, we rely primarily on higher sales volume and improving our manufacturing yields and efficiencies to reduce our cost. If we cannot increase our sales volume or reduce our manufacturing costs as prices decline during our products’ life cycles, our business, financial condition and results of operations could be materially adversely affected.

In 2006, our average selling price held about flat with our 2005 average selling price as a result of lower program pricing of certain high-volume suspension assemblies, offset by suspension assemblies that include higher priced value-added features such as dual stage actuation, clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers and laminated loadbeams. In 2007, our average selling price declined 5% from our average selling price at the end of 2006 primarily due to a sales mix that included a higher percentage of suspension assemblies for mature disk drive programs. Customers extended the lives of certain mature disk drive programs, and we competed aggressively on these programs. The average selling price is typically lower on suspension assemblies for mature disk drive programs as higher cumulative volumes trigger lower price points and the competitive pressure increases as our competitors’ abilities to manufacture these products improves. We expect our 2008 average selling price to remain relatively flat compared to 2007.

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

Gross margin in 2006 was 20%, down from 28% in 2005, due to higher depreciation and overhead expense coupled with underutilization of manufacturing equipment as we added capacity throughout the year. The negative impact of the underutilization was somewhat mitigated by improvements in yields and labor productivity. In 2007, gross margin was 17% primarily due to higher manufacturing overhead expense coupled with continued underutilization of manufacturing equipment, which was somewhat offset by improvements in labor productivity and yields.

During the third quarter of 2007, we eliminated approximately 500 positions in our workforce, including manufacturing and manufacturing support, administrative and development positions at all plant sites. The workforce reduction resulted in a charge for severance expenses of $6,151,000, which was fully paid during the fourth quarter of 2007. We also recorded a charge of $2,577,000 for the write-off of design costs for a cancelled facility expansion. We estimate that these cost-reduction actions will result in annualized savings of approximately $35,000,000. Our 2008 profitability will continue to benefit from these cost reductions, but capacity utilization and leverage of fixed costs will continue to be key to improving gross margin.

Our suspension assembly business is capital intensive. For 2006, capital expenditures for the year totaled $247,754,000, primarily for additions to both TSA suspension and TSA+ suspension manufacturing capacity, facilities and tooling and for new process technology equipment. In November 2006, we completed an expansion at our manufacturing facility located in Eau Claire, Wisconsin by adding a production bay with an above-ground footprint of approximately 70,000 square feet to accommodate a volume TSA+ suspension production line. For 2007 our capital expenditures were $102,239,000, primarily for TSA+ suspension production capacity, new program tooling and deployment of new process technology and capability improvements. Capital spending for 2008 is currently expected to be approximately $75,000,000.

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

We spent $55,245,000 on research and development in 2007 compared to $52,939,000 in 2006. In 2007, we continued development of the additive processes required for our TSA+ suspension assemblies and development of new process technologies for next-generation suspension assembly products and equipment. Research and development spending specific to our BioMeasurement Division was $4,207,000 in 2007 and $6,249,000 in 2006. BioMeasurement Division spending was lower in 2007 primarily due to decreased product development and clinical research during the year. We expect our research and development spending in 2008 will be approximately 6% of net sales, down from 8% in 2007.

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

We have also developed an additive process and added associated capital equipment for producing TSA+ suspension assemblies. Additive processing involves depositing thin metal layers onto a polyimide surface in the shape of the desired circuitry and then imaging and plating up metal layers to form the suspension’s electrical conductors. We are working with multiple customers on TSA+ suspensions for their next-generation disk drive programs. We have completed installation of a volume TSA+ suspension production line, and we are preparing our TSA+ operations for higher volume. We expect the transition to TSA+ suspensions to take place over the next five to seven years, with the pace of transition determined primarily by the pace at which disk drive makers introduce and ramp production of programs requiring additive processing. As a result, we do not expect to generate significant revenue from this product during 2008. We are also purchasing some additive components to fill other existing customer development requirements.

As we transition TSA+ suspension assemblies from development to high-volume manufacturing, we may experience higher cost due to yield loss, production inefficiencies and equipment problems. Furthermore, our additive processing capability is added in large blocks of capacity, and certain equipment will therefore be underutilized until demand develops. If our development of additive process capabilities is delayed for any reason or if TSA+ suspension assemblies cannot be produced profitably in the quantities and to the specifications required by our customers, we may continue to purchase additive components.

New manufacturing processes for advanced suspension assembly features and suspension assembly types, such as those currently under development, initially have lower manufacturing yields than those for more mature products and processes. Manufacturing yields generally improve as the process and product mature and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of products. Small variations in manufacturing yields can have a significant impact on gross margins.

In addition to increases in suspension assembly demand, improvements to our gross margins and operating margins will depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. Our business is capital intensive and requires a high level of fixed costs. Our margins are sensitive to our level of fixed costs, as well as changes in volume, capacity utilization and product mix. As part of our efforts to improve our operating results, we eliminated approximately 500 positions during the third quarter of 2007. In the future, we may need to increase or decrease our overall employment level to meet customer requirements. Our overall employment level was 5,310 at the end of 2005, 5,433 at the end of 2006 and 4,698 at the end of 2007. In 2005, we also had 148 production workers supplied by temporary staffing agencies.

Market Trends

We expect that the expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software and the growth of new applications for disk storage, such as personal video recorders and portable video players, together with emerging opportunities in other consumer electronics applications, will increase disk drive demand and, therefore, suspension assembly demand in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes, unpredicted high or low market acceptance of new drive models and the end devices that disk drives are used in. In addition, disk drive manufacturers are increasingly seeking lower cost designs and suspension assembly pricing is becoming more competitive.

As in past years, disk drives continue to be the primary storage device of choice for applications requiring shorter access times and higher capacities because of their speed and low cost per gigabyte of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, thereby increasing storage capacity in disk drives or reducing the number of components, including suspension assemblies, required in a disk drive. The continual pursuit of increased data density and lower storage costs is leading to suspension assemblies with finer electrical conductors and further adoption of value-added features for suspension assemblies, such as clad unamount arms, plated grounds, electrostatic protection measures, formed and polished headlifts, a variety of limiter configurations, dampers, laminated loadbeams and dual stage actuation.

The development of next-generation read/write technology and head sizes, continuing improvement in data density and the use of disk drives in consumer electronics applications will require even finer electrical conductors on the suspension assembly. Next-generation disk drives also may require additional electrical conductors. We are investing significantly in developing the process capabilities and related capital equipment required to meet new industry specifications in 2008 and beyond.

The introduction of new types or sizes of read/write heads and disk drives may initially decrease our customers’ yields with the result that we may experience temporary elevations of demand for some types of suspension assemblies. For example, we believe reduced yields for some of our customers due to their transition to higher density read/write heads resulted in increased shipments of our suspension assemblies in 2003 and the first half of 2004. As programs mature, higher customer yields decrease the demand for suspension assemblies. The advent of new heads and new drive designs may require rapid development and implementation of new suspension assembly types, which may temporarily increase our development spending and reduce our manufacturing yields and efficiencies. These changes will continue to affect us.

2007 Operations to 2006 Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales from period to period.

	Percentage of Net Sales
	2007	2006	2005

Net sales	100%	100%	100%
Cost of sales	83	80	72

Gross profit	17	20	28
Research and development expenses	8	7	6
Selling, general and administrative expenses	11	12	13
Severance and other expenses	1	—	—
Dispute settlement	—	(1)	—

Income (loss) from operations	(3)	2	9
Other income, net	1	2	2
Interest income (expense)	1	(1)	—

Income (loss) before income taxes	(1)	3	11
Provision (benefit) for income taxes	(2)	—	2

Net income	1%	3%	9%

Net sales for 2007 were $716,103,000, compared to $721,507,000 for 2006, a decrease of $5,404,000. Suspension assembly sales increased $9,627,000 compared to 2006, primarily as a result of our 2007 fiscal year calendar having 53 weeks and a 7% increase in suspension assembly unit shipments partially offset by a 5% lower average selling price year-over-year. The increase in suspension assembly unit shipments in 2007 was primarily due to an increase in disk drive shipments. The year-over-year decline in average selling price resulted primarily from a sales mix that included a higher percentage of suspension assemblies for mature disk drive programs. Customers extended the lives of certain mature disk drive programs, and we competed aggressively on these programs. The average selling price is typically lower on suspension assemblies for mature disk drive programs as higher cumulative volumes trigger lower prices. Sales of suspension assembly components to other suspension assembly manufacturers decreased $13,439,000, or 43%, compared to 2006 due to decreased shipments as our customers’ programs utilizing our components near the end of their market lives.

Gross profit for 2007 was $122,241,000, compared to $144,900,000 for 2006, a decrease of $22,659,000. Gross profit as a percent of net sales was 17% in 2007 compared to 20% in 2006. The lower gross profit in 2007 was primarily due to a $17,255,000 increase in manufacturing overhead expense compared to 2006, coupled with underutilization of manufacturing equipment. The negative impact of the underutilization was somewhat offset by improvements in labor productivity and yields.

Research and development expenses for 2007 were $55,245,000, compared to $52,939,000 for 2006, an increase of $2,306,000. The increased research and development expenses were due to a $5,481,000 increase in labor expenses resulting from hiring additional personnel to support increased customer-specific suspension assembly development efforts and to develop process technologies for next-generation products, and $2,649,000 of higher customer program development expenses and depreciation expenses. These were partially offset by $6,838,000 of lower purchased supplies expenses and professional services expenses, primarily related to both TSA+ process development in our Disk Drive Components Division and product development in our BioMeasurement Division. Research and development expenses as a percent of net sales were 8% in 2007 and 7% in 2006.

Selling, general and administrative expenses for 2007 were $76,943,000, compared to $84,191,000 for 2006, a decrease of $7,248,000. The lower selling, general and administrative expenses were primarily due to $2,775,000 of lower incentive compensation expenses, $2,585,000 of lower depreciation and lease expenses, $2,342,000 of lower labor expenses in the Disk Drive Components Division due to a decrease in the number of personnel and $1,567,000 of lower purchased supplies expenses. These were partially offset by a $3,128,000 increase in labor expenses for our BioMeasurement Division primarily due to added sales personnel. Selling, general and administrative expenses as a percent of net sales decreased from 12% in 2006 to 11% in 2007.

During the third quarter of 2007, we recorded charges of $8,728,000 comprised of severance expenses for approximately 500 positions eliminated during the quarter and the write-off of design costs for a cancelled facility expansion. The workforce reduction resulted in a charge for severance expenses of $6,151,000, which was fully paid in 2007. The positions eliminated included manufacturing and manufacturing support, administrative and development positions at all plant sites. The write-off of design costs for the cancelled facility expansion amounted to $2,577,000.

During the third quarter of 2006, we recorded an increase to operating income of $5,000,000 as a result of the resolution of a dispute with a former supplier. The full amount was paid to us in 2006.

Loss from operations for 2007 was $18,675,000, compared to income from operations of $12,770,000 for 2006, a decrease of $31,445,000. The lower operating income was due to lower gross profit, severance expenses and the write-off of facility design costs, the dispute settlement income from the third quarter of 2006 and higher research and development expenses, partially offset by the lower selling, general and administrative expenses discussed above. Loss from operations for 2007 included a $17,584,000 loss from operations for our BioMeasurement Division compared to a $14,764,000 loss for 2006.

Other income, net of other expenses, for 2007 was $4,061,000, compared to $5,683,000 in 2006, a decrease of $1,622,000. Other income consists primarily of royalty income.

Interest income for 2007 was $15,414,000, compared to $12,762,000 for 2006, an increase of $2,652,000. The increase in interest income was primarily due to higher investment yields and higher average cash and marketable securities balances.

Interest expense for 2007 was $10,433,000, compared to $7,333,000 for 2006, an increase of $3,100,000. The increase in interest expense for 2007 was primarily due to a higher average debt balance and debt issuance costs, and lower capitalized interest.

The income tax benefit for 2007 was $16,898,000, or an estimated annual effective tax rate of 175%. The pre-tax loss for 2007 resulted in a statutory tax benefit of $3,276,000. The income tax benefit was increased by the current year research and development tax credit and the Foreign Sales Corporation (“FSC”) repeal and Extraterritorial Income Exclusion Act of 2000 (“EIE”) provisions related to the export of U.S. products.

The income tax benefit for 2007 includes reductions for discrete items, including a benefit of $8,108,000 for the completion of a research and development tax credit study which identified additional qualified research expenditures from prior years, $3,945,000 due to a favorable Internal Revenue Service private letter ruling resulting in the release of certain valuation allowances and a benefit from the reinstatement of the federal research and development tax credit retroactive to January 1, 2006.

The tax provision for 2006 was $3,406,000, or an estimated annual effective tax rate of 14%. The tax provision was reduced by the benefit derived from the FSC repeal and EIE provisions related to the export of U.S. products and the research and development tax credit.

Net income for 2007 was $7,265,000, compared to net income of $20,476,000 for 2006, a decrease of $13,211,000. The lower net income was due to lower gross profit, severance expenses and the write-off of facility design costs, the dispute settlement income from the third quarter of 2006 and higher research and development expenses. This was partially offset by the income tax benefit and lower selling, general and administrative expenses discussed above.

2006 Operations to 2005 Operations

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

Gross profit for 2006 was $144,900,000, compared to $174,851,000 for 2005. The increase in net sales discussed above was more than offset by increased manufacturing overhead expense of $119,877,000, compared to 2005, to support the higher level of shipments during the year and added manufacturing capacity. Gross profit as a percent of net sales was 20% in 2006 compared to 28% in 2005. Gross margin in 2006 was negatively impacted by higher depreciation and overhead expense coupled with underutilization of manufacturing equipment as we added capacity. The negative impact of the underutilization was somewhat offset by improvements in yields and labor productivity.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents increased from $40,331,000 at September 24, 2006 to $64,509,000 at September 30, 2007. Our securities available for sale decreased from $250,110,000 to $233,043,000 during the same period. Overall, this reflects a $7,111,000 increase in our cash and cash equivalents and securities available for sale, primarily due to $102,790,000 of cash generated from operations and $7,709,000 in net proceeds from issuances of our common stock for stock options exercised and our employee stock purchase plan during 2007. This was partially offset by capital expenditures of $102,239,000.

In January 2006, we issued $225,000,000 aggregate principal amount of the 3.25% Notes. The 3.25% Notes were issued pursuant to an Indenture dated as of January 25, 2006 (the “Indenture”) between us and LaSalle Bank National Association, as trustee. Interest on the 3.25% Notes is payable on January 15 and July 15 of each year, beginning on July 15, 2006.

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

On December 21, 2005, we entered into an amended and restated Loan Agreement with LaSalle Bank National Association, increasing our $10,000,000 unsecured credit facility to a $50,000,000 unsecured credit facility that provides both revolving loans and letters of credit. As of September 30, 2007, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled $700,000 as of such date, resulting in $49,300,000 of remaining availability under the facility.

During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased), together with related equipment, at our manufacturing site in Eau Claire, Wisconsin for $12,924,000, including $5,069,000 paid in cash and the remainder by our assumption of a mortgage with a 7.15% interest rate that matures in April 2011.

Cash used for capital expenditures totaled $102,239,000 for 2007, compared to $247,754,000 for 2006, and $197,123,000 in 2005. The capital expenditures during 2007 were primarily for additions to both TSA suspension and TSA+ suspension manufacturing capacity, tooling, facilities and for new process technology and capability improvements. We anticipate capital expenditures to be approximately $75,000,000 in 2008, primarily for tooling and manufacturing equipment for new process technology and capability improvements. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents and securities available for sale, our credit facility or additional financing as needed.

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

We completed an expansion of our manufacturing facility located in Eau Claire, Wisconsin in November 2006 by adding a production facility with an above-ground footprint of approximately 70,000 square feet to accommodate a TSA+ suspension volume production line. The facility expansion cost approximately $25,800,000.

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

Certain of our existing financing agreements contain financial covenants, as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and restrict our ability to enter into certain types of financing. As of September 30, 2007, we were in compliance with all covenants in our financing agreements. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.

We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations, our credit facility and additional financing will be sufficient to meet our operating expenses, debt service requirements and capital expenditures through 2008. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all, if needed.

Contractual Obligations

The following table presents our contractual obligations at September 30, 2007 (in thousands):

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years

Long-term debt	$380,288	$1,344	$152,995	$949	$225,000
Interest expense	144,479	11,033	20,073	14,655	98,719
Operating leases	25,909	12,457	9,871	2,255	1,326

Total	$550,676	$24,834	$182,939	$17,859	$325,045

Off-Balance Sheet Arrangements

Letters of credit outstanding under our unsecured credit facility with LaSalle Bank National Association will not be included on our balance sheet unless and until the beneficiary of the letter of credit draws upon it. Letters of credit outstanding under this facility totaled $700,000 as of September 30, 2007, resulting in $49,300,000 of remaining availability. We currently do not have any unconsolidated special purpose entity arrangements.

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

We also store Disk Drive Components Division inventory in VMI facilities, which are warehouses located close to the customer’s manufacturing facilities. Revenue is recognized on sales from such facilities upon the transfer of title and risk of loss, following the customer’s acknowledgement of the receipt of the goods.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire, and are based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate. At September 30, 2007 and September 24, 2006 we had valuation allowances of $6,827,000 and $5,267,000, respectively, related primarily to certain tax credits and the uncertainty of realizing these benefits before they expire due to certain limitations. We will continue to assess the likelihood that the deferred tax assets will be realizable, and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Other Matters

We are involved in certain legal matters which may result in additional future cash requirements. We are unable to estimate the future cash requirements if any. See the discussion of these matters in Note 6 to the consolidated financial statements contained in Item 15.

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

The American Jobs Creation Act of 2004 (“AJCA”) was signed into law on October 22, 2004. The AJCA contains two provisions that affect us. The first provision is the repeal of the EIE provisions, which were phased out on a calendar-year basis with the benefit ending December 31, 2006. The second provision of the AJCA that affects us is the introduction of a deduction for a percentage of income from domestic production activities. The deduction is limited in any fiscal year in which a taxpayer uses NOL carryforwards. For our fiscal year ended September 30, 2007, we will not receive any benefit from this deduction, as we will use NOL carryforwards. The deduction is phased in on a calendar-year basis and will be fully phased in for our fiscal year ending September 25, 2011.

Inflation

Management believes inflation has not had a material effect on our operations or on our financial condition. We cannot be sure that our business will not be affected by inflation in the future.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our credit facility with LaSalle Bank National Association carries interest rate risk, in connection with certain borrowings for which it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the credit facility, interest expense would increase or decrease accordingly. At September 30, 2007, there were no outstanding loans under the credit facility.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At September 30, 2007, we had fixed rate debt of $380,288,000, with a fair market value of approximately $355,534,000.

We are exposed to various market risks and potential loss arising from changes in interest rates in connection with our cash, cash equivalents and marketable securities held in investment accounts.

All of our sales transactions in our Disk Drive Components Division are denominated in U.S. dollars and thus are not subject to risk due to currency exchange fluctuations. Certain sales transactions in our BioMeasurement Division may be denominated in foreign currencies.

Item 8.	Financial Statements and Supplementary Data

The financial statements and notes thereto required pursuant to this Item begin on page 41 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating its controls and procedures.

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were not effective as of September 30, 2007 because of a material weakness in our internal control over financial reporting.

Management’s Report on Internal Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of September 30, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that criteria, the material weakness described below has caused our management to conclude we did not maintain effective internal control over financial reporting as of September 30, 2007.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

Our management determined that the processes and procedures surrounding the preparation and review of the accounting for deferred income tax assets and liabilities did not include adequate reconciliation to supporting documentation and adequate management oversight and review controls. This matter represents a design and operating deficiency which constituted a material weakness that impacted the Income Tax Provision, Income Tax Payable and Deferred Income Tax accounts of the consolidated financial statements.

Management has taken the following measures to address the material weakness identified above and to enhance our internal control over quarterly and year-end financial reporting procedures:

•	improved procedures for the calculation and reconciliation process of our deferred income tax assets and liabilities, including validation of underlying supporting data; and
•	enhanced quarterly management review of the calculation of the deferred income tax assets and liabilities and underlying supporting data.

We anticipate that these remediation actions will represent ongoing improvement measures. While we have taken steps to remediate the material weakness, additional measures may be required. We will assess the effectiveness of our remediation efforts in connection with our management’s tests of internal control over financial reporting in conjunction with our next year-end financial statements.

Our consolidated financial statements as of and for the year ended September 30, 2007 have been audited by Deloitte & Touche LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Deloitte & Touche LLP has also audited our internal control over financial reporting as of September 30, 2007, as stated in its attestation report included in this Annual Report on Form 10-K.

/s/  Wayne M. Fortun
President and Chief Executive Officer

/s/  John A. Ingleman
Senior Vice President and Chief Financial Officer

November 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hutchinson Technology Incorporated:

We have audited Hutchinson Technology Incorporated and subsidiaries’ (the “Company’s”) internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: the Company determined that its processes and procedures surrounding the preparation and review of the accounting for deferred income tax assets and liabilities did not include adequate reconciliation to supporting documentation and adequate management oversight and review. These matters represent a design and operating deficiency and, based upon misstatements requiring correction to the consolidated financial statements that impacted the income tax provision, income tax payable and deferred income tax accounts, constitute a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2007, of the Company, and this report does not affect our report on such consolidated financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements regarding the measures taken to address the material weakness identified in Management’s Report on Internal Controls and Procedures, and the statements by management regarding the remediation efforts.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2007, of the Company, and our report dated November 28, 2007, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP
Minneapolis, Minnesota
November 28, 2007

Item 9B.	Other Information

On November 28, 2007, our board of directors amended our Fiscal Year 2008 Disk Drive Components Division Management Bonus Plan and our Fiscal Year 2008 BioMeasurement Division Bonus Plan to specify that executive officers and certain other management-level employees who provide corporate support to both divisions rather than solely to one division will have a 50% participation level in each of these plans for 2008. Descriptions of these plans as amended are filed as Exhibit 10.6 to this Annual Report on Form 10-K, and are incorporated herein by reference.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2008 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2007. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

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

Incorporated into this item by reference is the information appearing under the heading “Compensation of Executive Officers,” the information regarding compensation committee interlocks and insider participation under the heading “Corporate Governance” and the information regarding compensation of non-employee directors under the heading “Proposal No. 1 — Election of Directors” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated into this item by reference is the information appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated into this item by reference is the information regarding director independence under the heading “Proposal No. 1 — Election of Directors” and the information regarding related person transactions under the heading “Corporate Governance” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Incorporated into this item by reference is the information under “Proposal No. 3 — Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

Consolidated Statements of Operations for the fiscal years ended September 30, 2007, September 24, 2006 and September 25, 2005

Consolidated Balance Sheets as of September 30, 2007 and September 24, 2006

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2007, September 24, 2006 and September 25, 2005

Consolidated Statements of Shareholders’ Investment for the fiscal years ended September 30, 2007, September 24, 2006 and September 25, 2005

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

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).
3.2	Restated By-Laws of HTI, as amended October 12, 2005 (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 10/18/05).
4.1	Instruments defining the rights of security holders. The registrant agrees to furnish the SEC upon request copies of instruments with respect to long-term debt.
4.2	Share Rights Agreement dated as of 7/19/00 between HTI and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI’s Registration Statement on Form 8-A, dated 7/24/00).
4.3	Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074).
4.4	Indenture dated as of 1/25/06 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to HTI’s Current Report on Form 8-K filed 1/26/06).
4.5	Form of 3.25% Convertible Subordinated Note due 2026 (included as part of Exhibit 4.4).
10.1	Office/Warehouse Lease between OPUS Corporation, Lessor, and HTI, Lessee, dated 12/29/95 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 3/24/96), First Amendment to Office/Warehouse Lease dated 4/30/96 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/23/96), and Second Amendment to Office/Warehouse Lease between VV Minneapolis, L.P., as successor-in-interest to OPUS Corporation, Lessor, and HTI, Lessee, dated 4/14/04 (incorporated by reference to Exhibit 10.1 to HTI’s Annual Report on Form 10-K for the year ended September 25, 2005).
10.2	Amended and Restated Loan Agreement dated as of 12/21/05 between HTI and LaSalle Bank National Association (incorporated by reference to Exhibit 10 to HTI’s Current Report on Form 8-K filed 12/28/05).
10.3	Patent License Agreement, effective as of 9/1/94, between HTI and International Business Machines Corporation (incorporated by reference to Exhibit 10.10 to HTI’s Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95).

#10	.4	Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Annex A to HTI’s Proxy Statement for the 2005 Annual Meeting of Shareholders).
#10	.5	Hutchinson Technology Incorporated Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/28/97).
#10	.6	Description of Fiscal Year 2008 Management Bonus Plan of Hutchinson Technology Incorporated.
#10	.7	Form of Non-Statutory Stock Option Agreement (Employee) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.3 to HTI’s Current Report on Form 8-K filed 10/18/05).
#10	.8	Form of Incentive Stock Option Agreement (Employee) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.4 to HTI’s Current Report on Form 8-K filed 10/18/05).
#10	.9	Form of Non-Statutory Stock Option Agreement (Director) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 1/26/06).
#10	.10	Form of Restricted Stock Agreement (Director) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 12/7/04).
#10	.11	Description of 2007 Non-Employee Director Compensation. (incorporated by reference to Exhibit 10.14 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/24/2006).
#10	.12	Separation Agreement with Christina M. Temperante dated September 18, 2007.
21.1		List of Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1		Section 1350 Certifications.

Copies of exhibits will be furnished upon written request and payment of HTI’s reasonable expenses in furnishing the exhibits.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 4, 2007.

HUTCHINSON TECHNOLOGY INCORPORATED

By	/s/ Wayne M. Fortun
Wayne M. Fortun,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 4, 2007.

/s/  Wayne M. Fortun
Wayne M. Fortun,
President and Chief Executive Officer
(Principal Executive Officer) and Director

/s/  John A. Ingleman
John A. Ingleman,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/  W. Thomas Brunberg
W. Thomas Brunberg, Director

/s/  Archibald Cox, Jr.
Archibald Cox, Jr., Director

/s/  Jeffrey W. Green
Jeffrey W. Green, Director

/s/  Russell Huffer
Russell Huffer, Director

/s/  William T. Monahan
William T. Monahan, Director

/s/  Richard B. Solum
Richard B. Solum, Director

/s/  Thomas R. VerHage
Thomas R. VerHage, Director

CONSOLIDATED STATEMENTS OF OPERATIONS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 30, 2007	September 24, 2006	September 25, 2005
	(In thousands, except per share data)

Net sales	$716,103	$721,507	$631,581
Cost of sales	593,862	576,607	456,730

Gross profit	122,241	144,900	174,851
Research and development expenses	55,245	52,939	36,829
Selling, general and administrative expenses	76,943	84,191	80,641
Severance and other expenses (Note 1)	8,728	—	—
Dispute settlement (Note 1)	—	(5,000)	—

Income (loss) from operations	(18,675)	12,770	57,381
Other income, net	4,061	5,683	4,795
Interest income	15,414	12,762	7,738
Interest expense	(10,433)	(7,333)	(2,132)

Income (loss) before income taxes	(9,633)	23,882	67,782
Provision (benefit) for income taxes (Note 3)	(16,898)	3,406	12,901

Net income	$7,265	$20,476	$54,881

Basic earnings per share	$0.28	$0.80	$2.18

Diluted earnings per share	$0.28	$0.77	$1.88

Weighted-average common shares outstanding	25,988	25,611	25,226

Weighted-average common and diluted shares outstanding	26,041	30,815	30,779

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Hutchinson Technology Incorporated and Subsidiaries

	September 30, 2007	September 24, 2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$64,509	$40,331
Securities available for sale	233,043	250,110
Trade receivables, net	101,997	95,391
Other receivables	20,529	14,409
Inventories	61,183	81,298
Deferred tax assets (Note 3)	8,582	8,021
Other current assets (Note 8)	7,444	7,161

Total current assets	497,287	496,721
Property, plant and equipment, at cost:
Land, buildings and improvements	240,711	186,947
Equipment	910,701	787,756
Construction in progress	44,834	141,706
Less: Accumulated depreciation	(738,363)	(644,246)

Net property, plant and equipment	457,883	472,163
Deferred tax assets (Note 3)	79,008	57,867
Other assets (Note 8)	15,811	18,333

	$1,049,989	$1,045,084

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$1,344	$1,252
Accounts payable	29,528	45,090
Accrued expenses	16,535	14,819
Accrued compensation	21,257	21,338

Total current liabilities	68,664	82,499
Convertible subordinated notes	375,000	375,000
Long-term debt, less current maturities	3,944	5,291
Other long-term liabilities	2,834	3,570
Commitments and contingencies (Notes 2, 5 and 6)
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 26,074,000 and 25,638,000 issued and outstanding	261	256
Additional paid-in capital	411,349	398,047
Accumulated other comprehensive loss (gain)	29	(222)
Accumulated earnings	187,908	180,643

Total shareholders’ investment	599,547	578,724

	$1,049,989	$1,045,084

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 30, 2007	September 24, 2006	September 25, 2005
	(In thousands)

OPERATING ACTIVITIES:
Net income	$7,265	$20,476	$54,881
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	118,820	118,640	71,180
Stock-based compensation	4,784	3,694	—
Provision (benefit) for deferred taxes (Note 3)	(21,847)	2,113	15,210
Loss on disposal of assets	12	356	162
Write-off of design costs (Note 1)	2,577	—	—
Changes in operating assets and liabilities (Note 7)	(8,821)	(34,939)	(14,657)

Cash provided by operating activities	102,790	110,340	126,776

INVESTING ACTIVITIES:
Capital expenditures	(102,239)	(247,754)	(197,123)
Purchases of marketable securities	(1,895,490)	(1,958,459)	(654,223)
Sales/maturities of marketable securities	1,912,663	1,881,335	706,661

Cash used for investing activities	(85,066)	(324,878)	(144,685)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	7,709	4,776	23,685
Net proceeds from issuance of convertible subordinated notes	—	219,375	—
Repayment of long-term debt	(1,255)	(1,312)	—
Debt issuance costs	—	(404)	—
Repurchase of common stock (Note 9)	—	(1,299)	(5,747)

Cash provided by financing activities	6,454	221,136	17,938

Net increase in cash and cash equivalents	24,178	6,598	29
Cash and cash equivalents at beginning of year	40,331	33,733	33,704

Cash and cash equivalents at end of year	$64,509	$40,331	$33,733

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

Hutchinson Technology Incorporated and Subsidiaries

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Investment
	(In thousands)

Balance, September 26, 2004	24,394	$244	$363,786	$(588)	$110,110	$473,552
Exercise of stock options	1,152	11	20,815	—	—	20,826
Issuance of common stock	110	1	2,858	—	—	2,859
Tax benefit on stock option exercises	—	—	6,292	—	—	6,292
Repurchase of common stock	(206)	(2)	(3,071)	—	(2,674)	(5,747)
Components of comprehensive income:
Unrealized loss on securities available for sale, net of income taxes of $72	—	—	—	(124)	—
Net income	—	—	—	—	54,881
Total comprehensive income						54,757

Balance, September 25, 2005	25,450	$254	$390,680	$(712)	$162,317	$552,539

Cumulative effect adjustment, net of income taxes of $1,126 (Note 1)					$(1,952)	$(1,952)
Exercise of stock options	114	$1	$1,908	—	—	1,909
Issuance of common stock	146	2	2,865	—	—	2,867
Stock-based compensation (Note 5)	—	—	3,694	—	—	3,694
Repurchase of common stock	(72)	(1)	(1,100)	—	(198)	(1,299)
Components of comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $282	—	—	—	$490	—
Net income	—	—	—	—	20,476
Total comprehensive income						20,966

Balance, September 24, 2006	25,638	$256	$398,047	$(222)	$180,643	$578,724

Exercise of stock options	276	$3	$4,801	—	—	$4,804
Issuance of common stock	160	2	2,903	—	—	2,905
Stock-based compensation (Note 5)	—	—	4,784	—	—	4,784
Tax benefit on stock option exercises	—	—	814	—	—	814
Components of comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $145	—	—	—	$251	—
Net income	—	—	—	—	$7,265
Total comprehensive income						7,516

Balance, September 30, 2007	26,074	$261	$411,349	$29	$187,908	$599,547

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

Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007, our fiscal year 2009. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, our fiscal year 2009. We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated balance sheet and results of operations.

In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. Effective September 26, 2005, we adopted the provisions of SFAS 123(R) using the modified-prospective transition method. As a result of adopting SFAS 123(R), we recorded stock-based compensation expense, included in selling, general and administrative expenses, of $4,784,000 and $3,694,000 for 2007 and 2006, respectively. Results for prior periods have not been restated. See Note 5 to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

Fiscal Year

Our fiscal year is the fifty-two/fifty-three week period ending on the last Sunday in September. The fiscal year ended September 30, 2007 is a fifty-three week period and the fiscal years ended September 24, 2006 and September 25, 2005 are both fifty-two week periods.

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

We also store Disk Drive Components Division inventory in “vendor managed inventory,” or VMI, facilities, which are warehouses located close to the customer’s manufacturing facilities. Revenue is recognized on sales from such facilities upon the transfer of title and risk of loss, following the customer’s acknowledgement of the receipt of the goods.

We also enter into arrangements with customers that provide us with reimbursement for guaranteed capacity. We recognize the associated revenue over the estimated life of the program for which the capacity is guaranteed.

Cash and Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of ninety days or less.

Securities Available for Sale

We account for securities available for sale in accordance with FAS 115, which requires that available-for-sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income within shareholders’ investment, net of applicable income taxes. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in other income. Fair value of the securities is based upon the quoted market price on the last business day of the fiscal year. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. A summary of our securities available for sale as of September 30, 2007 and September 24, 2006 is as follows:

	September 30, 2007
	Cost	Gross Unrealized		Recorded
	Basis	Gains	Losses	Basis

Municipal bonds	$167,353	$40	$—	$167,393
Corporate bonds and notes	54,216	13	—	54,229
Government securities	11,428	—	(7)	11,421

	$232,997	$53	$(7)	$233,043

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

	September 24, 2006
	Cost	Gross Unrealized		Recorded
	Basis	Gains	Losses	Basis

Municipal bonds	$140,944	$21	$—	$140,965
Corporate bonds and notes	53,917	—	(54)	53,863
Government securities	55,599	—	(317)	55,282

	$250,460	$21	$(371)	$250,110

As of September 30, 2007, $214,173,000 of our securities available for sale mature within one year and $18,870,000 mature within one to three years.

Trade Receivables

We grant credit to customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $101,997,000 at September 30, 2007 and $95,391,000 at September 24, 2006 are net of allowances of $416,000 and $1,618,000, respectively. As of September 30, 2007, allowances of $416,000 consisted of a $19,000 allowance for doubtful accounts and a $397,000 allowance for sales returns. As of September 24, 2006, allowances of $1,618,000 consisted of a $553,000 allowance for doubtful accounts and a $1,065,000 allowance for sales returns.

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

		Increases in the	Reductions in the
	Beginning	Allowance Related to	Allowance for Returns	Ending
	Balance	Warranties Issued	Under Warranties	Balance

2007	$1,065	$1,523	$(2,191)	$397
2006	$596	$6,760	$(6,291)	$1,065

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at September 30, 2007 and September 24, 2006:

	2007	2006

Raw materials	$21,108	$21,868
Work in process	11,980	17,698
Finished goods	28,095	41,732

	$61,183	$81,298

Property and Depreciation

Property, plant and equipment are stated at cost. Costs of renewals and betterments are capitalized and depreciated. Maintenance and repairs are charged to expense as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

Buildings and leasehold improvements are depreciated on a straight-line basis and equipment is depreciated using a 150% declining balance method or straight-line basis for financial reporting purposes. Property is depreciated using primarily accelerated methods for tax reporting purposes. Estimated useful lives for financial reporting purposes are as follows:

Buildings	25 to 35 years
Leasehold improvements	5 to 10 years
Equipment	1 to 15 years

Engineering and Process Development

Our engineers and technicians are responsible for the implementation of new technologies, as well as process and product development and improvements. Expenditures related to these activities totaled $88,462,000 in 2007, $81,530,000 in 2006 and $62,149,000 in 2005. Of these amounts, $55,245,000 in 2007, $52,939,000 in 2006, and $36,829,000 in 2005 are classified as research and development expenses, with the remainder, relating to quality, engineering and manufacturing support, classified as cost of sales.

Severance and Other Expenses

During the third quarter of 2007, we recorded charges of $8,728,000 comprised of severance expenses for approximately 500 positions eliminated during the quarter and the write-off of design costs for a cancelled facility expansion. The workforce reduction resulted in a charge for severance expenses of $6,151,000 which was fully paid in 2007. The positions eliminated included manufacturing and manufacturing support, administrative and development positions at all plant sites. The write-off of design costs for the cancelled facility expansion amounted to $2,577,000.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing the benefits of certain tax credits and net operating loss (“NOL”) carryforwards before they expire, and are based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate. At September 30, 2007 and September 24, 2006 we had valuation allowances of $6,827,000 and $5,267,000, respectively, related primarily to certain tax credits and the uncertainty of realizing these benefits before they expire due to certain limitations. We will continue to assess the likelihood that the deferred tax assets will be realizable, and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

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

	2007	2006	2005

Net income	$7,265	$20,476	$54,881
Plus: Interest expense on convertible subordinated notes	—	4,034	4,034
Less: Additional profit-sharing expense and income tax provisions	—	(914)	(1,094)

Net income available to common shareholders	$7,265	$23,596	$57,821

Weighted-average common shares outstanding	25,988	25,611	25,226
Dilutive potential common shares	53	5,204	5,553

Weighted-average common and diluted shares outstanding	26,041	30,815	30,779

Basic earnings per share	$0.28	$0.80	$2.18
Diluted earnings per share	$0.28	$0.77	$1.88

Diluted earnings per share for 2007 excludes potential common shares of 2,340,000 using the treasury stock method and potential common shares of 5,027,000 using the if-converted method for the 2.25% Notes, as they were antidilutive. Diluted earnings per share for 2006 excludes potential common shares of 1,322,000 using the treasury stock method, as they were antidilutive. Diluted earnings per share for 2005 excludes potential common shares of 20,000 using the treasury stock method, as they were antidilutive.

2.	Financing Arrangements

Long-Term Debt

	2007	2006

3.25% Notes	$225,000	$225,000
2.25% Notes	150,000	150,000
Eau Claire building mortgage	5,288	6,543

Total debt	380,288	381,543
Less: Current maturities	(1,344)	(1,252)

	$378,944	$380,291

In January 2006, we issued $225,000,000 aggregate principal amount of the 3.25% Notes. The 3.25% Notes were issued pursuant to an Indenture dated as of January 25, 2006 (the “Indenture”) between us and LaSalle Bank National Association, as trustee. Interest on the 3.25% Notes is payable on January 15 and July 15 of each year, beginning on July 15, 2006.

We have the right to redeem for cash all or a portion of the 3.25% Notes on or after January 21, 2011 at specified redemption prices, as provided in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Holders of the 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

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

Certain of our existing financing agreements contain financial covenants, as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and may restrict our ability to enter into certain types of financing. As of September 30, 2007, we were in compliance with all covenants in our financing agreements. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on acceptable terms, our future financial results and liquidity could be materially adversely affected.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

Maturities of long-term debt subsequent to September 30, 2007 are as follows:

2008	$1,344
2009	1,444
2010	151,551
2011	949
2012	—
Thereafter	225,000

$380,288

3.	Income Taxes

The provision (benefit) for income taxes consists of the following:

	2007	2006	2005

Current:
Federal	$4,027	$1,465	$1,834
State	922	(172)	(4,634)
Deferred	(21,847)	2,113	15,701

	$(16,898)	$3,406	$12,901

The deferred provision (benefit) is composed of the following:

	2007	2006	2005

Asset bases, lives and depreciation methods	$(7,818)	$(9,078)	$(7,020)
Reserves and accruals not currently deductible	(1,816)	(2,206)	2,996
Tax credits and NOL carryforwards	(13,773)	13,175	20,446
Valuation allowance	1,560	222	(721)

	$(21,847)	$2,113	$15,701

A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

	2007	2006	2005

Statutory federal income tax rate	(34)%	35%	35%
Effect of:
State income taxes, net of federal income tax benefits	(2)	—	(2)
Tax benefits of the Foreign Sales Corporation/Extraterritorial Income Exclusion	(11)	(21)	(10)
Valuation allowance on NOL carryforwards and/or use of tax credits	(119)	(1)	(4)
Other permanent differences	4	1	—
Other adjustments	(13)	—	—

	(175)%	14%	19%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

The following table shows the significant components of our deferred tax assets:

	2007	2006

Current deferred tax assets:
Receivable allowance	$152	$592
Inventories	4,857	3,722
Accruals and other reserves	3,573	3,707

Total current deferred tax assets	8,582	8,021
Long-term deferred tax assets:
Property, plant and equipment	36,678	28,860
Deferred income	2,428	1,317
Tax credits	35,485	19,957
Net operating loss carryforwards	11,244	13,000
Valuation allowance	(6,827)	(5,267)

Total long-term deferred tax assets	79,008	57,867

Total deferred tax assets	$87,590	$65,888

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2007, our deferred tax assets included $35,485,000 of unused tax credits, of which $5,731,000 can be carried forward indefinitely and $29,754,000 expire at various dates beginning in 2009. The increase in our research and development tax credit increased our tax credits by $12,040,000 from 2006 to 2007. At September 30, 2007, our balance sheet included $11,244,000 of deferred tax assets related to NOL carryforwards that will begin to expire in 2018. As of September 30, 2007, we had an estimated NOL carryforward of approximately $27,253,000 for U.S. federal tax return purposes. A valuation allowance of $6,827,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire. The increase in the allowance from 2006 to 2007 is due to an increase of $4,500,000 from the analysis of expected federal and state credit utilization and expected state NOL utilization, partially offset by $3,945,000 from the release of certain valuation allowances due to a favorable Internal Revenue Service private letter ruling. “Other Adjustments,” in the table above, relates to adjustments to prior year deferred taxes and state tax credits.

4.	Fair Value of Financial Instruments

The financial instruments that we hold are primarily of a traditional nature. For most instruments, including receivables, accounts payable and accrued expenses, we believe that the carrying amounts approximate fair value because of their short-term nature. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

Long-Term Debt

The fair values of our 3.25% Notes and 2.25% Notes are estimated based on the closing market price of the respective Notes as of the end of the fiscal year. The estimated fair values of our financial instruments are as follows:

	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$64,509	$64,509	$40,331	$40,331
Securities available for sale	233,043	233,043	250,110	250,110
2.25% Notes	150,000	147,465	150,000	140,103
3.25% Notes	225,000	202,781	225,000	211,388
Eau Claire building mortgage	5,288	5,288	6,543	6,543

5.	Employee Benefits

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

Stock Options

As of September 30, 2007, we had two stock option plans under which up to 8,000,000 common shares are reserved for issuance, of which options representing 7,686,400 common shares had been granted. Under both plans, options may be granted to any employee, including our officers, and to our non-employee directors, and have been granted with an exercise price equal to the closing sale price of a share of our common stock on the NASDAQ Global Select Market on the trading date immediately prior to the date the options were granted. Options under one plan are no longer granted because the maximum number of shares available for option grants under that plan has been reached. Under the other plan, options also may be granted to certain non-employees at a price not less than the closing sale price of a share of our common stock on the NASDAQ Global Select Market on the trading date immediately prior to the date the options were granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of our Board of Directors that administers the plans. Options granted under the plans before November 2005 generally became exercisable in full one year from the date of grant, and options granted since November 2005 generally become exercisable as to 50% of the shares on each of the second and third anniversaries of the date of grant.

We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $4,784,000 and $3,694,000 for 2007 and 2006, respectively. In accordance with SFAS 123(R), there was no tax benefit from recording this non-cash expense. In accordance with the modified-prospective transition method permitted by SFAS 123(R), results for prior periods have not been restated.

As of September 30, 2007, $7,293,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of approximately twenty months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

Prior to adopting SFAS 123(R), we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the fiscal year ended September 25, 2005:

2005

Net income:
As reported	$54,881
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax and profit sharing effects	(4,014)

Pro forma	$50,867

Net income per common and common equivalent share:
Basic earnings per share:
As reported	$2.18
Pro forma	$2.02
Diluted earnings per share:
As reported	$1.88
Pro forma	$1.75

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during 2007 and 2006 was $12.86 and $14.92, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	2007	2006

Risk-free interest rate	4.7%	4.5%
Expected volatility	45%	45%
Expected life (in years)	7.7	7.4
Dividend yield	—	—

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during 2007 are summarized in the following table:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price($)	Life(yrs.)

Outstanding at September 24, 2006	3,109,546	25.08	5.3
Granted	539,600	23.01
Exercised	(275,910)	17.41
Expired	(110,769)	28.70

Outstanding at September 30, 2007	3,262,467	25.27	5.4

Vested or expected to vest at September 30, 2007	3,253,873	25.27	5.4

Options exercisable at September 30, 2007	2,313,696	25.36	4.1

The aggregate intrinsic value at year-end of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding for 2007, 2006 and 2005 was $5,265,000,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

$2,845,000 and $10,847,000, respectively. The aggregate intrinsic value at year-end of our stock options exercisable for 2007, 2006 and 2005 was $4,434,000, $2,845,000 and $10,847,000, respectively.

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices ($)	Number Outstanding	Contractual Life(yrs.)	Exercise Price($)	Number Exercisable	Exercise Price($)

14.81-20.00	603,080	2.6	18.86	603,080	18.86
20.01-25.00	1,409,379	5.8	23.39	887,117	23.61
25.01-30.00	591,173	6.2	28.07	167,664	29.58
30.01-45.06	658,835	6.6	32.63	655,835	32.64

Total	3,262,467	5.4	25.27	2,313,696	25.36

Employee Benefit Plans

We have a defined contribution plan covering our employees. Our contributions to the plan were $10,663,000 in 2007, $9,836,000 in 2006 and $8,894,000 in 2005.

We sponsor a self-insured comprehensive medical and dental plan for qualified employees that is funded by contributions from plan participants and from us. Contributions are made through a Voluntary Employee’s Benefit Association Trust. We recognized expense related to these plans of $27,401,000 in 2007, $23,455,000 in 2006 and $17,185,000 in 2005.

6.	Commitments and Contingencies

Operating Leases

We are committed under various operating lease agreements. Total rent expense under these operating leases was $15,400,000 in 2007, $14,138,000 in 2006 and $10,214,000 in 2005.

Future minimum payments for all operating leases with initial or remaining terms of one year or more subsequent to September 30, 2007 are as follows:

Operating
Leases

2008	$12,457
2009	6,659
2010	3,212
2011	1,409
2012	846
Thereafter	1,326

Total minimum lease payments	$25,909

Legal Proceedings

Securities Litigation.  Our company and six of our present executive officers, two of whom are directors, were named as defendants in a consolidated complaint filed by several investors in the U.S. District Court for the District of Minnesota on May 1, 2006. The consolidated complaint purported to be brought on behalf of a class of all persons (except defendants) who purchased our stock in the open market between October 4, 2004 and August 29, 2005 (the “class period”). The consolidated complaint alleged that the defendants made false and misleading public statements about our company, and our business and prospects, in press releases and SEC filings during the class period, and that the market price of our stock was artificially

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

inflated as a result. The consolidated complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act. The consolidated complaint sought compensatory damages on behalf of the alleged class in an unspecified amount, interest, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief.

Defendants moved to dismiss the consolidated complaint. By Memorandum Opinion and Order filed on June 4, 2007, the District Court granted defendants’ motion and dismissed the consolidated complaint with prejudice. Plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Eighth Circuit, and the appeal remains pending. We do not know when the Court of Appeals will decide the appeal, or how it might rule.

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

Other Litigation and Proceedings.  Our company was named as the defendant in a complaint brought in Hennepin County, Minnesota, District Court by two current and three former employees and served on us on August 28, 2006. On behalf of a class of current and former non-exempt production workers employed by us in Minnesota, the complaint asserts claims based on the federal Fair Labor Standards Act, several statutes and regulations dealing with topics related to wages and breaks, and common law theories, and alleges that we fail to pay our production workers for the time they spend changing into and out of protective clothing and that we do not provide employees the breaks allegedly required by Minnesota law or promised by company policy. On September 18, 2006, we removed the action to the U.S. District Court for the District of Minnesota. The complaint seeks pay for the allegedly unpaid time, an equal amount of liquidated damages, other damages, penalties, attorneys’ fees and interest. The parties have agreed to engage in mediation now scheduled for December 4 and 5, 2007. We are not able to predict the ultimate outcome of the litigation but it may be costly and disruptive.

We were informed on May 2, 2007 that the SEC has opened an investigation into possible federal securities law violations by our company, our officers, directors, employees and others, during 2005 and 2006. The investigation includes the matters alleged in the federal securities class action litigation described above. We do not know when or how the investigation might be concluded. We are not able to predict the ultimate outcome of the securities class action litigation or the SEC investigation. It is possible that these matters could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could harm our business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

7.	Supplementary Cash Flow Information

	2007	2006	2005

Changes in operating assets and liabilities:
Receivables, net	$(12,726)	$(13,600)	$(19,885)
Inventories	20,115	(26,518)	(19,461)
Other assets	(4,785)	(1,713)	2,800
Accounts payable and accrued expenses	(10,689)	6,082	22,054
Other long-term liabilities	(736)	810	(195)

	$(8,821)	$(34,939)	$(14,657)

Cash paid for:
Interest (net of amount capitalized)	$8,668	$4,015	$1,703
Income taxes	641	631	1,290
Non-cash investing activities:
Capital expenditures in accounts payable	5,231	7,365	27,826

Capitalized interest was $2,577,000 in 2007, $2,824,000 in 2006 and $1,944,000 in 2005. Interest is capitalized using an overall borrowing rate for assets that are being constructed or otherwise produced for our own use. Interest capitalized during 2007 was primarily for increases in both TSA suspension and TSA+ suspension production capacity, process technology and capability improvements, facility construction, new business systems and new program tooling.

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

At September 30, 2007, the mortgage balance totaled $5,288,000.

8.	Other Assets

During the second quarter of 2002, we prepaid $26,000,000 related to a technology and development agreement. As of September 30, 2007, the unamortized portion of the prepayment was $8,097,000, of which $3,407,000 was included in “Other current assets” and $4,690,000 was included in “Other assets” on the accompanying consolidated balance sheet. The unamortized portion will be amortized over the remaining term of the agreement, which ends in 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

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

The following table represents net sales by product for each reportable segment.

	2007	2006	2005

Net sales:
Disk Drive Components Division
Suspension assemblies	$691,790	$682,163	$608,809
Other products	23,800	38,980	2,304

Total Disk Drive Components Division	715,590	721,143	631,113
BioMeasurement Division	513	364	468

	$716,103	$721,507	$631,581

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

The following table represents operating income (loss) for each reportable segment.

	2007	2006	2005

Income (loss) from operations:
Disk Drive Components Division	$(1,091)	$27,534	$66,069
BioMeasurement Division	(17,584)	(14,764)	(8,688)

	$(18,675)	$12,770	$57,381

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

Sales to foreign locations were as follows:

	2007	2006	2005

Foreign-based enterprises	$356,141	$434,979	$387,512
Foreign subsidiaries of U.S. corporations	328,743	233,860	198,905

	$684,884	$668,839	$586,417

The majority of these foreign location sales were to the Pacific Rim region. In addition, we had significant sales to U.S. corporations that used our products in their offshore manufacturing sites.

Revenue assigned based on product shipment location and long-lived assets by geographic area are as follows:

	2007	2006	2005

Revenue:
Thailand	$346,608	$264,705	$219,078
Hong Kong	206,892	200,331	182,020
Japan	106,374	187,104	180,090
United States	31,219	52,668	45,164
China	24,473	16,420	4,901
Other foreign countries	537	279	328

	$716,103	$721,507	$631,581

Long-lived assets:
United States	$456,099	$471,532	$349,935
Other foreign countries	1,784	631	585

	$457,883	$472,163	$350,520

Sales to customers in excess of 10% of net sales are as follows:

	2007	2006	2005

SAE Magnetics, Ltd./TDK	29%	28%	29%
Seagate Technology LLC	26	15	8
Western Digital Corporation	20	15	19
Alps Electric Co., Ltd.	8	20	22
Innovex, Inc.	4	8	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

12.	Other Matters

The American Jobs Creation Act of 2004 (“AJCA”) was signed into law on October 22, 2004. The AJCA contains two provisions that affect us. The first provision is the repeal of the Extraterritorial Income Exclusion Act of 2000 provisions, which were phased out on a calendar-year basis with the benefit ending December 31, 2006.

The second provision of the AJCA that affects us is the introduction of a deduction for a percentage of income from domestic production activities. The deduction is limited in any fiscal year in which a taxpayer uses NOL carryforwards. For 2007, we will not realize any benefit from this deduction, as we will use NOL carryforwards. The deduction is phased in on a calendar-year basis and will be fully phased in for our fiscal year ending September 25, 2011.

13.	Summary of Quarterly Information (unaudited)

The following table summarizes unaudited financial data for 2007 and 2006.

	2007 by Quarter						2006 by Quarter(1)
	First	Second	Third		Fourth		First	Second	Third		Fourth

Net sales	$188,882	$170,681	$156,686		$199,854		$184,560	$186,395	$169,979		$180,573
Gross profit	35,610	29,961	20,979		35,691		39,600	41,964	32,491		30,845
Income from operations	1,984	(5,250)	(21,369	)(3)	5,960		4,340	7,250	3,322	(2)	(2,142)
Income before income taxes	5,174	(2,948)	(19,579)		7,720		7,156	9,703	6,055		968
Net income	5,813	(3,646)	(13,480)		18,578	(4)	5,990	8,269	6,196		21
Net income per share:
Basic	0.22	(0.14)	(0.52)		0.71		0.24	0.32	0.24		0.00
Diluted	0.22	(0.14)	(0.52)		0.62		0.22	0.29	0.23		0.00
Price range per share:
High	24.40	24.02	23.82		25.15		28.84	31.08	30.53		22.20
Low	20.99	20.63	18.00		18.35		24.00	25.93	20.96		17.69

The price range per share, reflected above, is the highest and lowest bids as quoted on the NASDAQ Global Select Market during each quarter.

(1)	Effective September 26, 2005, we elected early application of SAB 108. In accordance with SAB 108, we reduced our opening retained earnings for 2006 by $1,952,000, net of tax of $1,126,000, and adjusted our financial results for the first three quarters of 2006 as shown in the tables in Note 1 to the consolidated financial statements, as well as in the above table. We consider these adjustments to be immaterial to prior periods.

(2)	During the third quarter of 2006, we recorded an increase to operating income of $5,000,000 as a result of the resolution of a dispute with a former supplier.

(3)	During the third quarter of 2007, we recorded charges of $8,728,000 comprised of severance expenses for approximately 500 positions eliminated during the quarter and the write-off of design costs for a cancelled facility expansion. The workforce reduction resulted in a charge for severance expenses of $6,151,000 which was fully paid in 2007. The positions eliminated included manufacturing and manufacturing support, administrative and development positions at all plant sites. The write-off of design costs for the cancelled facility expansion amounted to $2,577,000.

(4)	The fourth quarter of 2007 income tax benefit includes reductions for discrete items, including a benefit of $8,108,000 for the completion of a research and development tax credit study which identified additional qualified research expenditures from prior years, $3,945,000 from a favorable Internal Revenue Service private letter ruling resulting in the release of certain valuation allowances and a benefit from the reinstatement of the federal research and development tax credit retroactive to January 1, 2006.

INDEPENDENT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hutchinson Technology Incorporated:

We have audited the accompanying consolidated balance sheets of Hutchinson Technology Incorporated and subsidiaries (the “Company”) as of September 30, 2007 and September 24, 2006, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and September 24, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 28, 2007, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

As discussed in Note 1 to the consolidated financial statements, effective September 26, 2005, the Company changed its approach for quantifying and evaluating the materiality of unrecorded misstatements by adopting Securities and Exchange Commission Staff Accounting Bulletin No. 108. As discussed in Note 5 to the consolidated financial statements, effective September 26, 2005, the Company changed its method of accounting for share-based compensation by adopting Statement of Financial Accounting Standard No. 123(R), Share-Based Payment.

/s/  Deloitte & Touche LLP

Minneapolis, Minnesota
November 28, 2007

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Hutchinson Technology Incorporated and Subsidiaries

		Additions
	Balance at	Charged	Other		Balance at
	Beginning of	to Costs and	Changes Add		End of
	Period	Expenses	(Deduct)		Period
		(In thousands)

2005:
Allowance for doubtful accounts receivable	$683	$(64)	$(3	)(1)	$616
Reserve for sales returns and allowances	779	1,696	(1,879	)(2)	596

	$1,462	$1,632	$(1,882)		$1,212

2006:
Allowance for doubtful accounts receivable	$616	$(63)	$—		$553
Reserve for sales returns and allowances	596	6,760	(6,291	)(2)	1,065

	$1,212	$6,697	$(6,291)		$1,618

2007:
Allowance for doubtful accounts receivable	$553	$(482)	$(52	)(1)	$19
Reserve for sales returns and allowances	1,065	1,523	(2,191	)(2)	397

	$1,618	$1,041	$(2,243)		$416

(1)	Uncollectible accounts receivable written off, net of recoveries.

(2)	Returns honored and credit memos issued.

ELEVEN-YEAR SELECTED FINANCIAL DATA

Hutchinson Technology Incorporated and Subsidiaries

Annual
Growth
5	10
Year	Year		2007	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
						(In thousands, except per share data and number of employees)
						(unaudited)

		FOR THE YEAR:
13%	5%	Net sales	$716,103	$721,507	$631,581	$469,696	$498,946	$390,694	$401,236	$459,572	$580,270	$407,616	$453,232
6%	0%	Gross profit (loss)	122,241	144,900	174,851	130,355	154,658	90,417	36,724	36,149	93,666	(3,636)	117,279
		Percent of net sales	17%	20%	28%	28%	31%	23%	9%	8%	16%	(1)%	26%
—	—	Income (loss) from operations	$(18,675)	$12,770	$57,381	$38,885	$81,483	$24,425	$(64,631)	$(98,416)	$23,333	$(65,124)	$52,716
		Percent of net sales	(3)%	2%	9%	8%	16%	6%	(16)%	(21)%	4%	(16)%	12%
(13)%	(16)%	Net income (loss)	$7,265	$20,476	$54,881	$73,113	$64,502	$15,002	$(56,277)	$(73,612)	$17,638	$(48,411)	$41,909
		Percent of net sales	1%	3%	9%	16%	13%	4%	(14)%	(16)%	3%	(12)%	9%
26%	2%	Capital expenditures	$102,239	$247,754	$197,123	$93,085	$52,023	$31,916	$32,047	$64,657	$120,596	$206,888	$82,639
26%	11%	Research and development expenses	55,245	52,939	36,829	28,258	14,945	17,663	23,241	21,433	23,106	20,360	20,185
13%	11%	Depreciation expenses	111,796	113,149	70,502	57,377	57,837	61,627	85,454	91,194	92,635	50,544	38,299
(23)%	(16)%	Cash flow from operating activities	102,790	110,340	126,776	95,432	131,618	48,091	61,463	69,679	81,176	(12,824)	76,816
		AT YEAR END:
17%	4%	Receivables	$122,526	$109,800	$96,200	$76,345	$65,858	$55,953	$46,625	$64,708	$81,766	$78,135	$86,044
18%	8%	Inventories	61,183	81,298	54,780	35,319	31,290	27,110	21,193	32,516	40,984	25,780	27,189
12%	9%	Working capital	428,623	414,222	275,888	322,911	343,706	244,730	247,074	270,609	309,447	101,114	173,156
20%	10%	Net property, plant and equipment	457,883	472,163	350,520	213,761	176,559	181,494	211,262	283,659	352,936	335,289	175,253
13%	9%	Total assets	1,049,989	1,045,084	799,538	688,392	638,956	562,101	594,940	683,933	751,849	549,478	429,839
20%	17%	Total debt and capital leases	380,288	381,543	150,000	150,000	150,000	151,374	206,900	233,872	219,733	222,860	78,194
		Total debt and capital leases as a percentage of total capitalization(1)	39%	40%	21%	24%	26%	30%	38%	37%	32%	48%	22%
11%	8%	Shareholders’ investment	$599,547	$578,724	$552,539	$473,552	$431,375	$356,961	$338,266	$392,489	$464,959	$236,830	$282,958
		Return on shareholders’ investment	1%	4%	10%	16%	16%	4%	(15)%	(17)%	5%	(19)%	20%
7%	(4)%	Number of employees, including production temporaries	4,699	5,433	5,459	3,911	3,656	3,362	3,454	4,729	7,701	7,764	7,181
1%	3%	Shares of stock outstanding	26,074	25,638	25,450	24,394	25,917	25,355	25,171	24,830	24,744	19,780	19,619
		PER SHARE INFORMATION:
(14)%	(19)%	Net income (loss) — diluted	$0.28	$0.77	$1.88	$2.42	$2.21	$0.59	$(2.25)	$(2.97)	$0.75	$(2.46)	$2.21
10%	5%	Shareholders’ investment (book value)	22.99	22.57	21.64	19.41	16.64	14.08	13.44	15.81	18.79	11.97	14.42
		Price range
(2)%	(4)%	High	25.15	31.08	42.43	38.40	36.85	27.19	24.44	30.00	51.25	35.44	38.38
7%	4%	Low	18.00	17.69	25.65	21.61	15.21	12.81	13.38	9.38	11.88	13.81	12.75

(1)	Total capitalization consists of total debt and capital leases and shareholders’ investment.