Form 10-Q
period 2007-12-30
HUTCHINSON TECHNOLOGY INC
filed 2008-02-05
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 30, 2007
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
Yes ☑            No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐      Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of February 1, 2008 the registrant had 26,392,261 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	December 30,	September 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$82,851	$64,509
Securities available for sale	237,515	233,043
Trade receivables, net	99,141	101,997
Other receivables	20,451	20,529
Inventories	68,749	61,183
Deferred tax assets (Note 7)	7,606	8,582
Other current assets (Note 8)	8,031	7,444

Total current assets	524,344	497,287
Property, plant and equipment, net	450,339	457,883
Deferred tax assets (Note 7)	78,804	79,008
Other assets (Note 8)	13,821	15,811

	$1,067,308	$1,049,989

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$1,377	$1,344
Accounts payable	29,849	29,528
Accrued expenses	18,527	16,535
Accrued compensation	21,921	21,257

Total current liabilities	71,674	68,664
Convertible subordinated notes	375,000	375,000
Long-term debt, less current portion	3,473	3,944
Uncertain tax positions (Note 7)	6,072	—
Other long-term liabilities	1,416	2,834
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 26,363,000 and 26,074,000 issued and outstanding	264	261
Additional paid-in capital	419,228	411,349
Accumulated other comprehensive (loss) gain	(17)	29
Accumulated earnings	190,198	187,908

Total shareholders’ investment	609,673	599,547

	$1,067,308	$1,049,989

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended
	December 30,	December 24,
	2007	2006
Net sales	$173,077	$188,882
Cost of sales	140,160	153,272

Gross profit	32,917	35,610
Research and development expenses	10,410	14,109
Selling, general and administrative expenses	18,363	19,517
Litigation charge (Note 12)	2,494	—

Income from operations	1,650	1,984
Other income, net	641	1,810
Interest income	4,273	3,689
Interest expense	(2,960)	(2,309)

Income before income taxes	3,604	5,174
Provision (benefit) for income taxes	1,314	(639)

Net income	$2,290	$5,813

Basic earnings per share	$0.09	$0.22

Diluted earnings per share	$0.09	$0.22

Weighted-average common shares outstanding	26,240	25,869

Weighted-average common and diluted shares outstanding	26,404	30,974

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(In thousands)

	Thirteen Weeks Ended
	December 30,	December 24,
	2007	2006
OPERATING ACTIVITIES:
Net income	$2,290	$5,813
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,811	28,158
Stock-based compensation	1,224	916
Provision (benefit) for deferred taxes (Note 7)	1,198	(3,875)
Gain on disposal of assets	(14)	—
Litigation charge (Note 12)	2,494	—
Changes in operating assets and liabilities (Note 10)	181	5,224

Cash provided by operating activities	35,184	36,236

INVESTING ACTIVITIES:
Capital expenditures	(18,417)	(36,875)
Purchases of marketable securities	(492,276)	(437,166)
Sales/maturities of marketable securities	487,777	413,534

Cash used for investing activities	(22,916)	(60,507)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	6,512	5,358
Repayment of long-term debt	(438)	(307)

Cash provided by financing activities	6,074	5,051

Net increase (decrease) in cash and cash equivalents	18,342	(19,220)

Cash and cash equivalents at beginning of period	64,509	40,331

Cash and cash equivalents at end of period	$82,851	$21,111

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Columnar dollar amounts in thousands, except per share amounts)
When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2008” mean our fiscal year ending September 28, 2008, references to “2007” mean our fiscal year ended September 30, 2007, references to “2006” mean our fiscal year ended September 24, 2006, references to “2005” mean our fiscal year ended September 25, 2005, references to “2004” mean our fiscal year ended September 26, 2004, references to “2003” mean our fiscal year ended September 28, 2003 and references to “2002” mean our fiscal year ended September 29, 2002 .
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
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. Effective October 1, 2007, the beginning of our fiscal year, we adopted FIN 48. The adoption of FIN 48 resulted in a reclassification of $6,035,000 of gross unrecognized tax benefits from accrued expenses to uncertain tax positions, as shown in Note 7 of our notes to condensed consolidated financial statements.

(3) BUSINESS AND CUSTOMERS
We are the world’s leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. We developed our leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. We are focused on continuing to develop suspension assemblies and component-level suspension assembly parts, such as flexures and baseplates, which address the rapidly changing requirements of the hard disk drive industry. We also are engaged in the development, production and commercialization of products for the medical device market. We do not expect to generate significant revenue from these products during 2008 and anticipate an operating loss for our BioMeasurement Division.
A breakdown of customer sales is as follows:

	Percentage of Net Sales
	Thirteen Weeks Ended
	December 30,	December 24,
	2007	2006
Five Largest Customers	96%	87%

Sales to Major Customers:
Seagate Technology LLC	31%	23%
SAE Magnetics, Ltd./TDK	31%	28%
Western Digital Corporation	25%	17%
Fujitsu Limited	7%	7%
Innovex, Inc.	2%	6%
Alps Electric Co., Ltd.	2%	12%
(4) TRADE RECEIVABLES
We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $99,141,000 at December 30, 2007 and $101,997,000 at September 30, 2007 are net of allowances of $385,000 and $416,000, respectively. As of December 30, 2007, allowances of $385,000 consisted of a $9,000 allowance for doubtful accounts and a $376,000 allowance for sales returns. As of September 30, 2007, allowances of $416,000 consisted of a $19,000 allowance for doubtful accounts and a $397,000 allowance for sales returns.
We generally warrant that the products sold by us will be free from defects in materials and workmanship for a period of one year or less following delivery to our customer. Upon determination that the products sold are defective, we typically accept the return of such products and refund the purchase price to our customer. We record a provision against revenue for estimated returns on sales of our products in the same period that the related revenues are recognized. We base the allowance on historical product returns, as well as existing product return authorizations. The following table reconciles the changes in our allowance for sales returns under warranties:

	Increases in the	Reductions in the
	Allowance Related	Allowance for
September 30,	to Warranties	Returns Under	December 30,
2007	Issued	Warranties	2007
$397	$857	$(878)	$376

(5) INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at December 30, 2007 and September 30, 2007:

	December 30,	September 30,
	2007	2007
Raw materials	$29,376	$21,108
Work in process	10,901	11,980
Finished goods	28,472	28,095

	$68,749	$61,183

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

	Thirteen Weeks Ended
	December 30,	December 24,
	2007	2006
Net income	$2,290	$5,813
Plus: interest expense on convertible subordinated notes	—	1,008
Less: additional profit-sharing expense and income tax provisions	—	(150)

Net income available to common shareholders	$2,290	$6,671

Weighted-average common shares outstanding	26,240	25,869
Dilutive potential common shares	164	5,105

Weighted-average common and diluted shares outstanding	26,404	30,974

Basic earnings per share	$0.09	$0.22

Diluted earnings per share	$0.09	$0.22

Diluted earnings per share for the thirteen weeks ended December 30, 2007 excludes potential common shares of 1,734,000 using the treasury stock method and potential common shares of 5,027,000 using the if-converted method for the 2.25% Notes, as they were antidilutive.

(7) INCOME TAXES
The following table details the significant components of our deferred tax assets:

	December 30,	September 30,
	2007	2007
Current deferred tax assets:
Receivable allowance	$140	$152
Inventories	3,437	4,857
Accruals and other reserves	4,029	3,573

Total current deferred tax assets	7,606	8,582

Long-term deferred tax assets:
Property, plant and equipment	35,531	36,678
Deferred income	2,357	2,428
Tax credits	35,829	35,485
Net operating loss carryforwards	12,010	11,244
Valuation allowance	(6,923)	(6,827)

Total long-term deferred tax assets	78,804	79,008

Total deferred tax assets	$86,410	$87,590

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 30, 2007, our deferred tax assets included $35,829,000 of unused tax credits, $5,779,000 of which can be carried forward indefinitely and $30,050,000 of which begin to expire at various dates beginning in 2009. At December 30, 2007, our balance sheet included $12,010,000 of deferred tax assets related to net operating loss (“NOL”) carryforwards which begin to expire in 2018. As of December 30, 2007 we had an estimated NOL carryforward of approximately $27,253,000 for United States federal tax return purposes. A valuation allowance of $6,923,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits and NOL carryforwards before they expire.
Effective October 1, 2007, the beginning of our fiscal year, we adopted FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109. First, the tax position is evaluated for recognition by determining if it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the tax position is deemed “more likely than not” to be sustained, the tax position is then assessed to determine the amount of the benefit to be recognized in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.
The adoption of FIN 48 resulted in a reclassification of $6,035,000 of gross unrecognized tax benefits from accrued expenses to uncertain tax positions. These gross unrecognized tax benefits will affect our effective tax rate if realized. At December 30, 2007 our total unrecognized tax benefits on our condensed consolidated balance sheet were $6,072,000. Our policy is to record interest expense and penalties within the provision for income taxes on the consolidated statements of operations. As of the adoption of FIN 48, no interest expense or penalties have been included in the gross amount of the unrecognized tax benefits.
The major jurisdictions we file income tax returns in are U.S federal and various U.S. states. In the U.S. federal jurisdiction we are no longer subject to examination for fiscal years prior to 2004. For U.S. state jurisdictions we are no longer subject to examination for fiscal years prior to 2003. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities, if they either have been or will be used in a future period.

The timing of the resolution of uncertain tax positions and/or closure on audits is highly uncertain; however, we believe it is unlikely that the unrecognized tax benefits would materially change in the next 12 months.
The income tax provision for the thirteen weeks ended December 30, 2007 was based on an estimated annual effective tax rate of 36%. The annual effective tax rate increased compared to the thirteen weeks ended December 24, 2006 due to the loss of the Extraterritorial Income Exclusion Act (“EIE”) benefit related to the export of U.S. products and the expiration of the federal research and development tax credit as of December 31, 2007.
The income tax provision for the thirteen weeks ended December 24, 2006 was based on an estimated annual effective tax rate of negative 14% considering the combined prior and current year effects of the reinstatement of the federal research and development tax credit retroactive to January 1, 2006. Excluding the prior year effect of the reinstatement of the federal research and development tax credit, our 2007 annual effective tax rate was estimated at 5%. This rate was below the statutory federal rate primarily due to the reinstatement of the federal research and development tax credit and the benefit derived from the EIE provision related to the export of U.S. products. The effective tax rate for the first quarter of 2007 of negative 12% reflects the discrete item related to the reinstatement of the federal research and development tax credit.
(8) OTHER ASSETS
During the second quarter of 2002, we prepaid $26,000,000 related to a technology and development agreement. As of December 30, 2007, the unamortized portion of the prepayment was $7,270,000, of which $3,567,000 was included in “Other current assets” and $3,703,000 was included in “Other assets” on the accompanying condensed consolidated balance sheet. The unamortized portion will be amortized based on estimated product shipments over the remaining term of the agreement, which ends in 2010.
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
During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our Eau Claire, Wisconsin manufacturing site, together with related equipment, for $12,924,000, which included the assumption of a mortgage by us with a 7.15% interest rate that matures in April 2011. At December 30, 2007, the mortgage balance totaled $4,850,000.
On December 21, 2007, we and our wholly-owned subsidiary Hutchinson Technology Asia, Inc. (“HTA”) entered into a second amended and restated Loan Agreement with LaSalle Bank National Association. This amendment permits borrowing by HTA, permits borrowing in foreign-denominated currency up to a U.S. dollar equivalent of $10,000,000, and extends the agreement’s maturity date by two years to January 31, 2011. We continued our $50,000,000 unsecured credit facility that provides both revolving loans and letters of credit. As of December 30, 2007, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled $700,000 as of such date, resulting in $49,300,000 of remaining availability under the facility.
Certain of our existing financing agreements contain financial covenants as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and restrict our ability to enter into certain types of financing. As of December 30, 2007, we were in compliance with all covenants in our financing agreements. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.
(10) SUPPLEMENTARY CASH FLOW INFORMATION

	Thirteen Weeks Ended
	December 30,	December 24,
	2007	2006
Changes in operating assets and liabilities:
Receivables, net	$2,934	$(4,410)
Inventories	(7,566)	5,075
Other assets	(355)	175
Accounts payable and accrued expenses	515	4,907
Other long-term liabilities	4,653	(523)

	$181	$5,224

Cash paid for:
Interest (net of amount capitalized)	$—	$150
Income taxes	—	902

Non-cash investing activities:
Capital expenditures in accounts payable	$5,308	$5,853

Capitalized interest for the thirteen weeks ended December 30, 2007 was $235,000 compared to $907,000 for the thirteen weeks ended December 24, 2006. Interest is capitalized using an overall borrowing rate for assets that are being constructed or otherwise produced for our own use. Interest capitalized during the thirteen weeks ended December 30, 2007 was primarily for development of new process technology and capability improvements, TSA+ suspension production capacity and new program tooling.
(11) STOCK-BASED COMPENSATION
We have an employee stock purchase plan that provides for the sale of our common stock at discounted purchase prices. The cost per share under this plan is 85% of the lesser of the fair market value of our common stock on the first or last day of the purchase period, as defined. The discount associated with this plan has been recorded as compensation expense.
We have a stock option plan under which options have been granted to employees, including our officers, and directors at an exercise price not less than the fair market value of our common stock at the date the options are granted. Options also may be granted to certain non-employees. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of our Board of Directors that administers the plan. Options granted under the plan prior to November 2005 generally were exercisable one year from the date of grant. Options granted under the plan since November 2005 are exercisable two to three years from the date of grant.
We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $1,224,000 and $916,000 for the thirteen weeks ended December 30, 2007 and December 24, 2006, respectively. In accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” there was no tax benefit from recording this non-cash expense.
As of December 30, 2007, $12,240,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately twenty-three months.
We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirteen weeks ended December 30, 2007 and December 24, 2006 were $13.01 and $12.79, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirteen Weeks Ended
	December 30,	December 24,
	2007	2006
Risk-free interest rate	3.7%	4.7%
Expected volatility	40.0%	45.0%
Expected life (in years)	7.6	7.6
Dividend yield	—	—
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the thirteen weeks ended December 30, 2007 are summarized as follows:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual	Aggregate
	Shares	Exercise Price ($)	Life (yrs.)	Intrinsic Value ($)
Outstanding at September 30, 2007	3,262,467	25.27	5.4	$5,265,000
Granted	521,400	26.21		—
Exercised	(252,035)	23.58		—
Expired	(52,880)	28.68		—

Outstanding at December 30, 2007	3,478,952	25.48	6.2	$8,954,000

Options exercisable at December 30, 2007	2,236,840	25.67	4.5	$6,760,000

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
Range of	Number	Contractual	Weighted-Average	Number	Weighted-Average
Exercise Prices ($)	Outstanding	Life (yrs.)	Exercise Price ($)	Exercisable	Exercise Price ($)
14.81-20.00	561,260	2.4	18.85	561,260	18.85
20.01-25.00	1,183,804	6.4	23.19	675,292	23.33
25.01-30.00	1,098,743	7.8	27.19	368,143	28.42
30.01-45.06	635,145	6.3	32.63	632,145	32.64

Total	3,478,952	6.2	25.48	2,236,840	25.67

(12) LEGAL CONTINGENCIES
Securities Litigation
Our company and six of our present executive officers, two of whom are directors, were named as defendants in a consolidated complaint filed by several investors in the U.S. District Court for the District of Minnesota on May 1, 2006. The consolidated complaint purported to be brought on behalf of a class of all persons (except defendants) who purchased our stock in the open market between October 4, 2004 and August 29, 2005 (the “class period”). The consolidated complaint alleged that the defendants made false and misleading public statements about our company, and our business and prospects, in press releases and SEC filings during the class period, and that the market price of our stock was artificially inflated as a result. The consolidated complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The consolidated complaint sought compensatory damages on behalf of the alleged class in an unspecified amount, interest, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief.
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

Other Litigation and Proceedings
Our company was named as the defendant in a complaint brought in Hennepin County, Minnesota, District Court by two current and three former employees and served on us on August 28, 2006. On behalf of a class of current and former non-exempt production workers employed by us in Minnesota, the complaint asserts claims based on the federal Fair Labor Standards Act, several statutes and regulations dealing with topics related to wages and breaks, and common law theories, and alleges that we fail to pay our production workers for the time they spend gowning and ungowning at the beginning and end of their shifts and meal breaks and that we do not provide employees the breaks allegedly required by Minnesota law or promised by company policy. An amended complaint asserts similar claims on behalf of current and former Wisconsin and South Dakota employees. On September 18, 2006, we removed the action to the U.S. District Court for the District of Minnesota. The complaint seeks pay for the allegedly unpaid time, an equal amount of liquidated damages, other damages, penalties, attorneys’ fees and interest. We have reached a tentative settlement with the plaintiffs, which is subject to court approval. During the thirteen weeks ended December 30, 2007 we recorded a litigation charge of $2,494,000 related to the tentative settlement of this class-action lawsuit.
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
(13) SEGMENT REPORTING
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

The following table represents net sales by product for each reportable segment and operating income (loss) for each reportable segment.

	Thirteen Weeks Ended
	December 30,	December 24,
	2007	2006
Net sales:
Disk Drive Components Division:
Suspension assemblies	$171,564	$178,951
Other products	1,332	9,849

Total Disk Drive Components Division	172,896	188,800

BioMeasurement Division	181	82

	$173,077	$188,882

Income (loss) from operations:
Disk Drive Components Division	$6,821	$5,665
BioMeasurement Division	(5,171)	(3,681)

	$1,650	$1,984

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.
(14) SUBSEQUENT EVENT
On February 4, 2008, we announced that our board of directors has approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock. The repurchase of the common stock may be made from time to time in the open market or through privately negotiated transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we refer to “we,” “our,” “us,” “HTI” or the “company,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2008” mean our fiscal year ending September 28, 2008, references to “2007” mean our fiscal year ended September 30, 2007, references to “2006” mean our fiscal year ended September 24, 2006, references to “2005” mean our fiscal year ended September 25, 2005, references to “2004” mean our fiscal year ended September 26, 2004, references to “2003” mean our fiscal year ended September 28, 2003 and references to “2002” mean our fiscal year ended September 29, 2002.
GENERAL
Since the late 1980s, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components to nearly all domestic and foreign-based manufacturers of disk drives and head-gimbal assemblers for all sizes of disk drives. Suspension assemblies are a critical component of disk drives, and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations are affected from time to time by disk drive industry demand changes, adjustments in inventory levels throughout the disk drive supply chain, technological changes that impact suspension assembly demand, shifts in our market position and our customers’ market position, our customers’ production yields and our own product transitions, production yields and production capacity utilization. From time to time we have researched the benefits and feasibility of manufacturing our disk drive products in Asia, and we are currently evaluating the possible advantages of establishing an Asian assembly operation.
Our BioMeasurement Division is engaged in the development, production and commercialization of products for the medical device market. We do not expect to generate significant revenue from the InSpectra™ StO2 System during 2008 and anticipate an operating loss for this division.
For calendar 2007 disk drive shipments are estimated to have reached 497 million units, an increase of about 14% from calendar 2006. The growth in disk drive shipments resulted from increased demand for data storage in traditional computing applications, as well as in consumer electronics applications. Our shipments of suspension assemblies in 2007 were 865 million, 7% higher than our shipments in 2006. This increase was due to the year-over-year increase in disk drive shipments and our fiscal year 2007 having 53 weeks.
For calendar year 2008, storage industry analysts are forecasting unit shipments of disk drives to increase by about 12% from calendar 2007. This growth in disk drive shipments, coupled with growth in average disk drive capacities, is expected to result in strong industry-wide demand for suspension assemblies. We expect to continue growing our market share in the 2.5-inch mobile segment and sustain our leading market share in the enterprise segment. In addition, we are working with customers to regain market share in the 3.5-inch ATA segment on next-generation disk drive programs.
The following table sets forth our suspension assembly shipment quantities in millions for the periods indicated:

2007 by Quarter
First	225
Second	205
Third	190
Fourth	246

2008 by Quarter
First	213

The decrease in suspension assembly shipments from the first quarter to the second quarter of 2007 was primarily due to seasonally slower demand for disk drives, including weaker demand for suspension assemblies used in desktop (more specifically, 3.5-inch ATA) disk drives. The decrease in the third quarter of 2007 was primarily due to continued share loss for our suspension assemblies used in 3.5-inch ATA disk drives and seasonally slower demand. The 3.5-inch ATA segment share loss was partially offset as we continued to improve our position in the faster growing, but smaller, mobile segment of the disk drive market. Our fourth quarter of 2007 shipments increased due to seasonally stronger demand for disk drives, including a customer’s accelerated purchases at the end of the quarter to realize volume price breaks, as well as our fiscal quarter having fourteen weeks and our continued market share gains in the mobile segment of the disk drive market. The decrease in the first quarter of 2008 reflects the impact of a customer’s accelerated purchases late in the fourth quarter of 2007, which resulted in lower demand from that customer this quarter, and our first quarter having thirteen weeks. Without these factors, our total suspension assembly shipments in the first quarter of 2008 would have increased modestly as compared to the fourth quarter of 2007. We continue to have limited visibility for future demand.
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
For 2007, our average selling price declined 5% from our average selling price for 2006 primarily due to a sales mix that included a higher percentage of suspension assemblies for mature disk drive programs. Customers extended the lives of certain mature disk drive programs, and we competed aggressively on these programs. The average selling price is typically lower on suspension assemblies for mature disk drive programs as higher cumulative volumes trigger lower price points and the competitive pressure increases as our competitors’ abilities to manufacture these products improves. In the first quarter of 2008, our average selling price was relatively unchanged from the end of 2007. We expect our 2008 average selling price to remain relatively flat compared to 2007.
We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our “vendor managed inventory,” or VMI, facilities. Certain agreements with our customers also provide that we maintain minimum finished goods inventory levels for them.
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
Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as changes in:
•	demand or customer requirements;

•	utilization of existing or newly added production capacity;

•	manufacturing yields or efficiencies;

•	product and feature mix;

•	selling prices;

•	production and engineering costs associated with production of new products and features; and

•	costs of materials, including gold salts.
Gross margin in 2007 was 17%, down from 20% in 2006, primarily due to higher manufacturing overhead expense coupled with continued underutilization of manufacturing equipment, which was partially offset by improvements in labor productivity and yields. In the first quarter of 2008, gross margin was 19% compared with 18% in the fourth quarter of 2007. Gross margin also benefited from cost reductions completed during the third quarter of 2007.
During the third quarter of 2007, we eliminated approximately 500 positions in our workforce, including manufacturing and manufacturing support, administrative and development positions at all plant sites. The workforce reduction resulted in a charge for severance expenses of $6,151,000, which was fully paid during the fourth quarter of 2007. We estimate that these cost-reduction actions will result in annualized savings of approximately $35,000,000. Our 2008 profitability will continue to benefit from these cost reductions, but capacity utilization and leverage of fixed costs will continue to be key to improving gross margin. We also recorded a charge of $2,577,000 for the write-off of design costs for a cancelled facility expansion in the third quarter of 2007.
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
We have also developed an additive process and added associated capital equipment for producing TSA+ suspension assemblies. Additive processing involves depositing thin metal layers onto a polyimide surface in the shape of the desired circuitry and then imaging and plating up metal layers to form the suspension’s electrical conductors. We are working with multiple customers on TSA+ program development for their future disk drive programs and we are encouraged by the high level of customer interest in our TSA+ product. We have completed installation of a volume TSA+ suspension production line, and we are making good progress in optimizing our processes, and we plan to initiate volume production on our TSA+ manufacturing lines in 2008. We expect the transition to TSA+ suspensions to take place over the next five to seven years, with the pace of transition determined primarily by the pace at which disk drive makers introduce and ramp production of programs requiring additive processing. We do not expect to generate significant revenue from this product during 2008. We are also purchasing some additive components to fill other existing customer development requirements.
We spent $55,245,000 on research and development in 2007 compared to $52,939,000 in 2006. In 2007, we continued development of the additive processes required for our TSA+ suspension assemblies and development of new process technologies for next-generation suspension assembly products and equipment. Research and development spending specific to our BioMeasurement Division was $4,207,000 in 2007 and $6,249,000 in 2006. BioMeasurement Division spending was lower in 2007 primarily due to decreased product development and clinical research during the year. During the first quarter of 2008, we spent $10,410,000, or 6% of net sales, on research and development, with $1,137,000 specific to our BioMeasurement Division. We expect our research and development spending in 2008 will be approximately 6% of net sales, down from 8% in 2007.

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
Our suspension assembly business is capital intensive. For 2007 our capital expenditures were $102,239,000, primarily for TSA+ suspension production capacity, new program tooling and deployment of new process technology and capability improvements. Capital spending for the first quarter of 2008 was $18,417,000. We expect our capital expenditures to total approximately $75,000,000 in 2008.
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
In addition to increases in suspension assembly demand, improvements to our gross margins and operating margins will depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. Our business is capital intensive and requires a high level of fixed costs. Our margins are sensitive to our level of fixed costs, as well as changes in volume, capacity utilization and product mix. As part of our efforts to improve our operating results, we eliminated approximately 500 positions during the third quarter of 2007. In the future, we may need to increase or decrease our overall employment level to meet customer requirements. Our overall employment level was 5,433 at the end of 2006, 4,698 at the end of 2007 and 4,751 at the end of the first quarter of 2008.
RESULTS OF OPERATIONS
Thirteen Weeks Ended December 30, 2007 vs. Thirteen Weeks Ended December 24, 2006
Net sales for the thirteen weeks ended December 30, 2007 were $173,077,000, compared to $188,882,000 for the thirteen weeks ended December 24, 2006, a decrease of $15,805,000. Suspension assembly sales decreased $7,387,000 from the thirteen weeks ended December 24, 2006 primarily due to decreased suspension assembly unit shipments. The decrease in unit shipments was primarily due to a customer’s accelerated purchases late in the fourth quarter of 2007, which resulted in lower demand from that customer in the first quarter of 2008, and share loss for our suspension assemblies used in 3.5-inch ATA disk drives. These were partially offset by our improved position in the faster growing, but smaller, mobile segment of the disk drive market. Sales of suspension assembly components to other suspension assembly manufacturers were $28,000, a decrease of $7,855,000. Suspension assembly component sales decreased due to decreased shipments as our customers’ programs utilizing our components were approaching the end of their market lives.

Gross profit for the thirteen weeks ended December 30, 2007 was $32,917,000, compared to $35,610,000 for the thirteen weeks ended December 24, 2006, a decrease of $2,693,000. Gross profit as a percent of net sales was 19% for both periods. The lower gross profit was primarily due to the lower suspension assembly and suspension assembly component sales discussed above, partially offset by lower inventory obsolescence and scrap expense.
Research and development expenses for the thirteen weeks ended December 30, 2007 were $10,410,000, compared to $14,109,000 for the thirteen weeks ended December 24, 2006, a decrease of $3,699,000. The decrease was attributable to $3,749,000 of lower expenses primarily related to the classification of the costs of running the TSA+ manufacturing lines as cost of goods sold beginning in the fourth quarter of 2007. As a percent of net sales, research and development expenses decreased from 7% in the first quarter of 2007 to 6% in the first quarter of 2008.
Selling, general and administrative expenses for the thirteen weeks ended December 30, 2007 were $18,363,000 compared to $19,517,000 for the thirteen weeks ended December 24, 2006, a decrease of $1,154,000. The reduction was due to $2,053,000 of lower Disk Drive Components Division expenses primarily due to decreases in labor, professional services, travel and training. These decreases were partially offset by $1,074,000 of increased BioMeasurement Division expenses primarily due to an increase in sales personnel. Overall, selling, general and administrative expenses as a percent of net sales increased from 10% in the first quarter of 2007 to 11% in the first quarter of 2008.
During the thirteen weeks ended December 30, 2007 we recorded a litigation charge of $2,494,000 related to the tentative settlement of a class-action lawsuit. The lawsuit challenged our pay practices pertaining to the time certain production employees spend gowning and ungowning at the beginning and end of their shifts and meal breaks. The reserve is comprised of estimated settlement payments to these employees and payment of their attorneys’ fees and expenses.
Income from operations for the thirteen weeks ended December 30, 2007 was $1,650,000, compared to $1,984,000 for the thirteen weeks ended December 24, 2006, a decrease of $334,000. The lower operating income was primarily due to lower gross profit and the litigation charge, partially offset by lower research and development expenses and lower selling, general and administrative expenses. Income from operations for the thirteen weeks ended December 30, 2007 included a $5,171,000 loss from operations for our BioMeasurement Division, compared to a $3,681,000 loss from BioMeasurement operations for the thirteen weeks ended December 24, 2006.
Interest income for the thirteen weeks ended December 30, 2007 was $4,273,000, compared to $3,689,000 for the thirteen weeks ended December 24, 2006, an increase of $584,000. The increase in interest income was due to interest on an amended sales and use tax return, higher investment yields and higher average cash balances.
Other income, net of other expenses, for the thirteen weeks ended December 30, 2007 was $641,000, compared to $1,810,000 for the thirteen weeks ended December 24, 2006, a decrease of $1,169,000. Other income consists primarily of royalty income.
Interest expense for the thirteen weeks ended December 30, 2007 was $2,960,000, compared to $2,309,000 for the thirteen weeks ended December 24, 2006, an increase of $651,000. The increase in interest expense was due to lower capitalized interest expense resulting from reduced capital investments in the year-over-year quarter.
The income tax provision for the thirteen weeks ended December 30, 2007 was based on an estimated annual effective tax rate of 36%. The annual effective tax rate increased compared to the thirteen weeks ended December 24, 2006 due to the loss of the EIE benefit related to the export of U.S. products and the expiration of the federal research and development tax credit as of December 31, 2007.

The income tax provision for the thirteen weeks ended December 24, 2006 was based on an estimated annual effective tax rate of negative 14% considering the combined prior and current year effects of the reinstatement of the federal research and development tax credit retroactive to January 1, 2006. Excluding the prior year effect of the reinstatement of the federal research and development tax credit, our 2007 annual effective tax rate was estimated at 5%. This rate was below the statutory federal rate primarily due to the reinstatement of the federal research and development tax credit and the benefit derived from the EIE provision related to the export of U.S. products. The effective tax rate for the first quarter of 2007 of negative 12% reflects the discrete item related to the reinstatement of the federal research and development tax credit.
Net income for the thirteen weeks ended December 30, 2007 was $2,290,000, compared to net income of $5,813,000 for the thirteen weeks ended December 24, 2006, a decrease of $3,523,000. Net income for the thirteen weeks ended December 24, 2006 included a combination of the prior and current year effects of the above-mentioned federal research and development tax credit reinstatement of $1,911,000. The lower net income for the thirteen weeks ended December 30, 2007 primarily was due to lower gross profit, the litigation charge and higher income tax provision expense, partially offset by lower research and development expenses and lower selling, general and administrative expenses as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents, securities available for sale, cash flow from operations and additional financing capacity. Our cash and cash equivalents increased from $64,509,000 at September 30, 2007 to $82,851,000 at December 30, 2007. Our securities available for sale increased from $233,043,000 to $237,515,000 during the same period. Overall, our cash and cash equivalents and securities available for sale increased by $22,814,000, primarily due to $35,184,000 of cash generated from operations and $6,512,000 in net proceeds from issuances of our common stock for stock options exercised and from our employee stock purchase plan during the first quarter of 2008. This increase was partially offset by capital expenditures of $18,417,000.
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
Under certain circumstances, holders of the 3.25% Notes may convert their 3.25% Notes based on a conversion rate of 27.4499 shares of our common stock per $1,000 principal amount of 3.25% Notes (which is equal to an initial conversion price of approximately $36.43 per share), subject to adjustment. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of 3.25% Notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the Indenture, of the number of shares of our common stock equal to the conversion rate. If the conversion value exceeds $1,000, we also will deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. If a holder elects to convert such holder’s 3.25% Notes in connection with a fundamental change that occurs prior to January 21, 2011, we will pay, to the extent described in the Indenture, a make-whole premium by increasing the conversion rate applicable to such 3.25% Notes.

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
On December 21, 2007, we and HTA, our wholly-owned subsidiary, entered into a second amended and restated Loan Agreement with LaSalle Bank National Association. This amendment permits borrowing by HTA, permits borrowing in foreign-denominated currency up to a U.S. dollar equivalent of $10,000,000, and extends the agreement’s maturity date by two years to January 31, 2011. We continued our $50,000,000 unsecured credit facility that provides both revolving loans and letters of credit. As of December 30, 2007, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled $700,000 as of such date, resulting in $49,300,000 of remaining availability under the facility.
Cash used for capital expenditures totaled $18,417,000 for the thirteen weeks ended December 30, 2007, compared to $36,875,000 for the thirteen weeks ended December 24, 2006, a decrease of $18,458,000. We currently anticipate capital expenditures to be approximately $75,000,000 in 2008, primarily for tooling and manufacturing equipment for new process technology and capability improvements. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents and securities available for sale, our credit facility or additional financing as needed.
Our capital expenditures for the Disk Drive Components Division are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives and process improvements to be incorporated in our manufacturing operations. We are also affected by the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes which may require new or improved process technologies. We manage our capital spending to reflect the capacity that will be needed to meet disk drive industry customer forecasts. However, existing work in process with vendors and lengthy lead times sometimes prevent us from adjusting capital expenditures to match near-term demand.
Certain of our existing financing agreements contain financial covenants, as well as covenants which, among other things, restrict our ability to pay dividends to our shareholders and restrict our ability to enter into certain types of financing. As of December 30, 2007, we were in compliance with all covenants in our financing agreements. If, however, we are not in compliance with the covenants in our financing agreements at the end of any future quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.
On February 4, 2008, we announced that our board of directors has approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock. The repurchase of the common stock may be made from time to time in the open market or through privately negotiated transactions.
We currently believe that our cash and cash equivalents, securities available for sale, cash generated from operations, our credit facility and additional financing will be sufficient to meet our operating expenses, debt service requirements, share repurchases and capital expenditures through 2008. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all, if needed.

CONTRACTUAL OBLIGATIONS
The total liability for uncertain tax positions under FIN 48 related to our contractual obligations at December 30, 2007 was $6,071,000. We are not able to reasonably estimate the amount by which this liability will increase or decrease over time; however, we currently do not expect a significant payment related to our contractual obligations within the next year. Aside from the obligations related to FIN 48, there have been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
CRITICAL ACCOUNTING POLICIES
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS No. 159, which becomes effective for fiscal periods beginning after November 15, 2007, our fiscal year 2009. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, our fiscal year 2009. We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements.
In June 2006, the FASB issued FIN 48, an interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. Effective October 1, 2007, the beginning of our fiscal year, we adopted FIN 48. The adoption of FIN 48 resulted in a reclassification of $6,035,000 of gross unrecognized tax benefits from accrued expenses to uncertain tax positions.
MARKET TRENDS
We expect that the expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software and the growth of new applications for disk storage, such as digital video recorders and personal storage devices, together with emerging opportunities in other consumer electronics applications, will increase disk drive demand and, therefore, suspension assembly demand in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes, unpredicted high or low market acceptance of new drive models and the end devices that disk drives are used in. In addition, disk drive manufacturers are increasingly seeking lower cost designs and suspension assembly pricing is becoming more competitive.
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
FORWARD-LOOKING STATEMENTS
Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements can include, but are not limited to, statements regarding the following: the demand for and shipments of disk drives, suspension assemblies and suspension assembly components, disk drive and suspension assembly technology and development, the development of and market demand for medical devices, capital expenditures and capital resources, average selling prices, investments in research and development, inventory levels, gross margins and operating results and manufacturing capacity and utilization. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2007. This list of factors may not be exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our credit facility with LaSalle Bank National Association carries interest rate risk, in connection with certain borrowings for which it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the credit facility, interest expense would increase or decrease accordingly. At December 30, 2007, there were no outstanding loans under the credit facility.
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
All of our sales transactions in our Disk Drive Components Division are denominated in U.S. dollars and thus are not subject to risk due to currency exchange fluctuations. Certain sales transactions in our BioMeasurement Division are denominated in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 30, 2007 because they are not yet able to conclude that we have remediated the material weakness in internal control over financial reporting identified in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of September 30, 2007, our assessment of the effectiveness of our internal control over financial reporting identified a material weakness in our internal control over financial reporting. Our management determined that the processes and procedures surrounding the preparation and review of the accounting for deferred income tax assets and liabilities did not include adequate reconciliation to supporting documentation and adequate management oversight and review controls.
During the first quarter of 2008, we have implemented the following remediation steps to address the material weakness discussed above:
•	improved procedures for the calculation and reconciliation process of our deferred income tax assets and liabilities, including validation of underlying supporting data; and

•	enhanced quarterly management review of the calculation of the deferred income tax assets and liabilities and underlying support data.
We believe these remediation steps will correct the material weakness discussed above. We will assess the effectiveness of our remediation efforts in connection with our management’s tests of internal control over financial reporting in conjunction with our 2008 year-end financial statements. Except as discussed above, we have not identified any changes in our internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
OTHER LITIGATION AND PROCEEDINGS
Our company was named as the defendant in a complaint brought in Hennepin County, Minnesota, District Court by two current and three former employees and served on us on August 28, 2006. On behalf of a class of current and former non-exempt production workers employed by us in Minnesota, the complaint asserts claims based on the federal Fair Labor Standards Act, several statutes and regulations dealing with topics related to wages and breaks, and common law theories, and alleges that we fail to pay our production workers for the time they spend gowning and ungowning at the beginning and end of their shifts and meal breaks and that we do not provide employees the breaks allegedly required by Minnesota law or promised by company policy. An amended complaint asserts similar claims on behalf of current and former Wisconsin and South Dakota employees. On September 18, 2006, we removed the action to the U.S. District Court for the District of Minnesota. The complaint seeks pay for the allegedly unpaid time, an equal amount of liquidated damages, other damages, penalties, attorneys’ fees and interest. We have reached a tentative settlement with the plaintiffs, which is subject to court approval. During the thirteen weeks ended December 30, 2007 we recorded a litigation charge of $2,494,000 related to the tentative settlement of this class-action lawsuit.
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

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

ITEM 5. OTHER INFORMATION
On January 30, 2008, our shareholders approved an amendment and restatement of our 1996 Incentive Plan (the “Plan”). The primary changes to the Plan involved increasing the aggregate number of shares that may be issued under the Plan from a total of 5,000,000 shares to 6,750,000 shares, adding stock appreciation rights as an additional form of award authorized under the Plan, providing that vesting of an award will not accelerate upon a change in control if the award is continued or replaced and the participant’s employment continues, and specifying that a change in control involving a merger or consolidation occurs upon consummation, rather than stockholder approval, of the transaction. The Plan as amended and restated is described in greater detail in our Definitive Proxy Statement filed with the SEC on December 17, 2007. The Plan as amended and restated and the form of Non-Statutory Stock Option Agreement to be used for awards to our non-employee directors of non-qualified options to purchase shares of our common stock pursuant to the Plan as amended and restated are filed as exhibits to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS
(A) EXHIBITS:
Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 0-14709.
3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).

3.2	Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/27/04).

10.1	Hutchinson Technology Incorporated 1996 Incentive Plan (As Amended and Restated January 30, 2008) (incorporated by reference to Appendix A to HTI’s Definitive Proxy Statement filed 12/17/07).

10.2	Form of Non-Statutory Stock Option Agreement (Director) under the Hutchinson Technology Incorporated 1996 Incentive Plan (As Amended and Restated January 30, 2008).

10.3	Second Amended and Restated Loan Agreement, dated as of December 21, 2007, by and among Hutchinson Technology Incorporated, Hutchinson Technology Asia, Inc., and LaSalle Bank National Association (incorporated by reference to Exhibit 10 to HTI’s Current Report on Form 8-K filed 12/28/07).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED
Date: February 5, 2008	By	/s/ Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date: February 5, 2008	By	/s/ John A. Ingleman
John A. Ingleman
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Page
3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).	Incorporated by Reference

3.2	Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/27/04).	Incorporated by Reference

10.1	Hutchinson Technology Incorporated 1996 Incentive Plan (As Amended and Restated January 30, 2008) (incorporated by reference to Appendix A to HTI’s Definitive Proxy Statement filed 12/17/07).	Incorporated by Reference

10.2	Form of Non-Statutory Stock Option Agreement (Director) under the Hutchinson Technology Incorporated 1996 Incentive Plan (As Amended and Restated January 30, 2008).	Filed Electronically

10.3	Second Amended and Restated Loan Agreement, dated as of December 21, 2007, by and among Hutchinson Technology Incorporated, Hutchinson Technology Asia, Inc., and LaSalle Bank National Association (incorporated by reference to Exhibit 10 to HTI’s Current Report on Form 8-K filed 12/28/07).	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically