Form 10-Q
period 2008-03-30
HUTCHINSON TECHNOLOGY INC
filed 2008-05-09
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 30, 2008
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
Yes ☑          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 7, 2008 the registrant had 23,578,019 shares of Common Stock issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS
SIGNATURES
INDEX TO EXHIBITS
Form of Incentive Stock Option Agreement
Form of Incentive Stock Option Agreement
Amendment to Second Amended and Restated Loan Agreement
Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Section 1350 Certifications

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	March 30,	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$106,421	$64,509
Short-term investments (Note 4)	85,313	233,043
Trade receivables, net	75,975	101,997
Other receivables	15,082	20,529
Inventories	81,086	61,183
Deferred tax assets (Note 8)	10,073	8,582
Other current assets (Note 9)	6,554	7,444

Total current assets	380,504	497,287
Long-term investments (Note 4)	93,752	—
Property, plant and equipment, net	440,254	457,883
Deferred tax assets (Note 8)	78,838	79,008
Other assets (Note 9)	12,529	15,811

	$1,005,877	$1,049,989

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$1,393	$1,344
Accounts payable	29,239	29,528
Accrued expenses	15,461	16,535
Accrued compensation	23,745	21,257

Total current liabilities	69,838	68,664
Convertible subordinated notes	375,000	375,000
Long-term debt, less current maturities	3,234	3,944
Uncertain tax positions (Note 8)	6,107	—
Other long-term liabilities	1,828	2,834
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,527,000 and 26,074,000 issued and outstanding	235	261
Additional paid-in capital	378,105	411,349
Accumulated other comprehensive (loss) gain	(8,148)	29
Accumulated earnings	179,678	187,908

Total shareholders’ investment	549,870	599,547

	$1,005,877	$1,049,989

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 30,	March 25,	March 30,	March 25,
	2008	2007	2008	2007
Net sales	$143,844	$170,681	$316,921	$359,563
Cost of sales	124,903	140,720	265,063	293,992

Gross profit	18,941	29,961	51,858	65,571
Research and development expenses	10,260	16,197	20,670	30,306
Selling, general and administrative expenses	18,436	19,014	36,799	38,531
Litigation charge (Note 15)	—	—	2,494	—

Loss from operations	(9,755)	(5,250)	(8,105)	(3,266)
Other income, net	688	960	1,329	2,770
Interest income	3,642	3,879	7,915	7,568
Interest expense	(2,912)	(2,537)	(5,872)	(4,846)

(Loss) income before income taxes	(8,337)	(2,948)	(4,733)	2,226
(Benefit) provision for income taxes	(2,100)	698	(786)	59

Net (loss) income	$(6,237)	$(3,646)	$(3,947)	$2,167

Basic (loss) earnings per share	$(0.25)	$(0.14)	$(0.15)	$0.08

Diluted (loss) earnings per share	$(0.25)	$(0.14)	$(0.15)	$0.08

Weighted-average common shares outstanding	25,254	25,986	25,747	25,927

Weighted-average common and diluted shares outstanding	25,254	25,986	25,747	26,002

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Twenty-Six Weeks Ended
	March 30,	March 25,
	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(3,947)	$2,167
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	55,551	56,734
Stock-based compensation	2,953	2,184
Benefit for deferred taxes (Note 8)	(1,278)	(7,646)
Loss on disposal of assets	570	33
Litigation charge (Note 15)	2,494	—
Changes in operating assets and liabilities (Note 13)	17,402	10,340

Cash provided by operating activities	73,745	63,812

INVESTING ACTIVITIES:
Capital expenditures	(36,875)	(62,927)
Purchases of marketable securities	(785,301)	(819,066)
Sales/maturities of marketable securities	831,510	803,749

Cash provided by (used for) investing activities	9,334	(78,244)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	7,215	6,154
Repayment of long-term debt	(661)	(617)
Repurchase of common stock	(47,721)	—

Cash (used for) provided by financing activities	(41,167)	5,537

Net increase (decrease) in cash and cash equivalents	41,912	(8,895)

Cash and cash equivalents at beginning of period	64,509	40,331

Cash and cash equivalents at end of period	$106,421	$31,436

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Columnar dollar amounts in thousands, except per share amounts)
When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2009” mean our fiscal year ending September 27, 2009, references to “2008” mean our fiscal year ending September 28, 2008, references to “2007” mean our fiscal year ended September 30, 2007, references to “2006” mean our fiscal year ended September 24, 2006, references to “2005” mean our fiscal year ended September 25, 2005, references to “2004” mean our fiscal year ended September 26, 2004, references to “2003” mean our fiscal year ended September 28, 2003 and references to “2002” mean our fiscal year ended September 29, 2002.
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
(2) ACCOUNTING PRONOUNCEMENTS
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007, our fiscal year 2009. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands the disclosures on fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurement. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB issued FASB Staff Position FAS157-b, which deferred the effective date of SFAS No. 157 for one year, as it related to nonfinancial assets and liabilities. We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements and related disclosure, but do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position or results of operations.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FASB No. 109”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. Effective October 1, 2007, the beginning of our current fiscal year, we adopted FIN 48. The adoption of FIN 48 resulted in a reclassification of $6,035,000 of gross unrecognized tax benefits from accrued expenses to uncertain tax positions.
(3) BUSINESS AND CUSTOMERS
We are a leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. We developed our leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. We are focused on continuing to develop suspension assemblies and component-level suspension assembly parts, such as flexures and baseplates, which address the rapidly changing requirements of the hard disk drive industry. We also are engaged in the development, production and commercialization of products for the medical device market. We do not expect to generate significant revenue from these products during 2008 and anticipate an operating loss in 2008 for our BioMeasurement Division.
A breakdown of customer sales is as follows:

	Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 30,	March 25,	March 30,	March 25,
	2008	2007	2008	2007
Five Largest Customers	98%	87%	96%	86%

Sales to Major Customers:
Seagate Technology LLC	31%	29%	31%	26%
Western Digital Corporation	31%	16%	27%	16%
SAE Magnetics, Ltd./TDK	29%	26%	30%	27%
Fujitsu Limited	7%	7%	7%	7%
Alps Electric Co., Ltd.	0%	9%	1%	10%
(4) INVESTMENTS
     Our short-term and long-term investments are comprised of United States government debt securities and auction-rate securities (“ARS”). We account for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that available-for-sale securities be carried at fair value, with unrealized gains and losses reported as other comprehensive income within shareholders’ investment, net of applicable income taxes. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in other income. Fair value of the securities is based upon quoted market prices and/or management’s best estimate on the last business day of the reporting period. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based upon management’s intent and ability to hold these investments.
A summary of our investments as of March 30, 2008 is as follows:

	Cost	Gross Unrealized		Recorded
	Basis	Gains	Losses	Basis

Short-term investments Government securities	$85,477	$—	$164	$85,313
Long-term investments Auction-rate securities	101,300	—	7,548	93,752

	$186,777	$—	$7,712	$179,065

As of March 30, 2008, our short-term investments mature within one year. Our long-term ARS investments could take until final maturity (up to 39 years) to realize their par value.
At March 30, 2008, we reduced the value of our ARS portfolio from its par value of $101,300,000 to an estimated fair value of $93,752,000. Our ARS portfolio consists of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we hold is based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20% or a one-month LIBOR rate plus 1.50%. Other contractual factors can result in rate restrictions based on the profitability of the issuer or can impose temporary rates that are significantly higher or lower. We continue to earn and receive interest at these contractual rates on our ARS portfolio. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security or the security matures.
We classified our entire ARS portfolio as long-term investments on our condensed consolidated balance sheet as of March 30, 2008. We believe that long-term classification is appropriate due to the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded a temporary gross unrealized loss of $7,548,000 as of March 30, 2008. The valuation model we used to estimate the fair market value included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuation is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.

We have identified our ARS investments as temporarily impaired, and it could take until final maturity (up to 39 years) of the underlying securities to recover the par value of the ARS portfolio. We do not believe that the illiquidity of these ARS will have a material impact on our ability to execute our current business plan.
(5) TRADE RECEIVABLES
We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $75,975,000 at March 30, 2008 and $101,997,000 at September 30, 2007 are net of allowances of $536,000 and $416,000, respectively. As of March 30, 2008, allowances of $536,000 consisted of a $12,000 allowance for doubtful accounts and a $524,000 allowance for sales returns. As of September 30, 2007, allowances of $416,000 consisted of a $19,000 allowance for doubtful accounts and a $397,000 allowance for sales returns.
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

	Increases in the	Reductions in the
	Allowance Related	Allowance for
September 30,	to Warranties	Returns Under	March 30,
2007	Issued	Warranties	2008
$397	$3,076	$(2,949)	$524
(6) INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at March 30, 2008 and September 30, 2007:

	March 30,	September 30,
	2008	2007
Raw materials	$28,539	$21,108
Work in process	14,212	11,980
Finished goods	38,335	28,095

	$81,086	$61,183

(7) EARNINGS (LOSS) PER SHARE
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

     A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 30,	March 25,	March 30,	March 25,
	2008	2007	2008	2007
Net (loss) income	$(6,237)	$(3,646)	$(3,947)	$2,167
Plus: interest expense on convertible subordinated notes	—	—	—	—
Less: additional profit-sharing expense and income tax provisions	—	—	—	—

Net (loss) income available to common shareholders	$(6,237)	$(3,646)	$(3,947)	$2,167

Weighted-average common shares outstanding	25,254	25,986	25,747	25,927
Dilutive potential common shares	—	—	—	75

Weighted-average common and diluted shares outstanding	25,254	25,986	25,747	26,002

Basic (loss) earnings per share	$(0.25)	$(0.14)	$(0.15)	$0.08

Diluted (loss) earnings per share	$(0.25)	$(0.14)	$(0.15)	$0.08

Diluted earnings (loss) per share for the thirteen weeks and twenty-six weeks ended March 30, 2008 excludes potential common shares of 3,494,000 using the treasury stock method and potential common shares of 5,027,000 using the if-converted method for the 2.25% Notes, as they were antidilutive. Diluted earnings (loss) per share for the thirteen weeks ended March 25, 2007 excludes potential common shares of 3,349,000 using the treasury stock method and potential common shares of 5,027,000 using the if-converted method for the 2.25% Notes, as they were antidilutive. Diluted earnings (loss) per share for the twenty-six weeks ended March 25, 2007 excludes potential common shares of 5,027,000 using the if-converted method for the 2.25% Notes, as they were antidilutive.

(8) INCOME TAXES
The following table details the significant components of our deferred tax assets:

	March 30,	September 30,
	2008	2007
Current deferred tax assets:
Receivable allowance	$195	$152
Inventories	4,848	4,857
Accruals and other reserves	5,030	3,573

Total current deferred tax assets	10,073	8,582

Long-term deferred tax assets:
Property, plant and equipment	33,462	36,678
Deferred income	2,919	2,428
Capital loss	2,752	—
Tax credits	36,094	35,485
Net operating loss carryforwards	14,222	11,244
Valuation allowance	(10,611)	(6,827)

Total long-term deferred tax assets	78,838	79,008

Total deferred tax assets	$88,911	$87,590

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 30, 2008, our deferred tax assets included $36,094,000 of unused tax credits, $5,731,000 of which can be carried forward indefinitely and $30,363,000 of which begin to expire at various dates beginning in 2009. At March 30, 2008, our condensed consolidated balance sheet included $14,222,000 of deferred tax assets related to net operating loss (“NOL”) carryforwards which begin to expire in 2018. As of March 30, 2008 we had an estimated NOL carryforward of approximately $34,668,000 for United States federal tax return purposes. A valuation allowance of $10,611,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits, our capital loss and NOL carryforwards before they expire. In addition, as a result of the temporary impairment of our ARS (see Note 4), at March 30, 2008 we had a capital loss carryforward of $2,752,000 and we recorded a full valuation allowance against it.
Effective October 1, 2007, the beginning of our current fiscal year, we adopted FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB No. 109. First, the tax position is evaluated for recognition by determining if it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the tax position is deemed “more likely than not” to be sustained, the tax position is then assessed to determine the amount of the benefit to be recognized in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.
The adoption of FIN 48 resulted in a reclassification of $6,035,000 of gross unrecognized tax benefits from accrued expenses to uncertain tax positions. These gross unrecognized tax benefits will affect our effective tax rate if realized. At March 30, 2008 our total unrecognized tax benefits on our condensed consolidated balance sheet were $6,107,000. Our policy is to record interest expense and penalties within the provision for income taxes on the consolidated statements of operations. No interest expense or penalties have been included in the gross amount of unrecognized tax benefits due to existing tax credits and NOL carryforwards.

The major jurisdictions we file income tax returns in are U.S. federal and various U.S. states. In the U.S. federal jurisdiction we are no longer subject to examination for fiscal years prior to 2005. For U.S. state jurisdictions we are no longer subject to examination for fiscal years prior to 2004. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period.
The timing of the resolution of uncertain tax positions and/or closure on audits is highly uncertain; however, we believe it is unlikely that the unrecognized tax benefits would materially change in the next 12 months.
The income tax benefit for the thirteen weeks ended March 30, 2008 was based on an estimated annual effective tax rate of 31%. The effective tax rate for the thirteen weeks ended March 30, 2008 was 25%. This benefit was lower than the statutory benefit due to increasing the valuation allowance related to certain tax credits and state NOL carryforwards. The annual effective tax rate benefit decreased compared to the thirteen weeks ended March 25, 2007 due to the loss of the Extraterritorial Income Exclusion Act of 2000 (“EIE”) benefit related to the export of U.S. products and the expiration of the federal research and development tax credit as of December 31, 2007.
The income tax benefit for the twenty-six weeks ended March 30, 2008 was based on an estimated annual effective tax rate benefit of 31%. The annual effective tax rate benefit decreased compared to the twenty-six weeks ended March 25, 2007 due to the loss of the EIE benefit related to the export of U.S. products and the expiration of the federal research and development tax credit as of December 31, 2007.
(9) OTHER ASSETS
During the second quarter of 2002, we prepaid $26,000,000 related to a technology and development agreement. As of March 30, 2008, the unamortized portion of the prepayment was $6,453,000, of which $3,307,000 was included in “Other current assets” and $3,146,000 was included in “Other assets” on the accompanying condensed consolidated balance sheet. The unamortized portion will be amortized based on estimated product shipments over the remaining term of the agreement, which ends in 2010.
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
In February 2003, we issued and sold $150,000,000 aggregate principal amount of the 2.25% Notes, which mature in 2010. Interest on the 2.25% Notes is payable semi-annually commencing September 15, 2003. The 2.25% Notes are convertible, at the option of the holder, into our common stock at any time prior to their stated maturity, unless previously redeemed or repurchased, at a conversion price of $29.84 per share. Beginning March 20, 2008, the 2.25% Notes became redeemable, in whole or in part, at our option at 100.64% of their principal amount, and thereafter at prices declining to 100% on March 15, 2010. In addition, upon the occurrence of certain events, each holder of the 2.25% Notes may require us to repurchase all or a portion of such holder’s 2.25% Notes at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, for the period to, but excluding, the date of the repurchase.
During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our Eau Claire, Wisconsin, manufacturing site, together with related equipment, for $12,924,000, which included the assumption of a mortgage by us with a 7.15% interest rate that matures in April 2011. At March 30, 2008, the mortgage balance totaled $4,627,000.
On December 21, 2007, we and our wholly-owned subsidiary Hutchinson Technology Asia, Inc. (“HTA”) entered into a second amended and restated Loan Agreement with LaSalle Bank National Association. This amendment permits borrowing by HTA, permits borrowing in foreign-denominated currency up to a U.S. dollar equivalent of $10,000,000, and extends the agreement’s maturity date by two years to January 31, 2011. We continued our $50,000,000 unsecured credit facility that provides both revolving loans and letters of credit. As of March 30, 2008, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled $700,000 as of such date, resulting in $49,300,000 of remaining availability under the facility.
The financial covenants to which we were subject as of March 30, 2008 are contained in our $50 million unsecured credit facility financing agreement. The covenants include shareholder distribution limitations, debt-related ratios and cash and earnings coverage tests. We had no outstanding loans under this facility at any time during fiscal 2007 or to date in fiscal 2008. As of March 30, 2008, we were in compliance with all financial covenants in our financing agreement. Given our current cash position, cash generated from operations and future business plans, we believe it is unlikely that we will not be able to comply with these covenants.

(11) OTHER COMPREHENSIVE INCOME
Other comprehensive (loss) income
The components of other comprehensive (loss) income (“OCI”), net of income taxes, are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 30,	March 25,	March 30,	March 25,
	2008	2007	2008	2007

Net (loss) income	$(6,237)	$(3,646)	$(3,947)	$2,167

Other comprehensive income:
Unrealized (loss) gain on securities available for sale, net of income taxes of $(61), $17, $(43) and $39, respectively	(7,680)	28	(7,727)	68
Change in fair value of derivative instruments, net of income taxes of $(267), $0, $(267) and $0, respectively	(451)	—	(451)	—

Total other comprehensive (loss) gain	(8,131)	28	(8,178)	68

Total comprehensive (loss) income	$(14,368)	$(3,618)	$(12,125)	$2,235

The components of accumulated other comprehensive (loss) income, net of income taxes, are as follows:

	March 30,	September 30,
	2008	2007

Available-for-sale securities	$(7,697)	$29
Derivatives	(451)	—

Total accumulated other comprehensive (loss) gain	$(8,148)	$29

Derivatives
During the second quarter of 2008, we entered into contracts to hedge gold commodity price risks through February 2009. The contracts essentially established a fixed price for the underlying commodity and were designated and qualified as effective cash flow hedges of purchases of gold. It is our policy to enter into derivative transactions only to the extent true exposures exist. We do not enter into derivative transactions for speculative or trading purposes. We evaluate hedge effectiveness at inception and on an ongoing basis. Derivatives are recognized on the balance sheet at fair value. When a derivative is determined to be or is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in cost of sales.
The fair value of these contracts recorded in our condensed consolidated balance sheet as of March 30, 2008 was $96,000 included in “Other current assets” and $814,000 included in “Accrued expenses.” The effective portion is reflected in accumulated OCI, net of tax. The gains/losses on these contracts are recorded in cost of sales as the commodities are consumed. Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in fair value of the anticipated commodity purchases and is recorded in cost of sales.

The following table summarizes the pre-tax activity in OCI related to these contracts:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 30,	March 25,	March 30,	March 25,
	2008	2007	2008	2007

Beginning of period unrealized gain in accumulated OCI	$—	$—	$—	$—
Decrease in fair value of derivative instruments	(718)	—	(718)	—
Gains reclassified from OCI, offsetting the cost of sales	—	—	—	—

End of period unrealized gain in accumulated OCI	$(718)	$—	$(718)	$—

The amount of ineffectiveness recognized in earnings for these contracts during the thirteen weeks ended March 30, 2008 and the twenty-six weeks ended March 30, 2008 was insignificant. We expect that we will realize substantially all of the unrealized losses and report them in cost of sales during the next twelve months as the cost of gold is recorded in cost of sales.
(12) SHAREHOLDERS’ EQUITY
On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. As of March 30, 2008, we have spent $47,650,000 to repurchase 2.9 million shares at an average price of $16.61. The maximum dollar value of shares that may yet be purchased under the share repurchase plan is $82,350,000. All of our repurchases during the thirteen weeks ended March 30, 2008 were made in the open market.
(13) SUPPLEMENTARY CASH FLOW INFORMATION

	Twenty-Six Weeks Ended
	March 30,	March 25,
	2008	2007
Changes in operating assets and liabilities:
Receivables, net	$31,469	$8,218
Inventories	(19,903)	(4,357)
Other assets	697	1,043
Accounts payable and accrued expenses	118	5,816
Other long-term liabilities	5,100	(380)

	$17,481	$10,340

Cash paid for:
Interest (net of amount capitalized)	$5,092	$4,032
Income taxes	56	826

Non-cash investing activities:
Capital expenditures in accounts payable	$3,830	$7,502
Capitalized interest for the twenty-six weeks ended March 30, 2008 was $513,000 compared to $1,612,000 for the twenty-six weeks ended March 25, 2007. Interest is capitalized using an overall borrowing rate for assets that are being constructed or otherwise produced for our own use. Interest capitalized during the twenty-six weeks ended

March 30, 2008 was primarily for development of new process technology and capability improvements, TSA+ suspension production capacity and new program tooling.
(14) STOCK-BASED COMPENSATION
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
We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $1,729,000 and $1,268,000 for the thirteen weeks ended March 30, 2008 and March 25, 2007, respectively; and $2,953,000 and $2,184,000 for the twenty-six weeks ended March 30, 2008 and March 25, 2007, respectively. In accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” there was no tax benefit from recording this non-cash expense.
As of March 30, 2008, $10,909,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 20 months.
We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the twenty-six weeks ended March 30, 2008 and March 25, 2007 were $12.77 and $12.86, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Twenty-Six Weeks Ended
	March 30,	March 25,
	2008	2007
Risk-free interest rate	3.6%	4.7%
Expected volatility	40.0%	45.0%
Expected life (in years)	7.7	7.7
Dividend yield	—	—
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the twenty-six weeks ended March 30, 2008 are summarized as follows:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual	Aggregate
	Shares	Exercise Price ($)	Life (yrs.)	Intrinsic Value ($)
Outstanding at September 30, 2007	3,262,467	25.27	5.4	5,265
Granted	551,400	25.66
Exercised	(253,285)	23.58
Expired	(66,371)	28.90

Outstanding at March 30, 2008	3,494,211	25.38	6.0	3

Options vested or expected to vest at March 30, 2008	3,463,135	25.38	5.9

Options exercisable at March 30, 2008	2,230,511	25.65	4.3	3

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
Range of		Contractual	Weighted-Average		Weighted-Average
Exercise Prices ($)	Number Outstanding	Life (yrs.)	Exercise Price ($)	Number Exercisable	Exercise Price ($)
14.81-20.00	591,260	2.5	18.71	561,260	18.85
20.01-25.00	1,180,992	6.1	23.19	674,042	23.33
25.01-30.00	1,094,734	7.6	27.20	370,984	28.42
30.01-45.06	627,225	6.1	32.63	624,225	32.64

Total	3,494,211	6.0	25.38	2,230,511	25.65

(15) LEGAL CONTINGENCIES
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
Other Litigation and Proceedings
Our company was named as the defendant in a complaint brought in Hennepin County, Minnesota, District Court by two current and three former employees and served on us on August 28, 2006. On behalf of a class of current and former non-exempt production workers employed by us in Minnesota, the complaint asserts claims based on the federal Fair Labor Standards Act, several statutes and regulations dealing with topics related to wages and breaks, and common law theories, and alleges that we fail to pay our production workers for the time they spend gowning and ungowning at the beginning and end of their shifts and meal breaks and that we do not provide employees the breaks allegedly required by Minnesota law or promised by company policy. An amended complaint asserts similar claims on behalf of current and former Wisconsin and South Dakota employees. On September 18, 2006, we removed the action to the U.S. District Court for the District of Minnesota. The complaint seeks pay for the allegedly unpaid time, an equal amount of liquidated damages, other damages, penalties, attorneys’ fees and interest. We have reached a tentative settlement with the plaintiffs, which is subject to court approval. By order dated April 24, 2008, the District Court preliminarily approved the settlement agreement and set a final approval hearing for September 11, 2008. During the first quarter of 2008, we recorded a litigation charge of $2,494,000 related to the tentative settlement of this class-action lawsuit.
We were informed on May 2, 2007 that the SEC opened an investigation into possible federal securities law violations by our company, our officers, directors, employees and others, during 2005 and 2006. The investigation includes the matters alleged in the federal securities class action litigation described above. We do not know when or how the investigation might be concluded. We are not able to predict the ultimate outcome of the securities class action litigation or the SEC investigation. It is possible that these matters could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could harm our business.
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
The following table represents net sales by product for each reportable segment and operating income (loss) for each reportable segment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 30,	March 25,	March 30,	March 25,
	2008	2007	2008	2007
Net sales:
Disk Drive Components Division:
Suspension assemblies	$141,339	$162,495	$312,903	$341,446
Other products	2,318	8,053	3,651	17,902

Total Disk Drive Components Division	143,657	170,548	316,554	359,348
BioMeasurement Division	187	133	367	215

	$143,844	$170,681	$316,921	$359,563

Income (loss) from operations:
Disk Drive Components Division	$(3,985)	$(1,895)	$2,836	$3,770
BioMeasurement Division	(5,770)	(3,355)	(10,941)	(7,036)

	$(9,755)	$(5,250)	$(8,105)	$(3,266)

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we refer to “we,” “our,” “us,” the “company” or “HTI” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2008” mean our fiscal year ending September 28, 2008, references to “2007” mean our fiscal year ended September 30, 2007, references to “2006” mean our fiscal year ended September 24, 2006, references to “2005” mean our fiscal year ended September 25, 2005, references to “2004” mean our fiscal year ended September 26, 2004, references to “2003” mean our fiscal year ended September 28, 2003 and references to “2002” mean our fiscal year ended September 29, 2002.
GENERAL
Since the late 1980s, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components to nearly all domestic and foreign-based manufacturers of disk drives and head-gimbal assemblers for all sizes of disk drives. Suspension assemblies are a critical component of disk drives, and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations are affected from time to time by disk drive industry demand changes, adjustments in inventory levels throughout the disk drive supply chain, technological changes that impact suspension assembly demand, shifts in our market position and our customers’ market position, our customers’ production yields and our own product transitions, production yields and production capacity utilization. From time to time we have researched the benefits and feasibility of manufacturing our disk drive products in Asia, and we are currently evaluating the possible long-term advantages of establishing an Asian assembly operation.
Our BioMeasurement Division is engaged in the development, production and commercialization of products for the medical device market. We do not expect to generate significant revenue from the InSpectra® StO2 System during 2008 and anticipate an operating loss in 2008 for our BioMeasurement Division. The number of customers for the InSpectra StO2 System totaled 37 as of March 30, 2008, up from 27 at the end of the preceding quarter. Additionally, more than 100 hospitals in the U.S. and Europe are currently evaluating the system or moving toward purchase, compared to about 70 at the end of the preceding quarter.
For calendar 2007, storage industry analysts reported that disk drive shipments were 503 million units, an increase of about 15% from calendar 2006. The growth in disk drive shipments resulted from increased demand for data storage in traditional computing applications, as well as in consumer electronics applications. Our shipments of suspension assemblies in 2007 were 865 million, 7% higher than our shipments in 2006. This increase was due to the year-over-year increase in disk drive shipments and our fiscal year 2007 having 53 weeks.
For calendar 2008, storage industry analysts are forecasting unit shipments of disk drives to increase by about 12% from calendar 2007. This growth in disk drive shipments, coupled with growth in average disk drive capacities, is expected to result in strong industry-wide demand for suspension assemblies. However, based on our estimated share positions on customers’ programs and an anticipated decline in our average selling price in the second half of our fiscal year, we estimate that our net sales for 2008 will be 10% to 15% lower than our 2007 net sales of $716 million. We are focused on rebuilding our position in the 3.5-inch ATA segment, strengthening our position in the 2.5-inch mobile segment and maintaining our market-leading position in the enterprise segment.

The following table sets forth our suspension assembly shipment quantities in millions for the periods indicated:

2007 by Quarter
First	225
Second	205
Third	190
Fourth	246

2008 by Quarter
First	213
Second	179
The decrease in suspension assembly shipments in the second and third quarters of 2007 was primarily due to seasonally slower demand and share loss for our suspension assemblies used in desktop (more specifically, 3.5-inch ATA) disk drives. The 3.5-inch ATA segment share loss was partially offset as we continued to improve our position in the faster growing, but smaller, mobile segment of the disk drive market. Our fourth quarter 2007 shipments increased due to seasonally stronger demand for disk drives, including a customer’s accelerated purchases at the end of the quarter to realize volume price breaks, as well as our fiscal quarter having fourteen weeks and our continued market share gains in the mobile segment of the disk drive market.
The decrease in the first quarter of 2008 reflects the impact of the accelerated customer purchases late in the fourth quarter of 2007, which resulted in lower demand from that customer in that quarter, and our first quarter having thirteen weeks. Without these factors, our total suspension assembly shipments in the first quarter of 2008 would have increased modestly as compared to the fourth quarter of 2007. The decrease in the second quarter of 2008 was primarily the result of our customers’ lower build plans during the seasonally slower quarter, our market share losses in the 3.5-inch ATA segment and share shifts among our customers in the 2.5-inch mobile segment. We continue to have limited visibility for future demand.
Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. Disk drive manufacturers are increasingly seeking lower cost designs and suspension assembly pricing remains competitive. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product’s life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature. To offset price decreases during a product’s life, we rely primarily on higher sales volume and improving our manufacturing yields and efficiencies to reduce our cost. If we cannot increase our sales volume or reduce our manufacturing costs as prices decline during our products’ life cycles, our business, financial condition and results of operations could be materially adversely affected.
For 2007, our average selling price declined 5% from our average selling price for 2006 primarily due to a sales mix that included a higher percentage of suspension assemblies for mature disk drive programs. Customers extended the lives of certain mature disk drive programs, and we competed aggressively on these programs. The average selling price is typically lower on suspension assemblies for mature disk drive programs as higher cumulative volumes trigger lower price points and the competitive pressure increases as our competitors’ abilities to manufacture these products improves. In the first and second quarters of 2008, our average selling price was relatively unchanged from the end of 2007. We expect our average selling price to decline in the second half of 2008 due to competitive pressures.
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
Our gross margins have fluctuated and will continue to fluctuate based upon a variety of factors such as changes in:
•	demand or customer requirements;

•	utilization of existing or newly added production capacity;

•	manufacturing yields or efficiencies;

•	product and feature mix;

•	selling prices;

•	production and engineering costs associated with production of new products and features; and

•	costs of materials, including gold.
Gross margin in 2007 was 17%, down from 20% in 2006, primarily due to higher manufacturing overhead expense coupled with continued underutilization of manufacturing equipment, which was partially offset by improvements in labor productivity and yields. In the first half of 2008, gross margin was 16%. The primary impact on gross margin in the first half of 2008 was the substantial decline in net sales, which reduced our ability to cover our fixed costs, such as the rising costs we are incurring as we continue to ready our TSA+ processes for volume production. In the first half of 2008, these TSA+ costs reduced gross margin by $16,400,000.
During the third quarter of 2008, we will be taking actions to reduce operating costs, including eliminating up to 80 positions company-wide. Our financial results for the third quarter of 2008 will include a charge for severance costs. The workforce reductions and other cost-reduction actions are expected to reduce expenses by $10,000,000 to $12,000,000 on an annualized basis. We believe these cost reductions will contribute to improving our financial performance without jeopardizing our longer-term opportunities. However, our return to profitability will ultimately be driven by revenue growth and by leveraging our investments in our TSA+ processes and our BioMeasurment Division.
During the third quarter of 2007, we eliminated approximately 500 positions in our workforce, including manufacturing and manufacturing support, administrative and development positions at all plant sites. The workforce reduction resulted in a charge for severance expenses of $6,151,000, which was fully paid during the fourth quarter of 2007. We estimate that these cost-reduction actions resulted in annualized savings of approximately $35,000,000. We also recorded a charge of $2,577,000 for the write-off of design costs for a cancelled facility expansion in the U.S. in the third quarter of 2007.
The disk drive industry is intensely competitive, and our customers’ operating results are dependent on being the first-to-market and first-to-volume with new products at a low cost. Our development efforts typically enable us to shorten development cycles and achieve high-volume output per manufacturing unit more quickly than our competitors, and are an important factor in our success. The development of next-generation read/write technology and the continual pursuit of increased data density and lower storage costs are leading to suspension assemblies that will require finer electrical conductors. Our current TSA suspensions are produced using a subtractive process, and we continue to extend our current process capabilities for manufacturing TSA suspension assemblies to meet escalating customer requirements for precision and performance.
We have also developed an additive process and added associated capital equipment for producing TSA+ suspension assemblies. Additive processing involves depositing thin metal layers onto a polyimide surface in the shape of the desired circuitry and then imaging and plating up metal layers to form the suspension’s electrical conductors. TSA+ is plan of record on multiple customer programs and we are encouraged by the high level of customer interest in our TSA+ product. We have completed installation of a volume TSA+ suspension production line, and we are making good progress in optimizing our processes. We are shipping TSA+ suspension assemblies for customer program qualifications and we expect to initiate volume shipments of TSA+ suspension assemblies near the end of the third quarter of 2008. Although we are incurring increased costs as we prepare to initiate volume TSA+ production, the negative gross margin impact of our TSA+ investments will begin to diminish as our TSA+ volume grows and leverage of our investments improves and as we achieve further increases in TSA+ process efficiencies. We expect the full transition to TSA+ suspensions to take place over the next five to seven years, with the pace of transition determined primarily by the pace at which disk drive makers introduce and ramp production of programs requiring additive processing. We do not expect to generate significant revenue from this product during 2008. We will purchase some additive components, in addition to our manufactured TSA+ components, to meet customer requirements.
We spent $55,245,000 on research and development in 2007 compared to $52,939,000 in 2006. In 2007, we continued development of the additive processes required for our TSA+ suspension assemblies and development of new process technologies for next-generation suspension assembly products and equipment. Research and development spending specific to our BioMeasurement Division was $4,207,000 in 2007 and $6,249,000 in 2006. BioMeasurement Division spending was lower in 2007 primarily due to decreased product development and clinical research during the year. During the first half of 2008, we spent $20,670,000, or 7% of net sales, on research and development, with $2,366,000 specific to our BioMeasurement Division. We expect our research and development spending in 2008 will be approximately 7% of net sales, down from 8% in 2007.
Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. For 2007 our capital expenditures were $102,239,000, primarily for TSA+ suspension production capacity, new program tooling and deployment of new process technology and capability improvements. Capital spending for the first half of 2008 was $36,875,000. We expect our capital expenditures to total approximately $75,000,000 in 2008 primarily for tooling and manufacturing equipment for new process technology and capability improvements. The decrease from 2007 to 2008 is primarily due to completion of our volume TSA+ suspension production line in 2007. As the full transition to TSA+ suspensions takes place over the next five to seven years, our capital expenditures will increase as we add capacity.
Our capital expenditures for the Disk Drive Components Division are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives, process improvements to be incorporated in our manufacturing operations and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes which may require new or improved process technologies. We manage our capital spending to reflect the capacity that we expect will be needed to meet disk drive industry customer forecasts. However, existing work in process with vendors and lengthy lead times sometimes prevent us from adjusting capital expenditures to match near-term demand. This can result in underutilization of capacity, which could lower gross profit. We expect to fund capital expenditures with cash generated from operations, our current cash, cash equivalents, short-term investments, our credit facility or additional financing as needed.
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

In addition to increases in suspension assembly demand, improvements to our gross margins and operating margins will depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. Our business is capital intensive and requires a high level of fixed costs. Our margins are sensitive to our level of fixed costs, as well as changes in volume, capacity utilization and product mix. As part of our efforts to improve our operating results, we eliminated approximately 500 positions during our third quarter of 2007 and we will eliminate up to 80 positions and pursue other cost-reduction actions during our third quarter of 2008. In the future, we may need to increase or decrease our overall employment level to meet customer requirements. Our overall employment level was 5,433 at the end of 2006, 4,698 at the end of 2007 and 4,724 at the end of our second quarter of 2008.
RESULTS OF OPERATIONS
Thirteen Weeks Ended March 30, 2008 vs. Thirteen Weeks Ended March 25, 2007
Net sales for the thirteen weeks ended March 30, 2008 were $143,844,000, compared to $170,681,000 for the thirteen weeks ended March 25, 2007, a decrease of $26,837,000. Suspension assembly sales decreased $21,156,000 from the thirteen weeks ended March 25, 2007 primarily due to decreased suspension assembly unit shipments. The decrease in unit shipments was primarily due to share loss for our suspension assemblies used in 3.5-inch ATA disk drives, which was partially offset by our improved position in the faster growing, but smaller, mobile segment of the disk drive market. Sales of suspension assembly components to other suspension assembly manufacturers were $79,000, a decrease of $6,786,000. Suspension assembly component sales decreased due to decreased shipments as our customers’ programs utilizing our components reached the end of their market lives.
Gross profit for the thirteen weeks ended March 30, 2008 was $18,941,000, compared to $29,961,000 for the thirteen weeks ended March 25, 2007, a decrease of $11,020,000. Gross profit as a percent of net sales was 13% and 18%, respectively. The lower gross profit was primarily due to the lower suspension assembly and suspension assembly component sales discussed above. Our gross profit remained under pressure from capacity utilization that was below an ideal operating level. However, gross profit and utilization for the thirteen weeks ended March 30, 2008 were favorably impacted as a result of increasing our finished goods inventory levels. Gross profit was also dampened by rising costs incurred as we continue to ready our TSA+ processes for volume production of next-generation suspension assemblies. For the thirteen weeks ended March 30, 2008, TSA+ costs were $8,900,000.
Research and development expenses for the thirteen weeks ended March 30, 2008 were $10,260,000, compared to $16,197,000 for the thirteen weeks ended March 25, 2007, a decrease of $5,937,000. The decrease was attributable to $3,719,000 of lower expenses primarily related to the classification of the costs of running the TSA+ manufacturing lines as cost of goods sold beginning in the fourth quarter of 2007 and $1,262,000 of lower depreciation expenses related to customer tooling. As a percent of net sales, research and development expenses decreased from 9% in the second quarter of 2007 to 7% in the second quarter of 2008.
Selling, general and administrative expenses for the thirteen weeks ended March 30, 2008 were $18,436,000 compared to $19,014,000 for the thirteen weeks ended March 25, 2007, a decrease of $578,000. The reduction was due to $2,116,000 of lower Disk Drive Components Division expenses primarily due to decreases in labor and incentive compensation, professional services and recruitment expenses. These decreases were partially offset by $1,538,000 of increased BioMeasurement Division expenses primarily due to an increase in sales personnel. Overall, selling, general and administrative expenses as a percent of net sales increased from 11% in the second quarter of 2007 to 13% in the second quarter of 2008.
Loss from operations for the thirteen weeks ended March 30, 2008 was $9,755,000, compared to loss from operations of $5,250,000 for the thirteen weeks ended March 25, 2007, an increased loss of $4,505,000. The increased loss was primarily due to lower gross profit, partially offset by lower research and development expenses and lower selling, general and administrative expenses. Loss from operations for the thirteen weeks ended March

30, 2008 included a $5,770,000 loss from operations for our BioMeasurement Division, compared to a $3,355,000 loss from BioMeasurement operations for the thirteen weeks ended March 25, 2007.
Interest income for the thirteen weeks ended March 30, 2008 was $3,642,000, compared to $3,879,000 for the thirteen weeks ended March 25, 2007, a decrease of $237,000. The decrease in interest income was due to lower investment yields.
Other income, net of other expenses, for the thirteen weeks ended March 30, 2008 was $688,000, compared to $960,000 for the thirteen weeks ended March 25, 2007, a decrease of $272,000. Other income consists primarily of royalty income.
Interest expense for the thirteen weeks ended March 30, 2008 was $2,912,000, compared to $2,537,000 for the thirteen weeks ended March 25, 2007, an increase of $375,000. The increase in interest expense was due to lower capitalized interest expense resulting from reduced capital investments.
The income tax benefit for the thirteen weeks ended March 30, 2008 was based on an estimated annual effective tax rate benefit of 31%. The effective tax rate for the thirteen weeks ended March 30, 2008 was a benefit of 25%. This benefit was lower than the statutory benefit due to increasing the valuation allowance related to certain tax credits and state NOL carryforwards. The annual effective tax rate benefit decreased compared to the thirteen weeks ended March 25, 2007 due to the loss of the EIE benefit related to the export of U.S. products and the expiration of the federal research and development tax credit as of December 31, 2007.
The income tax provision for the thirteen weeks ended March 25, 2007 was based on an estimated annual effective tax rate of 50% which resulted in recording a tax expense on a loss before income taxes for the quarter. The effective tax rate for the thirteen weeks ended March 25, 2007 was negative 24%. This rate reflected the impact of a reduction in our projected operating results for 2007 which resulted in an income tax benefit for the remainder of 2007. The provision was reduced due to the EIE provision related to the export of U.S. products and due to the federal research and development tax credit.
Net loss for the thirteen weeks ended March 30, 2008 was $6,237,000, compared to net loss of $3,646,000 for the thirteen weeks ended March 25, 2007, an increased loss of $2,591,000. The increased loss for the thirteen weeks ended March 30, 2008 primarily was due to lower gross profit, partially offset by lower research and development expenses, the effective tax rate benefit and lower selling, general and administrative expenses as discussed above.
Twenty-Six Weeks Ended March 30, 2008 vs. Twenty-Six Weeks Ended March 25, 2007
Net sales for the twenty-six weeks ended March 30, 2008 were $316,921,000, compared to $359,563,000 for the twenty-six weeks ended March 25, 2007, a decrease of $42,642,000. Suspension assembly sales decreased $28,543,000 from the twenty-six weeks ended March 25, 2007 primarily due to decreased suspension assembly unit shipments. The decrease in unit shipments was primarily due to seasonally slower demand for disk drives, share loss for our suspension assemblies used in 3.5-inch ATA disk drives and a customer’s accelerated purchases late in the fourth quarter of 2007, which resulted in lower demand from that customer in the first quarter of 2008. These decreases were partially offset by our improved position in the faster growing, but smaller, mobile segment of the disk drive market. Sales of suspension assembly components to other suspension assembly manufacturers were $107,000, a decrease of $14,641,000. Suspension assembly component sales decreased due to decreased shipments as our customers’ programs utilizing our components reached the end of their market lives.
Gross profit for the twenty-six weeks ended March 30, 2008 was $51,858,000, compared to $65,571,000 for the twenty-six weeks ended March 25, 2007, a decrease of $13,713,000. Gross profit as a percent of net sales was 16% and 18%, respectively. The lower gross profit was primarily due to the lower suspension assembly and suspension assembly component sales discussed above. Our gross profit remained under pressure from capacity utilization that was below an ideal operating level. Gross profit was also dampened by rising costs incurred as we continue to ready our TSA+ processes for volume production of next-generation suspension assemblies. For the twenty-six weeks ended March 30, 2008, TSA+ costs were $16,400,000.
Research and development expenses for the twenty-six weeks ended March 30, 2008 were $20,670,000, compared to $30,306,000 for the twenty-six weeks ended March 25, 2007, a decrease of $9,636,000. The decrease was attributable to $7,468,000 of lower expenses primarily related to the classification of the costs of running the TSA+ manufacturing lines as cost of goods sold beginning in the fourth quarter of 2007 and $1,695,000 of lower depreciation expenses related to customer tooling. As a percent of net sales, research and development expenses decreased from 8% in the twenty-six weeks ended March 25, 2007 to 7% in the twenty-six weeks ended March 30, 2008.
Selling, general and administrative expenses for the twenty-six weeks ended March 30, 2008 were $36,799,000 compared to $38,531,000 for the twenty-six weeks ended March 25, 2007, a decrease of $1,732,000. The reduction was due to $4,169,000 of lower Disk Drive Components Division expenses primarily due to decreases in labor, professional services and recruitment expenses. These decreases were partially offset by $2,612,000 of increased BioMeasurement Division expenses primarily due to an increase in sales personnel. Overall, selling, general and administrative expenses as a percent of net sales increased from 11% in the twenty-six weeks ended March 25, 2007 to 12% in the twenty-six weeks ended March 30, 2008.
During the first quarter of 2008, we recorded a litigation charge of $2,494,000 related to the tentative settlement of a class-action lawsuit. The lawsuit challenged our pay practices pertaining to the time certain production employees spend gowning and ungowning at the beginning and end of their shifts and meal breaks. The reserve is comprised of estimated settlement payments to these employees and payment of their attorneys’ fees and expenses.
Loss from operations for the twenty-six weeks ended March 30, 2008 was $8,105,000, compared to loss from operations of $3,266,000 for the twenty-six weeks ended March 25, 2007, an increased loss of $4,839,000. The increased loss was primarily due to lower gross profit and the litigation charge, partially offset by lower research and development expenses and lower selling, general and administrative expenses. Loss from operations for the twenty-six weeks ended March 30, 2008 included a $10,941,000 loss from operations for our BioMeasurement Division, compared to a $7,036,000 loss from BioMeasurement operations for the twenty-six weeks ended March 25, 2007.
Interest income for the twenty-six weeks ended March 30, 2008 was $7,915,000, compared to $7,568,000 for the twenty-six weeks ended March 25, 2007, an increase of $347,000. The increase in interest income was due to interest on an amended sales and use tax return and higher average cash balances.
Other income, net of other expenses, for the twenty-six weeks ended March 30, 2008 was $1,329,000, compared to $2,770,000 for the twenty-six weeks ended March 25, 2007, a decrease of $1,441,000. Other income consists primarily of royalty income.
Interest expense for the twenty-six weeks ended March 30, 2008 was $5,872,000, compared to $4,846,000 for the twenty-six weeks ended March 25, 2007, an increase of $1,026,000. The increase in interest expense was due to lower capitalized interest expense resulting from reduced capital investments.
The income tax benefit for the twenty-six weeks ended March 30, 2008 was based on an estimated annual effective tax rate benefit of 31%. The annual effective tax rate benefit decreased compared to the twenty-six weeks ended March 25, 2007 due to the loss of the EIE benefit related to the export of U.S. products and the expiration of the federal research and development tax credit as of December 31, 2007.

The income tax provision for the twenty-six weeks ended March 25, 2007 was based on an estimated annual effective tax rate of 50%. The tax provision included a reduction for the reinstatement of the federal research and development tax credit retroactive to January 1, 2006 that occurred during the first quarter of 2007 and the benefit derived from the EIE provision related to the export of U.S. products.
Net loss for the twenty-six weeks ended March 30, 2008 was $3,947,000, compared to net income of $2,167,000 for the twenty-six weeks ended March 25, 2007, a decrease of $6,114,000. Net income for the twenty-six weeks ended March 25, 2007 included a combination of the prior and current year effects of the above-mentioned federal research and development tax credit reinstatement. The lower net income for the twenty-six weeks ended March 30, 2008 primarily was due to lower gross profit and the litigation charge, partially offset by lower research and development expenses and lower selling, general and administrative expenses as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents, short- and long-term investments, cash flow from operations and additional financing capacity. Our cash and cash equivalents increased from $64,509,000 at September 30, 2007 to $106,421,000 at March 30, 2008. Our short- and long-term investments decreased from $233,043,000 to $179,065,000 during the same period. Our cash and cash equivalents and short- and long-term investments decreased by $12,066,000. We spent $47,721,000 for the repurchase of our common stock and $36,875,000 for capital expenditures. We also recognized a charge of $7,548,000 for the temporary impairment of our ARS holdings. This decrease was offset by $73,745,000 of cash generated from operations and $7,215,000 in net proceeds from issuances of our common stock for stock options exercised and from our employee stock purchase plan during the first and second quarters of 2008.
At March 30, 2008, we reduced the value of our ARS portfolio from its par value of $101,300,000 to an estimated fair value of $93,752,000. Our ARS portfolio consists of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we hold is based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20% or a one-month LIBOR rate plus 1.50%. Other contractual factors can result in rate restrictions based on the profitability of the issuer or can impose temporary rates that are significantly higher or lower. We continue to earn and receive interest at these contractual rates on our ARS portfolio. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security or the security matures.
We classified our entire ARS portfolio as long-term investments on our condensed consolidated balance sheet as of March 30, 2008. We believe that long-term classification is appropriate due to the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded a temporary gross unrealized loss of $7,548,000 as of March 30, 2008. The valuation model we used to estimate the fair market value included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuation is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to successfully sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.

We have identified our ARS investments as temporarily impaired, and it could take until final maturity (up to 39 years) of the underlying securities to recover the par value of the ARS portfolio. We do not believe that the current illiquidity of these ARS will have a material impact on our ability to execute our current business plan.
In January 2006, we issued $225,000,000 aggregate principal amount of the 3.25% Notes. The 3.25% Notes were issued pursuant to an Indenture dated as of January 25, 2006 between us and LaSalle Bank National Association, as trustee (the “Indenture”). Interest on the 3.25% Notes is payable on January 15 and July 15 of each year, beginning on July 15, 2006.
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
In February 2003, we issued and sold $150,000,000 aggregate principal amount of the 2.25% Notes, which mature in 2010. Interest on the 2.25% Notes is payable semi-annually commencing September 15, 2003. The 2.25% Notes are convertible, at the option of the holder, into our common stock at any time prior to their stated maturity, unless previously redeemed or repurchased, at a conversion price of $29.84 per share. Beginning March 20, 2008, the 2.25% Notes became redeemable, in whole or in part, at our option at 100.64% of their principal amount, and thereafter at prices declining to 100% on March 15, 2010. In addition, upon the occurrence of certain events, each holder of the 2.25% Notes may require us to repurchase all or a portion of such holder’s 2.25% Notes at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, for the period to, but excluding, the date of the repurchase.
On December 21, 2007, we and HTA entered into a second amended and restated Loan Agreement with LaSalle Bank National Association. This amendment permits borrowing by HTA, permits borrowing in foreign-denominated currency up to a U.S. dollar equivalent of $10,000,000, and extends the agreement’s maturity date by two years to January 31, 2011. We continued our $50,000,000 unsecured credit facility that provides both revolving loans and letters of credit. As of March 30, 2008, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled $700,000 as of such date, resulting in $49,300,000 of remaining availability under the facility.
Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $36,875,000 for the twenty-six weeks ended March 30, 2008, compared to $62,927,000 for the twenty-six weeks ended March 25, 2007, a decrease of $26,052,000. We currently anticipate capital expenditures to be approximately $75,000,000 in 2008, primarily for tooling and manufacturing equipment for new process technology and capability improvements. The decrease from 2007 to 2008 is primarily due to completion of our volume TSA+ suspension production line in 2007. As the full transition to TSA+ suspensions takes place over the next five to seven years, our capital expenditures will increase as we add capacity. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents and short- and long-term investments, our credit facility or additional financing as needed.
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
The financial covenants to which we were subject as of March 30, 2008 are contained in our $50 million unsecured credit facility financing agreement. The covenants include shareholder distribution limitations, debt-related ratios and cash and earnings coverage tests. We had no outstanding loans under this facility at any time during fiscal 2007 or to date in fiscal 2008. As of March 30, 2008, we were in compliance with all covenants in our financing agreements. Given our current cash position, cash generated from operations and future business plans, we believe it is unlikely that we will not be able to comply with these covenants.
On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. As of March 30, 2008, we have spent $47,650,000 to repurchase 2.9 million shares at an average price of $16.61. The maximum dollar value of shares that may yet be purchased under the share repurchase plan is $82,350,000. All of our repurchases during the thirteen weeks ended March 30, 2008 were made on the open market.
During the second quarter of 2008, we entered into contracts to hedge gold commodity price risks. The contracts essentially established a fixed price for the underlying commodity and were designated and qualified at inception as effective cash flow hedges of purchases of gold. It is our policy to enter into derivative transactions only to the extent true exposures exist. We do not enter into derivative transactions for speculative or trading purposes. We evaluate hedge effectiveness at inception and on an ongoing basis. When a derivative is determined to be or is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in our cost of sales.
The fair value of these contracts recorded in our condensed consolidated balance sheets as of March 30, 2008 was $96,000 included in “Other current assets” and $814,000 included in “Accrued expenses.” The effective portion is reflected in accumulated OCI, net of tax. The gains/losses on these contracts are recorded in cost of sales as the commodities are consumed. Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in fair value of the anticipated commodity purchases and is recorded in cost of sales.
We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations, our credit facility and additional financing will be sufficient to meet our operating expenses, debt service requirements, share repurchases and capital expenditures through 2008. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all, if needed.
CONTRACTUAL OBLIGATIONS
The total liability for uncertain tax positions under FIN 48 related to our contractual obligations at March 30, 2008 was $6,107,000. We are not able to reasonably estimate the amount by which this liability will increase or decrease over time; however, we currently do not expect a significant payment related to our contractual obligations within the next year. Aside from the obligations related to FIN 48, there have been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
CRITICAL ACCOUNTING POLICIES
Except as noted below, there have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
We account for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that available-for-sale securities be carried at fair value, with unrealized gains and losses reported as other comprehensive income within shareholders’ investment, net of applicable income taxes. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in other income. Fair value of the securities is based upon quoted market prices and/or management’s best estimate on the last business day of the reporting period. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based upon management’s intent and ability to hold these investments.
RECENT ACCOUNTING PRONOUNCEMENTS
In March 2008, FASB issued SFAS No. 161, which amends SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.
In February 2007, the FASB issued Statement SFAS No. 159, which becomes effective for fiscal periods beginning after November 15, 2007, our fiscal year 2009. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We have not determined the impact, if any, the adoption of this statement will have on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157. This statement clarifies the definition of fair value, establishes a framework for measuring fair value in accordance with GAAP and expands the disclosures on fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurement. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB issued FASB Staff Position FAS157-b, which deferred the effective date of SFAS No. 157 for one year, as it related to nonfinancial assets and liabilities. We are evaluating the impact the adoption of

SFAS No. 157 will have on our financial statements and related disclosure, but do not expect SFAS No. 157 will have a material impact on our consolidated financial position or results of operations.
In June 2006, the FASB issued FIN 48, an interpretation of FASB No. 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. Effective October 1, 2007, the beginning of our current fiscal year, we adopted FIN 48. The adoption of FIN 48 resulted in a reclassification of $6,035,000 of gross unrecognized tax benefits from accrued expenses to uncertain tax positions.
MARKET TRENDS
We expect that the expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software and the growth of new applications for disk storage, such as digital video recorders and personal storage devices, together with emerging opportunities in other consumer electronics applications, will increase disk drive demand and, therefore, suspension assembly demand in the future. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models and the end devices that disk drives are used in. In addition, disk drive manufacturers are increasingly seeking lower cost designs and suspension assembly pricing is competitive.
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
The introduction of new types or sizes of read/write heads and disk drives may initially decrease our customers’ yields with the result that we may experience temporary elevations of demand for some types of suspension assemblies. For example, we believe reduced yields for some of our customers due to their transition to higher density read/write heads resulted in increased shipments of our suspension assemblies in 2003 and the first half of 2004. As programs mature, higher customer yields decrease the demand for suspension assemblies. The advent of new disk drive technologies and the continual pursuit of increased data density and lower storage costs are leading to suspension assemblies that will require finer electrical conductors and further adoption of value-added features for suspension assemblies. While we are generally able to increase our selling price for these suspension assemblies, theses changes may temporarily increase our development spending and reduce our manufacturing yields and efficiencies. These changes will continue to affect us.

FORWARD-LOOKING STATEMENTS
Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements can include, but are not limited to, statements regarding the following: the demand for and shipments of disk drives, suspension assemblies and suspension assembly components, disk drive and suspension assembly technology and development, the development of and market demand for medical devices, capital expenditures and capital resources, average selling prices, investments in research and development, inventory levels, gross margins and operating results, manufacturing capacity and utilization, leverage of investments, cost-reduction efforts, operating performance and production capabilities. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2007. This list of factors may not be exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our credit facility with LaSalle Bank National Association carries interest rate risk, in connection with certain borrowings for which it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the credit facility, interest expense would increase or decrease accordingly. At March 30, 2008, there were no outstanding loans under the credit facility.
We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Market interest rate changes, however, would affect the fair market value of this fixed rate debt.
Our investing activities are guided by an investment policy, which is reviewed at least annually by our board of directors, and whose objectives are preservation and safety of capital, maintenance of necessary liquidity and maximizing of the rate of return within the stated guidelines. Our policy provides guidelines as to the maturity, concentration limits and credit quality of our investments, as well as guidelines for communication, authorized securities and other policies and procedures in connection with our investing activities.
We are exposed to various market risks and potential loss arising from changes in interest rates in connection with our cash, cash equivalents and marketable securities held in investment accounts.
At March 30, 2008, we reduced the value of our ARS portfolio from its par value of $101,300,000 to an estimated fair value of $93,752,000. Our ARS portfolio consists of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we hold is based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20% or a one-month LIBOR rate plus 1.50%. Other contractual factors can result in rate restrictions based on the profitability of the issuer or can impose temporary rates that are significantly higher or lower. We continue to earn and receive interest at these contractual rates on our ARS portfolio. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security or the security matures.
We classified our entire ARS portfolio as long-term investments on our condensed consolidated balance sheet as of March 30, 2008. We believe that long-term classification is appropriate due to the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded a temporary gross unrealized loss of $7,548,000 as of March 30, 2008. The valuation model we used to estimate the fair market value included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuation is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to successfully sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.
We have identified our ARS investments as temporarily impaired, and it could take until final maturity (up to 39 years) of the underlying securities to recover the par value of the ARS portfolio. We do not believe that the current illiquidity of these ARS will have a material impact on our ability to execute our current business plan.

All of our sales transactions in our Disk Drive Components Division are denominated in U.S. dollars and thus are not subject to risk due to currency exchange fluctuations. Certain sales transactions in our BioMeasurement Division are denominated in foreign currencies.
We have established policies governing our use of derivative instruments. We do not use derivative instruments for trading or speculative purposes, nor are we party to any leveraged derivative instruments or any instruments for which the fair market values are not available from independent third parties. We manage counter-party risk by entering into derivative contracts only with major financial institutions with investment grade credit ratings and by limiting the amount of exposure to each financial institution. The terms of certain derivative instruments contain a credit clause under which each party has a right to settle at market if the other party is downgraded below investment grade. As of March 30, 2008, the fair market value of all derivative contracts on our condensed consolidated balance sheet was a net liability of $718,000 pre-tax.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 30, 2008 because they are not yet able to conclude that we have remediated the material weakness in internal control over financial reporting identified in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
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
During our first quarter of 2008, we implemented the following remediation steps to address the material weakness discussed above:
•	improved procedures for the calculation and reconciliation process of our deferred income tax assets and liabilities, including validation of underlying supporting data; and

•	enhanced quarterly management review of the calculation of the deferred income tax assets and liabilities and underlying support data.
These remediation steps were in place during our second quarter of 2008. We believe these remediation steps will correct the material weakness discussed above. We believe the controls that have been designed and implemented need to be in place for a period of time to ensure that they are operating effectively. Accordingly, we will fully test the effectiveness of our remediation efforts when we complete the year-end preparation and review of our fiscal 2008 financial statements. If we believe the remediation efforts have been effective, the material weakness will be closed.
We have not identified any changes in our internal control over financial reporting during our second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
OTHER LITIGATION AND PROCEEDINGS
Our company was named as the defendant in a complaint brought in Hennepin County, Minnesota, District Court by two current and three former employees and served on us on August 28, 2006. On behalf of a class of current and former non-exempt production workers employed by us in Minnesota, the complaint asserts claims based on the federal Fair Labor Standards Act, several statutes and regulations dealing with topics related to wages and breaks, and common law theories, and alleges that we fail to pay our production workers for the time they spend gowning and ungowning at the beginning and end of their shifts and meal breaks and that we do not provide employees the breaks allegedly required by Minnesota law or promised by company policy. An amended complaint asserts similar claims on behalf of current and former Wisconsin and South Dakota employees. On September 18, 2006, we removed the action to the U.S. District Court for the District of Minnesota. The complaint seeks pay for the allegedly unpaid time, an equal amount of liquidated damages, other damages, penalties, attorneys’ fees and interest. We have reached a tentative settlement with the plaintiffs, which is subject to court approval. By order dated April 24, 2008, the District Court preliminarily approved the settlement agreement and set a final approval hearing for September 11, 2008. During the first quarter of 2008, we recorded a litigation charge of $2,494,000 related to the tentative settlement of this class-action lawsuit.
We were informed on May 2, 2007 that the SEC opened an investigation into possible federal securities law violations by our company, our officers, directors, employees and others, during 2005 and 2006. The investigation includes the matters alleged in the federal securities class action litigation described above. We do not know when or how the investigation might be concluded. We are not able to predict the ultimate outcome of the securities class action litigation or the SEC investigation. It is possible that these matters could be resolved adversely to us, could result in substantial costs and could divert management’s attention and resources, which could harm our business.

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

ITEM 1A. RISK FACTORS
Except as noted below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
Due to recent uncertainties in the credit markets, we may be unable to liquidate holdings of our auction-rate securities, and our estimates of the fair value of these securities could differ substantially from the actual amount we would collect upon liquidation.
Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security or the security matures (after a term of up to 39 years). There is no assurance that future auctions of securities in our ARS portfolio will be successful. As a result, our ability to voluntarily liquidate and recover the carrying value of some or all of our ARS portfolio may be limited for an indefinite period of time (up to a maximum of each security’s final maturity date). This limitation could negatively affect our overall liquidity.
As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of our ARS investments and recorded a temporary gross unrealized loss. Our valuation is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to successfully sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.
We have identified our ARS portfolio as temporarily impaired, and it could take until final maturity of the underlying securities (up to 39 years) to recover the par value of our ARS portfolio. If we need to liquidate a portion of our ARS portfolio while the securities are impaired, we may incur losses that could negatively affect our actual financial performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. As of March 30, 2008, we have spent $47,650,000 to repurchase 2.9 million shares at an average price of $16.61. The maximum dollar value of shares that may yet be purchased under the share repurchase plan is $82,350,000. All of our repurchases during the thirteen weeks ended March 30, 2008 were made on the open market.

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average Price	Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share ($)	or Programs	Plan or Program

December 31, 2007 — January 27, 2008	—	—	—	—
January 28 — February 24, 2008	1,534,300	16.17	1,534,300	$105,192,000
February 25 — March 30, 2008	1,333,800	17.13	1,333,800	82,350,000
Total	2,868,100	16.61	2,868,100	$82,350,000

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of Shareholders on January 30, 2008, for the purpose of electing eight directors, approving the amendment and restatement of our 1996 Incentive Plan and ratifying the appointment of Deloitte & Touche LLP as our independent registered public accounting firm. Results of shareholder voting on these matters were as follows:
1. Election of eight directors for a one-year term:

	For	Withheld

W. Thomas Brunberg	23,631,375	790,893
Archibald Cox, Jr.	24,039,739	382,529
Wayne M. Fortun	24,135,255	287,013
Jeffrey W. Green	24,180,904	241,364
Russell Huffer	24,216,409	205,859
William T. Monahan	24,126,808	295,460
Richard B. Solum	23,653,942	768,326
Thomas R. VerHage	24,215,611	206,657

					Broker
		For	Against	Abstain	Non-Vote
2.	Approval of the amendment and restatement of the company’s 1996 Incentive Plan:	20,100,338	1,174,728	113,576	3,033,626

3.	Ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the company:	24,359,839	54,169	8,260	0

ITEM 6. EXHIBITS
(A) EXHIBITS:
Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 0-14709.

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).

3.2	Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/27/04).

10.1	Form of Incentive Stock Option Agreement (Employee) under the Hutchinson Technology Incorporated 1996 Incentive Plan (As Amended and Restated January 30, 2008).

10.2	Form of Non-Statutory Stock Option Agreement (Employee) under the Hutchinson Technology Incorporated 1996 Incentive Plan (As Amended and Restated January 30, 2008).

10.3	Amendment to Second Amended and Restated Loan Agreement, dated as of February 1, 2008, by and among Hutchinson Technology Incorporated, Hutchinson Technology Asia, Inc., and LaSalle Bank National Association.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED
Date: May 9, 2008	By	/s/ Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date: May 9, 2008	By	/s/ John A. Ingleman
John A. Ingleman
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.		Page
3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).	Incorporated by Reference

3.2	Restated By-Laws of HTI (incorporated by reference to Exhibit 3.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/27/04).	Incorporated by Reference

10.1	Form of Incentive Stock Option Agreement (Employee) under the Hutchinson Technology Incorporated 1996 Incentive Plan (As Amended and Restated January 30, 2008).	Filed Electronically

10.2	Form of Non-Statutory Stock Option Agreement (Employee) under the Hutchinson Technology Incorporated 1996 Incentive Plan (As Amended and Restated January 30, 2008).	Filed Electronically

10.3	Amendment to Second Amended and Restated Loan Agreement, dated as of February 1, 2008, by and among Hutchinson Technology Incorporated, Hutchinson Technology Asia, Inc., and LaSalle Bank National Association.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically