Form 10-Q
period 2008-06-29
HUTCHINSON TECHNOLOGY INC
filed 2008-08-05
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 29, 2008
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
As of August 1, 2008, the registrant had 22,938,131 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	June 29,	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$34,044	$64,509
Short-term investments (Note 4)	146,314	233,043
Trade receivables, net	87,023	101,997
Other receivables	7,727	20,529
Inventories	78,915	61,183
Deferred tax assets (Note 9)	9,564	8,582
Other current assets (Note 10)	7,946	7,444

Total current assets	371,533	497,287
Long-term investments (Note 4)	94,770	—
Property, plant and equipment, net	429,815	457,883
Deferred tax assets (Note 9)	84,156	79,008
Other assets (Note 10)	11,117	15,811

	$991,391	$1,049,989

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$1,418	$1,344
Accounts payable	29,223	29,528
Accrued expenses	17,606	16,535
Accrued compensation	22,223	21,257

Total current liabilities	70,470	68,664
Convertible subordinated notes	375,000	375,000
Long-term debt, less current maturities	2,869	3,944
Uncertain tax positions (Note 9)	6,190	—
Other long-term liabilities	1,482	2,834
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 22,890,000 and 26,074,000 issued and outstanding	229	261
Additional paid-in capital	370,412	411,349
Accumulated other comprehensive (loss) gain	(6,554)	29
Accumulated earnings	171,293	187,908

Total shareholders’ investment	535,380	599,547

	$991,391	$1,049,989

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 29,	June 24,	June 29,	June 24,
	2008	2007	2008	2007
Net sales	$150,398	$156,686	$467,319	$516,249
Cost of sales	133,886	135,707	398,949	429,699

Gross profit	16,512	20,979	68,370	86,550
Research and development expenses	9,697	14,524	30,367	44,830
Selling, general and administrative expenses	17,791	19,096	54,590	57,627
Severance and other expenses (Note 8)	1,061	8,728	1,061	8,728
Litigation charge (Note 16)	—	—	2,494	—

Loss from operations	(12,037)	(21,369)	(20,142)	(24,635)
Other income, net	526	648	1,855	3,418
Interest income	1,390	3,748	9,305	11,316
Interest expense	(2,906)	(2,606)	(8,778)	(7,452)

Loss before income taxes	(13,027)	(19,579)	(17,760)	(17,353)
Benefit for income taxes	(4,642)	(6,099)	(5,428)	(6,040)

Net loss	$(8,385)	$(13,480)	$(12,332)	$(11,313)

Basic loss per share	$(0.36)	$(0.52)	$(0.50)	$(0.44)

Diluted loss per share	$(0.36)	$(0.52)	$(0.50)	$(0.44)

Weighted-average common shares outstanding	23,212	26,027	24,902	25,961

Weighted-average common and diluted shares outstanding	23,212	26,027	24,902	25,961

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(In thousands)

	Thirty-Nine Weeks Ended
	June 29,	June 24,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(12,332)	$(11,313)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	83,814	85,596
Stock-based compensation	4,541	3,461
Benefit for deferred taxes (Note 9)	(6,147)	(8,724)
Loss on disposal of assets	670	2
Severance and other expenses (Note 8)	—	8,728
Litigation charge (Note 16)	2,494	—
Changes in operating assets and liabilities (Note 14)	15,157	3,935

Cash provided by operating activities	88,197	81,685

INVESTING ACTIVITIES:
Capital expenditures	(53,838)	(87,026)
Purchases of marketable securities	(852,866)	(1,333,665)
Sales/maturities of marketable securities	838,836	1,322,253

Cash used for investing activities	(67,868)	(98,438)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	7,928	6,955
Repayment of long-term debt	(1,001)	(932)
Repurchase of common stock	(57,721)	—

Cash (used for) provided by financing activities	(50,794)	6,023

Net decrease in cash and cash equivalents	(30,465)	(10,730)

Cash and cash equivalents at beginning of period	64,509	40,331

Cash and cash equivalents at end of period	$34,044	$29,601

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
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
(2) ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). This staff position specifies that convertible debt instruments that may be settled in cash upon conversion, shall be separately accounted for by allocating a portion of the fair value of the instrument as a liability and the remainder as an equity component. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost over the effective term. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, our fiscal year 2010. We are currently evaluating the impact this staff position will have on our $225,000,000 aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”), but have not yet determined the impact the adoption of this statement will have on our consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.
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
(3) BUSINESS AND CUSTOMERS
We are a leading supplier of suspension assemblies for hard disk drives. Suspension assemblies hold the recording heads in position above the spinning magnetic disks in the drive and are critical to maintaining the necessary microscopic clearance between the head and disk. We developed our leadership position in suspension assemblies through research, development and design activities coupled with a substantial investment in manufacturing technologies and equipment. We are focused on continuing to develop suspension assemblies and component-level suspension assembly parts, such as flexures and baseplates, which address the rapidly changing requirements of the hard disk drive industry. We also are engaged in the development, production and commercialization of products for the medical device market. For the thirty-nine weeks ended June 29, 2008, we generated $598,000 of revenue from these products and incurred an operating loss of $16,557,000 for our BioMeasurement Division.

A breakdown of customer sales is as follows:

	Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 29,	June 24,	June 29,	June 24,
	2008	2007	2008	2007
Five Largest Customers	99%	92%	97%	87%

Sales to Major Customers:
SAE Magnetics, Ltd./TDK	37%	31%	32%	28%
Western Digital Corporation	30%	20%	28%	17%
Seagate Technology LLC	27%	26%	30%	26%
Fujitsu Limited	5%	6%	6%	6%
Alps Electric Co., Ltd.	—	9%	1%	10%
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
A summary of our investments as of June 29, 2008 is as follows:

	Cost	Gross Unrealized		Recorded
	Basis	Gains	Losses	Basis

Short-term investments Government securities	$146,314	$—	$—	$146,314
Long-term investments Auction-rate securities	100,750	—	5,980	94,770

	$247,064	$—	$5,980	$241,084

As of June 29, 2008, our short-term investments mature within one year. Our long-term ARS investments could take until final maturity (up to 39 years) to realize their par value.
As of June 29, 2008, the value of our ARS portfolio was reduced from its par value of $100,750,000 to an estimated fair value of $94,770,000. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
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
Our entire ARS portfolio is classified as long-term investments on our condensed consolidated balance sheet as of June 29, 2008. We believe that long-term classification is appropriate due to the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded a temporary gross unrealized loss of $5,980,000 as of June 29, 2008. The valuation model we used to estimate the fair market value included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuation is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.
We have identified our ARS investments as temporarily impaired, and it could take until final maturity (up to 39 years) of the underlying securities to recover the par value of the ARS portfolio. We do not believe that the illiquidity of these ARS will have a material impact on our ability to execute our current business plan.
(5) TRADE RECEIVABLES
We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $87,023,000 at June 29, 2008 and $101,997,000 at September 30, 2007 are net of allowances of $628,000 and $416,000, respectively. As of June 29, 2008, allowances of $628,000 consisted of a $19,000 allowance for doubtful accounts and a $609,000 allowance for sales returns. As of September 30, 2007, allowances of $416,000 consisted of a $19,000 allowance for doubtful accounts and a $397,000 allowance for sales returns.
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

	Increases in the	Reductions in the
	Allowance Related	Allowance for
September 30,	to Warranties	Returns Under	June 29,
2007	Issued	Warranties	2008
$397	$3,744	$(3,532)	$609

(6) INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at June 29, 2008 and September 30, 2007:

	June 29,	September 30,
	2008	2007
Raw materials	$26,904	$21,108
Work in process	17,242	11,980
Finished goods	34,769	28,095

	$78,915	$61,183

(7) EARNINGS (LOSS) PER SHARE
     Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed (i) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” using the treasury stock method for outstanding stock options and the if-converted method for the $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010 (the “2.25% Notes”), and (ii) in accordance with Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” for the 3.25% Notes”, and is calculated to compute the dilutive effect of potential common shares using net income (loss) available to common shareholders.
     A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 29,	June 24,	June 29,	June 24,
	2008	2007	2008	2007
Net loss	$(8,385)	$(13,480)	$(12,332)	$(11,313)
Plus: interest expense on convertible subordinated notes	—	—	—	—
Less: additional profit-sharing expense and income tax provisions	—	—	—	—

Net loss available to common shareholders	$(8,385)	$(13,480)	$(12,332)	$(11,313)

Weighted-average common shares outstanding	23,212	26,027	24,902	25,961
Dilutive potential common shares	—	—	—	—

Weighted-average common and diluted shares outstanding	23,212	26,027	24,902	25,961

Basic loss per share	$(0.36)	$(0.52)	$(0.50)	$(0.44)

Diluted loss per share	$(0.36)	$0.52)	$(0.50)	$(0.44)

Diluted loss per share for the thirteen weeks and thirty-nine weeks ended June 29, 2008 excludes potential common shares of 3,467,000 and 2,877,000 respectively using the treasury stock method and potential common shares of 5,027,000 using the if-converted method for the 2.25% Notes, as they were antidilutive. Diluted loss per share for the thirteen weeks and thirty-nine weeks ended June 24, 2007 excludes potential common shares of 2,720,000 and 2,400,000 respectively using the treasury stock method and potential common shares of 5,027,000 using the if-converted method for the 2.25% Notes, as they were antidilutive.
(8) SEVERANCE AND OTHER
During the third quarter of 2008, we took actions to reduce operating costs, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $1,061,000, which was fully paid during the third quarter of 2008.
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
(9) INCOME TAXES
The following table details the significant components of our deferred tax assets:

	June 29,	September 30,
	2008	2007
Current deferred tax assets:
Receivable allowance	$229	$152
Inventories	4,736	4,857
Accruals and other reserves	4,599	3,573

Total current deferred tax assets	9,564	8,582

Long-term deferred tax assets:
Property, plant and equipment	25,983	36,678
Deferred income	3,119	2,428
Capital loss	—	—
Tax credits	37,004	35,485
Net operating loss carryforwards	26,237	11,244
Valuation allowance	(8,187)	(6,827)

Total long-term deferred tax assets	84,156	79,008

Total deferred tax assets	$93,720	$87,590

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 29, 2008, our deferred tax assets included $37,004,000 of unused tax credits, $5,731,000 of which can be carried forward indefinitely and $31,273,000 of which begin to expire at various dates beginning in 2009. At June 29, 2008, our condensed consolidated balance sheet included $26,237,000 of deferred tax assets related to net operating loss (“NOL”) carryforwards which begin to expire in 2018. As of June 29, 2008 we had an estimated NOL carryforward of approximately $68,001,000 for United States federal tax return purposes. A valuation allowance of $8,187,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of certain tax credits, our capital loss and NOL carryforwards before they expire. In addition, as a result of the temporary impairment of our ARS (see Note 4), at June 29, 2008 we had a capital loss carryforward of $2,180,000 and we recorded a full valuation allowance against it.
We have evaluated the sustainability of the benefits of our NOL carryforward and other tax credits, recognized as deferred tax assets on our consolidated balance sheets, in accordance with the requirements of FASB Statement No. 109 (“SFAS 109”), which includes the assessment of cumulative income over the prior three year period. We have recorded valuation allowances based on the estimated utilization of those attributes based on our projections of future taxable income. We will continue to reevaluate the ability to rely on future projected utilization of our deferred tax assets at each reporting period. If our cumulative income over a three year period were to result in a loss, we would be required to further assess, as stated in SFAS 109, our ability to utilize projections of future taxable income to realize our deferred tax assets.
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
The adoption of FIN 48 resulted in a reclassification of $6,035,000 of gross unrecognized tax benefits from accrued expenses to uncertain tax positions. These gross unrecognized tax benefits will affect our effective tax rate if realized. At June 29, 2008 our total unrecognized tax benefits on our condensed consolidated balance sheet were $6,190,000. Our policy is to record interest expense and penalties within the provision for income taxes on the consolidated statements of operations. No interest expense or penalties have been included in the gross amount of unrecognized tax benefits due to existing tax credits and NOL carryforwards.
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
The income tax benefits of $4,642,000 and $6,099,000 for the thirteen weeks ended June 29, 2008 and June 24, 2007, respectively, were based on estimated annual effective tax rates after discrete items for each fiscal year of 31% and 62%, respectively. The effective tax rate for the thirteen weeks ended June 24, 2007 was due to a projected loss for 2007 which was expected to result in an income tax benefit for 2007.
The income tax benefits of $5,428,000 and $6,040,000 for the thirty-nine weeks ended June 29, 2008 and June 24, 2007, respectively, were based on estimated annual effective tax rates after discrete items for each fiscal year of 31% and 62%, respectively. For the thirty-nine weeks ended June 29, 2008, the benefit was lower than the statutory benefit due to increasing the valuation allowance related to certain tax credits and state NOL carryforwards. The annual effective rate for the thirty-nine weeks ended June 29, 2008, decreased compared to the thirty-nine weeks ended June 24, 2007 due to a projected loss for 2007 which was expected to result in an income tax benefit for 2007, the expiration of the federal research and development tax credit as of December 31, 2007 and the loss of the

Extraterritorial Income Exclusion Act of 2000 (“EIE”) benefit related to the export of U.S. products. The tax benefit for the thirty-nine weeks ended June 24, 2007 also includes a benefit for the reinstatement of the federal research and development tax credit retroactive to January 1, 2006 that occurred during the first quarter of 2007.
(10) OTHER ASSETS
During the second quarter of 2002, we prepaid $26,000,000 related to a technology and development agreement. As of June 29, 2008, the unamortized portion of the prepayment was $5,651,000, of which $3,321,000 was included in “Other current assets” and $2,330,000 was included in “Other assets” on the accompanying condensed consolidated balance sheet. The unamortized portion will be amortized based on estimated product shipments over the remaining term of the agreement, which ends in 2010.
(11) LONG-TERM DEBT
In January 2006, we issued $225,000,000 aggregate principal amount of the 3.25% Notes, which mature in 2026. The 3.25% Notes were issued pursuant to an Indenture dated as of January 25, 2006 (the “Indenture”). Interest on the 3.25% Notes is payable on January 15 and July 15 of each year, which began on July 15, 2006. Issuance costs of $6,029,000 were capitalized and are being amortized over seven years in consideration of the holders’ ability to require us to repurchase all or a portion of the 3.25% Notes on January 15, 2013, as described below.
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
In February 2003, we issued and sold $150,000,000 aggregate principal amount of the 2.25% Notes, which mature in 2010. Interest on the 2.25% Notes is payable semi-annually, which began on September 15, 2003. The 2.25% Notes are convertible, at the option of the holder, into our common stock at any time prior to their stated maturity, unless previously redeemed or repurchased, at a conversion price of $29.84 per share. Beginning March 20, 2008, the 2.25% Notes became redeemable, in whole or in part, at our option at 100.64% of their principal amount, and thereafter at prices declining to 100% on March 15, 2010. In addition, upon the occurrence of certain events, each holder of the 2.25% Notes may require us to repurchase all or a portion of such holder’s 2.25% Notes at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, for the period to, but excluding, the date of the repurchase.
During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our Eau Claire, Wisconsin, manufacturing site, together with related equipment, for $12,924,000, which included the assumption of a mortgage by us with a 7.15% interest rate that matures in April 2011. At June 29, 2008, the mortgage balance totaled $4,287,000.

On December 21, 2007, we and our wholly-owned subsidiary Hutchinson Technology Asia, Inc. (“HTA”) entered into a second amended and restated Loan Agreement with LaSalle Bank National Association. This amendment permits borrowing by HTA, permits borrowing in foreign-denominated currency up to a U.S. dollar equivalent of $10,000,000, and extends the agreement’s maturity date by two years to January 31, 2011. We continued our $50,000,000 unsecured credit facility that provides both revolving loans and letters of credit. As of June 29, 2008, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled $700,000 as of such date, resulting in $49,300,000 of remaining availability under the facility.
The financial covenants to which we were subject as of June 29, 2008 are contained in our $50 million unsecured credit facility financing agreement. The covenants include shareholder distribution limitations, debt-related ratios and cash and earnings coverage tests. We had no outstanding loans under this facility at any time during fiscal 2007 or to date in fiscal 2008. As of June 29, 2008, we were in compliance with all financial covenants in our financing agreement. Given our current cash position, cash generated from operations and future business plans, we believe it is likely that we will be able to comply with these covenants.
(12) OTHER COMPREHENSIVE (LOSS) INCOME
Other comprehensive (loss) income
The components of other comprehensive (loss) income (“OCI”), net of income taxes, are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 29,	June 24,	June 29,	June 24,
	2008	2007	2008	2007

Net loss	$(8,385)	$(13,480)	$(12,332)	$(11,313)

Other comprehensive income:
Unrealized (loss) gain on securities available for sale, net of income taxes of $0, $17, $(17) and $55, respectively	1,718	28	(6,007)	97
Change in fair value of derivative instruments, net of income taxes of $(110), $0, $(154) and $0, respectively	(125)	—	(576)	—

Total other comprehensive gain (loss)	1,593	28	(6,583)	97

Total comprehensive loss	$(6,792)	$(13,452)	$(18,915)	$(11,216)

The components of accumulated OCI, net of income taxes, are as follows:

	June 29,	September 30,
	2008	2007

Available-for-sale securities	$(5,978)	$29
Derivatives	(576)	—

Total accumulated other comprehensive (loss) gain	$(6,554)	$29

Derivatives
During the third quarter of 2008, we entered into contracts to hedge gold commodity price risks through June 2009. The contracts essentially established a fixed price for the underlying commodity and were designated and qualified as effective cash flow hedges of purchases of gold. It is our policy to enter into derivative transactions only to the extent true exposures exist. We do not enter into derivative transactions for speculative or trading purposes. We evaluate hedge effectiveness at inception and on an ongoing basis. Derivatives are recognized on the balance sheet at fair value. When a derivative is determined to be or is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in cost of sales.
The fair value of these contracts recorded in our condensed consolidated balance sheet as of June 29, 2008 was $408,000 included in “Other current assets” and $809,000 included in “Accrued expenses.” The effective portion is reflected in accumulated OCI, net of tax. The gains/losses on these contracts are recorded in cost of sales as the commodities are consumed. Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in fair value of the anticipated commodity purchases and is recorded in cost of sales.
The following table summarizes the pre-tax activity in OCI related to these contracts:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 29,	June 24,	June 29,	June 24,
	2008	2007	2008	2007

Beginning of period unrealized loss in accumulated OCI	$(718)	$—	$—	$—
Decrease in fair value of derivative instruments	(30)		(748)
Gains reclassified from OCI, offsetting the cost of sales	18		18

End of period unrealized loss in accumulated OCI	$(730)	$—	$(730)	$—

The amount of ineffectiveness recognized in earnings for these contracts during the thirteen weeks ended June 29, 2008 and the thirty-nine weeks ended June 29, 2008 was insignificant. We expect that we will realize substantially all of the unrealized losses and report them in cost of sales during the next twelve months as the cost of gold is recorded in cost of sales.
(13) SHAREHOLDERS’ EQUITY
On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. As of June 29, 2008, we have spent $57,632,000 to repurchase 3.6 million shares at an average price of $16.21. The maximum dollar value of shares that may yet be purchased under the share repurchase plan is $72,368,000. All of our repurchases during the thirteen weeks ended June 29, 2008 were made in the open market.

(14) SUPPLEMENTARY CASH FLOW INFORMATION

	Thirty-Nine Weeks Ended
	June 29,	June 24,
	2008	2007
Changes in operating assets and liabilities:
Receivables, net	$27,776	$4,539
Inventories	(17,732)	6,584
Other assets	(916)	(1,426)
Accounts payable and accrued expenses	1,192	(4,684)
Other long-term liabilities	4,837	(1,078)

	$5,157	$3,935

Cash paid for:
Interest (net of amount capitalized)	$4,984	$3,583
Income taxes	55	828

Non-cash investing activities:
Capital expenditures in accounts payable	$3,277	$4,469
Capitalized interest for the thirty-nine weeks ended June 29, 2008 was $738,000 compared to $2,183,000 for the thirty-nine weeks ended June 24, 2007. Interest is capitalized using an overall borrowing rate for assets that are being constructed or otherwise produced for our own use. Interest capitalized during the thirty-nine weeks ended June 29, 2008 was primarily for development of new process technology and capability improvements, TSA+ suspension production capacity and new program tooling.
(15) STOCK-BASED COMPENSATION
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
We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $1,589,000 and $1,277,000 for the thirteen weeks ended June 29, 2008 and June 24, 2007, respectively; and $4,541,000 and $3,461,000 for the thirty-nine weeks ended June 29, 2008 and June 24, 2007, respectively. In accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” there was no tax benefit from recording this non-cash expense.
As of June 29, 2008, $9,284,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 18 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirty-nine weeks ended June 29, 2008 and June 24, 2007 were $12.72 and $12.86, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirty-Nine Weeks Ended
	June 29,	June 24,
	2008	2007
Risk-free interest rate	3.6%	4.7%
Expected volatility	40%	45%
Expected life (in years)	7.8	7.7
Dividend yield	—	—
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.
Option transactions during the thirty-nine weeks ended June 29, 2008 are summarized as follows:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual	Aggregate
	Shares	Exercise Price ($)	Life (yrs.)	Intrinsic Value ($)
Outstanding at September 30, 2007	3,262,467	25.27	5.4	5,265
Granted	556,400	25.56
Exercised	(253,285)	23.58
Expired	(91,991)	27.90

Outstanding at June 29, 2008	3,473,591	25.37	5.7	—

Options vested or expected to vest at June 29, 2008	3,454,575	25.36	5.7

Options exercisable at June 29, 2008	2,229,351	25.65	4.0	—

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
Range of		Contractual	Weighted-Average		Weighted-Average
Exercise Prices ($)	Number Outstanding	Life (yrs.)	Exercise Price ($)	Number Exercisable	Exercise Price ($)
14.42-20.00	596,260	2.3	18.68	561,260	18.85
20.01-25.00	1,171,592	5.9	23.19	674,042	23.33
25.01-30.00	1,078,514	7.3	27.20	368,324	28.43
30.01-45.06	627,225	5.8	32.63	625,725	32.63

Total	3,473,591	5.7	25.37	2,229,351	25.65

(16) LEGAL CONTINGENCIES
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
Defendants moved to dismiss the consolidated complaint. By Memorandum Opinion and Order filed on June 4, 2007, the District Court granted defendants’ motion and dismissed the consolidated complaint with prejudice. Plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Eighth Circuit. On August 5, 2008, the Court of Appeals affirmed the judgment of the District Court in favor of the defendants.
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
We were informed on May 2, 2007 that the SEC opened an investigation into possible federal securities law violations by our company, our officers, directors, employees and others, during 2005 and 2006. We were notified in July 2008 that the SEC staff has completed their investigation indicating that they do not intend to recommend enforcement action by the SEC.
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
(17) SEGMENT REPORTING
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
The following table represents net sales by product for each reportable segment and operating loss for each reportable segment.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 29,	June 24,	June 29,	June 24,
	2008	2007	2008	2007
Net sales:
Disk Drive Components Division:
Suspension assemblies	$147,707	$152,254	$460,610	$493,700
Other products	2,461	4,289	6,111	22,191

Total Disk Drive Components Division	150,168	156,543	466,721	515,891
BioMeasurement Division	230	143	598	358

	$150,398	$156,686	$467,319	$516,249

Loss from operations:
Disk Drive Components Division	$(6,421)	$(16,471)	$(3,585)	$(12,701)
BioMeasurement Division	(5,616)	(4,898)	(16,557)	(11,934)

	$(12,037)	$(21,369)	$(20,142)	$(24,635)

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
GENERAL
Since the late 1980s, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components to nearly all domestic and foreign-based manufacturers of disk drives and head-gimbal assemblers for all sizes of disk drives. Suspension assemblies are a critical component of disk drives, and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations are affected from time to time by disk drive industry demand changes, adjustments in inventory levels throughout the disk drive supply chain, technological changes that impact suspension assembly demand, shifts in our market position and our customers’ market position, our customers’ production yields and our own product transitions, production yields and production capacity utilization. From time to time we have researched the benefits and feasibility of manufacturing our disk drive products in Asia. We are currently considering sites for a facility in Asia and will continue to evaluate the possible long-term advantages of establishing an Asian assembly operation.
Our BioMeasurement Division is engaged in the development, production and commercialization of products for the medical device market. We expect to generate approximately $1 million of revenue from the InSpectra® StO2 System during 2008 and anticipate an operating loss in 2008 for our BioMeasurement Division. The number of customers for the InSpectra StO2 System totaled 45 as of June 29, 2008, up from 20 at the end of the preceding fiscal year. Additionally, more than 100 hospitals in the U.S. and Europe are currently evaluating the system or moving toward purchase.
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
For calendar 2008, storage industry analysts are forecasting unit shipments of disk drives to increase by 13% to 14% from calendar 2007. This growth in disk drive shipments, coupled with growth in average disk drive capacities, is expected to result in strong industry-wide demand for suspension assemblies. However, based on our estimated share positions on customers’ programs and a decline in our average selling price in the second half of 2008, we estimate that our net sales for 2008 will be $630 to $640 million. We are focused on rebuilding our position in the 3.5-inch ATA segment, strengthening our position in the 2.5-inch mobile segment and maintaining our market-leading position in the enterprise segment.

The following table sets forth our suspension assembly shipment quantities in millions for the periods indicated:

2007 by Quarter
First	225
Second	205
Third	190
Fourth	246

2008 by Quarter
First	213
Second	179
Third	189
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
The sequential decrease in the first quarter of 2008 reflects the impact of the accelerated customer purchases late in the fourth quarter of 2007, which resulted in lower demand from that customer in that quarter, and our first quarter of 2008 having thirteen weeks. Without these factors, our total suspension assembly shipments in the first quarter of 2008 would have increased modestly as compared to the fourth quarter of 2007. The decrease in the second quarter of 2008 was primarily the result of our customers’ lower build plans during the seasonally slower quarter, our market share losses in the 3.5-inch ATA segment and share shifts among our customers in the 2.5-inch mobile segment. Our third quarter 2008 shipments increased primarily due to gains in the 2.5-inch mobile segment. and we maintained our market-leading position in the enterprise segment. We continue to have limited visibility for future demand.
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
For 2007, our average selling price declined 5% from our average selling price for 2006 primarily due to a sales mix that included a higher percentage of suspension assemblies for mature disk drive programs. Customers extended the lives of certain mature disk drive programs, and we competed aggressively on these programs. The average selling price is typically lower on suspension assemblies for mature disk drive programs as higher cumulative volumes trigger lower price points and the competitive pressure increases as our competitors’ abilities to manufacture these products improves. Our average selling price in the third quarter of 2008 was $0.79 compared with $0.80 in both the first and second quarters of 2008. We expect our average selling price to decline to $0.76 to $0.77 in the fourth quarter of 2008 due to competitive pressures.

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
Gross margin in 2007 was 17%, down from 20% in 2006, primarily due to higher manufacturing overhead expense coupled with continued underutilization of manufacturing equipment, which was partially offset by improvements in labor productivity and yields. Gross margin was 19%, 13% and 11% for the first, second and third quarters of 2008, respectively. The primary impact on gross margin in 2008 has been the substantial decline in net sales, which reduced our ability to cover our fixed costs, such as the rising costs we are incurring related to our TSA+ processes. We shipped more than one million TSA+ suspension assemblies during the third quarter of 2008, and we currently expect fourth quarter of 2008 TSA+ shipments to increase roughly five-fold from the third quarter level. Although the initiation of TSA+ volume production has dampened our gross margin, this burden should diminish with the TSA+ volume growth and as we achieve further increases in process efficiencies that are expected over the next several quarters. For the thirty-nine weeks ended June 29, 2008, these TSA+ costs reduced gross margin by $26,600,000.
During the third quarter of 2008, we took actions to reduce operating costs, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $1,061,000, which was fully paid during the third quarter of 2008. The workforce reduction and other cost-reduction actions are expected to reduce expenses by $10,000,000 to $12,000,000 on an annualized basis. We believe these cost reductions will contribute to improving our financial performance without jeopardizing our longer-term opportunities. However, our return to profitability will ultimately be driven by revenue growth and by leveraging our investments in our TSA+ processes and our BioMeasurment Division.
During the third quarter of 2007, we eliminated approximately 500 positions in our workforce, including manufacturing and manufacturing support, administrative and development positions at all plant sites. The workforce reduction resulted in a charge for severance expenses of $6,151,000, which was fully paid during the fourth quarter of 2007. We also recorded a charge of $2,577,000 for the write-off of design costs for a cancelled facility expansion in the U.S. in the third quarter of 2007. We estimate that these and other cost-reduction actions resulted in annualized savings of approximately $35,000,000.
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
We have also developed an additive process and added associated capital equipment for producing TSA+ suspension assemblies. Additive processing involves depositing thin metal layers onto a polyimide surface in the shape of the desired circuitry and then imaging and plating up metal layers to form the suspension’s electrical conductors. TSA+ is plan of record on multiple customer programs and we are encouraged by the high level of customer interest in our TSA+ product. We have completed installation of and initiated production on a volume TSA+ suspension production line, and we are making good progress in optimizing our processes. We expect the full transition to TSA+ suspensions to take place over the next five to seven years, with the pace of transition determined primarily by the pace at which disk drive makers introduce and ramp production of programs requiring additive processing. We will purchase additive components, in addition to our manufactured TSA+ components, to meet customer requirements.
We spent $55,245,000 on research and development in 2007 compared to $52,939,000 in 2006. In 2007, we continued development of the additive processes required for our TSA+ suspension assemblies and development of new process technologies for next-generation suspension assembly products and equipment. Research and development spending specific to our BioMeasurement Division was $4,207,000 in 2007 and $6,249,000 in 2006. BioMeasurement Division spending was lower in 2007 primarily due to decreased product development and clinical research during the year. During the thirty-nine weeks ended June 29, 2008, we spent $30,367,000, or 6% of net sales, on research and development, with $3,538,000 specific to our BioMeasurement Division. We expect our research and development spending in 2008 will be approximately $40,000,000 or 6% of net sales, down from 8% in 2007.
Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. For 2007 our capital expenditures were $102,239,000, primarily for TSA+ suspension production capacity, new program tooling and deployment of new process technology and capability improvements. Capital spending for the thirty-nine weeks ended June 29, 2008 was $53,838,000. We expect our capital expenditures to total approximately $75,000,000 in 2008 primarily for tooling and manufacturing equipment for new process technology and capability improvements. The decrease from 2007 to 2008 is primarily due to completion of our volume TSA+ suspension production line in 2007. As the full transition to TSA+ suspensions takes place over the next five to seven years, our capital expenditures could increase as we add capacity.
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
New manufacturing processes for advanced suspension assembly features and suspension assembly types, such as those currently under development, including our TSA+ manufacturing processes, initially have lower manufacturing yields than those for more mature products and processes. Manufacturing yields generally improve as the process and product mature and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of products. Small variations in manufacturing yields can have a significant impact on gross margins.
In addition to increases in suspension assembly demand, improvements to our gross margins and operating margins will depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. Our business is capital intensive and requires a high level of fixed costs. Our margins are sensitive to our level of fixed costs, as well as changes in volume, capacity utilization and product mix. As part of our efforts to improve our operating results, we eliminated approximately 500 positions during our third quarter of 2007 and we eliminated approximately 80 positions along with other cost-reduction actions during our third quarter of 2008. In the future, we may need to increase or decrease our overall employment level to meet customer requirements. Our overall employment level was 5,433 at the end of 2006, 4,698 at the end of 2007 and 4,585 at the end of our third quarter of 2008.
RESULTS OF OPERATIONS
Thirteen Weeks Ended June 29, 2008 vs. Thirteen Weeks Ended June 24, 2007
Net sales for the thirteen weeks ended June 29, 2008 were $150,398,000, compared to $156,686,000 for the thirteen weeks ended June 24, 2007, a decrease of $6,288,000. Suspension assembly sales decreased $4,547,000 from the thirteen weeks ended June 24, 2007 primarily due to decreased suspension assembly unit shipments. The decrease in unit shipments was due to share loss for our suspension assemblies used in 3.5-inch ATA disk drives, which was partially offset by our improved position in the faster growing, but smaller, mobile segment of the disk drive market and higher shipments in the enterprise segment. Sales of suspension assembly components to other suspension assembly manufacturers were $119,000, a decrease of $3,093,000. Suspension assembly component sales decreased due to decreased shipments as our customers’ programs utilizing our components reached the end of their market lives.
Gross profit for the thirteen weeks ended June 29, 2008 was $16,512,000, compared to $20,979,000 for the thirteen weeks ended June 24, 2007, a decrease of $4,467,000. Gross profit as a percent of net sales was 11% and 13%, respectively. The lower gross profit was primarily due to the higher costs associated with the initiation of volume production of TSA+ suspension assemblies, which reduced gross margin by $10,200,000, and lower suspension assembly and suspension assembly component sales as discussed above. Our gross profit also remained under pressure from capacity utilization that was below an ideal operating level.
Research and development expenses for the thirteen weeks ended June 29, 2008 were $9,697,000, compared to $14,524,000 for the thirteen weeks ended June 24, 2007, a decrease of $4,827,000. The decrease was attributable to $3,550,000 of lower expenses primarily related to the classification of the costs of running the TSA+ manufacturing lines as cost of goods sold beginning in the fourth quarter of 2007, lower labor expenses and lower supplies expenses. As a percent of net sales, research and development expenses decreased from 9% in the third quarter of 2007 to 6% in the third quarter of 2008.
Selling, general and administrative expenses for the thirteen weeks ended June 29, 2008 were $17,791,000 compared to $19,096,000 for the thirteen weeks ended June 24, 2007, a decrease of $1,305,000. The reduction was due to $2,769,000 of lower Disk Drive Components Division expenses primarily due to decreases in professional services and labor expenses. These decreases were partially offset by $1,481,000 of increased BioMeasurement Division expenses primarily due to an increase in sales personnel. Overall, selling, general and administrative expenses as a percent of net sales were 12% in both the third quarter of 2007 and the third quarter of 2008.

During the third quarter of 2008, we took actions to reduce operating costs, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $1,061,000, which was fully paid during the third quarter of 2008. The workforce reduction and other cost-reduction actions are expected to reduce expenses by $10,000,000 to $12,000,000 on an annualized basis.
During the third quarter of 2007, we eliminated approximately 500 positions in our workforce, including manufacturing and manufacturing support, administrative and development positions at all plant sites. The workforce reduction resulted in a charge for severance expenses of $6,151,000, which was fully paid during the fourth quarter of 2007. We also recorded a charge of $2,577,000 for the write-off of design costs for a cancelled facility expansion in the U.S. in the third quarter of 2007. We estimate that these and other cost-reduction actions resulted in annualized savings of approximately $35,000,000.
Loss from operations for the thirteen weeks ended June 29, 2008 was $12,037,000, compared to loss from operations of $21,369,000 for the thirteen weeks ended June 24, 2007, an improvement of $9,332,000. The lower operating loss was primarily due to the severance expenses and the write-off of design costs in the third quarter of 2007, lower research and development expenses and lower selling, general and administrative expenses, which were partially offset by lower gross profit as discussed above. Loss from operations for the thirteen weeks ended June 29, 2008 included a $5,616,000 loss from operations for our BioMeasurement Division, compared to a $4,898,000 loss from BioMeasurement operations for the thirteen weeks ended June 24, 2007.
Interest income for the thirteen weeks ended June 29, 2008 was $1,390,000, compared to $3,748,000 for the thirteen weeks ended June 24, 2007, a decrease of $2,358,000. The decrease in interest income was due to lower investment yields as the result of a change in our investment portfolio to U.S. Treasury investments.
Other income, net of other expenses, for the thirteen weeks ended June 29, 2008 was $526,000, compared to $648,000 for the thirteen weeks ended June 24, 2007, a decrease of $122,000. Other income consists primarily of royalty income.
Interest expense for the thirteen weeks ended June 29, 2008 was $2,906,000, compared to $2,606,000 for the thirteen weeks ended June 24, 2007, an increase of $300,000. The increase in interest expense was due to lower capitalized interest expense resulting from reduced capital investments.
The income tax benefits of $4,642,000 and $6,099,000 for the thirteen weeks ended June 29, 2008 and June 24, 2007, respectively, were based on estimated annual effective tax rates after discrete items for each fiscal year of 31% and 62%, respectively. The effective tax rate for the thirteen weeks ended June 24, 2007 was due to a projected loss for 2007 which was expected to result in an income tax benefit for 2007.
Net loss for the thirteen weeks ended June 29, 2008 was $8,385,000, compared to net loss of $13,480,000 for the thirteen weeks ended June 24, 2007, an improvement of $5,095,000. The lower net loss for the thirteen weeks ended June 29, 2008 primarily was due to lower research and development expenses, the severance expenses and the write-off of design costs in the third quarter of 2007 and lower selling, general and administrative expenses, partially offset by lower gross profit and the lower interest income as discussed above.
Thirty-Nine Weeks Ended June 29, 2008 vs. Thirty-Nine Weeks Ended June 24, 2007
Net sales for the thirty-nine weeks ended June 29, 2008 were $467,319,000, compared to $516,249,000 for the thirty-nine weeks ended June 24, 2007, a decrease of $48,930,000. Suspension assembly sales decreased $33,090,000 from the thirty-nine weeks ended June 24, 2007 due to decreased suspension assembly unit shipments. The decrease in unit shipments was due to share loss for our suspension assemblies used in 3.5-inch ATA disk drives and a customer’s accelerated purchases late in the fourth quarter of 2007, which resulted in lower demand from that customer in the first quarter of 2008. These decreases were partially offset by our improved position in the faster growing, but smaller, mobile segment of the disk drive market. Sales of suspension assembly components to other suspension assembly manufacturers were $226,000, a decrease of $17,734,000. Suspension assembly component sales decreased due to decreased shipments as our customers’ programs utilizing our components reached the end of their market lives.
Gross profit for the thirty-nine weeks ended June 29, 2008 was $68,370,000, compared to $86,550,000 for the thirty-nine weeks ended June 24, 2007, a decrease of $18,180,000. Gross profit as a percent of net sales was 15% and 17%, respectively. The lower gross profit was primarily due to the lower suspension assembly and suspension assembly component sales as discussed above and higher costs associated with the initiation of volume production of TSA+ suspension assemblies, which reduced gross margin by $26,600,000. Our gross profit also remained under pressure from capacity utilization that was below an ideal operating level.
Research and development expenses for the thirty-nine weeks ended June 29, 2008 were $30,367,000, compared to $44,830,000 for the thirty-nine weeks ended June 24, 2007, a decrease of $14,463,000. The decrease was attributable to $11,018,000 of lower expenses primarily related to the classification of the costs of running the TSA+ manufacturing lines as cost of goods sold beginning in the fourth quarter of 2007 and $1,803,000 of lower depreciation expenses related to customer tooling. As a percent of net sales, research and development expenses decreased from 9% in the thirty-nine weeks ended June 24, 2007 to 6% in the thirty-nine weeks ended June 29, 2008.
Selling, general and administrative expenses for the thirty-nine weeks ended June 29, 2008 were $54,590,000 compared to $57,627,000 for the thirty-nine weeks ended June 24, 2007, a decrease of $3,037,000. The reduction was due to $6,940,000 of lower Disk Drive Components Division expenses primarily due to decreases in labor, professional services and recruitment expenses. These decreases were partially offset by $4,093,000 of increased BioMeasurement Division expenses primarily due to an increase in sales personnel. Overall, selling, general and administrative expenses as a percent of net sales increased from 11% in the thirty-nine weeks ended June 24, 2007 to 12% in the thirty-nine weeks ended June 29, 2008.
During the third quarter of 2008, we took actions to reduce operating costs, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $1,061,000, which was fully paid during the third quarter of 2008. The workforce reduction and other cost-reduction actions are expected to reduce expenses by $10,000,000 to $12,000,000 on an annualized basis.
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
During the third quarter of 2007, we eliminated approximately 500 positions in our workforce, including manufacturing and manufacturing support, administrative and development positions at all plant sites. The workforce reduction resulted in a charge for severance expenses of $6,151,000, which was fully paid during the fourth quarter of 2007. We also recorded a charge of $2,577,000 for the write-off of design costs for a cancelled facility expansion in the U.S. in the third quarter of 2007. We estimate that these and other cost-reduction actions resulted in annualized savings of approximately $35,000,000.
Loss from operations for the thirty-nine weeks ended June 29, 2008 was $20,142,000, compared to loss from operations of $24,635,000 for the thirty-nine weeks ended June 24, 2007, an improvement of $4,493,000. The lower operating loss was primarily due to lower research and development expenses, the severance expenses and the write-off of design costs in the third quarter of 2007 and lower selling, general and administrative expenses, which were partially offset by lower gross profit and the litigation charge as discussed above. Loss from operations for the thirty-nine weeks ended June 29, 2008 included a $16,557,000 loss from operations for our

BioMeasurement Division, compared to an $11,934,000 loss from BioMeasurement operations for the thirty-nine weeks ended June 24, 2007.
Interest income for the thirty-nine weeks ended June 29, 2008 was $9,305,000, compared to $11,316,000 for the thirty-nine weeks ended June 24, 2007, a decrease of $2,011,000. The decrease in interest income was due to lower investment yields as the result of a change in our investment portfolio to U.S. Treasury investments, partially offset by interest on an amended sales and use tax return and higher average cash balances.
Other income, net of other expenses, for the thirty-nine weeks ended June 29, 2008 was $1,855,000, compared to $3,418,000 for the thirty-nine weeks ended June 24, 2007, a decrease of $1,563,000. Other income consists primarily of royalty income.
Interest expense for the thirty-nine weeks ended June 29, 2008 was $8,778,000, compared to $7,452,000 for the thirty-nine weeks ended June 24, 2007, an increase of $1,326,000. The increase in interest expense was due to lower capitalized interest expense resulting from reduced capital investments.
The income tax benefits of $5,428,000 and $6,040,000 for the thirty-nine weeks ended June 29, 2008 and June 24, 2007, respectively, were based on estimated annual effective tax rates after discrete items for each fiscal year of 31% and 62%, respectively. For the thirty-nine weeks ended June 29, 2008, the benefit was lower than the statutory benefit due to increasing the valuation allowance related to certain tax credits and state NOL carryforwards. The annual effective rate for the thirty-nine weeks ended June 29, 2008, decreased compared to the thirty-nine weeks ended June 24, 2007 due to a projected loss for 2007 which was expected to result in an income tax benefit for 2007, the expiration of the federal research and development tax credit as of December 31, 2007 and the loss of the EIE benefit related to the export of U.S. products. The tax benefit for the thirty-nine weeks ended June 24, 2007 also includes a benefit for the reinstatement of the federal research and development tax credit retroactive to January 1, 2006 that occurred during the first quarter of 2007.
Net loss for the thirty-nine weeks ended June 29, 2008 was $12,332,000, compared to net loss of $11,313,000 for the thirty-nine weeks ended June 24, 2007, an increased loss of $1,019,000. Net loss for the thirty-nine weeks ended June 24, 2007 included the severance expenses and the write-off of design costs in the third quarter of 2007 and a combination of the prior and current year effects of the above-mentioned federal research and development tax credit reinstatement. The higher net loss for the thirty-nine weeks ended June 29, 2008 primarily was due to lower gross profit, the litigation charge and lower interest income, partially offset by lower research and development expenses and lower selling, general and administrative expenses as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents, short- and long-term investments, cash flow from operations and additional financing capacity. Our cash and cash equivalents decreased from $64,509,000 at September 30, 2007 to $34,044,000 at June 29, 2008. Our short- and long-term investments increased from $233,043,000 to $241,084,000 during the same period. Our cash and cash equivalents and short- and long-term investments decreased by $22,424,000. We spent $57,721,000 for the repurchase of our common stock and $53,838,000 for capital expenditures. We also recognized a charge of $5,980,000 for the temporary impairment of our ARS holdings. This decrease was offset by $88,231,000 of cash generated from operations and $7,928,000 in net proceeds from issuances of our common stock for stock options exercised and from our employee stock purchase plan during the first, second and third quarters of 2008.
As of June 29, 2008, the value of our ARS portfolio was reduced from its par value of $100,750,000 to an estimated fair value of $94,770,000. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.

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
Our entire ARS portfolio is classified as long-term investments on our condensed consolidated balance sheet as of June 29, 2008. We believe that long-term classification is appropriate due to the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded a temporary gross unrealized loss of $5,980,000 as of June 29, 2008. The valuation model we used to estimate the fair market value included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuation is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.
We have identified our ARS investments as temporarily impaired, and it could take until final maturity (up to 39 years) of the underlying securities to recover the par value of the ARS portfolio. We do not believe that the current illiquidity of these ARS will have a material impact on our ability to execute our current business plan.
In January 2006, we issued $225,000,000 aggregate principal amount of the 3.25% Notes. The 3.25% Notes were issued pursuant to an Indenture dated as of January 25, 2006 between us and LaSalle Bank National Association, as trustee (the “Indenture”). Interest on the 3.25% Notes is payable on January 15 and July 15 of each year, which began on July 15, 2006.
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

In February 2003, we issued and sold $150,000,000 aggregate principal amount of the 2.25% Notes, which mature in 2010. Interest on the 2.25% Notes is payable semi-annually, which began on September 15, 2003. The 2.25% Notes are convertible, at the option of the holder, into our common stock at any time prior to their stated maturity, unless previously redeemed or repurchased, at a conversion price of $29.84 per share. Beginning March 20, 2008, the 2.25% Notes became redeemable, in whole or in part, at our option at 100.64% of their principal amount, and thereafter at prices declining to 100% on March 15, 2010. In addition, upon the occurrence of certain events, each holder of the 2.25% Notes may require us to repurchase all or a portion of such holder’s 2.25% Notes at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, for the period to, but excluding, the date of the repurchase.
On December 21, 2007, we and HTA entered into a second amended and restated Loan Agreement with LaSalle Bank National Association. This amendment permits borrowing by HTA, permits borrowing in foreign-denominated currency up to a U.S. dollar equivalent of $10,000,000, and extends the agreement’s maturity date by two years to January 31, 2011. We continued our $50,000,000 unsecured credit facility that provides both revolving loans and letters of credit. As of June 29, 2008, we had no outstanding loans under this facility. Letters of credit outstanding under this facility totaled $700,000 as of such date, resulting in $49,300,000 of remaining availability under the facility.
Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $53,838,000 for the thirty-nine weeks ended June 29, 2008, compared to $87,026,000 for the thirty-nine weeks ended June 24, 2007, a decrease of $33,188,000. We currently anticipate capital expenditures to be approximately $75,000,000 in 2008, primarily for tooling and manufacturing equipment for new process technology and capability improvements. The decrease from 2007 to 2008 is primarily due to completion of our volume TSA+ suspension production line in 2007. As the full transition to TSA+ suspensions takes place over the next five to seven years, our capital expenditures will increase as we add capacity. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents and short- and long-term investments, our credit facility or additional financing as needed.
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
The financial covenants to which we were subject as of June 29, 2008 are contained in our $50 million unsecured credit facility financing agreement. The covenants include shareholder distribution limitations, debt-related ratios and cash and earnings coverage tests. We had no outstanding loans under this facility at any time during fiscal 2007 or to date in fiscal 2008. As of June 29, 2008, we were in compliance with all financial covenants in our financing agreements. Given our current cash position, cash generated from operations and future business plans, we believe it is likely that we will be able to comply with these covenants.
On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. As of June 29, 2008, we have spent $57,632,000 to repurchase

3.6 million shares at an average price of $16.21. The maximum dollar value of shares that may yet be purchased under the share repurchase plan is $72,368,000. All of our repurchases during the thirteen weeks ended June 29, 2008 were made on the open market.
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
The fair value of these contracts recorded in our condensed consolidated balance sheets as of June 29, 2008 was $408,000 included in “Other current assets” and $809,000 included in “Accrued expenses.” The effective portion is reflected in accumulated OCI, net of tax. The gains/losses on these contracts are recorded in cost of sales as the commodities are consumed. Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in fair value of the anticipated commodity purchases and is recorded in cost of sales.
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
CONTRACTUAL OBLIGATIONS
The total liability for uncertain tax positions under FIN 48 related to our contractual obligations at June 29, 2008 was $6,190,000. We are not able to reasonably estimate the amount by which this liability will increase or decrease over time; however, we currently do not expect a significant payment related to our contractual obligations within the next year. Aside from the obligations related to FIN 48, there have been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). This staff position clarifies that convertible debt instruments that may be settled in cash upon conversion, should be separately accounted for as a liability and equity component based on fair value. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost over the effective term. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, our fiscal year 2010. We are currently evaluating the impact this staff position will have on our $225 million convertible notes which have a cash conversion option, but have not yet determined the impact the adoption of this statement will have on our consolidated financial statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our credit facility with LaSalle Bank National Association carries interest rate risk, in connection with certain borrowings for which it provides, that is generally related to either LIBOR or the prime rate. If either of these rates were to change while we had such borrowings outstanding under the credit facility, interest expense would increase or decrease accordingly. At June 29, 2008, there were no outstanding loans under the credit facility.
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
As of June 29, 2008, the value of our ARS portfolio was reduced from its par value of $100,750,000 to an estimated fair value of $94,770,000. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
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
Our entire ARS portfolio is classified as long-term investments on our condensed consolidated balance sheet as of June 29, 2008. We believe that long-term classification is appropriate due to the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded a temporary gross unrealized loss of $5,980,000 as of June 29, 2008. The valuation model we used to estimate the fair market value included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuation is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to successfully sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.
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
We have established policies governing our use of derivative instruments. We do not use derivative instruments for trading or speculative purposes, nor are we party to any leveraged derivative instruments or any instruments for which the fair market values are not available from independent third parties. We manage counter-party risk by entering into derivative contracts only with major financial institutions with investment grade credit ratings and by limiting the amount of exposure to each financial institution. The terms of certain derivative instruments contain a credit clause under which each party has a right to settle at market if the other party is downgraded below investment grade. As of June 29, 2008, the fair market value of all derivative contracts on our condensed consolidated balance sheet was a net liability of $401,000 pre-tax.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 29, 2008 because they are not yet able to conclude that we have remediated the material weakness in internal control over financial reporting identified in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
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
These remediation steps were in place during our third quarter of 2008. We believe these remediation steps will correct the material weakness discussed above. We believe the controls that have been designed and implemented need to be in place for a period of time to ensure that they are operating effectively. Accordingly, we will fully test the effectiveness of our remediation efforts when we complete the year-end preparation and review of our fiscal 2008 financial statements. If we believe the remediation efforts have been effective, the material weakness will be closed.
We have not identified any changes in our internal control over financial reporting during our third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Defendants moved to dismiss the consolidated complaint. By Memorandum Opinion and Order filed on June 4, 2007, the District Court granted defendants’ motion and dismissed the consolidated complaint with prejudice. Plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Eighth Circuit. On August 5, 2008, the Court of Appeals affirmed the judgment of the District Court in favor of the defendants.
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
We were informed on May 2, 2007 that the SEC opened an investigation into possible federal securities law violations by our company, our officers, directors, employees and others, during 2005 and 2006. We were notified in July 2008 that the SEC staff have completed their investigation indicating that they do not intend to recommend enforcement action by the SEC.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. As of June 29, 2008, we have spent $57,632,000 to repurchase 3.6 million shares at an average price of $16.21. The maximum dollar value of shares that may yet be purchased under the share repurchase plan is $72,368,000. All of our repurchases during the thirteen weeks ended June 29, 2008 were made in the open market. The following table presents the repurchases of our common stock during the thirteen weeks ended June 29, 2008.

				Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plan or
Period	Purchased	Share ($)	or Programs	Program

March 31 — April 27, 2008	—	—	—	$82,350,000
April 28 — May 25, 2008	688,200	14.51	688,200	72,368,000
May 26 — June 29, 2008	—	—	—	—
Total	688,200	14.51	688,200	$72,368,000

ITEM 6. EXHIBITS
(A) EXHIBITS:
Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 0-14709.

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).

3.2	Restated By-Laws of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 6/5/08).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED

Date: August 5, 2008	By	/s/ Wayne M. Fortun

Wayne M. Fortun
President and Chief Executive Officer

Date: August 5, 2008	By	/s/ John A. Ingleman

John A. Ingleman
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Page
3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).	Incorporated by Reference

3.2	Restated By-Laws of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 6/5/08).	Incorporated by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically