Form 10-K
period 2008-09-28
HUTCHINSON TECHNOLOGY INC
filed 2008-12-11
CIK 772897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 28, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From             to             .

Commission file number 0-14709

Hutchinson Technology Incorporated

(Exact name of registrant as specified in its charter)

Minnesota	41-0901840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

40 West Highland Park Drive NE Hutchinson, Minnesota	55350
(Address of principal executive offices)	(Zip code)

(320) 587-3797

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.01 per share
Common Share Purchase Rights

Name of exchange on which registered:	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer   ☐    Accelerated Filer   ☑     Non-accelerated Filer   ☐    Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 28, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $306,620,000, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of December 3, 2008, the registrant had 22,996,273 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for the annual meeting of shareholders to be held January 28, 2009, are incorporated by reference in Part III.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: the demand for and shipments of disk drives, suspension assemblies and suspension assembly components, disk drive and suspension assembly technology and development, the development of and market demand for medical devices, capital expenditures and capital resources, average selling prices, inventory levels, gross profits and operating results, manufacturing capacity and economic and market conditions. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” beginning on page 10. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

PART I

HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item 1.	Business

When we refer to “we,” ”our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2009” mean our fiscal year ending September 27, 2009, references to “2008” mean our fiscal year ended September 28, 2008, references to “2007” mean our fiscal year ended September 30, 2007, references to “2006” mean our fiscal year ended September 24, 2006, references to “2005” mean our fiscal year ended September 25, 2005, references to “2004” mean our fiscal year ended September 26, 2004, references to “2003” mean our fiscal year ended September 28, 2003, and references to “2002” mean our fiscal year ended September 29, 2002.

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

Our BioMeasurement Division is focused on bringing to the market new technologies and products that provide information clinicians can use to improve the quality of health care. Late in calendar 2006, we began selling the InSpectra® StO2 System for perfusion status monitoring. This noninvasive device provides a continuous, real-time and direct measurement of tissue oxygen saturation (StO2), an indicator of perfusion status. By helping clinicians instantly detect changes in a patient’s perfusion status, the InSpectra StO2 System helps clinicians reduce risks and costs by enabling faster and more precise assessment of oxygen delivery to vital organs and tissue in critical care settings.

DISK DRIVE COMPONENTS DIVISION

Our Disk Drive Components Division manufactures suspension assemblies for all sizes and types of hard disk drives. Suspension assemblies are critical components of disk drives that hold the read/write heads in position above the spinning magnetic disks. We developed our leadership position in suspension assemblies through research, development and design activities coupled with substantial investment in process capabilities, product features and manufacturing capacity. We manufacture our suspension assemblies with proprietary technology and processes with very low part-to-part variation. These processes require manufacturing to precise specifications that are critical to maintaining the necessary microscopic clearance between the head and disk and the electrical connectivity between the head and the drive circuitry. During 2008, we shipped 790 million suspension assemblies of all types, supplying nearly all domestic and foreign-based manufacturers of disk drives and head-gimbal assemblers.

We design our suspension assemblies with a focus on the increasing performance requirements of new disk drives, principally smaller read/write heads, increased data density, improved head to disk stability during a physical shock event and reduced data access time. Increased capacity, improved reliability and performance, as well as the miniaturization of disk drives, generally require suspension assemblies with lower variability, specialized design, expanded functionality and greater precision. We will continue to invest, as needed to advance suspension assembly technology, enhance our process capabilities and expand our production capacity, to maintain our market position.

In the long-term, we believe that end user demand for storage capacity will continue to increase as evolving consumer electronics and computing applications continue to require storage devices with increased capacity and functionality, which will increase disk drive demand and, therefore, suspension assembly demand. For 2009, however, our suspension assembly demand forecast reflects a decline in worldwide suspension volume. This is based in part on assumptions regarding demand for hard disk drives and the focus of drive manufacturers on moving to higher areal density points and improving yields. Based on these lower suspension demand projections and continued downward pressure on our average selling price, we expect our net sales to decline in 2009, which will contribute to an expected net loss for 2009.

Products

We categorize our current products as either suspension assemblies or other products, which consist primarily of etched and stamped component parts used in connection with, or related to, suspension assemblies.

The following table shows, for each of 2008, 2007 and 2006, the relative contribution to net sales, in millions of dollars and percentages, of each product category:

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Suspension assemblies	$621.9	99%	$691.8	97%	$682.2	95%
Other revenue	8.6	1	23.8	3	39.0	5

Total Disk Drive Components Division net sales	$630.5	100%	$715.6	100%	$721.2	100%

See Note 12 to the consolidated financial statements contained in Item 15 for financial information with respect to our business segments and a distribution of revenue and long-lived assets by geographic area for each of 2008, 2007 and 2006. See also Eleven-Year Selected Financial Data.

Suspension Assemblies.    During 2008, we shipped 790 million suspension assemblies, compared to 865 million and 805 million in 2007 and 2006, respectively. We shipped TSA, TSA+ and conventional suspension assemblies, as well as suspensions using purchased additive flexures, to our customers. TSA suspensions are produced using our “subtractive” manufacturing processes, which incorporate into the suspension the electrical connection from the read/write head to the disk drive’s electronic circuitry. We also produce suspension assemblies that incorporate flexures, a component of a suspension assembly that we produce using an “additive” manufacturing process to accommodate further electrical conductor miniaturization and the smaller next-generation read/write heads. We call our suspension assemblies that incorporate flexures that we produce using our additive manufacturing process TSA+ suspension assemblies. We are also purchasing additive flexures to fill other customer requirements. Conventional suspensions do not provide the electrical connectivity features of our TSA or TSA+ suspension assemblies. Conventional suspension assembly shipments ended in the last half of 2008 as our customer’s programs utilizing these suspensions reached the end of their market lives.

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

Other Revenue.    In 2006 and 2007, and to a lesser extent in 2008, we manufactured and sold to competitive suspension assembly manufacturers etched and stamped component parts, such as flexures and baseplates, for suspensions. In 2008, these sales were a reduced portion of our revenue as our customer’s programs utilizing our components reached the end of their market lives. We anticipate component sales will be a minimal amount of our revenue in 2009, as well. We also enter into arrangements with customers that provide us with reimbursement for engineering services and specific program capacity to partially offset the costs of our investment. We recognize the associated revenue over the estimated life of the program to which the services and capacity relate.

Manufacturing

Our manufacturing strategy focuses on reliably producing suspension assemblies in high volume with the consistent precision and features required by our customers. We have developed advanced proprietary process, inspection and measurement systems and controls, and related automated production equipment. We have adopted an integrated manufacturing approach that closely couples design, tooling and manufacturing, which has facilitated the development, implementation and high-volume production of new suspension assembly products. We believe that our integrated approach and dedicated development capability give us a competitive advantage in quickly supplying suspension assembly prototypes, ramping volume manufacturing and responding to short-term shifts in market demand.

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

From time to time we have researched the benefits and feasibility of manufacturing our disk drive products in Asia. We have selected Thailand as the location for establishing an Asian assembly operation. In light of current uncertain market and economic conditions, we are assessing the pace of our investment in this operation.

Our critical raw material needs are available through multiple sources of supply, with the following exceptions. Certain types of stainless steel, polyimide and photoresists are currently single-sourced because the raw materials provided by these sources meet our strict specifications. We have chosen to obtain certain other materials, such as gold and a laminate constructed from raw material that contains stainless steel, polyimide and copper, from a limited set of sources because of quality and pricing considerations. To protect against the adverse effect of a short-term supply disruption, we maintain several weeks’ supply of these materials. Similarly, we obtain certain customized equipment and related repair parts from single sources because of the specialization of the equipment and the quality of these supply sources. In light of current uncertain market and economic conditions and the effect they may have on our suppliers, we are considering options that may reduce our risk of supply disruption.

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

Research and Development

The disk drive industry is subject to rapid technological change, and our ability to remain competitive depends on, among other things, our ability to anticipate and respond to changes and to continue our close working relationships with the engineering staffs of our customers. As a result, we have devoted and will continue to devote substantial resources to research and development efforts. Our research and development expenses for the Disk Drive Components Division were approximately $34,944,000, $51,038,000 and $46,690,000, in 2008, 2007 and 2006, respectively. Beginning with the fourth quarter of 2007, we are classifying all of the costs of running our TSA+ suspension manufacturing lines as cost of sales, whereas we had previously classified a portion of these costs as research and development expense. This change, along with cost reduction measures that occurred during the year, resulted in reduced research and development expenses in 2008.

The transition to smaller disk drives, the development of smaller next-generation read/write heads, continuing improvement in data density and the increasing use of disk drives in consumer electronics applications necessitate the further miniaturization of suspension assemblies. Through continued investment in research and development, our existing processes for manufacturing TSA suspension assemblies are being extended to meet escalating customer requirements for precision and performance. We have and will continue to implement alternative technologies, as needed, including additive processing to produce flexures for our TSA+ suspensions, which we believe will be required for manufacturing future generations of our products. Our TSA+ suspensions are the plan of record on multiple customer programs and our customers have expressed a high level of interest. We have completed installation of and initiated production on a volume TSA+ flexure production line, and we are making good progress at improving our processes. We expect the full transition to TSA+ suspensions to take place over the next five to seven years, with the pace of transition determined primarily by the pace at which disk drive makers introduce and ramp production of programs requiring additive processing. We will also purchase additive flexures to meet customer requirements.

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

We have established “vendor managed inventory,” or VMI, facilities near the major production centers of certain individual customers to assure that we meet the customers’ inventory requirements. Certain agreements with our customers provide that we maintain minimum finished goods inventory levels. During 2008, approximately 96% of our suspension assembly shipments were distributed to our customers in Thailand, Hong Kong and the People’s Republic of China through our VMI facilities. We also have established a service center in Thailand that provides product logistics support, technical support and measurement services.

We are a supplier to nearly all domestic and foreign-based manufacturers of disk drives and head-gimbal assemblers. The following table shows our five largest customers for 2008 as a percentage of net sales.

Customer	Percentage of Net Sales
SAE Magnetics, Ltd./TDK Corporation	34%

Seagate Technology, LLC	29%

Western Digital Corporation	29%

Fujitsu	6%

Hitachi	1%

Sales to our five largest customers constituted 99%, 89% and 86% of net sales for 2008, 2007 and 2006, respectively. Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Samsung, Toshiba and Hitachi Global Storage Technologies, which may purchase read/write head assemblies from read/write head manufacturers that utilize our suspension assemblies and suspension assembly components. In September 2007, TDK Corporation acquired the recording head business of our customer Alps Electric Co., Ltd., which resulted in further consolidation in the industry. We expect to continue to depend upon a limited number of customers for our sales, given the relatively small number of disk drive manufacturers and head-gimbal assemblers. Our results of operations could be adversely affected by reduced demand from our major customers.

Backlog

We generally make our sales pursuant to purchase orders rather than long-term contracts. Our backlog of purchase orders was approximately $96,900,000 at September 28, 2008, as compared to $115,400,000 at September 30, 2007. Our purchase orders may be changed or cancelled by customers on short notice. In addition, we believe that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Accordingly, we do not believe that backlog should be considered indicative of sales for any future period.

Seasonality

The disk drive industry has increasingly experienced seasonal variability in demand with higher levels of demand in the second half of the calendar year. Seasonality is driven by consumer spending in the winter holiday season. In addition, corporate demand is higher during the second half of the calendar year when corporate information technology budget calendars typically provide for more spending. Seasonal variability in demand for our suspension assemblies generally tracks that of the disk drive industry and may also be delayed or accelerated by existing inventory levels in the supply chain.

Competition

We believe that the principal factors of competition in the suspension assembly market include price, reliability of volume supply, time to market, product performance, quality and customer service. We believe that we are the leading supplier of suspension assemblies sold to manufacturers of disk drives and head-gimbal assemblers. Our principal competitors for suspension assemblies are Nihon Hatsujo Kabusikigaisha (“NHK”), NAT Peripheral (H.K.) Co., Ltd., (a joint venture of NHK and SAE Magnetics, Ltd./TDK Corporation) and Magnecomp Precision Technology Public Company Limited (“MPT”). In November 2007, TDK acquired approximately 65% of MPT’s outstanding common shares and commenced a tender offer for approximately an additional 25% of MPT’s outstanding common shares, which was completed by the end of calendar 2007. This now gives our customer SAE Magnetics, Ltd./TDK Corporation the ability to produce suspension assemblies. Our principal competitors in producing suspension flexures are Dai Nippon Corporation using subtractive processing and Nitto Denko Corporation using additive processing. Although we cannot be sure that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies or suspension assembly components, we believe that the number of entities that have the technical capability and capacity for producing precision suspension assemblies or components in large volumes will remain small.

We continually monitor technological developments in and potential threats to the disk drive storage market and we believe disk drives will remain the primary data storage technology for the foreseeable future. However, other types of data storage technology, such as solid state storage or flash (semiconductor) memory and optical (DVD and CD) drives, may become competitive with certain disk drive applications, and thereby could affect the demand for our products. As an example, emerging applications requiring digital storage, particularly in consumer electronics products that require lower storage capacity, may use flash memory instead of disk drives, which may limit growth opportunities for disk drive-based data storage.

BIOMEASUREMENT DIVISION

We established the BioMeasurement Division in 1996 with the objective of leveraging our culture of quality, engineering capabilities and leading-edge measurement technology in the medical market. We applied our engineering and manufacturing expertise to develop a device that noninvasively provides information about tissue perfusion, critical information needed in the resuscitation of trauma and critical care patients experiencing shock. Our first device, the InSpectra Tissue Spectrometer, was introduced in 2002 and was used primarily for research. Late in calendar 2006, we launched a second-generation product for clinical use, the InSpectra StO2 System, which we are currently selling to key trauma centers, hospitals and early adopters. Interest is beginning to extend into other areas of hospitals that treat critically ill patients such as emergency rooms, intensive care units and operating rooms. Understanding tissue perfusion with the use of the InSpectra StO2 System is of key importance in the monitoring of patients as they are transferred through the various departments in a hospital.

Products

We designed the InSpectra StO2 System for use in trauma, emergency medicine and critical care settings where there is a need to directly monitor the compromised tissue perfusion associated with hemorrhagic and other forms of shock. The system consists of the InSpectra StO2 Tissue Oxygenation Monitor and the InSpectra StO2 Sensor, which are connected by a short length of optical cable. The InSpectra StO2 System has received United States Food and Drug Administration (“FDA”) 510k clearance and CE Mark registration in the European Union. The device provides an absolute measure of local tissue oxygen saturation (StO2), which quantifies the ratio of oxygenated hemoglobin to total hemoglobin in the microcirculation of skeletal or peripheral muscle. This measurement helps clinicians instantly assess and detect changes in the patient’s overall perfusion status, enabling them to make better treatment decisions in critical care settings.

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

There are currently no other clinical methods for directly determining oxygen saturation in the microcirculation of muscle tissue. Blood chemistry tests indirectly indicate tissue oxygenation levels, but the tests can be compromised by alcohol in the patient’s bloodstream and also require blood samples, making them invasive and intermittent. In contrast, the InSpectra StO2 System noninvasively provides a direct, real-time and continuous StO2 reading. Pulse oximeters give clinicians another indication of oxygenation, but SpO2, the measurement taken by pulse oximeters, represents the oxygen saturation of arterial blood and does not reflect how well oxygen is making its way into tissue. The InSpectra StO2 Tissue Oxygenation Monitor measures local tissue oxygen saturation and not arterial blood oxygenation; its readings will vary as the supply and consumption of oxygen change at the measurement site. Transcutaneous PO2 measures the partial pressure of oxygen in the skin and only permits an inference of whether tissue is being oxygenated based on what is being emitted by the skin. Our device measures oxygen saturation in the microcirculation of muscle tissue below the sensor to produce an accurate StO2 reading.

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

Research and Development

We have conducted, and continue to conduct, clinical studies to demonstrate the effectiveness and value of our technology for patients who are in or may be about to go into shock, as well as for other clinical applications. We also devote research and engineering resources to ongoing product development focused on addressing shock resuscitation. We have conducted research into the potential application of near infrared spectroscopy to the monitoring of hemorrhagic, septic, cardiogenic and pulmonary shock, all of which involve insufficient tissue perfusion. For 2008, 2007 and 2006, research and development expenses for the BioMeasurement Division were approximately $4,767,000, $4,207,000 and $6,249,000, respectively.

We have Critical Care Advisory Boards in the United States and Europe to ensure that the technology we develop addresses real and unanswered medical needs in the trauma, critical care, emergency medicine and peri-operative markets. For the last several years, we have focused on trauma and hemorrhagic shock studies and have conducted a key multi-site trial and several investigator-initiated studies, most of which have been pilot studies. In September 2006 we announced the results of the multi-site StO2 Trauma Study we sponsored that was conducted by seven Level I trauma centers that enrolled

383 trauma patients. It was initiated in 2004 to identify the role StO2 monitoring with our device could play in monitoring the inadequate tissue perfusion associated with hemorrhagic shock. The study was designed to determine whether StO2 measurements on the thenar eminence are an indicator of hypoperfusion (inadequate blood flow and oxygenation). Data from the study show that StO2 measured noninvasively on the thenar eminence is a statistically significant indicator of hypoperfusion in trauma patients and functions as well as base deficit and lactate measures, with the added benefits of being continuous, direct and noninvasive. The results of the StO2 Trauma Study were published in the January 2007 Journal of Trauma. In addition, we have conducted approximately 50 research studies that support StO2 as an indicator of hypoperfusion in multiple shock states, with many other research studies completed by clinicians in the medical field.

Our technology and product has potential in other clinical applications beyond the trauma and emergency medicine markets, but additional clinical research and product development may be required before we enter other markets.

Marketing, Sales and Distribution

We have focused our marketing efforts on preparing the trauma and critical care markets to understand the value of StO2 in monitoring trauma patients and how the InSpectra StO2 System works. While we expect to build on our successes in trauma and see growth in that market, we have expanded our clinical, sales, marketing and educational focus to other areas of hospitals that treat critically ill patients. We will continue to expand our knowledge base as we expand into new segments and geographic areas of medical sales, marketing and clinical and regulatory affairs. We have also attended key trauma, emergency medicine and critical care conferences, sponsored educational forums, produced newsletters and established key opinion leader relationships.

We estimate that the world-wide trauma and emergency medicine market for StO2 monitoring represents up to a $2 billion annual market in 2013. We expect our early customers to be large trauma centers in the United States and major medical centers in Europe and the Middle East. We then plan to expand our sales efforts to additional hospitals in the United States, Europe and the Middle East, as well as other departments of our existing customers. We plan to continue to sell our device using a direct sales force dedicated to the BioMeasurement Division. In addition, we plan to expand our selling efforts through the use of distributors in selected countries in Europe and the Middle East.

We offer our customers a flexible technology acquisition program that will encourage a short-term, no-cost evaluation followed by an extended sensor purchase program or monitor rental period, as well as direct purchase opportunities. We anticipate that many of our customers will use the product through our sensor purchase program prior to a direct purchase of the monitor.

Competition

The InSpectra StO2 System is currently the only noninvasive tissue oxygenation monitor designed for the trauma, emergency medicine and other critical care markets. Somanetics Corporation and CAS Medical Systems, Inc. produce devices that use near infrared spectroscopy to monitor levels of cerebral oxygen. ViOptix, Inc. produces a device that uses near infrared spectroscopy to monitor tissue oxygenation, but it is focused on plastic surgery applications. Somanetics Corporation also has launched a product to monitor changes in regional blood oxygen saturation in both cerebral and somatic (torso) tissue. In addition, other companies may have the ability to develop tissue perfusion monitors that use near infrared spectroscopy and that may in the future compete with the InSpectra StO2 System. It is possible that any of these companies, or others, may develop and market a product similar to the InSpectra StO2 System for use in trauma, emergency medicine and other critical care markets.

We also face competition from alternative clinical methodologies. If clinicians do not incorporate StO2 into their decision making and instead continue to rely on indirect indications of tissue perfusion provided by blood tests, indwelling catheters and vital sign parameters, for instance, we may have difficulties selling our product.

GENERAL

Foreign Sales

Sales to foreign-based enterprises for both divisions totaled $263,346,000, $356,141,000 and $434,979,000 for 2008, 2007 and 2006, respectively. Sales to foreign subsidiaries of United States corporations totaled $360,843,000, $328,743,000 and $233,860,000 for 2008, 2007 and 2006, respectively. The majority of these sales were to the Pacific Rim region. In addition, we have significant sales to United States corporations that use our products in their offshore manufacturing sites.

Intellectual Properties

We regard much of the equipment, processes, information and knowledge that we generate and use in the manufacture of our products as proprietary and protectable under applicable trade secret, copyright, trademark and unfair competition laws. In addition, if we develop manufacturing equipment, products and processes for making disk drive products where patents might enhance our position, we have pursued, and we will continue to pursue, patents in the United States and in other countries covering our disk drive products. We have United States and foreign patents issued and pending on the technology employed by the InSpectra StO2 System. We also have obtained certain trademarks for our products to distinguish them from our competitors’ products.

As of September 28, 2008, we held 190 United States patents and 44 foreign patents, and we had 71 patent applications pending in the United States and 19 patent applications pending in other countries covering both our Disk Drive Components Division and our BioMeasurement Division. Internally, we protect intellectual property and trade secrets through physical security measures at our facilities, as well as through non-disclosure and non-competition agreements with all employees and confidentiality policies and non-disclosure agreements with consultants, strategic suppliers and customers.

In the past, we have entered into licensing and cross-licensing agreements under certain of our patents and patent applications allowing some of our suspension assembly competitors to produce products similar to ours in return for royalty payments and/or cross-license rights. In November 2001, we entered into cross-license agreements with three suspension assembly suppliers, and in October 2003, we entered into an additional cross-licensing agreement with an additional suspension assembly supplier, enabling each of them to offer customers in the disk drive industry TSA suspension assemblies based on our proprietary technology. The agreements also include cross-licenses to certain existing and future suspension assembly technology.

From time to time, third parties in the disk drive industry have asserted patents against us or our customers that may relate to certain of our manufacturing equipment or products or to products that include our products as a component. Some of our competitors have experience with, and have developed patent portfolios relating to, technology associated with our TSA+ product. We also have litigated claims against a competitive supplier in the disk drive industry alleging infringement of our patents. In addition, some of our disk drive industry customers have been sued on patents having claims closely related to products we sell. We expect that, as the number of patents issued continues to increase, the volume of intellectual property claims could increase.

Employees

As of September 28, 2008, we had 4,591 employees. We announced on December 9, 2008, a 20-25% reduction of our workforce. The workforce reductions are expected to be complete by the end of January 2009.

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

Our suspension assemblies are components in computers and a variety of consumer electronics products. The demand for these products can be volatile. In a weak economy, consumer spending tends to decline and retail demand for computers and other consumer electronics tends to decrease, as does business demand for computer systems. Demand for suspension assemblies therefore may be adversely impacted as a result of a weaker economy. On December 9, 2008, we announced that the suspension assembly demand outlook for 2009 has weakened significantly. As a result, we expect our first quarter of 2009 shipments of suspension assemblies to decline more than 20% sequentially. In addition, in the past, unexpected slowdowns in demand for computer systems and consumer electronics have caused sharp declines in demand for suspension assemblies, resulting in periods during which the supply of suspension assemblies exceeded demand. If in the future an unexpected slowdown in demand for suspension assemblies occurs or if demand decreases as a result of a weakening economy, our results of operations will be materially adversely affected as a result of lower revenue and gross profits.

Almost all of our sales depend on the disk drive industry, which is cyclical, subject to ongoing technological innovation and subject to intense price competition.

Sales of suspension assemblies and suspension assembly components accounted for 99% of our net sales in 2008, 2007 and 2006. The disk drive industry is intensely competitive and technology changes rapidly, such as during past industry transitions to smaller disks or higher density read/write heads. The industry’s demand for disk drive components also fluctuates. The disk drive industry experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, as in our fourth quarter of 2005. These cycles may affect suppliers to this industry because we believe that it is a common practice for disk drive manufacturers to place orders for disk drive components in excess of their needs during growth periods, and sharply reduce orders for these components during periods of contraction. From time to time, disk drive manufacturers may compete more aggressively on price and exert downward price pressure on disk drive component suppliers. If there is continued downward pressure on prices of disk drive components, our operating results could be negatively affected.

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

Although we supply nearly all domestic and foreign-based manufacturers of disk drives and head-gimbal assemblers, sales to our five largest customers constituted 99%, 89% and 86% of net sales in 2008, 2007 and 2006, respectively. Over the years, the disk drive industry has experienced numerous consolidations. In September 2007, TDK Corporation acquired the recording head business of our customer Alps Electric Co., Ltd. In addition, in November 2007, TDK Corporation acquired approximately 65% of MPT’s outstanding common shares and commenced a tender offer for approximately an additional 25% of MPT’s outstanding common shares which was completed by the end of calendar 2007. This now gives our customer SAE Magnetics, Ltd./TDK Corporation the ability to produce suspension assemblies. These consolidations, together with companies exiting the disk drive industry, result in fewer, but larger, customers for our products. The failure by any one of our customers to pay its account balance with us could have a material adverse effect on our results of operations.

The following factors could adversely impact our market share:

•	loss of market share by one of our major customers;
•	change in supply chain alignment by a customer, as in 2008 and 2007 when we experienced market share loss for our suspensions used in desktop disk drives;
•	loss of one or more of our major customers for any reason, including the development by any one customer of the capability to produce suspension assemblies in high volume for its own products; and
•	change in the type of suspension assembly used by a customer.

Any reduction in our market share could have a material adverse effect on our results of operations.

We may not be able to utilize our capacity efficiently or accurately plan our capacity requirements, which may negatively affect our operating results.

We increase our production capacity and the overhead that supports production based on anticipated market demand. Market demand, however, has not always developed as expected or remained at a consistent level. The underutilization that can result decreases our profitability. For example, in 2007 and 2008, market demand for our suspension assemblies was below our expectations primarily due to our loss of market share in the mature desktop segment of the disk drive market. This resulted in underutilization of our manufacturing capacity. As a result, our profitability also was below our expectations.

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

A deterioration of our business could result in further underutilization of our manufacturing capacity and we may need to impair certain assets in the future. Our inability to plan our capacity requirements accurately and efficiently utilize our production capacity, or our failure to put in place the technologies and capacity necessary to meet market demand, could adversely affect our business, financial condition and results of operations.

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

Manufacturing yields, efficiencies and processing operations vary from product to product. Newer products often require new or additional manufacturing process steps and typically have lower initial manufacturing yields and efficiencies as we ramp up manufacturing. As a result, new products are frequently more expensive to produce and may not be profitable. We are using new manufacturing processes to produce TSA+ suspension assemblies, which have caused us to experience inefficiencies and lower yields in 2008 that will continue until we achieve the further improvements in process efficiencies expected in the next year. We have experienced missed shipments and increased sales returns in the past as we ramp up manufacturing of new products, or as new features for our products are introduced, or as new manufacturing processes are implemented. We also may in the future experience missed shipments or increased sales returns. In addition, we may be required to reimburse customers for product costs relating to the incorporation of defective suspension assemblies into our customers’ products. We may not attain our output goals and be profitable with regard to any of our suspension assembly products.

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

Our ability to conduct business would be impaired if our workforce were to be unionized or if a significant number of our specialized employees were to leave and we could not replace them with comparable personnel. The locations of our plants and the broad span and technological complexity of our products and processes may limit the number of satisfactory engineering and other candidates for key positions. Our business may be adversely affected if we need to adjust the size of our workforce due to fluctuating demand. We announced on December 9, 2008, a 20-25% reduction of our workforce. The workforce reductions are expected to be complete by the end of January 2009.

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

Disk drive manufacturers have been able to steadily increase data density, and we believe that they will continue to do so for the foreseeable future. Increasing data density permits drive manufacturers to reduce the average number of disks in each disk drive, which in turn reduces the number of components they need per drive, including suspension assemblies. From calendar 1999 through 2002, the rate of improvement in data density exceeded historical rates, and we estimate that the average number of suspension assemblies required per drive decreased from approximately 4.5 in calendar 1999 to approximately 2.5 in calendar 2002. This contributed to a decrease in our total suspension assembly shipments from 583 million in fiscal 1999 to 398 million in fiscal 2002. In calendar 2003, we estimate that the average number of suspension assemblies required per disk drive reached a low point of approximately 2.3. In calendar 2005, we estimate the average number of suspension assemblies required per disk drive increased to 2.8, which benefited demand. We estimate the number remained relatively stable in calendar 2006, increased late in calendar 2007 and is expected to be approximately 3.1 in calendar 2008. If improvements in data density again begin to outpace growth in data storage capacity requirements, then demand for our suspension assemblies may decline and we may not be able to maintain or expand our suspension assembly business.

Our operating results are subject to fluctuations.

Our past operating results, and our gross profits, have fluctuated from fiscal period to period. We expect our future operating results and gross profits will continue to fluctuate from fiscal period to period. The following factors may cause these fluctuations:

•	changes in overall demand for our products;
•	changes in utilization of existing or newly added production capacity;

•	changes in our manufacturing yields and related scrap recovery;
•	changes in our production efficiency;
•	increased costs when we start producing new products and features, and ramping up high-volume production;
•	changes in the specific products our customers buy and features they require;
•	changes in our selling prices;
•	changes in our manufacturing process, or problems related to our manufacturing process;
•	changes in our infrastructure costs and expected production and shipping costs, and how we control them;
•	long disruptions in operations at any of our plants or our customers’ plants for any reason;
•	changes in the cost of, or limits on, available materials and labor; and
•	changes in fuel costs.

In 2008, our gross profit was reduced by $37,600,000 due to higher costs associated with the initiation of our volume production of TSA+ suspension assemblies. These higher costs will continue until we achieve further improvements in process efficiencies that are expected in the next year. Furthermore, certain equipment may be underutilized until sufficient demand develops.

Our overall operating results in 2005 were favorably impacted by increased demand for data storage in traditional computing applications, as well as in consumer electronics applications, a slower rate of improvement in data density requiring additional disks to achieve the higher storage capacity required for many disk drive applications and our share positions on the types of disk drives in particularly high demand. During the fourth quarter of 2005, however, our operating results were negatively impacted by lighter demand, increased depreciation costs, a shift in product mix toward advanced suspension assembly products that are typically more costly to produce in the ramp-up to higher volume (partially offset by a related increase in our scrap recovery) and increased labor expenses. In the second half of 2006, and in all of 2007 and 2008, we experienced underutilization of our manufacturing capacity and the associated depreciation and overhead costs. Continued underutilization could materially adversely affect our gross profit.

A deterioration of our business could result in further underutilization of our manufacturing capacity and we may need to impair certain assets in the future. If customer demand for suspension assemblies weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected. Furthermore, we may incur restructuring and asset impairment charges that would reduce our earnings.

We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our VMI facilities. Our customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary, leading to variability in gross profits and difficulty in estimating our position in the marketplace.

Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product’s life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature. To offset price decreases during a product’s life, we rely primarily on higher sales volume and improving our manufacturing yields and efficiencies to reduce our cost. Disk drive manufacturers are increasingly seeking lower cost designs and suspension assembly pricing is becoming more competitive. For example, in 2007 we competed aggressively to supply suspension assemblies for disk drive programs that were nearing the end of their market lives, and we will continue to do so. While we produce suspension assemblies for these mature products very efficiently, our average selling price for these products was below the overall average selling price for all of our suspension assemblies. If we cannot reduce our manufacturing costs as prices decline during our products’ life cycles, our business, financial condition and results of operations could be materially adversely affected.

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

We have invested, and continue to invest, a substantial amount of engineering and manufacturing resources to develop process capabilities, as needed, including additive processing to produce suspension assembly flexures, to meet the ever increasing performance requirements of our customers. If high-volume manufacturing of our TSA+ suspension assemblies that are produced using additive processing capabilities is delayed for any reason or if TSA+ suspension assemblies cannot be produced profitably in the quantities and to the specifications required by our customers, we may need to purchase increased quantities of additive flexures. We may not be able to purchase the necessary quantity of such components on terms acceptable to us or at all. The introduction of new process capabilities for our products increases the likelihood of unexpected quality concerns, which may negatively impact our ability to bring products to market on time and at acceptable costs. Further, most of our current competitors use components produced through additive processing for volume production of suspension assemblies, which may give them an advantage in developing and qualifying new products with our customers. As we begin high-volume manufacturing of TSA+ suspension assemblies, we will experience higher cost due to yield loss, production inefficiencies and equipment problems. In 2008, our gross profit was reduced by $37,600,000 due to higher costs associated with the initiation of our volume production of TSA+ suspension assemblies. These higher costs will continue until we achieve further improvements in process efficiencies that are expected in the next year. Furthermore, certain equipment may be underutilized until sufficient demand develops.

Competing process capabilities may reduce demand for our products.

We have historically defined our market leadership position through innovation and technological advancement that has enabled our customers to deploy higher disk drive capacities at lower total costs. If we can no longer differentiate our product features or process capabilities, competing suppliers may have access to a greater percentage of disk drive programs and program share. This inability to differentiate could be caused through our misunderstanding of market requirements, including technology changes, which could enable a competitor to take market share. The inability to differentiate our product offerings could also allow for supply chain alignments between our customers and other suppliers that could limit our access to available disk drive programs and corresponding market share. These alignments could include share agreements, sole-sourcing conditions or primary access to development programs. Any of the above scenarios could adversely impact our shipment volumes, average selling prices and operational costs.

Competing storage technology may reduce demand for our products.

Other types of data storage technology, such as solid state storage or flash (semiconductor) memory and optical (DVD and CD) drives, may become competitive with certain disk drive applications, and thereby could affect the demand for our products. Higher capacity storage needs typically have been better served by disk drives than by solid state storage such as flash memory, as disk drive manufacturers can offer more competitive cost per unit of capacity, while lower capacity needs increasingly are being met by flash memory technology. If flash memory suppliers overcome both the technical and economic limitations of flash memory storage and can offer better performance or more competitive cost per unit of capacity than disk drive products, demand for disk drives, and thus for our products, may decrease. Though consumer applications for flash storage also increase the need for back-up disk drives, mobile applications using flash memory storage also may displace the need for disk drive storage back-up. Our business, financial condition and results of operations could be materially adversely affected if the computer industry adopts technology that replaces disk drives as a computer data storage medium.

If our customers improve their manufacturing yields, demand for our suspension assemblies may decrease.

We believe that improvements in our sales and unit volumes in 2003 and the first half of 2004 were due in part to manufacturing difficulties experienced by our customers as they transitioned to higher density read/write heads. These customers experienced higher levels of defective read/write heads, which they were unable to detect until after they had attached the read/write heads to our suspension assemblies. Our customers therefore required more suspension assemblies in those years. We believe our customers improved their manufacturing yields, resulting in fewer suspension assemblies being lost to scrap in their manufacturing, which dampened demand growth in 2004. Some of our customers have developed processes by which they either separate our suspension assemblies from a defective read/write head in order to re-use suspension assemblies or test the read/write head to ensure it is not defective before they attach the suspension assembly. If our customers’ production yields continue to improve in the future, or if they succeed in their process development efforts and can separate and re-use suspension assemblies or test the read/write head before attaching suspension assemblies, overall suspension assembly shipments will decline and our operating results could be negatively affected.

We may have difficulty obtaining an adequate supply of raw materials that meet our strict specifications at reasonable prices.

Certain types of stainless steel, polyimide and photoresists are currently single-sourced because the raw materials provided by these sources meet our strict specifications. We have chosen to obtain certain other materials, including gold and a laminate constructed from raw material that contains stainless steel, polyimide and copper, from a limited set of sources because of quality and pricing considerations. If we were not able to obtain an adequate supply of these materials from our current suppliers or if a current supplier were to exit the market, we could experience production delays and quality problems. Similarly, we obtain certain customized equipment and related repair parts from single sources because of the specialization of the equipment and the quality of these supply sources. In light of current uncertain market and economic conditions and the effect they may have on our suppliers, we are considering options that may reduce our risk of supply disruption.

The price we pay for stainless steel and laminate periodically is reset and can fluctuate with changes in the value of the Japanese yen, which will impact our costs. The price we pay for gold and other precious metals has fluctuated in the past. We have also experienced increased expenses due to higher fuel costs related to freight and higher utility rates. During times of increased prices, we typically do not pass this higher price on to our customers. If we could not obtain the materials referred to above in the necessary quantities, with the necessary quality and at reasonable prices, our business, financial condition and results of operations could be materially adversely affected.

BIOMEASUREMENT DIVISION

We do not know when, if ever, our BioMeasurement Division will be profitable.

We have a very limited operating history in the medical device market. Our first-generation device was used primarily for research, and our second-generation product, the InSpectra StO2 System, was introduced to the trauma market late in calendar 2006. We do not know how many systems we will be able to sell, the sales breakdown between monitors and sensors, the profits we can expect or the amount of revenue that the product will generate. We do not have another medical device product for sale, so all of the division’s revenue will be derived from sales of the InSpectra StO2 System. We will continue to spend significant amounts of money on medical device sales and marketing and research and development, which will limit the division’s profitability. We do not know if we will ever generate enough revenue from medical device sales to offset our expenditures on the division.

We do not know whether our only medical product, the InSpectra StO2 System, will achieve market acceptance.

Our marketing strategy must overcome the difficulties inherent in the introduction of new products to the medical community. Clinicians will not use the InSpectra StO2 System unless they conclude, based on clinical data and personal evaluation experience, that StO2 gives them information that is valuable when making treatment decisions. If clinicians continue to rely on other methods when assessing the status of patients experiencing hemorrhagic and other types of shock, we will not be successful in selling the InSpectra StO2 System. The development of new medical technology to assess StO2 may render our product obsolete or uneconomical. Additionally, clinicians must be trained to use our InSpectra StO2 System effectively. Convincing clinicians to dedicate the time and energy necessary for adequate training in the use of our device is challenging, and we do not know whether we will be successful in these efforts. If the InSpectra StO2 System is not widely accepted by clinicians, is accepted more slowly than expected or is supplanted by superior technology, our sales may be materially adversely impacted.

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

We have limited experience as a company in the marketing, sale and distribution of medical devices. We are marketing the InSpectra StO2 System through a direct sales force and plan to expand our selling efforts through the use of distributors. Developing a direct sales force and distribution network is expensive and time consuming. Additionally, any direct sales force and distribution network that we develop will be competing against the experienced sales organizations used by other manufacturers of medical devices. We may not be able to develop this capability on a timely basis or at all. We face significant challenges and risks in establishing a direct sales force and distribution network and marketing our device, including our ability to recruit, train and retain adequate numbers of qualified sales, clinical field specialist and marketing personnel; our ability to establish distributor relationships on terms acceptable to us, or at all; the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals and trauma centers to purchase our device or clinicians to use our device; costs associated with hiring, maintaining and expanding a sales and marketing team; and government scrutiny associated with promotional activities in the health-care industry. If we are unable to establish and maintain a direct sales, marketing and distribution network, our BioMeasurement Division may be unable to generate revenue and may not become profitable, which would have a material adverse effect on our financial condition and results of operations.

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

GENERAL

Current and future disruptions in the global credit and financial markets and the recent amendment to our credit facility may limit our access to credit, which could negatively impact our business.

Domestic and foreign credit and financial markets have experienced extreme disruption in recent months, including volatility in security prices, diminished liquidity and credit availability, declining valuations of certain investments and significant changes in the capital and organizational structures of certain financial institutions. We are unable to predict the likely duration and severity of the current disruption in the credit and financial markets or of any related adverse economic conditions. Given these conditions, we may not be able to secure additional financing for future activities on satisfactory terms, or at all, which could materially adversely affect our results of operations, financial condition and liquidity.

In addition, our existing credit facility was recently amended to reduce the total credit available under the facility and to provide for a blanket lien on substantially all of our non-real estate assets and those of our wholly-owned subsidiary, Hutchinson Technology Asia, Inc. (“HTA”), among other things. This reduction in available credit and the provision of a blanket lien has not impaired our ability to operate our business in the short term. However, deterioration in our business or further disruptions in the global credit and financial markets could result in further reductions in our credit facility and in our access to credit, which could materially adversely affect our results of operations, financial condition and liquidity.

Current and future disruptions in the global credit and financial markets also could adversely affect our customers and suppliers. Our customers and their customers may experience difficulty obtaining financing for significant purchases and operations. A resulting decrease in orders could decrease the overall demand for our products. It is also possible that our customers could demand adjustments in pricing terms or postpone or cancel existing orders as a result of limited credit availability. Furthermore, we maintain significant balances due from customers and limitations on the credit available to our customers could impair our ability to collect those receivables on a timely basis. If our suppliers, of either raw materials or equipment, experience similar credit restrictions, they may become unable to meet our ongoing supply demands or tighten the terms of our purchases. Disruptions in the global credit markets that adversely affect our customers and suppliers could materially adversely affect our results of operations, financial condition and liquidity.

Due to recent uncertainties in the global credit and financial markets, we may be unable to liquidate holdings of our auction-rate securities, and our estimates of the fair value of these securities could differ substantially from the actual amount we would collect upon liquidation.

Prior to February 2008, the auction-rate securities (“ARS”) market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security, the security matures (after a term of up to 39 years) or, in light of recent uncertainties in the global credit and financial markets, we may decide not to hold until final maturity if the opportunity arises to sell these securities on reasonable terms. There is no assurance that future auctions of securities in our ARS portfolio will be successful. As a result, our ability to voluntarily liquidate and recover the carrying value of some or our entire ARS portfolio may be limited for an indefinite period of time (up to a maximum of each security’s final maturity date). This limitation could negatively affect our overall liquidity.

As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of our ARS investments and recorded an other-than-temporary realized loss.

Our valuation is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.

We have identified our ARS portfolio as other-than-temporarily impaired, and it could take until final maturity of the underlying securities (up to 39 years) to recover the par value of our ARS portfolio. If we need to liquidate a portion of our ARS portfolio while the securities are impaired, we may incur additional losses that could negatively affect our actual financial performance.

We can provide no assurance that further deterioration in the global credit and financial markets would not negatively impact our current portfolio of our ARS investments, cash equivalents and short-term investments or our ability to meet our financing objectives.

We will need a significant amount of funds over the next several years to achieve our long-term growth objectives and to meet our debt obligations.

Our business will require significant funds over the next several years. We would likely use these funds for capital expenditures, research and development, debt service and working capital. Our Disk Drive Components Division is highly capital intensive. Our total capital expenditures for both of our divisions were $65,603,000 in 2008, $102,239,000 in 2007 and $247,754,000 in 2006. We currently anticipate spending $40,000,000 on capital expenditures during 2009. In addition, our total research and development expenses for both of our divisions were approximately $39,711,000, or 6% of net sales in 2008. Our 2008 Disk Drive Components Division capital expenditures and research and development expenses were primarily for additions to both TSA suspension and TSA+ suspension manufacturing capacity, tooling, facilities and new process technology and capability improvements. In light of current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our debt obligations while preserving the ability to make investments that will enable the us to respond to customer requirements and achieve long-term profitable growth.

Our capital expenditures for the Disk Drive Components Division are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives, process improvements to be incorporated in our manufacturing operations and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes, which may require new or improved process technologies, such as additive processing to produce flexures for our TSA+ suspensions. Capital spending is also based on our ability to fund capital expenditures, as needed, with cash generated from operations, our current cash, cash equivalents, short-term investments, our credit facility or additional financing, if available given current capital market conditions.

We manage our capital spending to reflect the capacity that we expect will be needed to meet disk drive industry customer forecasts. However, existing work in process with vendors and lengthy lead times sometimes prevent us from adjusting our capital expenditures to match near-term demand. This can result in underutilization of capacity, which could lower gross profit.

As of September 28, 2008, we had outstanding $225,000,000 aggregate principal amount of the 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”) and $150,000,000 aggregate principal amount of the 2.25% Convertible Subordinated Notes due 2010 (the “2.25% Notes”). During November 2008, subsequent to our fiscal year-end, we repurchased $59,934,000 par value of our 2.25% Notes on the open market, using our available cash and cash equivalents, leaving $90,066,000 par value of the 2.25% Notes outstanding. Our 2.25% Notes mature in 2010 and holders of our 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. We may pursue additional debt or equity financing or other forms of financing to supplement our current capital resources, if needed, in 2009 and beyond. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We may not be able to maintain adequate capital or raise additional capital on reasonable terms or at all, if needed.

The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations;
•	general economic and capital market conditions and conditions in the disk drive industry;
•	the perception in the capital markets of our business;
•	our ratio of debt to equity;
•	our financial condition;
•	our business prospects; and
•	changes in interest rates.

Our ability to execute our long-term strategy may depend on our ability to obtain additional long-term debt and equity capital. We have no commitments for additional borrowings, other than our existing credit facility with Bank of America N.A. (“BofA”), or for sales of equity, other than under our existing employee benefit plans. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain additional financing on terms acceptable to us or at all. If we fail to comply with certain covenants relating to our indebtedness, we may need to refinance our indebtedness to repay it. We also may need to refinance our indebtedness at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness. An inability to refinance our indebtedness, if needed, could materially adversely affect our results of operations, financial condition and liquidity.

Significant changes in the market price of our common stock could result in securities litigation claims against us.

Significant price and value fluctuations have occurred with respect to the publicly-traded securities of technology companies generally. The price of our common stock recently has changed significantly and is likely to continue to experience significant changes in the future. In the past, securities litigation claims have been filed against certain companies following a period of decline in the market price of their publicly-traded securities. We may be the target of similar securities litigation claims in the future. Risks associated with litigation often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Although we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. Future litigation, if any, may result in substantial costs and divert management’s attention and resources, which could materially adversely affect our results of operations, financial condition and liquidity.

Our ability to use our deferred tax assets is subject to certain annual limitations, and may be further limited by a "change of control."

At September 28, 2008, our deferred tax assets included $29,424,000 of unused tax credits, of which $5,715,000 can be carried forward indefinitely and $23,709,000 expire at various dates beginning in 2009. In addition, at September 28, 2008, our deferred tax assets also included $29,471,000 of net operating loss (“NOL”) carryforwards that will begin to expire in 2018 if not otherwise used by us. As of September 28, 2008, we had an estimated NOL carryforward of approximately $76,493,000 for United States federal tax return purposes. Both our unused tax credits and our estimated NOL carryforwards may be used to offset taxable income, if any, generated by us in future years. Our ability to use these deferred tax assets is subject to an annual limitation imposed by certain change of control provisions under Section 382 of the Internal Revenue Code that may be triggered by an aggregate change in the beneficial ownership of our common stock. If the annual limitation under Section 382 is triggered, our deferred tax assets may expire or we may not be able to use them to offset taxes due in the applicable period.

We may not be able to adequately protect our intellectual property.

We attempt to protect our intellectual property rights through copyrights, patents, trademarks, trade secrets and other measures. We may not, however, be able to obtain rights to protect our technology. In addition, competitors may be able to develop similar technology independently. Our success in the disk drive industry depends in large part on trade secrets relating to our proprietary manufacturing processes. Our BioMeasurement Division is engaged in a market where third parties have significant existing patent portfolios. We seek to protect trade secrets and our other proprietary technology in part by requiring each of our employees to enter into non-disclosure, assignment and non-competition agreements. In these agreements, the employee agrees to maintain the confidentiality of all of our proprietary information and, subject to certain exceptions, to assign to us all rights in any proprietary information or technology made or contributed by the employee during his or her employment. In addition, we regularly enter into non-disclosure agreements with third parties, such as consultants, strategic suppliers and customers. These agreements may, however, be breached, and we may not have an adequate remedy for any such breach. In addition, our competitors may otherwise learn or independently develop our trade secrets.

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

We and certain users of our disk drive industry products have received, and may receive, communications from third parties asserting patents against us or our customers that may relate to certain of our manufacturing equipment or to our products or to products that include our products as a component. Some of our competitors have experience with, and have developed patent portfolios relating to, technology associated with our TSA+ product. In addition, we and certain of our disk drive industry customers have been sued on patents having claims closely related to disk drive industry products we sell. If any third party makes a valid infringement claim against us and we are unable to obtain a license on terms acceptable to us, our business, financial condition and results of operations could be adversely affected. We expect that, as the number of patents issued in connection with our disk drive industry business continues to increase, the volume of intellectual property claims made against us could increase. We may need to engage in litigation to:

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

Our management is required to provide our shareholders a report on our internal controls over financial reporting including an assessment of the effectiveness of these controls to provide reasonable assurance a material misstatement did not occur in our financial statements. Our management identified a material weakness in our internal control over financial reporting related to deferred tax assets and liabilities and concluded that our internal control over financial reporting as of September 30, 2007, was not effective. While the material weakness did not result in material changes to our consolidated financial statements for the year ended September 30, 2007, it could have had such an effect. We have remediated the identified material weakness and have taken steps to enhance our internal control over financial reporting.

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

We own four buildings on a site of approximately 163 acres in Hutchinson, Minnesota used by both our Disk Drive Components Division and our BioMeasurement Division. This site includes executive offices and a manufacturing plant, development center and training center, with an aggregate of approximately 806,000 square feet of floor area. We currently utilize approximately 92% of this space. We also lease a 20,000 square foot warehouse and a 7,200 square foot fabrication shop near the Hutchinson site. The training center building is currently unoccupied.

We own a manufacturing plant in Eau Claire, Wisconsin used by our Disk Drive Components Division, which is approximately 859,000 square feet, approximately 90% of which we currently utilize.

We own a manufacturing plant in Sioux Falls, South Dakota of approximately 300,000 square feet that is used by our Disk Drive Components Division, approximately 85% of which we currently utilize. Approximately 5% of the square footage in this plant is currently leased to another party.

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

We believe that our existing facilities will be adequate to meet our currently anticipated requirements for 2009.

Item 3.	Legal Proceedings

Securities Litigation

Our company and six of our present executive officers, two of whom are directors, were named as defendants in a consolidated complaint filed by several investors in the United States District Court for the District of Minnesota on May 1, 2006. The consolidated complaint purported to be brought on behalf of a class of all persons (except defendants) who purchased our stock in the open market between October 4, 2004, and August 29, 2005 (the “class period”). The consolidated complaint alleged that the defendants made false and misleading public statements about our company, and our business and prospects, in press releases and SEC filings during the class period, and that the market price of our stock was artificially inflated as a result. The consolidated complaint alleged claims under Sections 10(b) and 20(a) of the Exchange Act. The consolidated complaint sought compensatory damages on behalf of the alleged class in an unspecified amount, interest, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief.

Defendants moved to dismiss the consolidated complaint. By Memorandum Opinion and Order filed on June 4, 2007, the District Court granted defendants’ motion and dismissed the consolidated complaint with prejudice. Plaintiffs appealed the dismissal to the United States Court of Appeals for the Eighth Circuit. On August 5, 2008, the Court of Appeals affirmed the judgment of the District Court in favor of the defendants. The time during which an appeal could be commenced has expired.

Other Litigation and Proceedings

Our company was named as the defendant in a complaint brought in Hennepin County, Minnesota, District Court by two then current and three former employees and served on us on August 28, 2006. On behalf of a class of current and former non-exempt production workers employed by us in Minnesota, the complaint asserted claims based on the federal Fair Labor Standards Act, several statutes and regulations dealing with topics related to wages and breaks, and common law theories, and alleged that we failed to pay our production workers for the time they spend gowning and ungowning at the beginning and end of their shifts and meal breaks and that we did not provide Minnesota employees the breaks allegedly required by Minnesota law or promised by company policy. An amended complaint asserted similar claims on behalf of current and former Wisconsin and South Dakota employees. On September 18, 2006, we removed the action to the United States District Court for the District of Minnesota. The complaint sought pay for the allegedly unpaid time, an equal amount of liquidated damages, other damages, penalties, attorneys’ fees and interest. We reached a tentative settlement with the plaintiffs and by order dated September 24, 2008, the District Court approved the settlement agreement. During 2008, we recorded a litigation charge of $2,003,000 related to the settlement of this class-action lawsuit. Subsequent to our fiscal year-end, we transferred the necessary funds to the settlement administrator.

We were informed on May 2, 2007, that the SEC opened an investigation into possible federal securities law violations by our company, our officers, directors, employees and others, during 2005 and 2006. We were notified in July 2008 that the SEC staff has completed their investigation indicating that they do not intend to recommend enforcement action by the SEC.

On November 14, 2008, we filed actions in United States District Court for the District of Minnesota against UBS AG, and two of its affiliates (“UBS”), and Citigroup Inc., and one of its affiliates (“Citigroup”), relating to ARS purchased on our behalf by UBS and Citigroup. We currently hold approximately $70,000,000 and $30,000,000 in ARS purchased with UBS and Citigroup, respectively. The actions allege that UBS and Citigroup misrepresented ARS to us as highly-liquid, safe investments appropriate for short-term investing that were equivalent to cash or money market instruments. By these actions, we seek to recover money damages and attorneys’ fees. We are currently evaluating our options for obtaining relief from Citigroup in light of an account agreement containing an arbitration clause that was identified subsequent to the filing of that action.

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

Market Information

Our common stock, $.01 par value, trades on the NASDAQ Global Select Market under the symbol HTCH. For price information regarding our common stock, see Note 13 to the consolidated financial statements contained in Item 15. As of December 3, 2008, our common stock was held by 570 shareholders of record.

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

We have a loan agreement that contains a covenant limiting, among other things, our ability to pay cash dividends or make other distributions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Note 2 to the consolidated financial statements contained in Item 15.

Performance Graph

Set forth below is a graph comparing, for a period of five fiscal years ended September 28, 2008, the yearly cumulative total shareholder return of the S&P 500 Index and the AMEX Disk Drive Index. The comparison of total shareholder returns assumes that $100 was invested on October 1, 2003, in each of our company, the S&P 500 Index and the AMEX Disk Drive Index, and that dividends were reinvested when and as paid.

	2003	2004	2005	2006	2007	2008
Hutchinson Technology Incorporated	$100.00	$79.77	$80.81	$66.02	$75.05	$35.27
AMEX Disk Drive Index (DDX)	$100.00	$80.77	$90.53	$120.12	$123.25	$41.57
S&P 500 INDEX	$100.00	$111.36	$121.91	$131.89	$153.16	$94.35

Item 6.	Selected Financial Data

The selected financial data required pursuant to this Item appears on page 77 of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

General

Since the late 1980s, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components to nearly all domestic and foreign-based manufacturers of disk drives and head-gimbal assemblers for all sizes of disk drives. Suspension assemblies are a critical component of disk drives, and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations are affected from time to time by disk drive industry demand changes, adjustments in inventory levels throughout the disk drive supply chain, technological changes that impact suspension assembly demand, shifts in our market position and our customers’ market position, changes in supply chain alignment by a customer, our customers’ production yields and our own product transitions, production yields and production capacity utilization. From time to time we have researched the benefits and feasibility of manufacturing our disk drive products in Asia. We have selected Thailand as the location for establishing an Asian assembly operation. In light of current uncertain market and economic conditions, we are assessing the pace of our investment in this operation.

Our BioMeasurement Division is engaged in the development, production and commercialization of products for the medical device market. Net sales from the InSpectra StO2 System during 2008, our first full year in the market, exceeded $1,000,000, although we incurred an operating loss in 2008 for our BioMeasurement Division. The number of customers for the InSpectra StO2 System totaled 53 as of September 28, 2008, up from 20 at the end of the preceding fiscal year. Additionally, more than 100 hospitals in the United States and Europe are currently evaluating the system or moving toward purchase. In our BioMeasurement Division, we expect to reach $3,000,000 to $5,000,000 of net sales in 2009.

For calendar 2008, storage industry analysts expect disk drive shipments to reach 569 million units, an increase of about 13% from calendar 2007. The growth in disk drive shipments is resulting from increased demand for data storage in traditional computing applications, as well as in consumer electronics applications. Our shipments of suspension assemblies in 2008 were 790 million, 9% lower than our shipments in 2007. This decrease was primarily due to our share loss for our suspension assemblies used in 3.5-inch ATA disk drives, a customer’s accelerated purchases late in the fourth quarter of 2007, which resulted in lower demand from that customer in the first quarter of 2008, and our 2007 fiscal year calendar having 53 weeks.

In the long-term, we believe that end user demand for storage capacity will continue to increase as evolving consumer electronics and computing applications continue to require storage devices with increased capacity and functionality, which will increase disk drive demand and, therefore, suspension assembly demand. For 2009, however, our suspension assembly demand forecast reflects a decline in worldwide suspension volume. This is based in part on assumptions regarding demand for hard disk drives and the focus of drive manufacturers on moving to higher areal density points and improving yields. Based on these lower suspension demand projections and continued downward pressure on our average selling price, we expect our net sales to decline in 2009, which will contribute to an expected net loss for 2009.

Subsequent to our year-end, demand for suspension assemblies for 2009 has weakened significantly. We expect our first quarter of 2009 suspension assembly shipments to decline more than 20% from the fourth quarter of 2008. In response to the weakening demand and due to changing and uncertain market and economic conditions, we are taking actions to reduce our expected loss in 2009. We announced on December 9, 2008, a 20-25% reduction of our workforce. In addition, we will be implementing a 5% pay reduction for all employees not affected by the workforce reduction. We expect our financial results for the first quarter ending December 28, 2008, will include a charge of $12,000,000 to $16,000,000 related to severance costs. The workforce and pay reductions are expected to be complete by the end of January 2009 and are part of our strategy to manage our cash and balance sheet and reduce our overall cost structure by approximately $65,000,000 to $80,000,000 on an annualized basis. We also announced our plan to reduce our 2009 capital spending from $60,000,000 to $40,000,000. We are assessing the impact of these actions on the recoverability of our manufacturing assets and may need to record an asset impairment charge in the future.

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

	2007 by Quarter				2008 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
Suspension assembly shipment quantities	225	205	190	246	213	179	189	209

The decrease in suspension assembly shipments in the second and third quarters of 2007 was primarily due to seasonally slower demand and share loss for our suspension assemblies used in desktop (more specifically, 3.5-inch ATA) disk drives. The 3.5-inch ATA segment share loss was partially offset as we continued to improve our position in the faster growing, but smaller, mobile segment of the disk drive market. Our fourth quarter 2007 shipments increased due to seasonally stronger demand for disk drives, including a customer’s accelerated purchases at the end of the quarter to realize volume price breaks, as well as our fiscal quarter having fourteen weeks in 2007 and our continued market share gains in the mobile segment of the disk drive market.

The sequential decrease in the first quarter of 2008 reflects the impact of the accelerated customer purchases late in the fourth quarter of 2007, which resulted in lower demand from that customer in the first quarter, and our first quarter of 2008 having thirteen weeks. Without these factors, our total suspension assembly shipments in the first quarter of 2008 would have increased modestly as compared to the fourth quarter of 2007. The decrease in the second quarter of 2008 was primarily the result of our customers’ lower build plans during the seasonally slower quarter, our market share losses in the 3.5-inch ATA segment and share shifts among our customers in the 2.5-inch mobile segment. Our third quarter 2008 shipments increased primarily due to gains in the 2.5-inch mobile segment and we maintained our market-leading position in the enterprise segment. Our fourth quarter 2008 shipments increased due to seasonally stronger demand for disk drives. This sequential quarter volume growth reflects holding our overall market share about flat with the preceding quarter. We expect our shipments of suspension assemblies to decline more than 20% sequentially in the first quarter of 2009, but we continue to have limited visibility for future demand.

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

For 2007, our average selling price declined to $0.80 or 5% from our average selling price for 2006 primarily due to a sales mix that included a higher percentage of suspension assemblies for mature disk drive programs. Customers extended the lives of certain mature disk drive programs, and we competed aggressively on these programs. The average selling price is typically lower on suspension assemblies for mature disk drive programs as higher cumulative volumes trigger lower price points and the competitive pressure increases as our competitors’ abilities to manufacture these products improves. For 2008, our average selling price decreased from $0.80 in the first half of 2008 to $0.78 in the fourth quarter of 2008 due to competitive pressures. We expect continued downward pressure in 2009 on our average selling price.

We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our “vendor managed inventory,” or VMI, facilities. Certain agreements with our customers also provide that we maintain minimum finished goods inventory levels for them.

Our customers often prefer a multiple source supply strategy and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross profits and difficulty in estimating our position in the marketplace.

Our gross profits have fluctuated and will continue to fluctuate based upon a variety of factors such as changes in:

•	demand or customer requirements;
•	utilization of existing or newly added production capacity;
•	manufacturing yields or efficiencies;
•	product and feature mix;
•	selling prices;
•	production and engineering costs associated with production of new products and features; and
•	costs of materials, including gold.

Gross profit in 2008 was 14%, down from 17% in 2007, primarily due to the substantial decline in net sales, which reduced our ability to cover our fixed costs. In addition, we incurred rising costs related to our TSA+ processes. For 2008, these TSA+ costs reduced gross profit by $37,600,000. We shipped 5 million TSA+ suspension assemblies during the fourth quarter of 2008, a four-fold increase from the preceding quarter as the ramp in TSA+ volume production continued. Although the initiation of TSA+ volume production has dampened our gross profit, we expect this burden to diminish with the TSA+ volume growth and as we achieve further improvements in process efficiencies that are expected over the next year.

In response to weakening demand and due to changing and uncertain market and economic conditions, we are taking actions to reduce our expected loss in 2009. We announced on December 9, 2008, a 20-25% reduction of our workforce, which totaled approximately 4,500 employees at the end of November 2008. In addition, we will be implementing a 5% pay reduction for all employees not affected by the workforce reduction. The workforce and pay reductions are expected to be complete by the end of January 2009 and are part of our strategy to manage our cash and balance sheet and reduce our overall cost structure.

During the third quarter of 2008, we took actions to reduce operating costs, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $1,061,000. The workforce reduction and other cost-reduction actions are expected to reduce expenses by $10,000,000 to $12,000,000 on an annualized basis. We believe these cost reductions will contribute to improving our financial performance without jeopardizing our longer-term opportunities. However, our return to profitability will ultimately be driven by revenue growth and by leveraging our investments in our TSA+ processes and our BioMeasurement Division.

During the third quarter of 2007, we eliminated approximately 500 positions in our workforce, including manufacturing and manufacturing support, administrative and development positions at all plant sites. The workforce reduction resulted in a charge for severance expenses of $6,151,000. We also recorded a charge of $2,577,000 for the write-off of design costs for a cancelled facility expansion in the United States in the third quarter of 2007. We estimate that these and other cost-reduction actions resulted in annualized savings of approximately $35,000,000.

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

We have also developed an additive process and added associated capital equipment for producing TSA+ suspension assemblies. Additive processing involves depositing thin metal layers onto a polyimide surface in the shape of the desired circuitry and then imaging and plating up metal layers to form the suspension’s electrical conductors. Our TSA+ suspensions are the plan of record on multiple customer programs and our customers have expressed a high level of interest. We have completed installation of and initiated production on a volume TSA+ flexure production line, and we are making good progress at improving our processes. We expect the full transition to TSA+ suspensions to take place over the next five to seven years, with the pace of transition determined primarily by the pace at which disk drive makers introduce and ramp production of programs requiring additive processing. We will also purchase additive flexures to meet customer requirements.

We spent $39,711,000 on research and development in 2008 compared to $55,245,000 in 2007. In 2007, we continued development of the additive processes required for our TSA+ suspension assemblies and development of new process technologies for next-generation suspension assembly products and equipment. The decrease in 2008 was primarily attributable to $11,018,000 of lower expenses primarily related to the classification of the costs of running the TSA+ manufacturing lines as cost of sales beginning in the fourth quarter of 2007. Research and development spending specific to our BioMeasurement Division was $4,767,000 in 2008 and $4,207,000 in 2007.

In the fourth quarter of 2008, we recorded a charge of $92,500,000 related to establishing a full valuation allowance against our deferred tax assets. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This loss combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that, based on SFAS No. 109 guidelines, a full valuation allowance should now be established. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. For 2007, our capital expenditures were $102,239,000, primarily for TSA+ suspension production capacity, new program tooling and deployment of new process technology and capability improvements. For 2008, our capital expenditures were $65,603,000, primarily for TSA+ suspension production capacity, new program tooling and deployment of new process technology and capability improvements. The decrease from 2007 to 2008 was primarily due to completion of our volume TSA+ suspension production line in 2007. We expect our capital expenditures to total approximately $40,000,000 in 2009, primarily for tooling and manufacturing equipment for new process technology and capability improvements. As the full transition to TSA+ suspensions takes place over the next five to seven years, our capital expenditures could increase as we add capacity as needed.

Our capital expenditures for the Disk Drive Components Division are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives, process improvements to be incorporated in our manufacturing operations and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes, which may require new or improved process technologies, such as additive processing to produce flexures for our TSA+ suspensions. Capital spending is also based on our ability to fund capital expenditures, as needed, with cash generated from operations, our current cash, cash equivalents, short-term investments, our credit facility or additional financing, if available given current capital market conditions.

We manage our capital spending to reflect the capacity that we expect will be needed to meet disk drive industry customer forecasts. However, existing work in process with vendors and lengthy lead times sometimes prevent us from adjusting our capital expenditures to match near-term demand. This can result in underutilization of capacity, which could lower gross profit.

New manufacturing processes for advanced suspension assembly features and suspension assembly types, such as those currently under development, including our TSA+ manufacturing processes, initially have lower manufacturing yields than those for more mature products and processes. Manufacturing yields generally improve as the process and product mature and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of products. Small variations in manufacturing yields can have a significant impact on gross profits.

In addition to increases in suspension assembly demand, improvements to our gross profits and operating profits will depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. Our business is capital intensive and requires a high level of fixed costs. Our profits are sensitive to our level of fixed costs, as well as changes in volume, capacity utilization and product mix. As part of our efforts to improve our operating results, we eliminated approximately 500 positions during our third quarter of 2007 and we eliminated approximately 80 positions along with other cost-reduction actions during our third quarter of 2008. On December 9, 2008, we announced a 20-25% reduction of our workforce. In the future, we may need to adjust our overall employment level due to fluctuating demand. Our overall employment level was 5,433 at the end of 2006, 4,698 at the end of 2007 and 4,591 at the end of 2008.

Market Trends

Our suspension assemblies are components in computers and a variety of consumer electronics products. The demand for these products can be volatile. In a weak economy (as we are currently experiencing), consumer spending tends to decline and retail demand for computers and other consumer electronics tends to decrease, as does business demand for computer systems. Demand for suspension assemblies therefore may be adversely impacted as a result of a weaker economy.

In the long-term, however, we expect that the expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software and the growth of new applications for disk storage, such as digital video recorders and personal storage devices, together with emerging opportunities in other consumer electronics applications, will increase disk drive demand and, therefore, suspension assembly demand. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models and the end devices that disk drives are used in. In addition, disk drive manufacturers are increasingly seeking lower cost designs and suspension assembly pricing is competitive.

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

The development of next-generation read/write technology and head sizes, continuing improvement in data density and the use of disk drives in consumer electronics applications will require even finer electrical conductors on the suspension assembly. Next-generation disk drives also may require additional electrical conductors. We are investing significantly in developing the process capabilities and related capital equipment required to meet new industry specifications in 2009 and beyond.

The introduction of new types or sizes of read/write heads and disk drives may initially decrease our customers’ yields with the result that we may experience temporary elevations of demand for some types of suspension assemblies. For example, we believe reduced yields for some of our customers due to their transition to higher density read/write heads resulted in increased shipments of our suspension assemblies in 2003 and the first half of 2004. As programs mature, higher customer yields decrease the demand for suspension assemblies. The advent of new disk drive technologies and the continual pursuit of increased data density and lower storage costs are leading to suspension assemblies that will require finer electrical conductors and further adoption of value-added features for suspension assemblies. While we are generally able to increase our selling price for these suspension assemblies, these changes may temporarily increase our development spending and reduce our manufacturing yields and efficiencies. These changes will continue to affect us.

2008 Operations to 2007 Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales from period to period.

	Percentage of Net Sales
	2008	2007	2006
Net sales	100%	100%	100%
Cost of sales	86	83	80

Gross profit	14	17	20
Research and development expenses	6	8	7
Selling, general and administrative expenses	12	11	12
Severance and other expenses	—	1	—
Litigation reserve	1	—	—
Dispute settlement	—	—	(1)

(Loss) income from operations	(5)	(3)	2
Other income, net	—	1	2
Interest income (expense)	—	1	(1)
Impairment of long-term investments	(1)	—	—

(Loss) income before income taxes	(6)	(1)	3
Provision (benefit) for income taxes	13	(2)	—

Net (loss) income	(19)%	1%	3%

Net sales for 2008 were $631,619,000, compared to $716,103,000 for 2007, a decrease of $84,484,000. Suspension assembly sales decreased $69,843,000 compared to 2007, primarily as a result of a 9% decrease in suspension assembly unit shipments and our average selling price decreasing from $0.80 in the first half of 2008 to $0.78 in the fourth quarter of 2008 due to competitive pressures, resulting in a 1% lower average selling price year-over-year. The decrease in suspension assembly unit shipments in 2008 was primarily due to share loss for our suspension assemblies used in 3.5-inch ATA disk drives, a customer’s accelerated purchases late in the fourth quarter of 2007, which resulted in lower demand from that customer in the first quarter of 2008 and our 2007 fiscal year calendar having 53 weeks. The year-over-year decline in average selling price resulted primarily from competitive pressures. Sales of suspension assembly components to other suspension assembly manufacturers were $282,000, a decrease of $17,734,000. Suspension assembly component sales decreased as our customers’ programs utilizing our components reached the end of their market lives.

Gross profit for 2008 was $85,480,000, compared to $122,241,000 for 2007, a decrease of $36,761,000. Gross profit as a percent of net sales was 14% in 2008, compared to 17% in 2007. The lower gross profit in 2008 was primarily due to the lower suspension assembly and suspension assembly component sales discussed above and higher costs associated with the initiation of volume production of TSA+ suspension assemblies, which reduced gross profit by $37,600,000. Our gross profit also remained under pressure from capacity utilization that was below an ideal operating level. These negative impacts on gross profit were partially offset by decreases in manufacturing overhead expense.

Research and development expenses for 2008 were $39,711,000, compared to $55,245,000 for 2007, a decrease of $15,534,000. The decrease was primarily attributable to $11,018,000 of lower expenses related to the classification of the costs of running the TSA+ manufacturing lines as cost of sales beginning in the fourth quarter of 2007 and $1,476,000 of lower depreciation expenses related to customer tooling. Research and development expenses as a percent of net sales were 6% in 2008 and 8% in 2007.

Selling, general and administrative expenses for 2008 were $73,303,000, compared to $76,943,000 for 2007, a decrease of $3,640,000. The lower selling, general and administrative expenses were primarily due to $3,126,000 of lower travel and recruitment expenses, $2,923,000 of lower labor expenses in the Disk Drive Components Division due to a decrease in the number of personnel and $2,303,000 of lower professional services expenses. These were partially offset by a $2,243,000 increase in labor expenses for our BioMeasurement Division primarily due to added sales personnel. Selling, general and administrative expenses as a percent of net sales increased from 11% in 2007 to 12% in 2008.

During the third quarter of 2008, we took actions to reduce operating costs, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $1,061,000. The workforce reduction and other cost-reduction actions are expected to reduce expenses by $10,000,000 to $12,000,000 on an annualized basis.

During 2008, we recorded a litigation charge of $2,003,000 related to the tentative settlement of a class action lawsuit. The lawsuit challenged our pay practices pertaining to the time certain production employees spend gowning and ungowning at the beginning and end of their shifts and meal breaks. The charge was comprised of settlement payments to these employees and payment of their attorney’s fees and expenses.

During the third quarter of 2007, we recorded charges of $8,728,000 comprised of severance expenses for approximately 500 positions eliminated during the quarter and the write-off of design costs for a cancelled facility expansion. The workforce reduction resulted in a charge for severance expenses of $6,151,000. The positions eliminated included manufacturing and manufacturing support, administrative and development positions at all plant sites. The write-off of design costs for the cancelled facility expansion amounted to $2,577,000. We estimate that these and other cost-reduction actions resulted in annualized savings of approximately $35,000,000.

Loss from operations for 2008 included a $22,662,000 loss from operations for our BioMeasurement Division compared to a $17,584,000 loss for 2007.

Other income, net of other expenses, for 2008 was $2,172,000, compared to $4,061,000 in 2007, a decrease of $1,889,000. Other income consists primarily of royalty income.

Interest income for 2008 was $10,519,000, compared to $15,414,000 for 2007, a decrease of $4,895,000. The decrease in interest income was primarily due to lower investment yields as a result of a change in our investment portfolio to United States Treasury instruments, partially offset by interest related to an amended sales and use tax return and higher average cash balances.

Interest expense for 2008 was $11,692,000, compared to $10,433,000 for 2007, an increase of $1,259,000. The increase in interest expense for 2008 was primarily due to lower capitalized interest expense resulting from reduced capital investments.

During the fourth quarter of 2008, we recorded a charge of $8,484,000 related to an other-than-temporary impairment of our long-term investments to reflect the reduction in carrying value of our ARS from a par value of $100,650,000 to an estimated fair value of $92,166,000. In light of current uncertain market and economic conditions, we concluded we may not hold our ARS until final maturity (up to 39 years) if the opportunity arises to sell these securities on reasonable terms.

The income tax provision for 2008 was $79,765,000, or an estimated annual effective tax rate of negative 209%. The pretax loss for 2008 resulted in a statutory tax benefit of $13,329,000. The negative annual effective tax rate was caused by the full valuation allowance charge of $93,900,000 against our deferred tax assets. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that, based on SFAS No. 109 guidelines, a full valuation allowance should now be established. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

The income tax benefit for 2007 was $16,898,000, or an estimated annual effective tax rate of 175%. The pretax loss for 2007 resulted in a statutory tax benefit of $3,276,000. The income tax benefit was increased by the 2007 research and development tax credit and the Foreign Sales Corporation (“FSC”) repeal and Extraterritorial Income Exclusion Act of 2000 (“EIE”) provisions related to the export of United States products.

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

2007 Operations to 2006 Operations

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

The income tax benefit for 2007 was $16,898,000, or an estimated annual effective tax rate of 175%. The pretax loss for 2007 resulted in a statutory tax benefit of $3,276,000. The income tax benefit was increased by the current year research and development tax credit and the FSC repeal and EIE provisions related to the export of United States products.

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

The tax provision for 2006 was $3,406,000, or an estimated annual effective tax rate of 14%. The tax provision was reduced by the benefit derived from the FSC repeal and EIE provisions related to the export of United States products and the research and development tax credit.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, short- and long-term investments, cash flow from operations and additional financing capacity, if available given current credit market conditions. Our cash and cash equivalents decreased from $64,509,000 at September 30, 2007, to $62,309,000 at September 28, 2008. Our short- and long-term investments decreased from $233,043,000 to $201,110,000 during the same period. In total, our cash and cash equivalents and short- and long-term investments decreased by $34,133,000. We spent $57,721,000 for repurchases of our common stock and $65,603,000 for capital expenditures. We also recognized a charge of $8,484,000 for the other-than-temporary impairment of our ARS holdings. These decreases were partially offset by $90,336,000 of cash generated from operations and $8,529,000 in net proceeds from issuances of our common stock for stock options exercised and from our employee stock purchase plan during 2008.

As of September 28, 2008, the value of our ARS portfolio was reduced from its par value of $100,650,000 to an estimated fair value of $92,166,000. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the United States government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.

Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we hold is based on a trailing twelve month ninety-one day United States treasury bill rate plus 1.20% or a one-month LIBOR rate plus 1.50%. Other contractual factors can result in rate restrictions based on the profitability of the issuer or can impose temporary rates that are significantly higher or lower. We continue to earn and receive interest at these contractual rates on our ARS portfolio. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security, the security matures (after a term of up to 39 years) or, in light of recent uncertainties in the global credit and financial markets, we may decide not to hold until final maturity if the opportunity arises to sell these securities on reasonable terms. There is no assurance that future auctions of securities in our ARS portfolio will be successful. As a result, our ability to voluntarily liquidate and recover the carrying value of some or our entire ARS portfolio may be limited for an indefinite period of time (up to a maximum of each security’s final maturity date). This limitation could negatively affect our overall liquidity.

Our entire ARS portfolio is classified as long-term investments on our consolidated balance sheet as of September 28, 2008. We believe that long-term classification is appropriate due to the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded an other-than-temporary realized loss of $8,484,000 as of September 28, 2008. The valuation model we used to estimate the fair market value included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuation is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.

We are assessing the impact that the current illiquidity of these ARS will have on our ability to execute our current business plan. Our current business plan, however, is subject to change depending on, among other things, deterioration in our business, further disruption in the global credit and financial markets and related continuing adverse economic conditions, and our ability to execute our current business plan may in the future be impacted by the continued illiquidity of our ARS investments.

In January 2006, we issued $225,000,000 aggregate principal amount of the 3.25% Notes. The 3.25% Notes were issued pursuant to an Indenture dated as of January 25, 2006, between us and LaSalle Bank National Association, as trustee (the “Indenture”). Interest on the 3.25% Notes is payable on January 15 and July 15 of each year, which began on July 15, 2006.

We have the right to redeem for cash all or a portion of the 3.25% Notes on or after January 21, 2011 at specified redemption prices, as provided in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Holders of the 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash on January 15, 2013, January 15, 2016, and January 15, 2021, or in the event of a fundamental change, at a purchase price equal to 100% of the principal amount of the 3.25% Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the purchase date.

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

In February 2003, we issued and sold $150,000,000 aggregate principal amount of the 2.25% Notes. Interest on the 2.25% Notes is payable semi-annually, which began on September 15, 2003. The 2.25% Notes are convertible, at the option of the holder, into our common stock at any time prior to their stated maturity, unless previously redeemed or repurchased, at a conversion price of $29.84 per share. Beginning March 20, 2008, the 2.25% Notes became redeemable, in whole or in part, at our option at 100.64% of their principal amount, and thereafter at prices declining to 100% on March 15, 2010. In addition, upon the occurrence of certain events, each holder of the 2.25% Notes may require us to repurchase all or a portion of such holder’s 2.25% Notes at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, for the period to, but excluding, the date of the repurchase.

During November 2008, subsequent to our fiscal year-end, we repurchased a portion of the outstanding 2.25% Notes. We spent $47,423,000 to repurchase $59,934,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 21 percent. The repurchases leave $90,066,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased Notes were cancelled. The resulting gain of approximately $12,200,000 will be reported in our condensed consolidated financial statements for the first quarter of 2009. We may from time to time seek to prepay or retire our outstanding debt through cash purchases in open market or privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

On November 5, 2008, we and HTA amended our second amended and restated loan agreement (the “Amendment”) relating to our credit facility with BofA (the “Credit Facility”). The Amendment reduces the credit commitment from $50,000,000 to $25,000,000 within 90 days of entering into the Amendment, adjusts the Credit Facility’s maturity date to December 1, 2009, provides for a blanket lien on substantially all of our and HTA’s non-real estate assets, increases the maximum allowable debt to total capital ratio to 0.60 to 1.00, increases the Credit Facility’s pricing to LIBOR plus 2% or Prime plus 2% and increases to 0.5% the fee to be paid on the unused amount of the Credit Facility.

Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $65,603,000 for 2008, compared to $102,239,000 for 2007, a decrease of $36,636,000. The decrease from 2007 to 2008 was primarily due to completion of our volume TSA+ suspension production line in 2007. We currently anticipate capital expenditures to be approximately $40,000,000 in 2009, primarily for tooling and manufacturing equipment for new process technology and capability improvements. As the full transition to TSA+ suspensions takes place over the next five to seven years, our capital expenditures will increase as we add capacity as needed. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents and short- and long-term investments, our credit facility or additional financing, if available given current credit market conditions.

Our capital expenditures for the Disk Drive Components Division are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives, process improvements to be incorporated in our manufacturing operations and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes, which may require new or improved process technologies, such as additive processing to produce flexures for our TSA+ suspensions. Capital spending is also based on our ability to fund capital expenditures, as needed, with cash generated from operations, our current cash, cash equivalents, short-term investments, the Credit Facility or additional financing, if available given current capital market conditions.

We manage our capital spending to reflect the capacity that we expect will be needed to meet disk drive industry customer forecasts. However, existing work in process with vendors and lengthy lead times sometimes prevent us from adjusting our capital expenditures to match near-term demand. This can result in underutilization of capacity, which could lower gross profit.

The financial covenants to which we were subject as of September 28, 2008, are contained in the Credit Facility loan agreement, as amended. The covenants include shareholder distribution limitations, debt-related ratios and cash and earnings coverage tests. We had no outstanding loans under the Credit Facility at any time during 2007 or 2008. As of September 28, 2008, we were in compliance with all financial covenants in the Credit Facility loan agreement, as amended. Given our current cash position, cash generated from operations and future business plans, we believe it is likely that we will be able to comply with these covenants. A deterioration in our business, however, or further disruption in the global credit and financial markets and related continuing adverse economic conditions could impact our ability to comply with these covenants.

On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. As of September 28, 2008, we have spent $57,632,000 to repurchase 3.6 million shares at an average price of $16.21. The maximum dollar value of shares that may yet be purchased under the share repurchase plan is $72,368,000. All of our repurchases during 2008 were made on the open market.

During 2008, we entered into contracts to hedge gold commodity price risks through July 2009. The contracts essentially established a fixed price for the underlying commodity and were designated and qualified at inception as effective cash flow hedges of purchases of gold. It is our policy to enter into derivative transactions only to the extent true exposures exist. We do not enter into derivative transactions for speculative or trading purposes. We evaluate hedge effectiveness at inception and on an ongoing basis. Derivatives are recognized on the balance sheet at fair value. When a derivative is determined to be or is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in our cost of sales.

The fair value of these contracts recorded in our consolidated balance sheets as of September 28, 2008, was $105,000 included in “Other current assets” and $516,000 included in “Accrued expenses.” The effective portion is reflected in accumulated other comprehensive income, net of tax with a full valuation allowance recorded against it. The gains/losses on these contracts are recorded in cost of sales as the commodities are consumed. Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in fair value of the anticipated commodity purchases and is recorded in cost of sales.

In light of current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations, our credit facility and additional financing, if needed and as available given current credit market conditions, will be sufficient to meet our forecasted operating expenses, debt service requirements, debt and equity repurchases and capital expenditures through 2009. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all, if needed.

Contractual Obligations

The following table presents our contractual obligations at September 28, 2008 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt	$378,942	$1,444	$152,498	$—	$225,000
Interest expense	133,447	10,934	16,482	14,625	91,406
Operating leases	17,094	7,880	6,127	2,340	747
Litigation charge	2,003	2,003	—	—	—
Derivative contracts	516	516	—	—	—

Total	$532,002	$22,777	$175,107	$16,965	$317,153

As of September 28, 2008, the FIN 48 liability balance for uncertain tax positions was $6,820,000. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

During November 2008, subsequent to our fiscal year-end, we repurchased a portion of the outstanding 2.25% Notes. We spent $47,423,000 to repurchase $59,934,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 21 percent. The repurchases leave $90,066,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased Notes were cancelled. The resulting gain of approximately $12,200,000 will be reported in our condensed consolidated financial statements for the first quarter of 2009. We may from time to time seek to prepay or retire our outstanding debt through cash purchases in open market or privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Off-Balance Sheet Arrangements

On November 5, 2008, we and HTA entered into the Amendment relating to our Credit Facility with BofA. The Amendment reduces the credit commitment from $50,000,000 to $25,000,000 within 90 days of entering into the Amendment, adjusts the Credit Facility’s maturity date to December 1, 2009, provides for a blanket lien on substantially all of our and HTA’s non-real estate assets, increases the maximum allowable debt to total capital ratio to 0.60 to 1.00, increases the Credit Facility’s pricing to LIBOR plus 2% or Prime plus 2% and increases to 0.5% the fee to be paid on the unused amount of the Credit Facility.

Letters of credit outstanding under the Credit Facility will not be included on our balance sheet unless and until the beneficiary of the letter of credit draws upon it. Letters of credit outstanding under the Credit Facility to support self-insured workers compensation arrangements totaled $700,000 as of September 28, 2008, resulting in $49,300,000 of remaining availability at that date. We currently do not have any unconsolidated special purpose entity arrangements.

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

Revenue Recognition – In recognizing revenue in any period, we apply the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition,” as amended and codified by Staff Accounting Bulletin No. 103, “Update of Codification of Staff Accounting Bulletins” (Codification of Staff Accounting Bulletins, Topic 13: “Revenue Recognition”), as amended by Staff Accounting Bulletin No. 104, “Revision of Topic 13” (Codification of Staff Accounting Bulletins, Topic 13: “Revenue Recognition,” Section A – “Selected Revenue Recognition Issues”). We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.

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

We also enter into arrangements with customers that provide us with reimbursement for engineering services and specific program capacity to partially offset the costs of our investment. We recognize the associated revenue over the estimated life of the program to which the services and capacity relate.

Investments – We account for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that available-for-sale securities be carried at fair value, with unrealized gains and losses reported as other comprehensive income within shareholders’ investment, net of applicable income taxes. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in other income. Fair value of the securities is based on quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based on management’s intent and ability to hold these investments.

Our entire ARS portfolio is classified as long-term investments on our consolidated balance sheet as of September 28, 2008. We believe that long-term classification is appropriate due to the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded an other-than-temporary realized loss of $8,484,000 as of September 28, 2008.

Accounts Receivable – We are dependent on a limited number of customers, and as a result, our trade accounts receivable is highly concentrated. We establish an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of uncollectability based on past transaction history with the customer and the customer’s financial condition. While we perform ongoing credit reviews of our customers and have established an allowance for doubtful accounts, a significant deterioration in the financial condition of any significant customer may result in additional charges to increase the allowance for doubtful accounts or to write off certain accounts.

We record a provision against revenue for estimated returns on sales of our products in the same period that the related revenues are recognized. We base the allowance on historical returns, as well as existing product return authorizations.

Inventory Valuation – Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances.

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

Long-Lived Assets – We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down based on the excess of the carrying amount over the fair value of the assets. Fair value would generally be determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows. Changes in these estimates could have a material effect on the assessment of long-lived assets.

Income Taxes – We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized based on future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our statement of operations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 28, 2008, and September 30, 2007, we had valuation allowances of $101,042,000 and $6,827,000, respectively. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded based on SFAS No. 109 guidelines that a full valuation allowance should now be established. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

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

Effective September 26, 2005, we elected early application of SAB 108. In accordance with SAB 108, we reduced our opening retained earnings for 2006 by $1,952,000, net of tax of $1,126,000, and adjusted our financial results for the first three quarters of 2006. We consider this adjustment to be immaterial to prior periods.

See Note 1 to the consolidated financial statements contained in Item 15 for a discussion of other recent accounting pronouncements.

The American Jobs Creation Act of 2004 (“AJCA”) was signed into law on October 22, 2004. The AJCA contains two provisions that affect us. The first provision is the repeal of the EIE provisions, which were phased out on a calendar-year basis with the benefit ending December 31, 2006. The second provision of the AJCA that affects us is the introduction of a deduction for a percentage of income from domestic production activities. The deduction is limited in any fiscal year in which a taxpayer uses NOL carryforwards. For 2007 and 2008, we did not realize any benefit from this deduction as we have unused NOL carryforwards. The deduction is phased in on a calendar-year basis and will be fully phased in for our fiscal year ending September 25, 2011.

Inflation

Management believes inflation has not had a material effect on our operations or on our financial condition. We cannot be sure that our business will not be affected by inflation in the future.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Credit Facility carries interest rate risk, in connection with certain borrowings for which it provides, that is generally related to either LIBOR or the Prime rate. If either of these rates were to change while we had such borrowings outstanding under the Credit Facility, interest expense would increase or decrease accordingly. At September 28, 2008, there were no outstanding loans under the Credit Facility.

We have no earnings or cash flow exposure due to market risk on our other debt obligations which are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At September 28, 2008, we had fixed rate debt of $378,942,000, with a fair market value of approximately $268,346,000.

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

As of September 28, 2008, the value of our ARS portfolio was reduced from its par value of $100,650,000 to an estimated fair value of $92,166,000. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the United States government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.

Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we hold is based on a trailing twelve month ninety-one day United States treasury bill rate plus 1.20% or a one-month LIBOR rate plus 1.50%. Other contractual factors can result in rate restrictions based on the profitability of the issuer or can impose temporary rates that are significantly higher or lower. We continue to earn and receive interest at these contractual rates on our ARS portfolio. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security, the security matures (after a term of up to 39 years) or, in light of recent uncertainties in the global credit and financial markets, we may decide not to hold until final maturity if the opportunity arises to sell these securities on reasonable terms.

Our entire ARS portfolio is classified as long-term investments on our consolidated balance sheet as of September 28, 2008. We believe that long-term classification is appropriate due to the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded an other-than-temporary realized loss of $8,484,000 as of September 28, 2008. The valuation model we used to estimate the fair market value included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuation is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.

We are assessing the impact that the current illiquidity of these ARS will have on our ability to execute our current business plan. Our current business plan, however, is subject to change depending on, among other things, deterioration in our business, further disruption in the global credit and financial markets and related continuing adverse economic conditions, and our ability to execute our current business plan may in the future be impacted by the continued illiquidity of our ARS investments.

All of our sales transactions in our Disk Drive Components Division are denominated in United States dollars and thus are not subject to risk due to currency exchange fluctuations. Certain sales transactions in our BioMeasurement Division are denominated in foreign currencies.

We have established policies governing our use of derivative instruments. We do not use derivative instruments for trading or speculative purposes, nor are we party to any leveraged derivative instruments or any instruments for which the fair market values are not available from independent third parties. We manage counter-party risk by entering into derivative contracts only with major financial institutions with investment grade credit ratings and by limiting the amount of exposure to each financial institution. The terms of certain derivative instruments contain a credit clause under which each party has a right to settle at market if the other party is downgraded below investment grade. As of September 28, 2008, the fair market value of all derivative contracts on our consolidated balance sheet was a net liability of $411,000.

Item 8.	Financial Statements and Supplementary Data

The financial statements and notes thereto required pursuant to this Item begin on page 50 of this Annual Report on Form 10-K.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 28, 2008.

Management's Report on Internal Controls and Procedures

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of September 28, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that criteria, our management concluded that our internal control over financial reporting was effective as of September 28, 2008.

Remediation of Previously Reported Material Weakness

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

As of September 30, 2007, our assessment of the effectiveness of our disclosure controls and procedures identified a material weakness in our internal control over financial reporting, which our management reported in our Annual Report on Form 10-K for 2007.

During our first quarter of 2008, we implemented the following remediation steps to address the material weakness and to enhance our internal control over quarterly and year-end financial reporting procedures:

•	improved procedures for the calculation and reconciliation process of our deferred income tax assets and liabilities, including validation of underlying supporting data; and
•	enhanced quarterly management review of the calculation of the deferred income tax assets and liabilities and underlying supporting data.

These remediation steps were in place during the remainder of 2008.

In connection with our management’s tests of internal control over financial reporting in conjunction with the preparation of our financial statements for 2008, we completed appropriate testing to validate compliance with our policies, controls and procedures, including the remediation steps identified above. Our management believes that these remediation steps have been in place for a sufficient period of time to ensure that they are operating effectively and that these remediation steps have corrected the material weakness noted above.

Our consolidated financial statements as of and for the year ended September 28, 2008, have been audited by Deloitte & Touche LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Deloitte & Touche LLP has also audited our internal control over financial reporting as of September 28, 2008, as stated in its attestation report included in this Annual Report on Form 10-K.

December 10, 2008

/s/ Wayne M. Fortun
President and Chief Executive Officer

/s/ John A. Ingleman
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hutchinson Technology Incorporated:

We have audited the internal control over financial reporting of Hutchinson Technology Incorporated and subsidiaries’ (the “Company”) as of September 28, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 28, 2008, of the Company and our report dated December 10, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

Minneapolis, Minnesota

December 10, 2008

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2008 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 28, 2008. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated into this item by reference is the information appearing under the headings “Proposal No. 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Our executive officers are as follows:

Name	Age	Position
Rebecca A. Albrecht	55	Vice President of Human Resources
Kevin D. Bjork	49	Vice President of Quality
Wayne M. Fortun	59	President, Chief Executive Officer and Director
Jeffrey W. Green	68	Chairman of the Board and Director
John A. Ingleman	62	Senior Vice President and Chief Financial Officer
Richard J. Penn	52	Senior Vice President and President of the BioMeasurement Division
R. Scott Schaefer	55	Vice President and Chief Technical Officer
Kathleen S. Skarvan	52	Vice President and President of the Disk Drive Components Division

Ms. Albrecht was elected Vice President in January 1995 and is now Vice President of Human Resources. She has been with HTI since 1983.

Mr. Bjork was elected Vice President in December 2004. He was Director of Corporate Quality at HTI from April 2002 through November 2004. Mr. Bjork has been with HTI since 1982.

Mr. Fortun was elected President and Chief Operating Officer in 1983, Chief Executive Officer in May 1996, and is now President and Chief Executive Officer. He has served as a director since 1983. He is also a director of G&K Services, Inc. and C.H. Robinson Worldwide, Inc. Mr. Fortun has been with HTI since 1975.

Mr. Green is one of our co-founders and has served as a director since our formation in 1965. He has been Chairman of the Board since January 1983, and served as our Chief Executive Officer from January 1983 to May 1996.

Mr. Ingleman was elected Senior Vice President in November 2006, Vice President in January 1982, Chief Financial Officer in January 1988, and served as Secretary from January 1992 until November 2003. He has been with HTI since 1977.

Mr. Penn was elected Senior Vice President and President of the BioMeasurement Division in April 2007. He was Vice President of Operations from October 2003 to November 2005, and was Senior Vice President and President of the Disk Drive Components Division from November 2005 to April 2007. Mr. Penn has been with HTI since 1981.

Mr. Schaefer was elected Vice President in May 1990 and is now Vice President and Chief Technical Officer. He has been with HTI since 1979.

Ms. Skarvan was elected Vice President and President of the Disk Drive Components Division in April 2007. She was elected Vice President of Sales and Marketing in October 2003, and was the Vice President of Sales and Marketing, Disk Drive Components Division, from November 2005 to April 2007. Ms. Skarvan has been with HTI since 2002, and also was with HTI from 1980 until 2000.

Executive officers are elected annually by the Board of Directors and serve a one-year period or until their successors are elected.

None of the above executive officers is related to each other or to any of our directors.

We have adopted a code of ethics, named the Code of Ethics and Conduct, which applies to our chief executive officer, chief financial officer, controller and other employees performing similar functions as designated by our chief executive officer. A copy of our Code of Ethics and Conduct is available on our website at http://www.htch.com. We intend to post on our website any amendments to, or waivers from, our Code of Ethics and Conduct pursuant to the rules of the SEC and the NASDAQ Stock Market.

Item 11.	Executive Compensation

Incorporated into this item by reference is the information appearing under the heading “Compensation of Executive Officers,” the information regarding compensation committee interlocks and insider participation under the heading “Corporate Governance” and the information regarding compensation of non-employee directors under the heading “Proposal No. 1 – Election of Directors” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated into this item by reference is the information appearing under the headings “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated into this item by reference is the information regarding director independence under the heading “Proposal No. 1 – Election of Directors” and the information regarding related person transactions under the heading “Corporate Governance” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Incorporated into this item by reference is the information under “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

Consolidated Statements of Operations for the fiscal years ended September 28, 2008, September 30, 2007, and September 24, 2006

Consolidated Balance Sheets as of September 28, 2008, and September 30, 2007

Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2008, September 30, 2007, and September 24, 2006

Consolidated Statements of Shareholders’ Investment for the fiscal years ended September 28, 2008, September 30, 2007, and September 24, 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

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

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).

3.2	Restated By-Laws of HTI, as amended December 3, 2008 (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 12/9/08).

4.1	Instruments defining the rights of security holders. The registrant agrees to furnish the SEC upon request copies of instruments with respect to long-term debt.

4.2	Share Rights Agreement dated as of 7/19/00 between HTI and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI’s Registration Statement on Form 8-A, dated 7/24/00).

4.3	Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074), and Instrument of Resignation, Appointment and Acceptance dated as of 10/29/08 by and among HTI, LaSalle Bank National Association, as prior trustee, and Wells Fargo Bank, National Association, as successor trustee.

4.4	Indenture dated as of 1/25/06 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to HTI’s Current Report on Form 8-K filed 1/26/06), and Instrument of Resignation, Appointment and Acceptance dated as of 10/29/08 by and among HTI, LaSalle Bank National Association, as prior trustee, and Wells Fargo Bank, National Association, as successor trustee.

4.5	Form of 3.25% Convertible Subordinated Note due 2026 (included as part of Exhibit 4.4).

10.1	Office/Warehouse Lease between OPUS Corporation, Lessor, and HTI, Lessee, dated 12/29/95 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 3/24/96), First Amendment to Office/Warehouse Lease dated 4/30/96 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/23/96), and Second Amendment to Office/Warehouse Lease between VV Minneapolis, L.P., as successor-in-interest to OPUS Corporation, Lessor, and HTI, Lessee, dated 4/14/04 (incorporated by reference to Exhibit 10.1 to HTI’s Annual Report on Form 10-K for the year ended September 25, 2005).

10.2	Second Amended and Restated Loan Agreement, dated as of December 31, 2007, by and among Hutchinson Technology Incorporated, Hutchinson Technology Asia, Inc., and LaSalle Bank National Association (incorporated by reference to Exhibit 10 to HTI’s Current Report on Form 8-K filed 12/28/07).

10.3	Amendment to Second Amended and Restated Loan Agreement, dated as of February 1, 2008, by and among Hutchinson Technology Incorporated, Hutchinson Technology Asia, Inc., and LaSalle Bank National Association. (incorporated by reference to Exhibit 10.3 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 3/30/08).

10.4	Second Amendment to Second Amended and Restated Loan Agreement, dated as of November 5, 2008, by and among Hutchinson Technology Incorporated, Hutchinson Technology Asia, Inc., and Bank of America N.A.

10.5	Patent License Agreement, effective as of 9/1/94, between HTI and International Business Machines Corporation (incorporated by reference to Exhibit 10.10 to HTI’s Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95).

#10.6	Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (As Amended and Restated October 10, 2008).

#10.7	Description of Fiscal Year 2009 Disk Drive Components Division Management Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed on 10/16/08).

#10.8	Description of Fiscal Year 2009 BioMeasurement Division Management Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed on 10/16/08).

#10.9	Form of Non-Statutory Stock Option Agreement (Employee) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (As Amended and Restated October 10, 2008).

#10.10	Form of Incentive Stock Option Agreement (Employee) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (As Amended and Restated October 10, 2008).

#10.11	Form of Non-Statutory Stock Option Agreement (Director) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (As Amended and Restated October 10, 2008).

#10.12	Form of Restricted Stock Agreement (Director) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 12/7/04).

#10.13	Separation Agreement with Christina M. Temperante dated September 18, 2007 (incorporated by reference to Exhibit 10.12 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/30/07).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

Copies of exhibits will be furnished upon written request and payment of HTI’s reasonable expenses in furnishing the exhibits.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 11, 2008.

HUTCHINSON TECHNOLOGY INCORPORATED

By	/s/ Wayne M. Fortun
Wayne M. Fortun, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 11, 2008.

/s/ Wayne M. Fortun	/s/ John A. Ingleman
Wayne M. Fortun, President and Chief Executive Officer (Principal Executive Officer) and Director	John A. Ingleman, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	*
W. Thomas Brunberg, Director	Russell Huffer, Director

*	*
Archibald Cox, Jr., Director	William T. Monahan, Director

*	*
Jeffrey W. Green, Director	Richard B. Solum, Director

*	*
Gary D. Henley, Director	Thomas R. VerHage, Director

*	Wayne M. Fortun, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ Wayne M. Fortun
Wayne M. Fortun, Attorney-in-Fact

CONSOLIDATED STATEMENTS OF OPERATIONS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 28, 2008	September 30, 2007	September 24, 2006
	(In thousands, except per share data)
Net sales	$631,619	$716,103	$721,507
Cost of sales	546,139	593,862	576,607

Gross profit	85,480	122,241	144,900
Research and development expenses	39,711	55,245	52,939
Selling, general and administrative expenses	73,303	76,943	84,191
Severance and other expenses (Note 1)	1,061	8,728	—
Litigation charge (Note 1)	2,003	—	—
Dispute settlement (Note 1)	—	—	(5,000)

(Loss) income from operations	(30,598)	(18,675)	12,770
Other income, net	2,172	4,061	5,683
Interest income	10,519	15,414	12,762
Interest expense	(11,692)	(10,433)	(7,333)
Impairment of long-term investments (Note 1)	(8,484)	—	—

(Loss) income before income taxes	(38,083)	(9,633)	23,882
Provision (benefit) for income taxes (Note 3)	79,765	(16,898)	3,406

Net (loss) income	$(117,848)	$7,265	$20,476

Basic (loss) earnings per share	$(4.83)	$0.28	$0.80

Diluted (loss) earnings per share	$(4.83)	$0.28	$0.77

Weighted-average common shares outstanding	24,411	25,988	25,611

Weighted-average diluted shares outstanding	24,411	26,041	30,815

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Hutchinson Technology Incorporated and Subsidiaries

	September 28, 2008	September 30, 2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$62,309	$64,509
Securities available for sale	108,944	233,043
Trade receivables, net	100,928	101,997
Other receivables	8,847	20,529
Inventories	76,459	61,183
Deferred tax assets (Note 3)	—	8,582
Other current assets (Note 8)	7,326	7,444

Total current assets	364,813	497,287

Long-term investments	92,166	—
Property, plant and equipment, at cost:
Land, buildings and improvements	245,646	240,711
Equipment	967,872	910,701
Construction in progress	34,409	44,834
Less: Accumulated depreciation	(832,839)	(738,363)

Net property, plant and equipment	415,088	457,883
Deferred tax assets (Note 3)	—	79,008
Other assets (Note 8)	9,220	15,811

	$881,287	$1,049,989

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$1,444	$1,344
Accounts payable	26,519	29,528
Accrued expenses	14,537	16,535
Accrued compensation	21,178	21,257

Total current liabilities	63,678	68,664

Convertible subordinated notes	375,000	375,000
Long-term debt, less current maturities	2,498	3,944
Other long-term liabilities	3,009	2,834
Commitments and contingencies (Notes 2, 5 and 6)
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 22,941,000 and 26,074,000 issued and outstanding	229	261
Additional paid-in capital	371,965	411,349
Accumulated other comprehensive (loss) income	(869)	29
Accumulated earnings	65,777	187,908

Total shareholders’ investment	437,102	599,547

	$881,287	$1,049,989

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 28, 2008	September 30, 2007	September 24, 2006
	(In thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(117,848)	$7,265	$20,476
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	111,856	118,820	118,640
Stock-based compensation	5,976	4,784	3,694
Provision (benefit) for deferred taxes (Note 3)	81,554	(21,847)	2,113
Loss on disposal of assets	893	12	356
Impairment of long-term investments (Note 1)	8,484	—	—
Litigation charge (Note 1)	2,003	—	—
Write-off of design costs (Note 1)	—	2,577	—
Changes in operating assets and liabilities (Note 7)	(2,582)	(8,821)	(34,939)

Cash provided by operating activities	90,336	102,790	110,340

INVESTING ACTIVITIES:
Capital expenditures	(65,603)	(102,239)	(247,754)
Purchases of marketable securities	(960,216)	(1,895,490)	(1,958,459)
Sales/maturities of marketable securities	983,821	1,912,663	1,881,335

Cash used for investing activities	(41,998)	(85,066)	(324,878)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	8,529	7,709	4,776
Net proceeds from issuance of convertible subordinated notes	—	—	219,375
Repayment of long-term debt	(1,346)	(1,255)	(1,312)
Debt issuance costs	—	—	(404)
Repurchase of common stock (Note 10)	(57,721)	—	(1,299)

Cash (used for) provided by financing activities	(50,538)	6,454	221,136

Net (decrease) increase in cash and cash equivalents	(2,200)	24,178	6,598
Cash and cash equivalents at beginning of year	64,509	40,331	33,733

Cash and cash equivalents at end of year	$62,309	$64,509	$40,331

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

Hutchinson Technology Incorporated and Subsidiaries

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Accumulated Earnings	Total Shareholders’ Investment
	Shares	Amount

	(In thousands)
Balance, September 25, 2005	25,450	$254	$390,680		$(712)	$162,317	$552,539

Cumulative effect adjustment, net of income taxes of $1,126 (Note 1)				$		$(1,952)	$(1,952)
Exercise of stock options	114	$1	$1,908		—	—	1,909
Issuance of common stock	146	2	2,865		—	—	2,867
Stock-based compensation (Note 5)	—	—	3,694		—	—	3,694
Repurchase of common stock	(72)	(1)	(1,100)		—	(198)	(1,299)
Components of comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $282	—	—	—		490
Net income	—	—	—		—	20,476
Total comprehensive income							20,966

Balance, September 24, 2006	25,638	$256	$398,047		$(222)	$180,643	$578,724

Exercise of stock options	276	$3	$4,801		$—	$—	$4,804
Issuance of common stock	160	2	2,903		—	—	2,905
Stock-based compensation (Note 5)	—	—	4,784		—	—	4,784
Tax benefit on stock option exercises	—	—	814		—	—	814
Components of comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $145	—	—	—		251
Net income	—	—	—		—	7,265
Total comprehensive income							7,516

Balance, September 30, 2007	26,074	$261	$411,349		$29	$187,908	$599,547

Exercise of stock options	253	$2	$5,970		$—	$—	$5,972
Issuance of common stock	170	2	2,555		—	—	2,557
Stock-based compensation (Note 5)	—	—	5,976		—	—	5,976
Tax provision on stock option exercises	—	—	(483)		—	—	(483)
Repurchase of common stock	(3,556)	(36)	(53,402)		—	(4,283)	(57,721)
Components of comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $0	—	—	—		139
Unrealized loss on derivatives, net of income taxes of $0	—	—	—		(1,037)
Net loss	—	—	—		—	(117,848)
Total comprehensive loss							(118,746)

Balance, September 28, 2008	22,941	$229	$371,965		$(869)	$65,777	$437,102

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

Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). This staff position specifies that convertible debt instruments that may be settled in cash upon conversion, shall be separately accounted for by allocating a portion of the fair value of the instrument as a liability and the remainder as an equity component. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost over the effective term. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, our fiscal year 2010. We estimate the adoption will result in an increase to 2006 through 2009 non-cash interest expense in the range of approximately $5,000,000 to $9,000,000 per year. The impact to fiscal 2010 non-cash interest expense is expected to be an increase of approximately $10,000,000, with an increasing impact in future fiscal years.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have a material impact on our consolidated financial statements but will require additional disclosures.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007, our fiscal year 2009. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We have not elected the fair value option for any of our relevant assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, our fiscal year 2009. The adoption of this statement will not have a material impact on our consolidated financial statements but will require additional disclosures.

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

Effective September 26, 2005, we elected early application of SAB 108. In accordance with SAB 108, we reduced our opening retained earnings for 2006 by $1,952,000, net of tax of $1,126,000, and adjusted our financial results for the first three quarters of 2006. We consider this adjustment to be immaterial to prior periods.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. Effective October 1, 2007, the beginning of our fiscal 2008, we adopted FIN 48. The adoption of FIN 48 resulted in a reclassification of $6,035,000 of net unrecognized tax benefits from accrued expenses to uncertain tax positions.

Fiscal Year

Our fiscal year is the fifty-two/fifty-three week period ending on the last Sunday in September. The fiscal year ended September 30, 2007, is a fifty-three week period and the fiscal years ended September 28, 2008, and September 24, 2006, are both fifty-two week periods.

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

We also store Disk Drive Component Division inventory in “vendor managed inventory,” or VMI, facilities, which are warehouses located close to the customer’s manufacturing facilities. Revenue is recognized on sales from such facilities upon the transfer of title and risk of loss, following the customer’s acknowledgement of the receipt of the goods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

We also enter into arrangements with customers that provide us with reimbursement for engineering services and specific program capacity to partially offset the costs of our investment. We recognize the associated revenue over the estimated life of the program to which the services and capacity relate. The deferred revenue related to these reimbursements as recorded on our consolidated balance sheet as of September 28, 2008, and September 30, 2007, was $2,391,000 and $1,950,000, respectively, included in “Accrued expenses” and $2,895,000 and $2,721,000, respectively, included in “Other long-term liabilities.”

Cash and Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of ninety days or less.

Investments

Our short-term and long-term investments are comprised of United States government debt securities and auction-rate securities (“ARS”). We account for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that available-for-sale securities be carried at fair value, with unrealized gains and losses reported as other comprehensive income within shareholders’ investment, net of applicable income taxes. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in other income. Fair value of the securities is based on the quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based on management’s intent and ability to hold these investments. A summary of our securities available for sale as of September 28, 2008, and September 30, 2007, is as follows:

	September 28, 2008
	Cost Basis	Realized		Gross Unrealized		Recorded Basis
		Gains	Losses	Gains	Losses
Short-term investments:
Government securities	$108,776	$—	$—	$168	$—	$108,944
Long-term investments:
Auction-rate securities	100,650	—	(8,484)	—	—	92,166

	$209,426	$—	$(8,484)	$168	$—	$201,110

	September 30, 2007
	Cost Basis	Gross Unrealized		Recorded Basis
		Gains	Losses
Short-term Investments:
Municipal bonds	$10,728	$40	$—	$10,768
Auction-rate securities	156,625	—	—	156,625
Corporate bonds and notes	54,216	13		54,229
Government securities	11,428	—	(7)	11,421

	$232,997	$53	$(7)	$233,043

As of September 28, 2008, our short-term investments mature within one year. Our long-term ARS investments could take until final maturity (up to 39 years) to realize their par value.

As of September 28, 2008, the value of our ARS portfolio was reduced from its par value of $100,650,000 to an estimated fair value of $92,166,000. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

student loans that are primarily 97% guaranteed by the United States government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.

Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we hold is based on a trailing twelve month ninety-one day United States treasury bill rate plus 1.20% or a one-month LIBOR rate plus 1.50%. Other contractual factors can result in rate restrictions based on the profitability of the issuer or can impose temporary rates that are significantly higher or lower. We continue to earn and receive interest at these contractual rates on our ARS portfolio. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security, the security matures (after a term of up to 39 years) or, in light of recent uncertainties in the global credit and financial markets, we may decide not to hold until final maturity if the opportunity arises to sell these securities on reasonable terms.

Our entire ARS portfolio is classified as long-term investments on our consolidated balance sheet as of September 28, 2008. We believe that long-term classification is appropriate due to the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded an other than temporary realized loss of $8,484,000 as of September 28, 2008. The valuation model we used to estimate the fair market value included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuation is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.

Trade Receivables

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $100,928,000 at September 28, 2008, and $101,997,000 at September 30, 2007, are net of allowances of $731,000 and $416,000, respectively. As of September 28, 2008, allowances of $731,000 consisted of a $32,000 allowance for doubtful accounts and a $699,000 allowance for sales returns. As of September 30, 2007, allowances of $416,000 consisted of a $19,000 allowance for doubtful accounts and a $397,000 allowance for sales returns.

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

	Beginning Balance	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	Ending Balance
2008	$397	$4,046	$(3,744)	$699
2007	$1,065	$1,523	$(2,191)	$397

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at September 28, 2008, and September 30, 2007:

	2008	2007
Raw materials	$26,290	$21,108
Work in process	15,847	11,980
Finished goods	34,322	28,095

	$76,459	$61,183

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

Engineering and Process Development

Our engineers and technicians are responsible for the implementation of new technologies, as well as process and product development and improvements. Expenditures related to these activities totaled $75,043,000 in 2008, $88,462,000 in 2007 and $81,530,000 in 2006. Of these amounts, $39,711,000 in 2008, $55,245,000 in 2007 and $52,939,000 in 2006 are classified as research and development expenses, with the remainder relating to quality, engineering and manufacturing support, classified as cost of sales.

Severance and Other Expenses

During the third quarter of 2008, we took actions to reduce operating costs, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $1,061,000, which was fully paid during the third quarter of 2008.

During the third quarter of 2007, we eliminated approximately 500 positions in our workforce, including manufacturing and manufacturing support, administrative and development positions at all plant sites. The workforce reduction resulted in a charge for severance expenses of $6,151,000, which was fully paid during the fourth quarter of 2007. We also recorded a charge of $2,577,000 for the write-off of design costs for a cancelled facility expansion in the United States in the third quarter of 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Litigation Charge

During 2008, we recorded a litigation charge of $2,003,000 related to the tentative settlement of a class action lawsuit. The lawsuit challenged our pay practices pertaining to the time certain production employees spend gowning and ungowning at the beginning and end of their shifts and meal breaks. The reserve was comprised of settlement payments to these employees and payment of their attorney’s fees and expenses.

Dispute Settlement

During the third quarter of 2006, we recorded an increase to operating income of $5,000,000 as a result of the resolution of a dispute with a former supplier.

Income Taxes

We account for income taxes in accordance with SFAS No. 109. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized based on future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our consolidated statement of operations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 28, 2008, and September 30, 2007, we had valuation allowances of $101,042,000 and $6,827,000, respectively. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded based on SFAS No. 109 guidelines that a full valuation allowance should now be established. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

In July 2006, the FASB issued FIN 48, an interpretation of SFAS No. 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. Effective October 1, 2007, the beginning of our fiscal 2008, we adopted FIN 48. The adoption of FIN 48 resulted in a reclassification of $6,035,000 of net unrecognized tax benefits from accrued expenses to uncertain tax positions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Instruments on Diluted Earnings per Share,” for the $225,000,000 aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”) and is calculated to compute the dilutive effect of potential common shares using net income available to common shareholders. A reconciliation of these amounts is as follows:

	2008	2007	2006
Net (loss) income	$(117,848)	$7,265	$20,476
Plus: Interest expense on convertible subordinated notes	—	—	4,034
Less: Additional profit-sharing expense and income tax provisions	—	—	(914)

Net (loss) income available to common shareholders	$(117,848)	$7 ,265	$23,596

Weighted-average common shares outstanding	24,411	25,988	25,611
Dilutive potential common shares	—	53	5,204

Weighted-average diluted shares outstanding	24,411	26,041	30,815

Basic (loss) earnings per share	$(4.83)	$0.28	$0.80
Diluted (loss) earnings per share	$(4.83)	$0.28	$0.77

Diluted (loss) earnings per share for 2008 excludes potential common shares of 3,346,000 using the treasury stock method and potential common shares of 5,027,000 using the if-converted method for the 2.25% Notes, as they were antidilutive. Diluted earnings per share for 2007 excludes potential common shares of 2,340,000 using the treasury stock method and potential common shares of 5,027,000 using the if-converted method for the 2.25% Notes, as they were antidilutive. Diluted earnings per share for 2006 excludes potential common shares of 1,322,000 using the treasury stock method, as they were antidilutive.

2.    Financing Arrangements

Long-Term Debt

	2008	2007
3.25% Notes	$225,000	$225,000
2.25% Notes	150,000	150,000
Eau Claire building mortgage	3,942	5,288

Total debt	378,942	380,288
Less: Current maturities	(1,444)	(1,344)

	$377,498	$378,944

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

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

During November 2008, subsequent to our fiscal year-end, we repurchased a portion of the outstanding 2.25% Notes. We spent $47,423,000 to repurchase $59,934,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 21 percent. The repurchases leave $90,066,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased Notes were cancelled. The resulting gain of approximately $12,200,000 will be reported in our condensed consolidated financial statements for the first quarter of 2009.

During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our Eau Claire, Wisconsin, manufacturing site, together with related equipment, for $12,924,000, which included the assumption of a mortgage by us with a 7.15% interest rate that matures in April 2011. At September 28, 2008, the mortgage balance totaled $3,942,000.

On November 5, 2008, we and Hutchinson Technology Asia, Inc. (“HTA”), amended our second amended and restated loan agreement (the “Amendment”) relating to our credit facility (the “Credit Facility”) with Bank of America N.A. (“BofA”). The Amendment reduces the credit commitment from $50,000,000 to $25,000,000 within 90 days of entering into the Amendment, adjusts the Credit Facility’s maturity date to December 1, 2009, provides for a blanket lien on substantially all of our and HTA’s non-real estate assets, increases the maximum allowable debt to total capital ratio to 0.60 to 1.00, increases the Credit Facility’s pricing to LIBOR plus 2% or Prime plus 2% and increases to 0.5% the fee to be paid on the unused amount of the Credit Facility.

The financial covenants to which we were subject as of September 28, 2008, are contained in the Credit Facility loan agreement, as amended. The covenants include shareholder distribution limitations, debt-related ratios and cash and earnings coverage tests. We had no outstanding loans under the Credit Facility at any time during 2007 or 2008. As of September 28, 2008, we were in compliance with all financial covenants in our Credit Facility loan agreement, as amended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Contractual maturities of long-term debt subsequent to September 28, 2008, are as follows:

2009	$1,444
2010	151,551
2011	947
2012	—
2013	—
Thereafter	225,000

$378,942

3.    Income Taxes

In the fourth quarter of 2008, we recorded a charge of $92,500,000 related to establishing a full valuation allowance against our deferred tax assets. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This combined with uncertain near-term market and economic conditions reduced our ability to rely on our projections of future taxable income in determining if a valuation allowance is appropriate. Accordingly, we concluded based on SFAS No. 109 guidelines that a full valuation allowance should now be established. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

The provision (benefit) for income taxes consists of the following:

	2008	2007	2006
Current:
Federal	$(1,777)	$4,027	$1,465
State	(12)	922	(172)
Deferred	81,554	(21,847)	2,113

	$79,765	$(16,898)	$3,406

The deferred provision (benefit) is composed of the following:

	2008	2007	2006
Asset bases, lives and depreciation methods	$11,716	$(7,818)	$(9,078)
Reserves and accruals not currently deductible	(6,175)	(1,816)	(2,206)
Tax credits and NOL carryforwards	(18,201)	(13,773)	13,175
Valuation allowance	94,214	1,560	222

	$81,554	$(21,847)	$2,113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

	2008	2007	2006
Statutory federal income tax rate	(35)%	(34)%	35%
Effect of:
State income taxes, net of federal income tax benefits	—	(2)	—
Tax benefits of the Foreign Sales Corporation/Extraterritorial Income Exclusion	—	(11)	(21)
Valuation allowance on deferred tax assets and/or use of tax credits	242	(119)	(1)
Other permanent differences	2	4	1
Other adjustments	—	(13)	—

	209%	(175)%	14%

The following table shows the significant components of our deferred tax assets:

	2008	2007
Current deferred tax assets:
Receivable allowance	$263	$152
Inventories	5,151	4,857
Accruals and other reserves	4,408	3,573
Valuation allowance	(9,822)	—

Total current deferred tax assets	—	8,582
Long-term deferred tax assets:
Property, plant and equipment	24,963	36,678
Deferred income	7,362	2,428
Tax credits	29,424	35,485
Net operating loss carryforwards	29,471	11,244
Valuation allowance	(91,220)	(6,827)

Total long-term deferred tax assets	—	79,008

Total deferred tax assets	$—	$87,590

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 28, 2008, our deferred tax assets included $29,424,000 of unused tax credits, of which $5,715,000 can be carried forward indefinitely and $23,709,000 expire at various dates beginning in 2009. In addition, at September 28, 2008, our deferred tax assets also included $29,471,000 of NOL carryforwards that will begin to expire in 2018 if not otherwise used by us. As of September 28, 2008, we had an estimated NOL carryforward of approximately $76,493,000 for United States federal tax return purposes. A valuation allowance of $101,042,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the deferred tax assets before they expire. “Other adjustments,” in the effective tax rate table above, relates to adjustments to prior year deferred taxes and state tax credits.

Effective October 1, 2007, the beginning of our fiscal year 2008, we adopted FIN 48, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. First, the tax position is evaluated for recognition by determining if it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the tax position is deemed “more likely than not” to be sustained, the tax position is then assessed to determine the amount of the benefit to be recognized in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Gross unrecognized tax benefits as of October 1, 2007, and September 28, 2008, were $6,505,000 and $6,820,000, respectively, of which $6,325,000 would decrease our effective tax rate if realized.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows

2008
Gross unrecognized tax benefits at October 1, 2007	$6,505,000
Gross increases in tax positions for prior years	222,000
Gross decreases in tax positions for prior year	(148,000)
Gross increases in tax positions for current year	241,000
Fiscal 2008 settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at September 28, 2008	$6,820,000

Our policy is to record interest expense and penalties within the provision for income taxes on the consolidated statements of operations. No interest expense or penalties have been included in the gross amount of unrecognized tax benefits due to existing tax credits and NOL carryforwards.

The major jurisdictions we file income tax returns in are United States federal and various United States states. In the United States federal jurisdiction we are no longer subject to examination for fiscal years prior to 2005. For United States state jurisdictions we are no longer subject to examination for fiscal years prior to 2004. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period.

The timing of the resolution of uncertain tax positions is dependant on numerous factors and therefore is highly uncertain; however, we believe it is unlikely that the unrecognized tax benefits would materially change in the next 12 months.

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

Securities Available for Sale

The fair value is based on quoted market prices in active markets or estimated fair value when quoted market prices are not available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Long-Term Debt

The fair values of our 3.25% Notes and 2.25% Notes are estimated based on the closing market price of the respective Notes as of the end of the fiscal year. The estimated fair values of our financial instruments are as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$62,309	$62,309	$64,509	$64,509
Securities available for sale	108,944	108,944	233,043	233,043
2.25% Notes	150,000	132,014	150,000	147,465
3.25% Notes	225,000	132,390	225,000	202,781
Eau Claire building mortgage	3,942	3,942	5,288	5,288

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

Stock Options

As of September 28, 2008, we had two stock option plans under which up to 9,750,000 common shares are reserved for issuance, of which options representing 8,243,000 common shares had been granted. Under both plans, options may be granted to any employee, including our officers, and to our non-employee directors, and have been granted with an exercise price equal to the closing sale price of a share of our common stock on the NASDAQ Global Select Market on the trading date immediately prior to the date the options were granted. Options under one plan are no longer granted because the maximum number of shares available for option grants under that plan has been reached. Under the other plan, options also may be granted to certain non-employees at a price not less than the closing sale price of a share of our common stock on the NASDAQ Global Select Market on the trading date immediately prior to the date the options were granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of our Board of Directors that administers the plans. Options granted under the plans before November 2005 generally became exercisable in full one year from the date of grant, and options granted since November 2005 generally become exercisable as to 50% of the shares on each of the second and third anniversaries of the date of grant.

We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $5,976,000, $4,784,000 and $3,694,000 for 2008, 2007 and 2006, respectively. In accordance with SFAS 123(R), there was no tax benefit from recording this non-cash expense. In accordance with the modified-prospective transition method permitted by SFAS 123(R), results for prior periods have not been restated.

As of September 28, 2008, $7,617,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of approximately 15 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during 2008, 2007 and 2006 was $12.72, $12.86 and 14.92, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	2008	2007	2006
Risk-free interest rate	3.6%	4.7%	4.5%
Expected volatility	45%	45%	45%
Expected life (in years)	7.8	7.7	7.4
Dividend yield	—	—	—

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during 2008 are summarized in the following table:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)
Outstanding at September 30, 2007	3,262,467	25.27	5.4
Granted	556,400	25.56
Exercised	(253,285)	23.58
Expired	(171,194)	26.75

Outstanding at September 28, 2008	3,394,388	25.37	5.4

Vested or expected to vest at September 28, 2008	3,391,996	25.37	5.4

Options exercisable at September 28, 2008	2,190,350	25.65	3.7

The aggregate intrinsic value at year-end of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding for 2008, 2007 and 2006 was $0, $5,265,000 and $2,845,000, respectively. The aggregate intrinsic value at year-end of our stock options exercisable for 2008, 2007 and 2006 was $0, $4,434,000 and $2,845,000, respectively.

The following table summarizes information about stock options outstanding at September 28,2008:

Range of Exercise Prices ($)	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life (yrs)	Weighted-Average Exercise Price ($)	Number Exercisable	Weighted-Average Exercise Price ($)
14.81-20.00	584,950	2.1	18.67	549,950	18.85
20.01-25.00	1,146,302	5.6	23.19	665,252	23.33
25.01-30.00	1,048,361	7.0	27.22	361,873	28.44
30.01-45.06	614,775	5.6	32.63	613,275	32.63

Total	3,394,388	5.4	25.37	2,190,350	25.65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Employee Benefit Plans

We have a defined contribution plan covering our employees. Our contributions to the plan were $8,986,000 in 2008, $10,663,000 in 2007 and $9,836,000 in 2006.

We sponsor a self-insured comprehensive medical and dental plan for qualified employees that is funded by contributions from plan participants and from us. Contributions are made through a Voluntary Employee’s Benefit Association Trust. We recognized expense related to these plans of $23,902,000 in 2008, $27,401,000 in 2007 and $23,455,000 in 2006.

6.    Commitments and Contingencies

Operating Leases

We are committed under various operating lease agreements. Total rent expense under these operating leases was $14,134,000 in 2008, $15,400,000 in 2007 and $14,138,000 in 2006.

Future minimum payments for all operating leases with initial or remaining terms of one year or more subsequent to September 28, 2008 are as follows:

Operating Leases
2009	$7,880
2010	3,992
2011	2,135
2012	1,459
2013	881
Thereafter	747

Total minimum lease payments	$17,094

Legal Proceedings

Securities Litigation.    Our company and six of our present executive officers, two of whom are directors, were named as defendants in a consolidated complaint filed by several investors in the United States District Court for the District of Minnesota on May 1, 2006. The consolidated complaint purported to be brought on behalf of a class of all persons (except defendants) who purchased our stock in the open market between October 4, 2004, and August 29, 2005 (the “class period”). The consolidated complaint alleged that the defendants made false and misleading public statements about our company, and our business and prospects, in press releases and SEC filings during the class period, and that the market price of our stock was artificially inflated as a result. The consolidated complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The consolidated complaint sought compensatory damages on behalf of the alleged class in an unspecified amount, interest, an award of attorneys’ fees and costs of litigation, and unspecified equitable/injunctive relief.

Defendants moved to dismiss the consolidated complaint. By Memorandum Opinion and Order filed on June 4, 2007, the District Court granted defendants’ motion and dismissed the consolidated complaint with prejudice. Plaintiffs appealed the dismissal to the United States Court of Appeals for the Eighth Circuit. On August 5, 2008, the Court of Appeals affirmed the judgment of the District Court in favor of the defendants. The time during which an appeal could be commenced has expired.

Other Litigation and Proceedings.    Our company was named as the defendant in a complaint brought in Hennepin County, Minnesota, District Court by two then current and three former employees and served on us on August 28, 2006. On

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

behalf of a class of current and former non-exempt production workers employed by us in Minnesota, the complaint asserted claims based on the federal Fair Labor Standards Act, several statutes and regulations dealing with topics related to wages and breaks, and common law theories, and alleged that we failed to pay our production workers for the time they spend gowning and ungowning at the beginning and end of their shifts and meal breaks and that we did not provide Minnesota employees the breaks allegedly required by Minnesota law or promised by company policy. An amended complaint asserted similar claims on behalf of current and former Wisconsin and South Dakota employees. On September 18, 2006, we removed the action to the United States District Court for the District of Minnesota. The complaint sought pay for the allegedly unpaid time, an equal amount of liquidated damages, other damages, penalties, attorneys’ fees and interest. We reached a tentative settlement with the plaintiffs and by order dated September 24, 2008, the District Court approved the settlement agreement. During 2008, we recorded a litigation charge of $2,003,000 related to the settlement of this class-action lawsuit. Subsequent to our fiscal year-end, we transferred the necessary funds to the settlement administrator.

We were informed on May 2, 2007 that the SEC opened an investigation into possible federal securities law violations by our company, our officers, directors, employees and others, during 2005 and 2006. We were notified in July 2008 that the SEC staff has completed their investigation indicating that they do not intend to recommend enforcement action by the SEC.

On November 14, 2008, we filed actions in United States District Court for the District of Minnesota against UBS AG, and two of its affiliates (“UBS”), and Citigroup Inc., and one of its affiliates (“Citigroup”), relating to ARS purchased on our behalf by UBS and Citigroup. We currently hold approximately $70,000,000 and $30,000,000 in ARS purchased with UBS and Citigroup, respectively. The actions allege that UBS and Citigroup misrepresented ARS to us as highly-liquid, safe investments appropriate for short-term investing that were equivalent to cash or money market instruments. By these actions, we seek to recover money damages and attorneys’ fees. We are currently evaluating our options for obtaining relief from Citigroup in light of an account agreement containing an arbitration clause that was identified subsequent to the filing of that action.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

7.    Supplementary Cash Flow Information

	2008	2007	2006
Changes in operating assets and liabilities:
Receivables, net	$12,751	$(12,726)	$(13,600)
Inventories	(15,276)	20,115	(26,518)
Other assets	(761)	(4,785)	(1,713)
Accounts payable and accrued expenses	529	(10,689)	6,082
Other long-term liabilities	175	(736)	810

	$(2,582)	$(8,821)	$(34,939)

Cash paid (refund) for:
Interest (net of amount capitalized)	$10,194	$8,668	$4,015
Income taxes	(458)	641	631

Non-cash investing activities:
Capital expenditures in accounts payable	3,149	5,231	7,365

Capitalized interest was $966,000 in 2008, $2,577,000 in 2007 and $2,824,000 in 2006. Interest is capitalized using an overall borrowing rate for assets that are being constructed or otherwise produced for our own use. Interest capitalized during 2008 was primarily for development of new process technology and capability improvements, TSA+ suspension assembly production capacity and new program tooling.

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

At September 28, 2008, the mortgage balance totaled $3,942,000.

8.    Other Assets

During the second quarter of 2002, we prepaid $26,000,000 related to a technology and development agreement. As of September 28, 2008, the unamortized portion of the prepayment was $4,422,000, of which $3,319,000 was included in “Other current assets” and $1,103,000 was included in “Other assets” on the accompanying consolidated balance sheet. The unamortized portion will be amortized over the remaining term of the agreement, which ends in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

9.    Other Comprehensive (Loss) Income

Other comprehensive (loss) income

The components of other comprehensive (loss) income (“OCI”), net of income taxes, are as follows:

	September 28, 2008	September 30, 2007	September 24, 2006
Net (loss) income	$(117,848)	$7,265	$20,476

Unrealized gain on securities available for sale, net of income taxes of $0, $145 and $282, respectively	139	251	490
Change in fair value of derivative instruments, net of income taxes of $0, $0 and $0, respectively	(1,037)	—	—

Total other comprehensive (loss) income	(898)	251	490

Total comprehensive (loss) income	$(118,746)	$7,516	$20,966

The components of accumulated OCI, net of income taxes, are as follows:

	September 28, 2008	September 30, 2007
Available-for-sale securities	$168	$29
Derivatives	(1,037)	—

Total accumulated other comprehensive (loss) income	$(869)	$29

Derivatives

During 2008, we entered into contracts to hedge gold commodity price risks through July 2009. The contracts essentially established a fixed price for the underlying commodity and were designated and qualified at inception as effective cash flow hedges of purchases of gold. It is our policy to enter into derivative transactions only to the extent true exposures exist. We do not enter into derivative transactions for speculative or trading purposes. We evaluate hedge effectiveness at inception and on an ongoing basis. Derivatives are recognized on the balance sheet at fair value. When a derivative is determined to be or is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in our cost of sales.

The fair value of these contracts recorded in our consolidated balance sheet as of September 28, 2008, was $105,000 included in “Other current assets” and $516,000 included in “Accrued expenses.” The effective portion is reflected in accumulated OCI, net of tax with a full valuation allowance recorded against it. The gains/losses on these contracts are recorded in cost of sales as the commodities are consumed. Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in fair value of the anticipated commodity purchases and is recorded in cost of sales.

The following table summarizes the pretax activity in OCI related to these contracts:

	September 28, 2008	September 30, 2007
Beginning of period unrealized loss in accumulated OCI	$—	$—
Decrease in fair value of derivative instruments	(1,381)	—
Gains reclassified from OCI, offsetting the cost of sales	344	—

End of period unrealized loss in accumulated OCI	$(1,037)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The amount of ineffectiveness recognized in earnings for these contracts during 2008 was insignificant. We expect that we will realize substantially all of the unrealized losses and report them in cost of sales during the next twelve months as the cost of gold is recorded in cost of sales.

10.    Shareholders’ Equity

Stock Repurchase Program

On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. As of September 28, 2008, we have spent $57,632,000 to repurchase 3,600,000 shares at an average price of $16.21. The maximum dollar value of shares that may yet be purchased under the share repurchase plan is $72,368,000. All of our repurchases during 2008 were made in the open market.

11.    Share Rights Plan

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The following table represents net sales by product for each reportable segment.

	2008	2007	2006
Net sales:
Disk Drive Components Division
Suspension assemblies	$621,948	$691,790	$682,163
Other products	8,628	23,800	38,980

Total Disk Drive Components Division	630,576	715,590	721,143

BioMeasurement Division	1,043	513	364

	$631,619	$716,103	$721,507

The following table represents operating income (loss) for each reportable segment.

	2008	2007	2006
Income (loss) from operations:
Disk Drive Components Division	$(7,936)	$(1,091)	$27,534
BioMeasurement Division	(22,662)	(17,584)	(14,764)

	$(30,598)	$(18,675)	$12,770

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.

Sales to foreign locations were as follows:

	2008	2007	2006
Foreign-based enterprises	$263,346	$356,141	$434,979
Foreign subsidiaries of United States corporations	360,843	328,743	233,860

	$624,189	$684,884	$668,839

The majority of these foreign location sales were to the Pacific Rim region. In addition, we had significant sales to United States corporations that used our products in their offshore manufacturing sites.

Revenue assigned based on product shipment location and long-lived assets by geographic area are as follows:

	2008	2007	2006
Revenue:
Thailand	$360,842	$346,608	$264,705
Hong Kong	215,291	206,892	200,331
Japan	40,386	106,374	187,104
United States	7,430	31,219	52,668
China	6,248	24,473	16,420
Other foreign countries	1,422	537	279

	$631,619	$716,103	$721,507

Long-lived assets:
United States	$413,343	$456,099	$471,532
Other foreign countries	1,745	1,784	631

	$415,088	$457,883	$472,163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Sales to customers in excess of 10% of net sales are as follows:

	2008	2007	2006
SAE Magnetics, Ltd./TDK	34%	29%	28%
Seagate Technology LLC	29	26	15
Western Digital Corporation	29	20	15
Alps Electric Co., Ltd.	1%	8%	20%

13.    Other Matters

The American Jobs Creation Act of 2004 (“AJCA”) was signed into law on October 22, 2004. The AJCA contains two provisions that affect us. The first provision is the repeal of the Extraterritorial Income Exclusion Act of 2000 provisions, which were phased out on a calendar-year basis with the benefit ending December 31, 2006.

The second provision of the AJCA that affects us is the introduction of a deduction for a percentage of income from domestic production activities. The deduction is limited in any fiscal year in which a taxpayer uses NOL carryforwards. For 2007 and 2008, we did not realize any benefit from this deduction as we have unused NOL carryforwards The deduction is phased in on a calendar-year basis and will be fully phased in for our fiscal year ending September 25, 2011.

14.    Summary of Quarterly Information (unaudited)

The following table summarizes unaudited financial data for 2008 and 2007.

	2008 by Quarter							2007 by Quarter
	First		Second	Third		Fourth		First	Second	Third		Fourth
Net sales	$173,077		$143,844	$150,398		$164,300		$188,882	$170,681	$156,686		$199,854
Gross profit	32,917		18,941	16,512		17,110		35,610	29,961	20,979		35,691
Income (loss) from operations	1,650	(3)	(9,755)	(12,037	)(4)	(10,456	)(3)	1,984	(5,250)	(21,369	)(1)	5,960
Income (loss) before income taxes	3,604		(8,337)	(13,027)		(20,323	)(5)	5,174	(2,948)	(19,579)		7,720
Net income (loss)	2,290		(6,237)	(8,385)		(105,516	)(6)	5,813	(3,646)	(13,480)		18,578	(2)
Net income (loss) per share:
Basic	0.09		(0.25)	(0.36)		(4.60)		0.22	(0.14)	(0.52)		0.71
Diluted	0.09		(0.25)	(0.36)		(4.60)		0.22	(0.14)	(0.52)		0.62
Price range per share:
High	27.61		26.39	16.94		16.02		24.40	24.02	23.82		25.15
Low	23.10		15.26	13.49		11.34		20.99	20.63	18.00		18.35

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

(2)

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

(3)

During the first quarter of 2008, we recorded a litigation charge of $2,494,000, which was adjusted to $2,003,000 during the fourth quarter of 2008, related to the tentative settlement of a class action lawsuit. The lawsuit challenged our pay practices pertaining to the time certain production employees spend gowning and ungowning at the beginning and end of their shifts and meal breaks. The reserve is comprised of settlement payments to these employees and payment of their attorney’s fees and expenses.

(4)

During the third quarter of 2008, we took actions to reduce operating costs, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $1,061,000.

(5)

During the fourth quarter of 2008, an $8,484,000 other-than-temporary impairment to long-term investments was recorded to reflect the reduction in the carrying value of our ARS from a par value of $100,650,000 to an estimated fair value of $92,166,000.

(6)	The fourth quarter of 2008 income tax provision includes a non-cash charge of $92,500,000 related to establishing a full valuation allowance against our deferred tax assets.

15.    Subsequent Events (unaudited)

On November 5, 2008, we and HTA amended our second amended and restated loan agreement relating to our Credit Facility with BofA. The Amendment reduces the credit commitment from $50,000,000 to $25,000,000 within 90 days of entering into the Amendment, adjusts the Credit Facility’s maturity date to December 1, 2009, provides for a blanket lien on substantially all of our and HTA’s non-real estate assets, increases the maximum allowable debt to total capital ratio to 0.60 to 1.00, increases the Credit Facility’s pricing to LIBOR plus 2% or Prime plus 2% and increases to 0.5% the fee to be paid on the unused amount of the Credit Facility.

During November 2008, we repurchased a portion of the outstanding 2.25% Notes. We spent $47,423,000 to repurchase $59,934,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 21 percent. The repurchases leave $90,066,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased Notes were cancelled. The resulting gain of approximately $12,200,000 will be reported in our condensed consolidated financial statements for the first quarter of 2009.

Subsequent to our year-end, demand for suspension assemblies for 2009 has weakened significantly. We expect our first quarter of 2009 suspension assembly shipments to decline significantly from the fourth quarter of 2008. In response to the weakening demand and due to changing and uncertain market and economic conditions, we are taking actions to reduce our expected loss in 2009. We announced on December 9, 2008, a 20-25% reduction of our workforce. We expect our financial results for the first quarter ending December 28, 2008, will include a charge of $12,000,000 to $16,000,000 related to severance costs. The workforce reductions are expected to be complete by the end of January 2009 is a part of our strategy to manage our cash and balance sheet. We are assessing the impact of these actions on the recoverability of our manufacturing assets and may need to record an asset impairment charge in the future.

INDEPENDENT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hutchinson Technology Incorporated:

We have audited the accompanying consolidated balance sheets of Hutchinson Technology Incorporated and subsidiaries (the “Company”) as of September 28, 2008 and September 30, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 28, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 28, 2008 and September 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 28, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 10, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Minneapolis, Minnesota

December 10, 2008

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Hutchinson Technology Incorporated and Subsidiaries

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other Changes Add (Deduct)		Balance at End of Period
	(In thousands)
2006:
Allowance for doubtful accounts receivable	$616	$(63)	$—		$553
Reserve for sales returns and allowances	596	6,760	(6,291	)(1)	1,065

	$1,212	$6,697	$(6,291)		$1,618

2007:
Allowance for doubtful accounts receivable	$553	$(482)	$(52	)(2)	$19
Reserve for sales returns and allowances	1,065	1,523	(2,191	)(1)	397

	$1,618	$1,041	$(2,243)		$416

2008:
Allowance for doubtful accounts receivable	$19	$13	$—		$32
Reserve for sales returns and allowances	397	4,046	(3,744	)(1)	699

	$416	$4,046	$(3,731)		$731

(1)	Returns honored and credit memos issued.

(2)	Uncollectible accounts receivable written off, net of recoveries.

ELEVEN-YEAR SELECTED FINANCIAL DATA

Hutchinson Technology Incorporated and Subsidiaries

Annual Growth
5 Year	10 Year		2008	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
			(In thousands, except per share data and number of employees) (unaudited)
		FOR THE YEAR:
13%	5%	Net sales	$631,619	$716,103	$721,507	$631,581	$469,696	$498,946	$390,694	$401,236	$459,572	$580,270	$407,616
6%	0%	Gross profit (loss)	85,480	122,241	144,900	174,851	130,355	154,658	90,417	36,724	36,149	93,666	(3,636)
		Percent of net sales	14%	17%	20%	28%	28%	31%	23%	9%	8%	16%	(1)%
—	—	Income (loss) from operations	$(30,598)	$(18,675)	$12,770	$57,381	$38,885	$81,483	$24,425	$(64,631)	$(98,416)	$23,333	$(65,124)
		Percent of net sales	(5)%	(3)%	2%	9%	8%	16%	6%	(16)%	(21)%	4%	(16)%
-13%	-16%	Net income (loss)	$(117,848)	$7,265	$20,476	$54,881	$73,113	$64,502	$15,002	$(56,277)	$(73,612)	$17,638	$(48,411)
		Percent of net sales	(19)%	1%	3%	9%	16%	13%	4%	(14)%	(16)%	3%	(12)%
26%	2%	Capital expenditures	$65,603	$102,239	$247,754	$197,123	$93,085	$52,023	$31,916	$32,047	$64,657	$120,596	$206,888
26%	11%	Research and development Expenses	39,711	55,245	52,939	36,829	28,258	14,945	17,663	23,241	21,433	23,106	20,360
13%	11%	Depreciation expenses	105,423	111,796	113,149	70,502	57,377	57,837	61,627	85,454	91,194	92,635	50,544
-23%	-16%	Cash flow from operating Activities	90,336	102,790	110,340	126,776	95,432	131,618	48,091	61,463	69,679	81,176	(12,824)

		AT YEAR END:
17%	4%	Receivables	$109,775	$122,526	$109,800	$96,200	$76,345	$65,858	$55,953	$46,625	$64,708	$81,766	$78,135
18%	8%	Inventories	76,459	61,183	81,298	54,780	35,319	31,290	27,110	21,193	32,516	40,984	25,780
12%	9%	Working capital	301,135	428,623	414,222	275,888	322,911	343,706	244,730	247,074	270,609	309,447	101,114
20%	10%	Net property, plant and Equipment	415,088	457,883	472,163	350,520	213,761	176,559	181,494	211,262	283,659	352,936	335,289
13%	9%	Total assets	881,287	1,049,989	1,045,084	799,538	688,392	638,956	562,101	594,940	683,933	751,849	549,478
20%	17%	Total debt and capital leases	378,942	380,288	381,543	150,000	150,000	150,000	151,374	206,900	233,872	219,733	222,860
		Total debt and capital leases as a percentage of total capitalization[1]	46%	39%	40%	21%	24%	26%	30%	38%	37%	32%	48%
11%	8%	Shareholders’ investment	$437,102	$599,547	$578,724	$552,539	$473,552	$431,375	$356,961	$338,266	$392,489	$464,959	$236,830
		Return on shareholders’ Investment	(23)%	1%	4%	10%	16%	16%	4%	(15)%	(17)%	5%	(19)%
7%	-4%	Number of employees, including production temporaries	4,591	4,699	5,433	5,459	3,911	3,656	3,362	3,454	4,729	7,701	7,764
1%	3%	Shares of stock outstanding	22,941	26,074	25,638	25,450	24,394	25,917	25,355	25,171	24,830	24,744	19,780

		PER SHARE INFORMATION:
-14%	-19%	Net income (loss) — diluted	$(4.83)	$0.28	$0.77	$1.88	$2.42	$2.21	$0.59	$(2.25)	$(2.97)	$0.75	$(2.46)
10%	5%	Shareholders’ investment (book value)	19.05	22.99	22.57	21.64	19.41	16.64	14.08	13.44	15.81	18.79	11.97
		Price range
-2%	-4%	High	27.61	25.15	31.08	42.43	38.40	36.85	27.19	24.44	30.00	51.25	35.44
7%	4%	Low	11.34	18.00	17.69	25.65	21.61	15.21	12.81	13.38	9.38	11.88	13.81

[1]	Total capitalization consists of total debt and capital leases and shareholders’ investment.