Form 10-K/A
period 2008-09-28
HUTCHINSON TECHNOLOGY INC
filed 2009-01-21
CIK 772897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to correct (i) the five- and ten-year “Annual Growth” columns, (ii) the line items “Return on shareholders’ investment” and “Shareholders’ investment (book value)” under the “2005” column, and (iii) the line item “Number of employees, including production temporaries” under the “2002” column, which we included under the heading “Eleven-Year Selected Financial Data” in our Annual Report on Form 10-K for the year ended September 28, 2008 (the “Original Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on December 11, 2008. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment contains the complete text of the “Eleven-Year Selected Financial Data” table as amended. In this Amendment, “we” and “our” refers to Hutchinson Technology Incorporated and its subsidiaries.

Except as described above, we have not modified or updated other disclosures presented in the Original Annual Report. This Amendment does not amend, update or change the financial statements or any other disclosures in the Original Annual Report and does not reflect events occurring after the filing of the Original Annual Report. This Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report.

ELEVEN-YEAR SELECTED FINANCIAL DATA

Hutchinson Technology Incorporated and Subsidiaries

Annual Growth
5	10
Year	Year		2008	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
			(In thousands, except per share data and number of employees) (unaudited)
		FOR THE YEAR:
5%	4%	Net sales	$631,619	$716,103	$721,507	$631,581	$469,696	$498,946	$390,694	$401,236	$459,572	$580,270	$407,616
(11)%	–	Gross profit (loss)	85,480	122,241	144,900	174,851	130,355	154,658	90,417	36,724	36,149	93,666	(3,636)
		Percent of net sales	14%	17%	20%	28%	28%	31%	23%	9%	8%	16%	(1)%
–	–	Income (loss) from operations	$(30,598)	$(18,675)	$12,770	$57,381	$38,885	$81,483	$24,425	$(64,631)	$(98,416)	$23,333	$(65,124)
		Percent of net sales	(5)%	(3)%	2%	9%	8%	16%	6%	(16)%	(21)%	4%	(16)%
–	–	Net income (loss)	$(117,848)	$7,265	$20,476	$54,881	$73,113	$64,502	$15,002	$(56,277)	$(73,612)	$17,638	$(48,411)
		Percent of net sales	(19)%	1%	3%	9%	16%	13%	4%	(14)%	(16)%	3%	(12)%
5%	(11)%	Capital expenditures	$65,603	$102,239	$247,754	$197,123	$93,085	$52,023	$31,916	$32,047	$64,657	$120,596	$206,888
22%	7%	Research and development Expenses	39,711	55,245	52,939	36,829	28,258	14,945	17,663	23,241	21,433	23,106	20,360
13%	8%	Depreciation expenses	105,423	111,796	113,149	70,502	57,377	57,837	61,627	85,454	91,194	92,635	50,544
(7)%	–	Cash flow from operating activities	90,336	102,790	110,340	126,776	95,432	131,618	48,091	61,463	69,679	81,176	(12,824)

		AT YEAR END:
11%	3%	Receivables	$109,775	$122,526	$109,800	$96,200	$76,345	$65,858	$55,953	$46,625	$64,708	$81,766	$78,135
20%	11%	Inventories	76,459	61,183	81,298	54,780	35,319	31,290	27,110	21,193	32,516	40,984	25,780
(3)%	12%	Working capital	301,135	428,623	414,222	275,888	322,911	343,706	244,730	247,074	270,609	309,447	101,114
19%	2%	Net property, plant and equipment	415,088	457,883	472,163	350,520	213,761	176,559	181,494	211,262	283,659	352,936	335,289
7%	5%	Total assets	881,287	1,049,989	1,045,084	799,538	688,392	638,956	562,101	594,940	683,933	751,849	549,478
20%	5%	Total debt and capital leases	378,942	380,288	381,543	150,000	150,000	150,000	151,374	206,900	233,872	219,733	222,860
		Total debt and capital leases as a percentage of total capitalization	46%	39%	40%	21%	24%	26%	30%	38%	37%	32%	48%
0%	6%	Shareholders’ investment	$437,102	$599,547	$578,724	$552,539	$473,552	$431,375	$356,961	$338,266	$392,489	$464,959	$236,830
		Return on shareholders’ investment	(23)%	1%	4%	11%	16%	16%	4%	(15)%	(17)%	5%	(19)%
5%	(5)%	Number of employees, including production temporaries	4,591	4,699	5,433	5,459	3,911	3,656	3,336	3,454	4,729	7,701	7,764
(2)%	1%	Shares of stock outstanding	22,941	26,074	25,638	25,450	24,394	25,917	25,355	25,171	24,830	24,744	19,780

		PER SHARE INFORMATION:
–	–	Net income (loss) — diluted	$(4.83)	$0.28	$0.77	$1.88	$2.42	$2.21	$0.59	$(2.25)	$(2.97)	$0.75	$(2.46)
3%	5%	Shareholders’ investment (book value)	19.05	22.99	22.57	21.71	19.41	16.64	14.08	13.44	15.81	18.79	11.97
		Price range
(6)%	(2)%	High	27.61	25.15	31.08	42.43	38.40	36.85	27.19	24.44	30.00	51.25	35.44
(6)%	(2)%	Low	11.34	18.00	17.69	25.65	21.61	15.21	12.81	13.38	9.38	11.88	13.81

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits:

Unless otherwise indicated, all documents incorporated into this Amendment by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 0-14709.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Copies of exhibits will be furnished upon written request and payment of HTI’s reasonable expenses in furnishing the exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on January 21, 2009.

HUTCHINSON TECHNOLOGY INCORPORATED

By	/s/ Wayne M. Fortun
Wayne M. Fortun, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 21, 2009.

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