Form 10-Q
period 2008-12-28
HUTCHINSON TECHNOLOGY INC
filed 2009-02-05
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-14709
Hutchinson Technology Incorporated
(Exact name of registrant as specified in its charter)

Minnesota	41-0901840

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West Highland Park Drive N.E.
Hutchinson, Minnesota	55350

(Address of principal executive offices)	(Zip Code)
(320) 587-3797
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year,
if changed since last report)
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
As of February 2, 2009, the registrant had 23,155,642 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURES
INDEX TO EXHIBITS
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except shares and per share data)

	December 28,	September 28,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$176,216	$62,309
Short-term investments (Note 4)	28,651	108,944
Trade receivables, net	58,565	100,928
Other receivables	7,231	8,847
Inventories	77,025	76,459
Other current assets	5,988	7,326

Total current assets	353,676	364,813

Long-term investments (Note 4)	94,570	92,166
Property, plant and equipment, net	371,573	415,088
Other assets	8,171	9,220

	$827,990	$881,287

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$1,470	$1,444
Accounts payable	17,896	26,519
Accrued expenses	17,311	14,537
Accrued compensation	38,747	21,178

Total current liabilities	75,424	63,678

Convertible subordinated notes	315,066	375,000
Long-term debt, less current maturities	61,653	2,498
Other long-term liabilities	1,301	3,009
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 22,996,000 and 22,941,000 issued and outstanding	230	229
Additional paid-in capital	374,062	371,965
Accumulated other comprehensive loss	(1,446)	(869)
Accumulated earnings	1,700	65,777

Total shareholders’ investment	374,546	437,102

	$827,990	$881,287

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended
	December 28,	December 30,
	2008	2007
Net sales	$119,671	$173,077
Cost of sales	119,804	140,160

Gross (loss) profit	(133)	32,917

Research and development expenses	8,883	10,410
Selling, general and administrative expenses	16,416	18,363
Severance and other expenses (Note 8)	19,527	—
Asset impairment charge (Note 9)	32,280	—
Litigation charge (Note 14)	—	2,494

(Loss) income from operations	(77,239)	1,650

Other income, net	2,727	641
Interest income	1,259	4,273
Interest expense	(2,734)	(2,960)
Gain on extinguishment of debt	12,175	—

(Loss) income before income taxes	(63,812)	3,604
Provision for income taxes	265	1,314

Net (loss) income	$(64,077)	$2,290

Basic (loss) earnings per share	$(2.79)	$0.09

Diluted (loss) earnings per share	$(2.79)	$0.09

Weighted-average common shares outstanding	22,996	26,240

Weighted-average common and diluted shares outstanding	22,996	26,404

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Thirteen Weeks Ended
	December 28,	December 30,
	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(64,077)	$2,290
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	23,698	27,811
Stock-based compensation	1,557	1,224
Provision for deferred taxes (Note 10)	—	1,198
Severance and other expenses (Note 8)	19,527	—
Asset impairment charge (Note 9)	32,280	—
Gain on long-term investments	(2,404)	—
Gain on extinguishment of debt, net	(12,175)	—
Loss (gain) on disposal of assets	47	(14)
Litigation charge (Note 14)	—	2,494
Changes in operating assets and liabilities	35,178	181

Cash provided by operating activities	33,631	35,184

INVESTING ACTIVITIES:
Capital expenditures	(11,846)	(18,417)
Purchases of marketable securities	(1,652)	(492,276)
Sales/maturities of marketable securities	81,811	487,777

Cash provided by (used for) investing activities	68,313	(22,916)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	541	6,512
Borrowings on credit line	59,532	—
Repayment of long-term debt	(48,110)	(438)

Cash provided by financing activities	11,963	6,074

Net increase in cash and cash equivalents	113,907	18,342

Cash and cash equivalents at beginning of period	62,309	64,509

Cash and cash equivalents at end of period	$176,216	$82,851

Supplemental cash flow disclosure:
Interest (net of amount capitalized)	$127	$—
See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Columnar dollar amounts in thousands, except per share amounts)
When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2010” mean our fiscal year ending September 26, 2010, references to “2009” mean our fiscal year ending September 27, 2009, references to “2008” mean our fiscal year ended September 28, 2008, references to “2007” mean our fiscal year ended September 30, 2007, and references to “2006” mean our fiscal year ended September 24, 2006.
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
(2) ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). This staff position specifies that convertible debt instruments that may be settled in cash upon conversion, shall be separately accounted for by allocating a portion of the fair value of the instrument as a liability and the remainder as an equity component. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost over the effective term. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, our fiscal year 2010. We estimate the adoption will result in an increase to 2006 through 2009 non-cash interest expense in the range of approximately $5,000,000 to $9,000,000 per year. The impact to 2010 non-cash interest expense is expected to be an increase of approximately $10,000,000, with an increasing impact in future fiscal years.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007, our fiscal year 2009. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. On September 29, 2008, we adopted SFAS No. 159. We have elected the fair value option on our acceptance of the Rights Offering (described in Note 4 below) that was a part of a settlement to resolve pending litigation related to our auction rate securities (“ARS”) portfolio held with UBS (defined in Note 4 below). The resulting valuation of the Rights Offering is included in “Long-term investments” in our condensed consolidated balance sheet — unaudited. Measuring the Rights Offering at fair value leads to greater symmetry between the accounting for the ARS we hold with other parties and the Rights Offering and more faithfully represents the economics of the two assets.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, our fiscal year 2009. The adoption of this statement did not have a material impact on our consolidated financial statements. The additional disclosures required by SFAS No. 157 are included in Note 3 below.
(3) FAIR VALUE MEASUREMENTS
We adopted SFAS No. 157 on September 29, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis and (b) all financial assets and liabilities.
SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The fair value hierarchy prescribed by SFAS No. 157 is broken down into three levels as follows:

Level 1	— Unadjusted quoted prices in an active market for the identical assets or liabilities at the measurement date.

Level 2	— Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in nonactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3	— Unobservable inputs that reflect the use of significant management judgment. These values are generally determined using pricing models for which assumptions utilize management’s estimates of market participant assumptions.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

	Fair Value at	Fair Value Measurements at
	December 28,	December 28, 2008
	2008	Level 1	Level 2	Level 3
Assets
Trading securities
Marketable securities — ARS	$58,864			X
Available-for-sale
Marketable securities	28,651	X
Marketable securities — ARS	27,129			X
Rights Offering (described in Note 4 below)	8,577			X
Derivatives	231		X

Liabilities
Derivatives	(1,639)		X
The following table reconciles the 2009 quarter one beginning and ending balances for items measured at fair value on a recurring basis in the table above that used Level 3 inputs.

		Rights
	ARS	Offering	Total
Balances at September 28, 2008	$92,166	$—	$92,166
Net realized (loss) gain included in Other income	(6,173)	8,577	2,404

Balances at December 28, 2008	$85,993	$8,577	$94,570

(4) INVESTMENTS
Our short-term and long-term investments are comprised of United States government debt securities and ARS. We account for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as OCI within shareholders’ investment. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in “Other income” on our condensed consolidated statements of operations — unaudited. Trading gains and losses also are included in “Other income.” Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based upon management’s intent and ability to hold these investments.

A summary of our investments as of December 28, 2008, is as follows:

	Cost	Realized		Gross Unrealized		Recorded
	Basis	Gains	Losses	Gains	Losses	Basis
Available-for-sale securities
Short-term investments
Government securities	$28,616	$—	$—	$35	$—	$28,651

Long-term investments
ARS	30,950	—	3,821	—	—	27,129

Total available-for-sale securities	59,566	—	3,821	35	—	55,780

Trading securities
Long-term investments
ARS — secured	69,700	—	10,836	—	—	58,864

Other
Rights offering	—	8,577	—	—	—	8,577

	$129,266	$8,577	$14,657	$35	$—	$123,221

As of December 28, 2008, our short-term investments mature within one year. Our long-term ARS investments could take until final maturity (up to 39 years) to realize their par value.
As of December 28, 2008, our ARS portfolio had an aggregate par value of $100,650,000. We determine the estimated fair value of our ARS portfolio each quarter. At September 28, 2008, we estimated the fair value of our ARS portfolio to be $92,166,000. As of December 28, 2008, we further reduced the estimated fair value of our ARS portfolio to $85,993,000. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we hold is based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20% or a one-month LIBOR rate plus 1.50%. Other contractual factors can result in rate restrictions based on the profitability of the issuer or can impose temporary rates that are significantly higher or lower. We continue to earn and receive interest at these contractual rates on our ARS portfolio. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security, the security matures (after a term of up to 39 years), the ARS are repurchased pursuant to the Rights Offering described below or, in light of recent uncertainties in the global credit and financial markets, we may decide not to hold to final maturity if the opportunity arises to sell these securities on reasonable terms.
Effective December 19, 2008, we entered into a settlement (the “UBS Settlement”) with UBS AG, UBS Financial Services Inc. and UBS Securities LLC (collectively, “UBS”) to provide liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The UBS Settlement provides for certain arrangements, one of which is our acceptance of an offer by UBS to issue to us ARS rights (the “Rights Offering”), which allow us to require UBS to repurchase at par value all of the ARS held by us in accounts with UBS at any time during the period from June 30, 2010, through July 2, 2012, (if our ARS have not previously been sold by us or by UBS on our behalf or redeemed by the respective issuers of those securities). In addition, UBS has the right to sell the ARS it holds on our behalf at any time on or before July 2, 2012, as long as we are paid the par value of the securities upon their disposition.

As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit Corp. (“UBS Credit”), which provides us with a line of credit (the “UBS Credit Line”) of approximately $59,500,000 secured only by the ARS we hold in accounts with UBS. As of December 28, 2008, we have drawn down the full amount of the UBS Credit Line. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line.
Our entire ARS portfolio and the Rights Offering are classified as long-term investments on our condensed consolidated balance sheet — unaudited as of December 28, 2008. We believe that long-term classification is appropriate due to the terms of the UBS Settlement, which includes the Rights Offering, and the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments, including the Rights Offering. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded an other than temporary realized loss of $6,173,000 for the thirteen weeks ended December 28, 2008. This decline in fair value was due to an unfavorable change in the interest rate spread used in our discounted cash flow model. We elected to adopt SFAS No. 159 (described in Note 2 above) on September 29, 2008, and subsequently elected to treat the portion of our ARS portfolio subject to the Rights Offering as trading securities valued under the fair value method. Accordingly, we recorded a benefit of $8,577,000 related to the Rights Offering in “Long-term investments” on our condensed consolidated balance sheet — unaudited and a corresponding gain in “Other income” on our condensed consolidated statements of operations — unaudited. The valuation models we used to estimate the fair market values included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuations are sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.
(5) TRADE RECEIVABLES
We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $58,565,000 at December 28, 2008, and $100,928,000 at September 28, 2008, are net of allowances of $643,000 and $731,000, respectively. As of December 28, 2008, allowances of $643,000 consisted of a $67,000 allowance for doubtful accounts and a $576,000 allowance for sales returns. As of September 28, 2008, allowances of $731,000 consisted of a $32,000 allowance for doubtful accounts and a $699,000 allowance for sales returns. Our trade receivables balance decreased $42,413,000 from December 28, 2008, due to the decrease in net sales during the quarter.
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

	Increases in the	Reductions in the
	Allowance Related	Allowance for
September 28,	to Warranties	Returns Under	December 28,
2008	Issued	Warranties	2008
$699	$1,301	$(1,424)	$576

(6) INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at December 28, 2008, and September 28, 2008:

	December 28,	September 28,
	2008	2008
Raw materials	$25,646	$26,290
Work in process	16,238	15,847
Finished goods	35,141	34,322

	$77,025	$76,459

(7) EARNINGS (LOSS) PER SHARE
Basic (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed (i) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” using the treasury stock method for outstanding stock options and the if-converted method for the $90,066,000 outstanding aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010 (the “2.25% Notes”), and (ii) in accordance with Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” for the $225,000,000 outstanding aggregate principal amount of the 3.25% Notes Convertible Subordinated Notes due 2026, and is calculated to compute the dilutive effect of potential common shares using net (loss) income available to common shareholders.
A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended
	December 28,	December 30,
	2008	2007
Net (loss) income	$(64,077)	$2,290
Plus: interest expense on convertible subordinated notes	—	—
Less: additional profit-sharing expense and income tax provision	—	—

Net (loss) income available to common shareholders	$(64,077)	$2,290

Weighted-average common shares outstanding	22,996	26,240
Dilutive potential common shares	—	164

Weighted-average common and diluted shares outstanding	22,996	26,404

Basic (loss) earnings per share	$(2.79)	$0.09

Diluted (loss) earnings per share	$(2.79)	$0.09

Diluted loss per share for the thirteen weeks ended December 28, 2008, and December 30, 2007, excludes potential common shares of 197,000 and 1,734,000, respectively, using the treasury stock method and potential common shares of 4,474,000 and 5,027,000, respectively, using the if-converted method for the 2.25% Notes, as they are antidilutive.

(8) SEVERANCE AND OTHER EXPENSES
In response to weakening demand and due to changing and uncertain market and economic conditions, we took actions to reduce our expected net loss in 2009. During the first quarter of 2009, we announced a restructuring plan that included eliminating positions company-wide. During January 2009, we eliminated approximately 1,380 positions. The workforce reduction resulted in a charge for severance and other expenses of $19,527,000, which was included in our financial results for the thirteen weeks ended December 28, 2008. The workforce reductions were completed by the end of January 2009 and are part of our strategy to reduce our overall cost structure and strengthen our cash position. The severance and other expenses are expected to be paid during the second and third quarters of 2009.
(9) ASSET IMPAIRMENT
During the first quarter of 2009, we recorded non-cash impairment charges of $32,280,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations. The impairment review was triggered by recent weakened demand for suspension assemblies and uncertain future market conditions. In response to these conditions, we are making structural changes that will consolidate some of our component and assembly manufacturing among our sites. When indicators of impairment exist and assets are held for use, we estimate future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or based on appraisals. Factors affecting impairment of assets held for use include the ability of the specific assets to generate positive cash flows. Changes in any of these factors could necessitate impairment recognition in future periods for other assets held for use.
(10) INCOME TAXES
We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be realized based on future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our condensed consolidated statements of operations — unaudited.
Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. As of December 28, 2008, and September 28, 2008, we have applied a full valuation allowance of $127,083,000 and $101,042,000, respectively, against our deferred tax assets. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss is a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, as of September 28, 2008, we concluded based on SFAS No. 109 guidelines that a full valuation allowance was needed. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.
(11) LONG-TERM DEBT
Effective December 19, 2008, we entered into the UBS Settlement to provide liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The UBS Settlement provides for certain arrangements, one of which is our acceptance of the Rights Offering.

As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit, which provides us with the UBS Credit Line, which consists of up to $59,500,000 secured only by the ARS we hold in accounts with UBS. As of December 28, 2008, we have drawn down the full amount of the UBS Credit Line. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line.
Our borrowing under the UBS Credit Line is treated as a “no net cost loan,” which means that the interest that we pay on the credit line will not exceed the interest that we receive on the ARS pledged by us as security for the UBS Credit Line. The rate for the majority of the ARS we hold with UBS is based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20%. Other contractual factors may result in rate restrictions based on the profitability of the issuer or may impose temporary rates that are significantly higher or lower. UBS Credit may demand payment of borrowings under the UBS Credit Line only if it provides a replacement credit facility on substantially the same terms to us that is fully advanced in the amount of the then outstanding principal of the UBS Credit Line, or if it repurchases all of the pledged ARS at par.
During November 2008, we repurchased a portion of the outstanding 2.25% Notes (the “Note Repurchase”). We spent $47,423,000 to repurchase $59,934,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 21 percent. The repurchases leave $90,066,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased Notes were cancelled. The resulting gain of $12,175,000 is reported on the line-item “Gain on extinguishment of debt” in our condensed consolidated statements of operations — unaudited.
On November 5, 2008, we and our wholly-owned subsidiary Hutchinson Technology Asia, Inc. (“HTA”), amended our second amended and restated loan agreement (the “Amendment”) relating to our credit facility (the “Credit Facility”) with Bank of America N.A. (“BofA”). The Amendment reduces the credit commitment from $50,000,000 to $25,000,000 within 90 days of entering into the Amendment or on the first date on which we sign an agreement, note or similar document with respect to a loan secured by our ARS as permitted by the Credit Facility, adjusts the Credit Facility’s maturity date to December 1, 2009, provides for a blanket lien on substantially all of our and HTA’s non-real estate assets, increases the maximum allowable debt to total capital ratio to 0.60 to 1.00, increases the Credit Facility’s pricing to LIBOR plus 2% or Prime plus 2% and increases to 0.5% the fee to be paid on the unused amount of the Credit Facility. On December 19, 2008, the credit commitment was reduced to $25,000,000 as we entered into a loan agreement with UBS Credit secured by the ARS we hold in accounts with UBS. As of December 28, 2008, we had no outstanding loans under the Credit Facility. Letters of credit outstanding under the Credit Facility totaled $1,250,000 as of such date, resulting in $23,750,000 of remaining availability under this facility.
(12) DERIVATIVES
During 2008 and the first quarter of 2009, we entered into contracts to hedge gold commodity price risks through October 2009. The contracts essentially established a fixed price for the underlying commodity and were designated and qualified as effective cash flow hedges of purchases of gold. It is our policy to enter into derivative transactions only to the extent true exposures exist. We do not enter into derivative transactions for speculative or trading purposes. We evaluate hedge effectiveness at inception and on an ongoing basis. Derivatives are recognized on the balance sheet at fair value. When a derivative is determined to be or is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in cost of sales.
The fair value of these contracts recorded in our condensed consolidated balance sheet — unaudited as of December 28, 2008, was $231,000 included in “Other current assets” and $1,639,000 included in “Accrued expenses.” The effective portion is reflected in accumulated OCI, net of tax. The gains/losses on these contracts are recorded in cost of sales as the commodities are consumed. Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in fair value of the anticipated commodity purchases and is recorded in cost of sales.

The following table summarizes the activity in OCI related to these contracts:

	Thirteen Weeks Ended
	December 28,	December 30,
	2008	2007
Beginning of period unrealized loss in accumulated OCI	$1,037	$—
Decrease in fair value of derivative instruments	853	—
Gains reclassified from OCI, offsetting the cost of sales	(831)	—
Decrease in fair value of derivatives dedesignated from hedges	422	—

End of period unrealized loss in accumulated OCI	$1,481	$—

The amount of ineffectiveness recognized in earnings for these contracts during the thirteen weeks ended December 28, 2008, was insignificant. We expect that we will realize substantially all of the unrealized losses and report them in cost of sales during the next twelve months as the cost of gold is recorded in cost of sales.
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
We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $1,557,000 and $1,224,000 for the thirteen weeks ended December 28, 2008, and December 30, 2007, respectively. As of December 28, 2008, $7,346,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 19 months.
We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirteen weeks ended December 28, 2008, and December 30, 2007, were $1.86 and $13.01, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirteen Weeks Ended
	December 28,	December 30,
	2008	2007
Risk-free interest rate	1.8%	3.7%
Expected volatility	60.0%	40.0%
Expected life (in years)	7.6	7.6
Dividend yield	—	—
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the thirteen weeks ended December 28, 2008, are summarized as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual	Aggregate
	Number of Shares	Exercise Price ($)	Life (yrs.)	Intrinsic Value ($)
Outstanding at September 28, 2008	3,394,388	25.37	5.4	—
Granted	690,650	3.03
Exercised	—	—
Expired	(224,110)	28.62

Outstanding at December 28, 2008	3,860,928	21.18	6.3	—

Options vested or expected to vest at December 28, 2008	3,800,717	21.51	6.2	—

Options exercisable at December 28, 2008	2,381,753	25.27	4.4	—

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
Range of	Number	Contractual	Weighted-Average	Number	Weighted-Average
Exercise Prices ($)	Outstanding	Life (yrs.)	Exercise Price ($)	Exercisable	Exercise Price ($)
3.03–20.00	1,263,380	6.3	10.12	537,730	18.84
20.01–25.00	1,124,972	5.4	23.19	870,197	23.26
25.01–30.00	877,641	8.0	26.77	380,391	27.47
30.01–45.06	594,935	5.3	32.63	593,435	32.64

Total	3,860,928	6.3	21.18	2,381,753	25.27

(14) LEGAL CONTINGENCIES
Other Litigation and Proceedings
Our company was named as the defendant in a complaint brought in Hennepin County, Minnesota, District Court by two then current and three former employees and served on us on August 28, 2006. On behalf of a class of current and former non-exempt production workers employed by us in Minnesota, the complaint asserted claims based on the federal Fair Labor Standards Act, several statutes and regulations dealing with topics related to wages and breaks, and common law theories, and alleged that we failed to pay our production workers for the time they spend gowning and ungowning at the beginning and end of their shifts and meal breaks and that we did not provide Minnesota employees the breaks allegedly required by Minnesota law or promised by company policy. An amended complaint asserted similar claims on behalf of current and former Wisconsin and South Dakota employees. On September 18, 2006, we removed the action to the United States District Court for the District of Minnesota. The complaint sought pay for the allegedly unpaid time, an equal amount of liquidated damages, other damages, penalties, attorneys’ fees and interest. We reached a tentative settlement with the plaintiffs and by order dated September 24, 2008, the District Court approved the settlement agreement. During the first quarter of 2008, we recorded a litigation charge of $2,494,000, which was reduced in our fourth quarter of 2008 to $2,003,000, related to the settlement of this class-action lawsuit. In the first quarter of 2009, we transferred the necessary funds to the settlement administrator for payment to the claimants.
On November 14, 2008, we filed an action in United States District Court for the District of Minnesota against UBS. The action alleged that UBS misrepresented ARS to us as highly-liquid, safe investments appropriate for short-term investing that were equivalent to cash or money market instruments.
Effective December 19, 2008, we entered into the UBS Settlement to provide liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The UBS Settlement provides for certain arrangements, one of which is our acceptance of the Rights Offering. As party of the UBS Settlement, we also entered into the UBS Credit Line. The UBS Settlement also provides for the mutual release by the parties of all claims for damages against each other relating to the sale of ARS by UBS to us, and for the dismissal with prejudice of the pending litigation between the parties. On December 29, 2008, we filed a notice of voluntary dismissal with prejudice regarding the pending litigation between UBS and us.
On November 14, 2008, we filed an action in United States District Court for the District of Minnesota against Citigroup Inc., and one of its affiliates (collectively, “Citigroup”). The action alleged that Citigroup misrepresented ARS to us as highly-liquid, safe investments appropriate for short-term investing that were equivalent to cash or money market instruments.
On December 18, 2008, we filed a notice of voluntary dismissal without prejudice regarding the pending litigation between Citigroup and us due to an account agreement containing an arbitration clause that was identified subsequent to the filing of that action. We are pursuing our available remedies against Citigroup through the Financial Industry Regulatory Authority (FINRA).
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

The following table represents net sales by product for each reportable segment and operating loss for each reportable segment.

	Thirteen Weeks Ended
	December 28,	December 30,
	2008	2007
Net sales:
Disk Drive Components Division:
Suspension assemblies	$117,267	$171,564
Other products	2,139	1,332

Total Disk Drive Components Division	119,406	172,896
BioMeasurement Division	265	181

	$119,671	$173,077

(Loss) income from operations:
Disk Drive Components Division	$(71,659)	$6,821
BioMeasurement Division	(5,580)	(5,171)

	$(77,239)	$1,650

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.
(16) SUBSEQUENT EVENT
Subsequent to quarter end, we announced that we will close our Sioux Falls, South Dakota, facility over the next three months and further reduce the workforce in our components operation in Eau Claire, Wisconsin, as part of our effort to restructure the company and reduce our overall cost structure. We estimate our financial results for the quarter ending March 29, 2009, will include $10,000,000 to $18,000,000 of asset impairment charges, severance charges and other associated costs related to these restructuring actions. Approximately $4,000,000 to $8,000,000 of the aggregate costs are expected to result in future cash expenditures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2009” mean our fiscal year ending September 27, 2009, references to “2008” mean our fiscal year ended September 28, 2008, references to “2007” mean our fiscal year ended September 30, 2007, and references to “2006” mean our fiscal year ended September 24, 2006.
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended September 28, 2008.
GENERAL
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
Our suspension assemblies are components in computers and a variety of consumer electronics products. The demand for these products can be volatile. Due to the weak economy, consumer spending has declined and retail demand for computers and other consumer electronics has decreased, as well as business demand for computer systems. Demand for suspension assemblies therefore has been adversely impacted in 2009.
In the long-term, we believe that end user demand for storage capacity will continue to increase as evolving consumer electronics and computing applications continue to require storage devices with increased capacity and functionality, which will increase disk drive demand and, therefore, suspension assembly demand. In the first quarter of 2009, however, world-wide demand for disk drives and suspension assemblies weakened during what is normally a seasonally stronger part of the year. We currently have little visibility into future demand. In the short-term, demand is likely to remain weak and pricing will be under pressure given our expectation that shipments of disk drives will further decline through the second quarter of 2009. In addition, drive manufacturers are focusing on moving to higher areal density points and improving yields which could lower suspension assembly demand. Based on these lower suspension demand projections and continued downward pressure on our average selling price, we expect our net sales to decline in 2009, which will contribute to an expected net loss for 2009.
The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

	Suspension Assembly Shipments by Quarter
	2008				2009
	First	Second	Third	Fourth	First

Suspension assembly shipment quantities	213	179	189	209	155

The decrease in the second quarter of 2008 was primarily the result of our customers’ lower build plans during the seasonally slower quarter, our market share losses in the 3.5-inch ATA segment and share shifts among our customers in the 2.5-inch mobile segment. Our third quarter 2008 shipments increased primarily due to gains in the 2.5-inch mobile segment and we maintained our market-leading position in the enterprise segment. Our fourth quarter of 2008 shipments increased due to seasonally stronger demand for disk drives. The first quarter 2009 shipments decreased significantly due to a decline in world-wide disk drive shipments and a reduction of inventories in the supply chain. Despite the decline in overall quarterly volume, we estimate that our market share was about flat compared to the preceding quarter. Based on our current assessment of demand trends and our position on particular customer programs, we expect to add market share in the 3.5-inch ATA segment over the course of 2009 but lose some share in the mobile and enterprise segments.
Our average selling price declined to $0.76 in the first quarter of 2009, down $0.02 from the fourth quarter of 2008 and down $0.04 from the first quarter of 2008. This year-over-year decline in average selling price was larger than our historical pricing declines for similar periods due to competitive pressures. We expect continued downward pressure on our average selling price in 2009.
Gross profit in the first quarter of 2009 was 0%, down from 10% in the fourth quarter of 2008, primarily due to the substantial decline in net sales, which reduced our ability to cover our fixed costs. In addition, we continue to incur high costs related to our TSA+ processes. Due to continued yield improvements and reductions in unit costs, the gross profit burden of ramping TSA+ flexure production declined to $9,500,000 in the 2009 first quarter compared with $11,000,000 in the preceding quarter. Although the initiation of TSA+ volume production has dampened our gross profit, we expect this burden to diminish as we achieve further improvements in process efficiencies that are expected over the next year.
In response to weakening demand and due to changing and uncertain market and economic conditions, we took actions to reduce our expected loss in 2009. During the first quarter of 2009, we announced a restructuring plan that included eliminating positions company-wide. During January 2009, we eliminated approximately 1,380 positions. The workforce reduction resulted in a charge for severance and other expenses of $19,527,000, which were included in our financial results for the thirteen weeks ending December 28, 2008. In addition, we implemented a 5% pay reduction for all employees not affected by the workforce reduction. The workforce and pay reductions were completed by the end of January 2009 and are part of our strategy to reduce our overall cost structure and strengthen our cash position. The severance and other expenses are expected to be paid during the second and third quarters of 2009.
During the first quarter of 2009, we recorded non-cash impairment charges of $32,280,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations. The impairment review was triggered by recent weakened demand for suspension assemblies and uncertain future market conditions.
Subsequent to quarter end, we announced plans to further restructure the company and reduce our overall cost structure. We will close our Sioux Falls, South Dakota, facility over the next three months and will consolidate the related suspension assembly operations into our Eau Claire, Wisconsin, and Hutchinson, Minnesota, sites. In addition, in our Disk Drive Components Division, we are consolidating photoetching operations into our Hutchinson, Minnesota, site and trace operations into our Eau Claire, Wisconsin, site to achieve improvements in efficiency and facility utilization and to reduce operating costs. We also will reduce the workforce in our components operation in Eau Claire, Wisconsin, by approximately 100 employees. Our total workforce reductions, including these reductions in Sioux Falls, South Dakota, and Eau Claire, Wisconsin, and the approximately 1,380 positions we eliminated in January 2009, will total approximately 1,800 positions. We estimate our financial results for the quarter ending March 29, 2009, will include $10,000,000 to $18,000,000 of asset impairment charges, severance charges and other associated costs related to these restructuring actions.
Overall, we expect the restructuring of our operations will reduce our production costs and improve our overall operating efficiency without compromising our ability to respond quickly to customer requirements. The asset impairment, workforce reductions, facility closing and other related actions should result in $110,000,000 to $125,000,000 in annualized cost savings, of which approximately 10% are non-cash expenses, and reduce our expected loss in 2009. We believe we are well positioned to further improve financial results when demand growth resumes. A deterioration in our business, however, or further disruption in the global credit and financial markets and related continuing adverse economic conditions, could further adversely affect our results of operations and financial condition.

During the first quarter of 2009, we increased our production of TSA+ suspension assemblies compared with the preceding quarter due to the improved reliability, yields and output of our TSA+ volume production line. Our continuous focus on process optimization resulted in improved efficiency which has begun to reduce the financial burden of ramping this process. As a result of weakened demand, our TSA+ shipments declined to about 4,500,000 in the first quarter of 2009 from 5,000,000 in the preceding quarter, and the majority of those shipments were for one customer program. The weakened demand outlook also caused this customer to delay a second TSA+ program that we were in the process of qualifying. At currently anticipated levels of demand, our existing TSA+ volume line should provide sufficient capacity for our customer’s needs in 2009. We expect the full transition to TSA+ suspensions to take place over the next five to seven years, with the pace of transition determined primarily by our capacity levels and the pace at which disk drive makers introduce and ramp programs requiring additive processing. In order to meet customer requirements, we expect to produce an increasing amount of our suspension assemblies using purchased additive flexures.
We spent $39,711,000 on research and development in 2008 compared to $55,245,000 in 2007. In 2007, we continued development of the additive processes required for our TSA+ suspension assemblies and development of new process technologies for next-generation suspension assembly products and equipment. The decrease in 2008 was primarily attributable to $11,018,000 of lower expenses primarily related to the classification of the costs of running the TSA+ manufacturing lines as cost of sales beginning in the fourth quarter of 2007. Research and development spending specific to our BioMeasurement Division was $4,767,000 in 2008 and $4,207,000 in 2007. During the first quarter of 2009, we spent $8,883,000 on research and development, with $1,055,000 specific to our BioMeasurement Division. We expect our research and development spending in 2009 will be approximately $30,000,000.
For 2008, our capital expenditures were $65,603,000, primarily for TSA+ suspension production capacity, new program tooling and deployment of new process technology and capability improvements. Capital spending for the first quarter of 2009 was $11,846,000. We expect our capital expenditures to total approximately $40,000,000 in 2009, primarily for tooling and manufacturing equipment for new process technology and capability improvements.
RESULTS OF OPERATIONS
Thirteen Weeks Ended December 28, 2008, vs. Thirteen Weeks Ended December 30, 2007
Net sales for the thirteen weeks ended December 28, 2008, were $119,671,000, compared to $173,077,000 for the thirteen weeks ended December 30, 2007, a decrease of $53,406,000. Suspension assembly sales decreased $54,297,000 from the thirteen weeks ended December 30, 2007, due to decreased suspension assembly unit shipments and our average selling price decreasing from $0.80 to $0.76 during the same period due to competitive pressures. The decrease in unit shipments was primarily due to a decline in world-wide disk drive shipments and a reduction of inventories in the supply chain.
Gross loss for the thirteen weeks ended December 28, 2008, was $133,000, compared to gross profit $32,917,000 for the thirteen weeks ended December 30, 2007, a decrease of $33,050,000. Gross profit as a percent of net sales was 0% and 19%, respectively. The lower gross profit was primarily due to the substantial decline in net sales, which reduced our ability to cover our fixed costs, and higher costs associated with the initiation of volume production of TSA+ suspension assemblies, which reduced gross profit by $9,500,000 for the thirteen weeks ended December 28, 2008, compared to $7,500,000 for the thirteen weeks ended December 30, 2007.
Research and development expenses for the thirteen weeks ended December 28, 2008, were $8,883,000, compared to $10,410,000 for the thirteen weeks ended December 30, 2007, a decrease of $1,527,000. The decrease was attributable to lower expenses primarily related to lower labor expenses and lower supplies expenses.
Selling, general and administrative expenses for the thirteen weeks ended December 28, 2008, were $16,416,000, compared to $18,363,000 for the thirteen weeks ended December 30, 2007, a decrease of $1,947,000. The reduction was due to $1,854,000 of lower Disk Drive Components Division expenses primarily due to lower incentive compensation, professional services, and recruitment and relocation expenses. These decreases were partially offset by $307,000 of increased BioMeasurement Division expenses primarily due to an increase in sales personnel.

In response to weakening demand and due to changing and uncertain market and economic conditions, we took actions to reduce our expected loss in 2009. During the first quarter of 2009, we announced a restructuring plan that included eliminating positions company-wide. During January 2009, we eliminated approximately 1,380 positions. The workforce reduction resulted in a charge for severance and other expenses of $19,527,000, which were included in our financial results for the thirteen weeks ended December 28, 2008. In addition, we implemented a 5% pay reduction for all employees not affected by the workforce reduction. The workforce and pay reductions were completed by the end of January 2009 and are part of our strategy to reduce our overall cost structure and strengthen our cash position. The severance and other expenses are expected to be paid during the second and third quarters of 2009.
During the first quarter of 2008, we recorded a litigation charge of $2,494,000, which was reduced in our fourth quarter of 2008 to $2,003,000, related to the settlement of a class action lawsuit. The lawsuit challenged our pay practices pertaining to the time certain production employees spend gowning and ungowning at the beginning and end of their shifts and meal breaks. The charge was comprised of settlement payments to these employees and payment of their attorney’s fees and expenses.
Loss from operations for the thirteen weeks ended December 28, 2008, included a $5,580,000 loss from operations for our BioMeasurement Division, compared to a $5,171,000 loss from BioMeasurement operations for the thirteen weeks ended December 30, 2007.
Interest income for the thirteen weeks ended December 28, 2008, was $1,259,000, compared to $4,273,000 for the thirteen weeks ended December 30, 2007, a decrease of $3,014,000. The decrease in interest income was primarily due to lower investment yields as the result of a change in our investment portfolio to U.S. Treasury investments.
Other income, net of other expenses, for the thirteen weeks ended December 28, 2008, was $2,727,000, compared to $641,000 for the thirteen weeks ended December 30, 2007, an increase of $2,086,000. The increase in other income was primarily due to an increase of $8,577,000 related to the UBS rights offering offset by an additional $6,173,000 impairment of our ARS holdings.
The income tax provision of $265,000 and $1,314,000 for the thirteen weeks ended December 28, 2008, and December 30, 2007, respectively, were based on an estimated annual effective tax rate of 0.4% and 36%, respectively. The annual effective tax rate decreased compared to the thirteen weeks ended December 30, 2007, due to the projected loss in 2009 and the effect of a full valuation allowance being applied to our deferred tax assets. The income tax provision for the thirteen weeks ended December 28, 2008, consists primarily of foreign income tax expenses.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents, short- and long-term investments, cash flow from operations and additional financing capacity, if available given current credit market conditions. Our cash and cash equivalents increased from $62,309,000 at September 28, 2008, to $176,216,000 at December 28, 2008. Our short- and long-term investments decreased from $201,110,000 to $123,221,000 during the same period. In total, our cash and cash equivalents and short- and long-term investments increased by $36,018,000. This increase is primarily due to $59,532,000 of net proceeds from the UBS Credit Line, $33,631,000 of cash generated from operations, $8,577,000 of fair value related to the rights offering as discussed below and $541,000 in net proceeds from issuances of our common stock from our employee stock purchase plan during the first quarter of 2009. These increases were partially offset by $48,100,000 for the repayment of long-term debt and $11,846,000 for capital expenditures. We also recognized a charge of $6,173,000 for additional other-than-temporary impairment of our ARS holdings.
As of December 28, 2008, our ARS portfolio had an aggregate par value of $100,650,000. We determine the estimated fair value of our ARS portfolio each quarter. At September 28, 2008, we estimated the fair value of our ARS portfolio to be $92,166,000. As of December 28, 2008, we further reduced the estimated fair value of our ARS portfolio to $85,993,000. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.

Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we hold is based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20% or a one-month LIBOR rate plus 1.50%. Other contractual factors can result in rate restrictions based on the profitability of the issuer or can impose temporary rates that are significantly higher or lower. We continue to earn and receive interest at these contractual rates on our ARS portfolio. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security, or the security matures (after a term of up to 39 years), pursuant to the ARS rights discussed below or, in light of recent uncertainties in the global credit and financial markets, we may decide not to hold to final maturity if the opportunity arises to sell these securities on reasonable. There is no assurance that future auctions of securities in our ARS portfolio will be successful. As a result, our ability to voluntarily liquidate and recover the carrying value of some or our entire ARS portfolio may be limited for an indefinite period of time (up to a maximum of each security’s final maturity date). This limitation could negatively affect our overall liquidity.
Effective December 19, 2008, we entered into a settlement (the “UBS Settlement”) with UBS AG, UBS Financial Services Inc. and UBS Securities LLC (collectively, “UBS”) to provide liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The UBS Settlement provides for certain arrangements, one of which is our acceptance of an offer by UBS to issue to us ARS rights (the “Rights Offering”), which allow us to require UBS to repurchase at par value all of the ARS held by us in accounts with UBS at any time during the period from June 30, 2010, through July 2, 2012, (if our ARS have not previously been sold by us or by UBS on our behalf or redeemed by the respective issuers of those securities). In addition, UBS has the right to sell the ARS it holds on our behalf at any time on or before July 2, 2012, as long as we are paid the par value of the securities upon their disposition.
As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit Corp. (“UBS Credit”), which provides us with a line of credit (the “UBS Credit Line”) of approximately $59,500,000 secured only by the ARS we hold in accounts with UBS. As of December 28, 2008, we have drawn down the full amount of the UBS Credit Line. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line.
Our borrowing under the UBS Credit Line is treated as a “no net cost loan,” which means that the interest that we pay on the credit line will not exceed the interest that we receive on the ARS pledged by us as security for the UBS Credit Line. The rate for the majority of the ARS we hold is based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20%. Other contractual factors can result in rate restrictions based on the profitability of the issuer or can impose temporary rates that are significantly higher or lower. UBS Credit may demand payment of borrowings under the UBS Credit Line only if it provides a replacement credit facility on substantially the same terms to us that is fully advanced in the amount of the then outstanding principal of the UBS Credit Line, or if it repurchases all of the pledged ARS at par.
We are assessing the impact that the current illiquidity of a portion of these ARS will have on our ability to execute our current business plan. Our current business plan, however, is subject to change depending on, among other things, deterioration in our business, further disruption in the global credit and financial markets and related continuing adverse economic conditions, and our ability to execute our current business plan may in the future be impacted by the continued illiquidity of our ARS investments.
During November 2008 we repurchased a portion of our outstanding 2.25% Notes (the “Note Repurchase”). We spent $47,423,000 to repurchase $59,934,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 21 percent. The repurchases leave $90,066,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased Notes were cancelled. The resulting gain of $12,175,000 is included in our condensed consolidated financial statements for the first quarter of 2009. We may from time to time seek to prepay or retire our outstanding debt through cash purchases in open market or privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

On November 5, 2008, we and our wholly-owned subsidiary Hutchinson Technology Asia, Inc. (“HTA”), amended our second amended and restated loan agreement (the “Amendment”) relating to our credit facility (the “Credit Facility”) with Bank of America N.A. (“BofA”). The Amendment reduces the credit commitment from $50,000,000 to $25,000,000 within 90 days of entering into the Amendment or the first date on which we sign an agreement, note or similar document with respect to a loan secured by our ARS as permitted by the Credit Facility, adjusts the Credit Facility’s maturity date to December 1, 2009, provides for a blanket lien on substantially all of our and HTA’s non-real estate assets, increases the maximum allowable debt to total capital ratio to 0.60 to 1.00, increases the Credit Facility’s pricing to LIBOR plus 2% or Prime plus 2% and increases to 0.5% the fee to be paid on the unused amount of the Credit Facility. On December 19, 2008, the credit commitment was reduced to $25,000,000 as we entered into a loan agreement with UBS Credit secured by the ARS we hold in accounts with UBS. As of December 28, 2008, we had no outstanding loans under the Credit Facility. Letters of credit outstanding under the Credit Facility totaled $1,250,000 as of such date, resulting in $23,750,000 of remaining availability under the facility.
Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $11,846,000 for the thirteen weeks ended December 28, 2008, compared to $18,417,000 for the thirteen weeks ended December 30, 2007, a decrease of $6,571,000. We currently anticipate capital expenditures to be approximately $40,000,000 in 2009, primarily for tooling and manufacturing equipment for new process technology and capability improvements. This anticipated reduction in our capital expenditures from $65,603,000 in 2008 is due to the weakened demand in 2009 and our actions to reduce our overall cost structure and strengthen our cash position. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents and short- and long-term investments, the Credit Facility, the UBS Credit Line or additional financing, if available given current credit market conditions.
The financial covenants to which we were subject as of December 28, 2008, are contained in the Credit Facility loan agreement, as amended. The covenants include shareholder distribution limitations, debt-related ratios and cash and earnings coverage tests. We had no outstanding loans under the Credit Facility at any time during 2008 or the first quarter of 2009. As of December 28, 2008, we were in compliance with all financial covenants in the Credit Facility loan agreement, as amended. A deterioration in our business, however, or further disruption in the global credit and financial markets and related continuing adverse economic conditions would impact our ability to comply with these covenants. If we are unable to comply we will seek to amend the covenants. If, however, we are not able to comply with these covenants at the end of any future fiscal quarter and cannot obtain amendments on terms acceptable to us, our future financial results and liquidity could be materially adversely affected.
During 2008 and the first quarter of 2009, we entered into contracts to hedge gold commodity price risks through October 2009. The fair value of these contracts recorded in our consolidated balance sheet — unaudited as of December 28, 2008, was $231,000 included in “Other current assets” and $1,639,000 included in “Accrued expenses.” The effective portion is reflected in accumulated other comprehensive income, net of tax with a full valuation allowance recorded against it. The gains/losses on these contracts are recorded in cost of sales as the commodities are consumed. Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in fair value of the anticipated commodity purchases and is recorded in cost of sales.
In light of current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations, the Credit Facility, the UBS Credit Line and additional financing, if needed and as available given current credit market conditions, will be sufficient to meet our forecasted operating expenses, debt service requirements, debt and equity repurchases and capital expenditures through 2009. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on reasonable terms or at all, if needed.

CRITICAL ACCOUNTING POLICIES
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 of the Notes to Condensed Consolidated Financial Statements — Unaudited, in Item 1, above, for information regarding recently adopted accounting standards or accounting standards we expect to adopt in the future.
FORWARD-LOOKING STATEMENTS
Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements can include, but are not limited to, statements regarding the following: the demand for and shipments of disk drives, suspension assemblies and suspension assembly components, disk drive and suspension assembly technology and development, the development of and market demand for medical devices, capital expenditures and capital resources, average selling prices, investments in research and development, inventory levels, gross profits and operating results, manufacturing capacity and utilization, leverage of investments, cost-reduction efforts, operating performance and production capabilities. Words such as “anticipate,” “approximate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K for the fiscal year ended September 28, 2008. This list of factors may not be exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as noted in this Item 3, there have been no material changes in our exposure to market risk or to our quantitative and qualitative disclosures about market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008.
As of December 28, 2008, we had fixed rate debt of $318,657,000, which reflects a decrease of $59,934,000 from the end of our most recently completed fiscal year. This decrease resulted from the Note Repurchase. At December 28, 2008, our fixed rate debt had a fair market value of approximately $125,347,000.
As of December 28, 2008, the fair market value of all derivative contracts on our condensed consolidated balance sheet — unaudited was a net liability of $1,408,000 due to fluctuating market prices.
As of December 28, 2008, our ARS portfolio had an aggregate par value of $100,650,000. We determine the estimated fair value of our ARS portfolio each quarter. At September 28, 2008, we estimated the fair value of our ARS portfolio to be $92,166,000. As of December 28, 2008, we further reduced the estimated fair value of our ARS portfolio to $85,993,000. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we hold is based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20% or a one-month LIBOR rate plus 1.50%. Other contractual factors can result in rate restrictions based on the profitability of the issuer or can impose temporary rates that are significantly higher or lower. We continue to earn and receive interest at these contractual rates on our ARS portfolio. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security, the security matures (after a term of up to 39 years), the ARS are repurchased pursuant to the Rights Offering described below or, in light of recent uncertainties in the global credit and financial markets, we may decide not to hold to final maturity if the opportunity arises to sell these securities on reasonable terms.
Effective December 19, 2008, we entered into the UBS Settlement to provide liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The UBS Settlement provides for certain arrangements, one of which is our acceptance of the Rights Offering.
As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit, which provides us with the UBS Credit Line, which consists of up to $59,500,000 secured only by the ARS we hold in accounts with UBS. As of December 28, 2008, we have drawn down the full amount of the UBS Credit Line. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line.
Our borrowing under the UBS Credit Line is treated as a “no net cost loan,” which means that the interest that we pay on the credit line will not exceed the interest that we receive on the ARS pledged by us as security for the UBS Credit Line. The rate for the majority of the ARS we hold with UBS is based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20%. Other contractual factors may result in rate restrictions based on the profitability of the issuer or may impose temporary rates that are significantly higher or lower. UBS Credit may demand payment of borrowings under the UBS Credit Line only if it provides a replacement credit facility on substantially the same terms to us that is fully advanced in the amount of the then outstanding principal of the UBS Credit Line, or if it repurchases all of the pledged ARS at par.
Our entire ARS portfolio and the Rights Offering are classified as long-term investments on our condensed consolidated balance sheet — unaudited as of December 28, 2008. We believe that long-term classification is appropriate due to the terms of the UBS Settlement, which includes the Rights Offering, and the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments, including the Rights Offering. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded an other than temporary realized loss of $6,173,000 for the thirteen weeks ended December 28, 2008. This decline in fair value was due to an unfavorable change in the interest rate spread used in our discounted cash flow model. We elected to adopt SFAS No. 159 (described in Note 2 above) on September 29, 2008, and subsequently elected to treat the portion of our ARS portfolio subject to the Rights Offering as trading securities valued under the fair value method. Accordingly, we recorded a benefit of $8,577,000 related to the Rights Offering in “Long-term investments” on our condensed consolidated balance sheet — unaudited and a corresponding gain in “Other income” on our condensed consolidated statements of operations — unaudited. The valuation models we used to estimate the fair market values included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuations are sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.
We are assessing the impact that the current illiquidity of a portion of these ARS will have on our ability to execute our current business plan. Our current business plan, however, is subject to change depending on, among other things, deterioration in our business, further disruption in the global credit and financial markets and related continuing adverse economic conditions, and our ability to execute our current business plan may in the future be impacted by the continued illiquidity of our ARS investments.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 28, 2008, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On November 14, 2008, we filed an action in United States District Court for the District of Minnesota against UBS. The action alleged that UBS misrepresented ARS to us as highly-liquid, safe investments appropriate for short-term investing that were equivalent to cash or money market instruments.
Effective December 19, 2008, we entered into the UBS Settlement to provide liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The UBS Settlement provides for certain arrangements, including our acceptance of the Rights Offering and our entrance into the UBS Credit Line. The UBS Settlement also provides for the mutual release by the parties of all claims for damages against each other relating to the sale of ARS by UBS to us, and for the dismissal with prejudice of the pending litigation between the parties.
On November 14, 2008, we filed an action in United States District Court for the District of Minnesota against Citigroup Inc., and one of its affiliates (collectively, “Citigroup”). The action alleged that Citigroup misrepresented ARS to us as highly-liquid, safe investments appropriate for short-term investing that were equivalent to cash or money market instruments.
On December 18, 2008, we filed a notice of voluntary dismissal without prejudice regarding the pending litigation between Citigroup and us due to an account agreement containing an arbitration clause that was identified subsequent to the filing of that action. We are pursuing our available remedies against Citigroup through the Financial Industry Regulatory Authority (FINRA).
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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

ITEM 6. EXHIBITS
(a) Exhibits:
Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 0-14709.

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).

3.2	Restated By-Laws of HTI, as amended December 3, 2008 (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 12/9/08).

10.1	Credit Line Account Application and Agreement for Organizations and Business, dated December 19, 2008, by and between HTI and UBS Credit Corp.

10.2	Addendum to Credit Line Account Application and Agreement, dated December 19, 2008.

10.3	Addendum to Credit Line Agreement, dated December 19, 2008.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED

Date: February 5, 2009	By	/s/ Wayne M. Fortun Wayne M. Fortun
President and Chief Executive Officer

Date: February 5, 2009	By	/s/ John A. Ingleman

John A. Ingleman
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Page
3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).	Incorporated by Reference

3.2	Restated By-Laws of HTI, as amended December 3, 2008 (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 12/9/08).	Incorporated by Reference

10.1	Credit Line Account Application and Agreement for Organizations and Business, dated December 19, 2008, by and between HTI and UBS Credit Corp.	Filed Electronically

10.2	Addendum to Credit Line Account Application and Agreement, dated December 19, 2008.	Filed Electronically

10.3	Addendum to Credit Line Agreement, dated December 19, 2008.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically