Form 10-Q
period 2009-03-29
HUTCHINSON TECHNOLOGY INC
filed 2009-05-07
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☑
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
As of May 4, 2009, the registrant had 23,348,093 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except shares and per share data)

	March 29,	September 28,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$184,610	$62,309
Short-term investments (Note 4)	10,854	108,944
Trade receivables, net	42,872	100,928
Other receivables	7,268	8,847
Inventories	69,624	76,459
Other current assets	4,875	7,326

Total current assets	320,103	364,813

Long-term investments (Note 4)	97,199	92,166
Property, plant and equipment, net	337,828	415,088
Other assets	7,002	9,220

	$762,132	$881,287

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$91,562	$1,444
Accounts payable	18,215	26,519
Accrued expenses	12,455	14,537
Accrued compensation	30,540	21,178

Total current liabilities	152,772	63,678

Convertible subordinated notes	225,000	375,000
Long-term debt, less current maturities	61,242	2,498
Other long-term liabilities	1,657	3,009
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,172,000 and 22,941,000 issued and outstanding	232	229
Additional paid-in capital	375,889	371,965
Accumulated other comprehensive loss (income)	1,338	(869)
Accumulated (loss) earnings	(55,998)	65,777

Total shareholders’ investment	321,461	437,102

	$762,132	$881,287

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Net sales	$79,004	$143,844	$198,675	$316,921
Cost of sales	90,778	124,903	210,582	265,063

Gross (loss) profit	(11,774)	18,941	(11,907)	51,858

Research and development expenses	7,454	10,260	16,337	20,670
Selling, general and administrative expenses	14,934	18,436	31,350	36,799
Severance and other expenses (Note 8)	4,787	—	24,314	—
Asset impairment charge (Note 9)	18,688	—	50,968	—
Litigation charge (Note 14)	—	—	—	2,494

Loss from operations	(57,637)	(9,755)	(134,876)	(8,105)

Other income, net	1,793	688	4,520	1,329
Interest income	928	3,642	2,187	7,915
Interest expense	(2,986)	(2,912)	(5,720)	(5,872)
Gain on extinguishment of debt	—	—	12,175	—

Loss before income taxes	(57,902)	(8,337)	(121,714)	(4,733)
(Benefit) provision for income taxes	(204)	(2,100)	61	(786)

Net loss	$(57,698)	$(6,237)	$(121,775)	$(3,947)

Basic loss per share	$(2.49)	$(0.25)	$(5.28)	$(0.15)

Diluted loss per share	$(2.49)	$(0.25)	$(5.28)	$(0.15)

Weighted-average common shares outstanding	23,160	25,254	23,078	25,747

Weighted-average common and diluted shares outstanding	23,160	25,254	23,078	25,747
See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Twenty-Six Weeks Ended
	March 29,	March 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(121,775)	$(3,947)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	44,757	55,551
Stock-based compensation	2,865	2,953
Benefit for deferred taxes (Note 10)	(67)	(1,278)
Severance and other expenses (Note 8)	12,513	—
Asset impairment charge (Note 9)	50,878	—
Gain on long-term investments	(3,910)	—
Gain on extinguishment of debt, net	(12,175)	—
Loss on disposal of assets	37	570
Litigation charge (Note 14)	—	2,494
Changes in operating assets and liabilities	56,523	17,402

Cash provided by operating activities	29,646	73,745

INVESTING ACTIVITIES:
Capital expenditures	(17,693)	(36,875)
Purchases of marketable securities	(10,852)	(785,301)
Sales/maturities of marketable securities	109,101	831,510

Cash provided by investing activities	80,556	9,334

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,062	7,215
Net proceeds from loan	59,506	—
Repayment of long-term debt	(48,469)	(661)
Repurchase of common stock	—	(47,721)

Cash provided by (used for) financing activities	12,099	(41,167)

Net increase in cash and cash equivalents	122,301	41,912

Cash and cash equivalents at beginning of period	62,309	64,509

Cash and cash equivalents at end of period	$184,610	$106,421

Supplemental cash flow disclosure:
Interest (net of amount capitalized)	$4,748	$5,092
Income taxes	$68	$56
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material impact on our consolidated financial statements. The additional disclosures required by SFAS No. 161 are included in Note 12 below.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007, our fiscal year 2009. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. On September 29, 2008, we adopted SFAS No. 159. We have elected the fair value option on our acceptance of the Rights Offering (described in Note 4 below) that was a part of a settlement to resolve pending litigation related to our auction rate securities (“ARS”) portfolio held with UBS (defined in Note 4 below). The resulting valuation of the Rights Offering is included in “Long-term investments” on our condensed consolidated balance sheet — unaudited. Measuring the Rights Offering at fair value leads to greater symmetry between the accounting for the ARS we hold with other parties and the Rights Offering and more accurately represents the economics of the two assets.
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
(3) FAIR VALUE MEASUREMENTS
We adopted SFAS No. 157 on September 29, 2008, with respect to fair value measurements of (i) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis and (ii) all financial assets and liabilities.
SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability, developed based upon the best information available in the circumstances. The fair value hierarchy prescribed by SFAS No. 157 is broken down into three levels as follows:
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

	Fair Value Measurements at
	March 29, 2009
	Level 1	Level 2	Level 3
Assets
Trading securities
Marketable securities — ARS			$62,023
Available-for-sale
Marketable securities	$10,854
Marketable securities — ARS			$28,286
Rights Offering (described in Note 4 below)			$6,890
Derivatives		$354
Liabilities
Derivatives		$(229)
     The following table reconciles the September 28, 2008 beginning and March 29, 2009 ending balances for items measured at fair value on a recurring basis in the table above that used Level 3 inputs.

		Rights
	ARS	Offering	Total
Balances at September 28, 2008	$92,166	$—	$92,166
Net realized (loss) gain included in Other income	(2,980)	6,890	3,910
Unrealized gain included in other comprehensive income (OCI)	1,423		1,423
Purchases, sales, and settlements, net	(300)		(300)

Balances at March 29, 2009	$90,309	$6,890	$97,199

(4) INVESTMENTS
Our short-term investments are comprised of certificate of deposits, commercial paper, and United States government debt securities. Our long-term investments are comprised of ARS. We account for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as OCI within shareholders’ investment. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in “Other income” on our condensed consolidated statements of operations — unaudited. Trading gains and losses also are included in “Other income.” Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based upon management’s intent and ability to hold these investments.

A summary of our investments as of March 29, 2009, is as follows:

	Cost	Realized		Gross Unrealized		Recorded
	Basis	Gains	Losses	Gains	Losses	Basis

Available-for-sale securities
Short-term investments
Debt securities	$10,844	$—	$—	$10	$—	$10,854

Long-term investments
ARS	30,650	—	3,787	1,423	—	28,286

Total available-for-sale securities	41,494	—	3,787	1,433	—	39,140

Trading securities
Long-term investments
ARS — secured	69,700	—	7,677	—	—	62,023

Other
Rights Offering	—	6,890	—	—	—	6,890

	$111,194	$6,890	$11,464	$1,433	$—	$108,053

As of March 29, 2009, our short-term investments mature within one year. Our long-term ARS investments could take until final maturity (up to 38 years) to realize their par value.
As of March 29, 2009, our ARS portfolio had an aggregate par value of $100,350,000. We determine the estimated fair value of our ARS portfolio each quarter. At September 28, 2008, we estimated the fair value of our ARS portfolio to be $92,166,000. As of March 29, 2009, the estimated fair value of our ARS portfolio was $90,309,000. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we hold is based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20% or a one-month LIBOR rate plus 1.50%. Other contractual factors can result in rate restrictions based on the profitability of the issuer or can impose temporary rates that are significantly higher or lower. We continue to earn and receive interest at these contractual rates on our ARS portfolio. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security, the security matures (after a term of up to 38 years), the ARS are repurchased pursuant to the Rights Offering described below or, in light of recent uncertainties in the global credit and financial markets, we may decide not to hold to final maturity if the opportunity arises to sell these securities on reasonable terms.
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

As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit Corp. (“UBS Credit”), which provides us with a line of credit (the “UBS Credit Line”) of approximately $59,500,000 secured only by the ARS we hold in accounts with UBS. As of March 29, 2009, we had drawn down the full amount of the UBS Credit Line. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line.
Our entire ARS portfolio and the Rights Offering are classified as long-term investments on our condensed consolidated balance sheet — unaudited. We believe that long-term classification is appropriate due to the terms of the UBS Settlement, which includes the Rights Offering, and the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments, including the Rights Offering. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded an other than temporary realized loss of $2,980,000, partially offset by an unrealized gain of $1,423,000 for the twenty-six weeks ended March 29, 2009. This overall decline in fair value was due to an unfavorable change in the interest rate spread used in our discounted cash flow model. We elected to adopt SFAS No. 159 (described in Note 2 above) on September 29, 2008, and subsequently elected to treat the portion of our ARS portfolio subject to the Rights Offering as trading securities valued under the fair value method. Accordingly, we recorded a benefit of $8,577,000 as of December 28, 2008, related to the Rights Offering in “Long-term investments” on our condensed consolidated balance sheet — unaudited and a corresponding gain in “Other income” on our condensed consolidated statements of operations — unaudited. As of March 29, 2009, we reduced the estimated fair value of the Rights Offering to $6,890,000. The valuation models we used to estimate the fair market values included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuations are sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.
(5) TRADE RECEIVABLES
We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $42,872,000 at March 29, 2009, and $100,928,000 at September 28, 2008, are net of allowances of $503,000 and $731,000, respectively. As of March 29, 2009, allowances of $503,000 consisted of a $286,000 allowance for doubtful accounts and a $217,000 allowance for sales returns. As of September 28, 2008, allowances of $731,000 consisted of a $32,000 allowance for doubtful accounts and a $699,000 allowance for sales returns. Our trade receivables balance decreased $58,056,000 from September 28, 2008, due to a significant decrease in net sales during the first half of 2009.
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

	Increases in the	Reductions in the
	Allowance Related	Allowance for
	to Warranties	Returns Under
September 28, 2008	Issued	Warranties	March 29, 2009
$699	$956	($1,438)	$217

(6) INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at March 29, 2009, and September 28, 2008:

	March 29,	September 28,
	2009	2008

Raw materials	$25,187	$26,290
Work in process	12,133	15,847
Finished goods	32,304	34,322

	$69,624	$76,459

(7) EARNINGS PER SHARE
Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed (i) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” using the treasury stock method for outstanding stock options and the if-converted method for the $90,066,000 outstanding aggregate principal amount of our 2.25% Convertible Subordinated Notes due 2010 (the “2.25% Notes”), and (ii) in accordance with Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” for the $225,000,000 outstanding aggregate principal amount of our 3.25% Convertible Subordinated Notes due 2026, and is calculated to compute the dilutive effect of potential common shares using net loss available to common shareholders.
A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008

Net loss	$(57,698)	$(6,237)	$(121,775)	$(3,947)
Plus: interest expense on convertible subordinated notes	—	—	—	—
Less: additional profit-sharing expense and income tax provision	—	—	—	—

Net loss available to common shareholders	$(57,698)	$(6,237)	$(121,775)	$(3,947)

Weighted-average common shares outstanding	23,160	25,254	23,078	25,747
Dilutive potential common shares	—	—	—	—

Weighted-average common and diluted shares outstanding	23,160	25,254	23,078	25,747

Basic loss per share	$(2.49)	$(0.25)	$(5.28)	$(0.15)

Diluted loss per share	$(2.49)	$(0.25)	$(5.28)	$(0.15)

Diluted loss per share for the thirteen weeks and twenty-six weeks ended March 29, 2009, excludes potential common shares of 0 and 121,000, respectively, using the treasury stock method and potential common shares of 3,018,000 and 3,747,000, respectively, using the if-converted method for the 2.25% Notes, as they are antidilutive. Diluted loss per share for the thirteen weeks and twenty-six weeks ended March 30, 2008, excludes potential common shares of 4,000 and 64,000, respectively, using the treasury stock method and potential common shares of 5,027,000 using the if-converted method for the 2.25% Notes, as they are antidilutive.

(8) SEVERANCE AND OTHER EXPENSES
A summary of our severance and other expenses as of March 29, 2009, is as follows:

	Severance and	Other
	Benefits	Expenses	Total

Accrual balances, September 28, 2008	$—	$—	$—
Restructuring charges (1)	19,527	—	19,527

Accrual balances, December 28, 2008	$19,527	$—	$19,527

Restructuring charges	4,662	125	4,787
Cash payments	(11,676)	(125)	(11,801)

Accrual balances, March 29, 2009	$12,513	$—	$12,513

(1)	Includes $551,000 of expenses specific to our BioMeasurement Division.
In response to weakening demand and due to changing and uncertain market and economic conditions, we have taken actions to reduce our cost structure in 2009. During the first quarter of 2009, we announced a restructuring plan that included eliminating positions company-wide. During January 2009, we eliminated approximately 1,380 positions. The workforce reduction resulted in a charge for severance and other expenses of $19,527,000, which was included in our financial results for the thirteen weeks ended December 28, 2008. As of March 29, 2009, $7,654,000 of that severance remains to be paid which is expected to occur during the third quarter of 2009.
During the second quarter of 2009, in response to further weakened demand for suspension assemblies, we took actions to further restructure the company and reduce our overall cost structure in our Disk Drive Components Division. We will close our Sioux Falls, South Dakota, facility by the end of June 2009 and consolidate the related suspension assembly operations into our Eau Claire, Wisconsin, and Hutchinson, Minnesota, sites. The assembly operations consolidation will result in a net elimination of approximately 220 positions. In addition, we have consolidated photoetching operations into our Hutchinson, Minnesota, site and trace operations into our Eau Claire, Wisconsin, site to achieve improvements in efficiency and facility utilization and to reduce operating costs. We also reduced the workforce in our components operation in Eau Claire, Wisconsin, by approximately 100 positions. Our total workforce reductions, including these reductions in Sioux Falls, South Dakota, and Eau Claire, Wisconsin, and the approximately 1,380 positions we eliminated in the first quarter of 2009, total approximately 1,700 positions. The second quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,787,000 which is expected to be paid during the third and fourth quarters of 2009.
Other expenses include $125,000 of costs related to the Sioux Falls, South Dakota facility closure and assembly consolidation actions. We estimate our financial results for the last two quarters of 2009 will include approximately $800,000 to $1,300,000 of additional related other cash expenses.
See Note 16 below for additional severance and other expenses incurred after March 29, 2009.
(9) ASSET IMPAIRMENT
During the first quarter of 2009, we recorded non-cash impairment charges of $32,280,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations. The impairment review was triggered by weakened demand for suspension assemblies and uncertain future market conditions. In response to these conditions, we have made, and continue to make, structural changes to consolidate some of our component and assembly manufacturing among our sites.
During the second quarter of 2009, in response to further weakened demand for suspension assemblies, we took actions to further restructure the company and reduce our overall cost structure in our Disk Drive Components Division. We will close our Sioux Falls, South Dakota, facility by the end of June 2009 and consolidate the related suspension assembly operations into our Eau Claire, Wisconsin, and Hutchinson, Minnesota, sites. In addition, we have consolidated photoetching operations into our Hutchinson, Minnesota, site and trace operations into our Eau Claire, Wisconsin, site to achieve improvements in efficiency and facility utilization and to reduce operating costs. As a result of these restructuring actions, we recorded additional non-cash impairment charges of $18,688,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations.
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
See Note 16 below for additional asset impairment incurred after March 29, 2009.
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
Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. As of March 29, 2009, and September 28, 2008, we have applied a full valuation allowance of $148,701,000 and $101,042,000, respectively, against our deferred tax assets. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance was appropriate. Accordingly, as of September 28, 2008, we concluded based on SFAS No. 109 guidelines that a full valuation allowance was needed. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.
The income tax benefit of $204,000 and $2,100,000 for the thirteen weeks ended March 29, 2009, and March 30, 2008, respectively, were based on an estimated annual effective tax rate benefit of 0.1% and 31%, respectively. The annual effective tax rate decreased compared to the thirteen weeks ended March 30, 2008, due to our projected loss for 2009 and the effect of a full valuation allowance being applied to our deferred tax assets. The income tax provision for the thirteen weeks ended March 29, 2009, relates primarily to certain provisions of the American Recovery and Reinvestment Act of 2009 (the “ARRA”) that permit certain tax credits to be converted into cash refunds in lieu of claiming bonus depreciation.
The income tax provision of $61,000 and the income tax benefit of $786,000 for the twenty-six weeks ended March 29, 2009, and March 30, 2008, respectively, were based on an estimated annual effective tax rate of 0.1% and a benefit of 31%, respectively. The annual effective tax rate for the second quarter of 2009 decreased compared to the twenty-six weeks ended March 30, 2008, due to our projected loss for 2009 and the effect of a full valuation allowance being applied to our deferred tax assets. The income tax provision for the twenty-six weeks ended March 29, 2009, consists primarily of foreign income tax expense, offset by certain provisions of the ARRA that permit certain tax credits to be converted into cash refunds in lieu of claiming bonus depreciation.

(11) LONG-TERM DEBT
Effective December 19, 2008, we entered into the UBS Settlement to provide liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The UBS Settlement provides for certain arrangements, one of which is our acceptance of the Rights Offering.
As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit, which provides us with the UBS Credit Line of approximately $59,500,000 secured only by the ARS we hold in accounts with UBS. As of March 29, 2009, we had drawn down the full amount of the UBS Credit Line. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line.
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
During November 2008, we repurchased a portion of the outstanding 2.25% Notes (the “Note Repurchase”). We spent $47,423,000 to repurchase $59,934,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 21 percent. The repurchases leave $90,066,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased Notes were cancelled. The resulting gain of $12,175,000 is reported in the line item “Gain on extinguishment of debt” in our condensed consolidated statements of operations — unaudited.
On November 5, 2008, we and our wholly-owned subsidiary Hutchinson Technology Asia, Inc. (“HTA”), amended our second amended and restated loan agreement (the “Amendment”) relating to our credit facility (the “Credit Facility”) with Bank of America N.A. (“BofA”). The Amendment provided for reducing the credit commitment from $50,000,000 to $25,000,000 within 90 days of entering into the Amendment or on the first date on which we sign an agreement, note or similar document with respect to a loan secured by our ARS as permitted by the Credit Facility. The Amendment also adjusted the Credit Facility’s maturity date to December 1, 2009, provided for a blanket lien on substantially all of our and HTA’s non-real estate assets, increased the maximum allowable debt to total capital ratio to 0.60 to 1.00, increased the Credit Facility’s pricing to LIBOR plus 2% or Prime plus 2% and increased to 0.5% the fee to be paid on the unused amount of the Credit Facility. On December 19, 2008, the credit commitment was reduced to $25,000,000 as we entered into a loan agreement with UBS Credit secured by the ARS we hold in accounts with UBS. As of March 29, 2009, we had no outstanding loans under the Credit Facility. Letters of credit outstanding under the Credit Facility totaled $1,250,000 as of such date, resulting in $23,750,000 of remaining availability under this facility.
(12) DERIVATIVES
In March 2008, the FASB issued SFAS No. 161, which amends SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted SFAS No. 161 in the second quarter of 2009.
The purpose of our commodity hedging activities is to protect the values of our cash flows that are exposed to commodity price movement and reduce commodity price-related volatility in our consolidated statements of operations. We have established policies governing our use of derivative instruments. It is our policy to enter into derivative transactions only to the extent true exposures exist. We do not use derivative instruments for trading or speculative purposes, nor are we party to any leveraged derivative instruments or any instruments for which the fair market values are not available from independent third parties. We manage counter-party risk by entering into derivative contracts only with major financial institutions with investment grade credit ratings The terms of certain derivative instruments contain a credit clause under which each party has a right to settle at market if the other party is downgraded below investment grade.
We evaluate hedge effectiveness at inception and on an ongoing basis, taking into account whether the derivatives used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on forward rates.
We discontinue hedge accounting when (i) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative expires, is sold or terminated; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) our management determines that designating the derivative as a hedging instrument is no longer appropriate. The gain or loss on a derivative is generally reclassified to net income immediately upon discontinuation. When hedge accounting is discontinued but the derivative remains outstanding, we carry the derivative at its fair value on the balance sheet and recognize future changes in its fair value as cost of sales.
The fair values of these hedge contracts are recorded on our condensed consolidated balance sheet — unaudited in “Other current assets” or “Accrued expenses,” as appropriate. The effective portion is reflected in accumulated OCI. The amount is net of tax, with a full valuation allowance recorded against it. The gains and losses on these contracts are recorded in cost of sales as the commodity is consumed. Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in fair value of the anticipated commodity purchases and is recorded in cost of sales.
During 2008 and the first half of 2009, we entered into contracts to hedge gold commodity price risks through February 2010. The contracts essentially established a fixed price for the underlying commodity and were designated and qualified as effective cash flow hedges of purchases of gold. At March 29, 2009, we had gold hedge purchase contracts outstanding to cover approximately 7,900 troy ounces of gold purchases. To maintain compliance with our established policies, in response to reduced demand for our suspension assemblies, we entered into offsetting gold hedge sale contracts to cover 3,500 troy ounces outstanding. We hedge exposures as far as 12 months in advance, with generally one to three contracts per quarter.
As of March 29, 2009, $112,000 of deferred net losses, net of tax, on both outstanding and matured derivatives accumulated in OCI are expected to be reclassified to net income during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the average monthly London PM gold fix rates in effect when our outstanding contracts mature.
The following table presents the fair value of our derivative instruments as of March 29, 2009:

	Asset Derivatives		Liability Derivatives
	2009		2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS No. 133 (commodity contracts)	Other current assets	$216	Accrued expenses	$1

Derivatives not designated as hedging instruments under SFAS No. 133 (commodity contracts)	Other current assets	$138	Accrued expenses	$228

Total derivatives		$354		$229

The following tables present the amounts affecting our consolidated statements of operations for the thirteen and twenty-six weeks ended March 29, 2009:

Location of Gain or
(Loss)
Derivatives in SFAS			Reclassified from
No. 133 Cash Flow	Amount of Gain or (Loss)		Accumulated OCI	Amount of Gain or (Loss)
Value Hedging	Recognized in OCI on Derivative		into Income	Reclassified from Accumulated
Relationships	(Effective Portion)		(Effective Portion)	OCI into Income (Effective Portion)
	Thirteen	Twenty-Six		Thirteen	Twenty-Six
	Weeks Ended	Weeks Ended		Weeks Ended	Weeks Ended
	March 29,	March 29,		March 29,	March 29,
	2009	2009		2009	2009

Commodity contracts	$1,368	$925	Cost of sales	$(678)	$(1,509)

Location of Gain or (Loss)
	Recognized in Income on	Amount of Gain or (Loss)
Derivatives in SFAS	Derivative (Ineffective	Recognized in Income
No. 133 Cash Flow	Portion and Amount	on Derivative (Ineffective Portion and
Value Hedging	Excluded from	Amount Excluded from
Relationships	Effectiveness Testing)	Effectiveness Testing)
		Thirteen	Twenty-Six
		Weeks Ended	Weeks Ended
		March 29,	March 29,
		2009	2009

Commodity contracts	Cost of sales	$(41)	$(50)

Derivatives Not	Location of Gain or
Designated as	(Loss) Recognized	Amount of Gain or (Loss)
Hedging Instruments	in Income on	Recognized in Income
under SFAS No. 133	Derivative	on Derivative
		Thirteen Weeks	Twenty-Six Weeks
		Ended March 29,	Ended March 29,
		2009	2009

Commodity contracts	Cost of sales	$308	$(90)
The following table summarizes the pre-tax activity in OCI related to these contracts:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Beginning of period unrealized loss in accumulated OCI	$1,480	$—	$1,037	$—
Decrease in fair value of derivative instruments	(708)	(718)	(481)	(718)
Losses reclassified from OCI into cost of sales	(678)	—	(1,509)	—
Gains of dedesignated derivative instruments reclassified from OCI into cost of sales	18	—	1,065	—

End of period unrealized loss in accumulated OCI	$112	$(718)	$112	$(718)

(13) STOCK-BASED COMPENSATION
We have an employee stock purchase plan that provides for the sale of our common stock at discounted purchase prices. The cost per share under this plan is 85% of the lesser of the fair market value of our common stock on the first or last day of the purchase period, as defined. The discount associated with this plan has been recorded as compensation expense. In March 2009, our board of directors approved the suspension of our employee stock purchase plan, effective April 1, 2009.

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
We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $1,309,000 and $1,729,000 for the thirteen weeks ended March 29, 2009, and March 30, 2008, respectively; and $2,865,000 and $2,953,000 for the twenty-six weeks ended March 29, 2009, and March 30, 2008, respectively. As of March 29, 2009, $6,245,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 16 months.
We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the twenty-six weeks ended March 29, 2009, and March 30, 2008, were $1.98 and $12.77, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Twenty-Six Weeks Ended
	March 29,	March 30,
	2009	2008

Risk-free interest rate	1.9%	3.6%
Expected volatility	60.0%	40.0%
Expected life (in years)	7.7	7.7
Dividend yield	—	—
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.
Option transactions during the twenty-six weeks ended March 29, 2009, are summarized as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual	Aggregate
	Number of Shares	Exercise Price ($)	Life (yrs.)	Intrinsic Value ($)

Outstanding at September 28, 2008	3,394,388	25.37	5.4	—
Granted	726,650	3.03
Exercised	0
Expired	(299,825)	26.23

Outstanding at March 29, 2009	3,821,213	21.05	6.0	49

Options vested or expected to vest at March 29, 2009	3,800,451	21.26	6.0	46

Options exercisable at March 29, 2009	2,387,676	25.22	4.2	—

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
Range of	Number	Contractual	Weighted-Average	Number	Weighted-Average
Exercise Prices ($)	Outstanding	Life (yrs.)	Exercise Price ($)	Exercisable	Exercise Price ($)
3.03-20.00	1,273,930	6.0	10.06	537,730	18.84
20.01-25.00	1,109,117	5.1	23.19	876,280	23.25
25.01-30.00	850,516	7.7	26.79	387,516	27.48
30.01-45.06	587,650	5.1	32.53	586,150	32.53

Total	3,821,213	6.0	21.05	2,387,676	25.22

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
Effective December 19, 2008, we entered into the UBS Settlement to provide liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The UBS Settlement provided for certain arrangements, one of which was our acceptance of the Rights Offering. As part of the UBS Settlement, we also entered into the UBS Credit Line. The UBS Settlement also provides for the mutual release by the parties of all claims for damages against each other relating to the sale of ARS by UBS to us, and for the dismissal with prejudice of the pending litigation between the parties. On December 29, 2008, we filed a notice of voluntary dismissal with prejudice regarding the pending litigation between UBS and us.
On November 14, 2008, we filed an action in United States District Court for the District of Minnesota against Citigroup Inc., and one of its affiliates (collectively, “Citigroup”). The action alleged that Citigroup misrepresented ARS to us as highly-liquid, safe investments appropriate for short-term investing that were equivalent to cash or money market instruments. On December 18, 2008, we filed a notice of voluntary dismissal without prejudice regarding the pending litigation between Citigroup and us due to an account agreement containing an arbitration clause that was identified subsequent to the filing of that action. We are pursuing our available remedies against Citigroup through the Financial Industry Regulatory Authority.
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
(15) SEGMENT REPORTING
We follow the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about each segment’s products, services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a company for making operating decisions and assessing financial performance. Our Chief Executive Officer is considered to be our chief operating decision maker.
We have determined that we have two reportable segments: the Disk Drive Components Division and the BioMeasurement Division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our most recent Annual Report on Form 10-K.
The following table represents net sales by product for each reportable segment and operating loss for each reportable segment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Net sales:
Disk Drive Components Division:
Suspension assemblies	$76,198	$141,339	$193,465	$312,903
Other products	2,348	2,318	4,487	3,651

Total Disk Drive Components Division	78,546	143,657	197,952	316,554
BioMeasurement Division	458	187	723	367

	$79,004	$143,844	$198,675	$316,921

(Loss) income from operations:
Disk Drive Components Division	$(51,388)	$(3,985)	$(121,989)	$2,836
BioMeasurement Division	(6,249)	(5,770)	(12,887)	(10,941)

	$(57,637)	$(9,755)	$(134,876)	$(8,105)

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.
(16) SUBSEQUENT EVENT
Subsequent to quarter end, we announced additional actions to reduce costs and improve cash flow to adjust to market conditions and the expected phase out of suspension assembly shipments to our customer, Seagate Technology, over the next 18 to 24 months. The restructuring actions include eliminating approximately 300 additional positions, bringing our overall employment to approximately 2,500 by the end of the third quarter of 2009. We estimate our financial results for the quarter ending June 28, 2009, will include approximately $25,000,000 of severance and asset impairment charges related to these restructuring actions.

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
Our Disk Drive Components Division is a leading supplier of suspension assemblies for disk drives. Suspension assemblies are precise electro-mechanical components that hold a disk drive’s read/write head at microscopic distances above the drive’s disks. Our innovative product solutions help customers improve yields, increase reliability and enhance disk drive performance, thereby increasing the value they derive from our products.
Our BioMeasurement Division is focused on bringing to the market new technologies and products that provide information clinicians can use to improve the quality of health care. Late in calendar 2006, we began selling the InSpectra® StO2 System for perfusion status monitoring. This noninvasive device provides a continuous, real-time and direct measurement of tissue oxygen saturation (StO2), an indicator of perfusion status. By helping clinicians instantly detect changes in a patient’s perfusion status, the InSpectra StO2 System helps clinicians reduce risks and costs by enabling faster and more precise assessment of oxygen delivery to vital organs and tissue in critical care settings. Our BioMeasurement Division has incurred an operating loss of $12,887,000 for the twenty-six weeks ended March 29, 2009, and we expect to continue to incur additional losses for the remainder of 2009.
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
In the long-term, we believe that end user demand for storage capacity will continue to increase as evolving consumer electronics and computing applications continue to require storage devices with increased capacity and functionality, which will increase disk drive demand and, therefore, suspension assembly demand. In the first quarter of 2009, however, world-wide demand for disk drives and suspension assemblies weakened during what is normally a seasonally stronger part of the year. During the second quarter of 2009, disk drive and suspension assembly demand continued to decline. As a result, our suspension assembly sales volume decreased 31% from the prior quarter. In addition, we were recently notified by our customer, Seagate Technology, that it intends to phase out its procurement of suspension assemblies from us. We estimate this change will occur over the next 18 to 24 months. Shipments to Seagate Technology are expected to decline to less than 10% of our suspension assembly volume in our fourth quarter of 2009, and the remaining volume will be phased out subsequently. The following table shows our five largest customers for the thirteen weeks ended March 29, 2009, as a percentage of net sales.

Percentage of
Customer	Net Sales

Western Digital Corporation	40%
SAE Magnetics, Ltd./TDK Corporation	33%
Seagate Technology	19%
Fujitsu	4%
Hitachi	2%

We currently have little visibility into future demand. In the short-term, demand is likely to remain weak, as compared to 2008, and pricing will be under pressure. In addition, drive manufacturers are focusing on moving to higher areal density points and improving yields, which could lower suspension assembly demand. Based on these lower suspension demand projections and continued downward pressure on our average selling price, we expect our annual net sales to decline in 2009, which will contribute to an expected net loss for 2009.
The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

	Suspension Assembly Shipments by Quarter
	2008				2009
	First	Second	Third	Fourth	First	Second
Suspension assembly shipment quantities	213	179	189	209	155	107
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
The first quarter 2009 shipments decreased significantly due to a decline in world-wide disk drive shipments and a reduction of inventories in the supply chain. Despite the decline in overall quarterly volume, we estimate that our market share was about flat compared to the preceding quarter. Our second quarter 2009 shipments decreased primarily due to lower demand for disk drives, lower disk drive production as the drive makers reduced inventory levels and a modest loss of overall market share. The share loss was primarily in the 2.5-inch ATA segment and was partially offset by share gains in the 3.5-inch ATA segment. We expect our third quarter 2009 shipments to increase from our second quarter shipments, in contrast to the historical norm of a decrease in that quarter. As noted above, shipments to Seagate Technology are expected to decline significantly in our fourth quarter 2009, but we continue to ramp suspension assembly programs with all the other disk drive manufacturers.
Our average selling price declined to $0.71 in the second quarter of 2009, down $0.05 from the first quarter of 2009 and down $0.09 from the second quarter of 2008. The decline in average selling price for the second quarter of 2009 was primarily due to a shift in product mix as our combined shipments for the mobile and enterprise segments declined more than 50% sequentially, while shipments for the 3.5-inch ATA segment increased by approximately 15%. The year-over-year decline in average selling price was larger than our historical pricing declines for similar periods due to the shift in product mix and competitive pressures. We expect continued downward pressure on our average selling price in the second half of 2009, although not to the extent seen in the first half of 2009.
Gross loss in the second quarter of 2009 was 15%, down from 0% in the first quarter of 2009, primarily due to the substantial decline in net sales, which reduced our ability to cover our fixed costs, and excess capacity. The gross loss included a $7,800,000 gross profit burden related to TSA+ flexure production. Increased TSA+ volume and further yield improvements helped reduce this burden from $9,500,000 in the first quarter of 2009. We expect our TSA+ shipments to further increase in subsequent quarters and the associated ramp of TSA+ production will continue to reduce the gross profit burden.
In response to weakening demand and due to changing and uncertain market and economic conditions, we have taken actions to reduce our cost structure in 2009. During the first quarter of 2009, we announced a restructuring plan that included eliminating positions company-wide. During January 2009, we eliminated approximately 1,380 positions. The workforce reduction resulted in a charge for severance and other expenses of $19,527,000, which was included in our financial results for the thirteen weeks ending December 28, 2008. In addition, we implemented a 5% pay reduction for all employees not affected by the workforce reduction. As of March 29, 2009, $7,654,000 of that severance remains to be paid which is expected to occur during the third quarter of 2009. The workforce and pay reductions are part of our strategy to reduce our overall cost structure and strengthen our cash position.

During the first quarter of 2009, we recorded non-cash impairment charges of $32,280,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations. The impairment review was triggered by weakened demand for suspension assemblies and uncertain future market conditions. In response to these conditions, we have made, and continue to make, structural changes to consolidate some of our component and assembly manufacturing among our sites.
During the second quarter of 2009, in response to further weakened demand for suspension assemblies, we took actions to further restructure the company and reduce our overall cost structure in our Disk Drive Components Division. We will close our Sioux Falls, South Dakota, facility by the end of June 2009 and consolidate the related suspension assembly operations into our Eau Claire, Wisconsin, and Hutchinson, Minnesota, sites. The assembly operations consolidation will result in a net elimination of approximately 220 positions. In addition, we have consolidated photoetching operations into our Hutchinson, Minnesota, site and trace operations into our Eau Claire, Wisconsin, site to achieve improvements in efficiency and facility utilization and to reduce operating costs. We also reduced the workforce in our components operation in Eau Claire, Wisconsin by approximately 100 positions. Our total workforce reductions, including these reductions in Sioux Falls, South Dakota and Eau Claire, Wisconsin, and the approximately 1,380 positions we eliminated in the first quarter of 2009, total approximately 1,700 positions. The second quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,787,000, which is expected to be paid during the third and fourth quarters of 2009.
Other expenses include $125,000 of costs related to the Sioux Falls, South Dakota facility closure and assembly consolidation actions. We estimate our financial results for the last two quarters of 2009 will include approximately $800,000 to $1,300,000 of additional related other cash expenses.
During the second quarter of 2009, in response to further weakened demand for suspension assemblies and as a result of the additional restructuring actions in the second quarter discussed above, we recorded non-cash impairment charges of $18,688,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations.
Subsequent to the end of our second quarter of 2009, we announced additional actions to reduce costs and improve cash flow will be taken that will help us to meet the current portion of our debt obligations and make strategic investments as needed. We are further restructuring the company to adjust to market conditions and the expected phase out of suspension assembly shipments to our customer, Seagate Technology, over the next 18 to 24 months. The restructuring actions include eliminating approximately 300 additional positions, bringing our overall employment to about 2,500 by the end of the third quarter of 2009. We estimate our financial results for the quarter ending June 28, 2009, will include approximately $25,000,000 of severance and asset impairment charges related to these restructuring actions.
We estimate these additional restructuring and cost reduction actions in the third quarter of 2009 will produce another $50,000,000 in annualized cost savings. Combined with actions we have already taken this year, we estimate that we have reduced our cost structure by approximately $175,000,000 on an annualized basis. The full benefit of these cost reductions will be realized in our fourth quarter of 2009. This will position the company to generate positive free cash flow (Cash provided by operating activities – Capital expenditures) at quarterly revenue of $85,000,000 to $90,000,000. A deterioration in our business, however, or further disruption in the global credit and financial markets and related continuing adverse economic conditions, could further adversely affect our results of operations and financial condition.
During the first quarter of 2009, we increased our production of TSA+ suspension assemblies compared with the preceding quarter due to the improved reliability, yields and output of our TSA+ volume production line. Our continuous focus on process optimization resulted in improved efficiency which has begun to reduce the financial burden of ramping this process. Our TSA+ shipments increased to about 10,000,000 in the second quarter of 2009, up from 4,500,000 in the preceding quarter, and the majority of those shipments were for one customer program. We expect our TSA+ shipments to further increase in subsequent quarters and the associated ramp of TSA+ production volume will continue to reduce the gross profit burden related to TSA+ flexure production. At currently anticipated levels of demand, our existing TSA+ volume line should provide sufficient capacity for our customer’s needs in 2009. We expect the full transition to TSA+ suspensions to take place over the next five to seven years, with the pace of transition determined primarily by our capacity levels and the pace at which disk drive makers introduce and ramp programs requiring additive processing. In order to meet customer requirements, we expect to produce an increasing amount of our suspension assemblies using purchased additive flexures.
We spent $39,711,000 on research and development in 2008 compared to $55,245,000 in 2007. In 2007, we continued development of the additive processes required for our TSA+ suspension assemblies and development of new process technologies for next-generation suspension assembly products and equipment. The decrease in 2008 was primarily attributable to $11,018,000 of lower expenses primarily related to the classification of the costs of running the TSA+ manufacturing lines as cost of sales beginning in the fourth quarter of 2007. Research and development spending specific to our BioMeasurement Division was $4,767,000 in 2008 and $4,207,000 in 2007. During the first half of 2009, we spent $16,337,000 on research and development, with $2,268,000 specific to our BioMeasurement Division. We expect our research and development spending in 2009 will be approximately $30,000,000.
For 2008, our capital expenditures were $65,603,000, primarily for TSA+ suspension production capacity, new program tooling and deployment of new process technology and capability improvements. Capital spending for the first half of 2009 was $17,693,000. We expect our capital expenditures to total less than $30,000,000 in 2009, primarily for tooling and manufacturing equipment for new process technology and capability improvements.
RESULTS OF OPERATIONS
Thirteen Weeks Ended March 29, 2009, vs. Thirteen Weeks Ended March 30, 2008
Net sales for the thirteen weeks ended March 29, 2009, were $79,004,000, compared to $143,844,000 for the thirteen weeks ended March 30, 2008, a decrease of $64,840,000. Suspension assembly sales decreased $65,141,000 from the thirteen weeks ended March 30, 2008, due to decreased suspension assembly unit shipments and our average selling price decreasing from $0.80 to $0.71 during the same period due to competitive pressures and a higher mix of suspension assemblies for the 3.5-inch ATA segment, which typically has a lower average selling price. The decrease in unit shipments was primarily due to lower demand for disk drives, lower disk drive production as the drive makers reduced inventory levels and loss of market share.
Gross loss for the thirteen weeks ended March 29, 2009, was $11,774,000, compared to gross profit of $18,941,000 for the thirteen weeks ended March 30, 2008, a decrease of $30,715,000. Gross profit as a percent of net sales was negative 15% and positive 13% for the thirteen weeks ended March 29, 2009,and March 30, 2008, respectively. The lower gross profit was primarily due to the substantial decline in net sales, which reduced our ability to cover our fixed costs, and excess capacity. Cost of sales also included higher costs associated with TSA+ flexure production, which reduced gross profit by $7,800,000 for the thirteen weeks ended March 29, 2009, compared to $8,800,000 for the thirteen weeks ended March 30, 2008.
Research and development expenses for the thirteen weeks ended March 29, 2009, were $7,454,000, compared to $10,260,000 for the thirteen weeks ended March 30, 2008, a decrease of $2,806,000. The decrease was primarily related to lower labor expenses due to reduced headcount.
Selling, general and administrative expenses for the thirteen weeks ended March 29, 2009, were $14,934,000, compared to $18,436,000 for the thirteen weeks ended March 30, 2008, a decrease of $3,502,000. The reduction was primarily due to lower expenses, including reductions in labor expenses resulting from reduced headcount, depreciation expenses, professional service expenses and recruitment and relocation expenses.
During the second quarter of 2009, in response to further weakened demand for suspension assemblies, we took actions to further restructure the company and reduce our overall cost structure in our Disk Drive Components Division. We will close our Sioux Falls, South Dakota, facility by the end of June 2009 and consolidate the related suspension assembly operations into our Eau Claire, Wisconsin, and Hutchinson, Minnesota, sites. The assembly operations consolidation will result in a net elimination of approximately 220 positions. In addition, we have consolidated photoetching operations into our Hutchinson, Minnesota, site and trace operations into our Eau Claire, Wisconsin, site to achieve improvements in efficiency and facility utilization and to reduce operating costs. We also reduced the workforce in our components operation in Eau Claire, Wisconsin, by approximately 100 positions. The second quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,787,000, which is expected to be paid during the third and fourth quarters of 2009.
During the second quarter of 2009, in response to further weakened demand for suspension assemblies and as a result of the additional restructuring actions in the second quarter discussed above, we recorded non-cash impairment charges of $18,688,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations.
Loss from operations for the thirteen weeks ended March 29, 2009, included a $6,249,000 loss from operations for our BioMeasurement Division, compared to a $5,770,000 loss from BioMeasurement operations for the thirteen weeks ended March 30, 2008. The increased loss from BioMeasurement operations was due to higher allocated expenses from corporate departments as the business has grown and severance expenses.
Interest income for the thirteen weeks ended March 29, 2009, was $928,000, compared to $3,642,000 for the thirteen weeks ended March 30, 2008, a decrease of $2,714,000. The decrease in interest income was primarily due to lower investment yields as the result of an overall low interest rate environment.
Other income, net of other expenses, for the thirteen weeks ended March 29, 2009, was $1,793,000, compared to $688,000 for the thirteen weeks ended March 30, 2008, an increase of $1,105,000. The increase in other income was primarily due to an increase of $3,193,000 from a gain we recognized for our auction rate securities (“ARS”) held with UBS, which was offset by a $1,687,000 loss in the value of the securities subject to the Rights Offering. See “Liquidity and Capital Resources” below for a discussion of our ARS held with UBS and the related Rights Offering.
The income tax benefit of $204,000 and $2,100,000 for the thirteen weeks ended March 29, 2009, and March 30, 2008, respectively, were based on an estimated annual effective tax rate benefit of 0.1% and 31%, respectively. The annual effective tax rate decreased compared to the thirteen weeks ended March 30, 2008, due to our projected loss for 2009 and the effect of a full valuation allowance being applied to our deferred tax assets. The income tax provision for the thirteen weeks ended March 29, 2009, relates primarily to certain provisions of the American Recovery and Reinvestment Act of 2009 (the “ARRA”) that permit certain tax credits to be converted into cash refunds in lieu of claiming bonus depreciation.
Twenty-Six Weeks Ended March 29, 2009, vs. Twenty-Six Weeks Ended March 30, 2008
Net sales for the twenty-six weeks ended March 29, 2009, were $198,675,000, compared to $316,921,000 for the twenty-six weeks ended March 30, 2008, a decrease of $118,246,000. Suspension assembly sales decreased $119,438,000 from the twenty-six weeks ended March 30, 2008, due to decreased suspension assembly unit shipments and our average selling price decreasing from $0.80 to $0.74 during the same period due to competitive pressures. The decrease in unit shipments was primarily due to lower demand for disk drives, lower disk drive production as the drive makers reduced inventory levels and loss of market share.
Gross loss for the twenty-six weeks ended March 29, 2009, was $11,907,000, compared to gross profit $51,858,000 for the twenty-six weeks ended March 30, 2008, a decrease of $63,765,000. Gross profit as a percent of net sales was negative 6% and positive 16% for the twenty-six weeks ended March 29, 2009,and March 30, 2008, respectively. The lower gross profit was primarily due to the substantial decline in net sales, which reduced our ability to cover our fixed costs, and excess capacity. Cost of sales also included higher costs associated with TSA+ flexure production, which reduced gross profit by $17,300,000 for the twenty-six weeks ended March 29, 2009, compared to $16,300,000 for the twenty-six weeks ended March 30, 2008.
Research and development expenses for the twenty-six weeks ended March 29, 2009, were $16,337,000, compared to $20,670,000 for the twenty-six weeks ended March 30, 2008, a decrease of $4,333,000. The decrease was primarily related to lower labor expenses due to reduced headcount.
Selling, general and administrative expenses for the twenty-six weeks ended March 29, 2009, were $31,350,000, compared to $36,799,000 for the twenty-six weeks ended March 30, 2008, a decrease of $5,449,000. The reduction was primarily due to lower expenses, including reductions in labor expenses resulting from reduced headcount, depreciation expenses, professional service expenses and recruitment and relocation expenses.
In response to weakening demand and due to changing and uncertain market and economic conditions, we have taken actions to reduce our cost structure in 2009. During the first quarter of 2009, we announced a restructuring plan that included eliminating positions company-wide. During January 2009, we eliminated approximately 1,380 positions. The workforce reduction resulted in a charge for severance and other expenses of $19,527,000, which was included in our financial results for the thirteen weeks ended December 28, 2008. As of March 29, 2009, $7,654,000 of that severance remains to be paid which is expected to occur during the third quarter of 2009. In addition, we implemented a 5% pay reduction for all employees not affected by the workforce reduction. The workforce and pay reductions were completed by the end of January 2009 and are part of our strategy to reduce our overall cost structure and strengthen our cash position.
During the first quarter of 2009, we recorded non-cash impairment charges of $32,280,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations. The impairment review was triggered by weakened demand for suspension assemblies and uncertain future market conditions. In response to these conditions, we have made, and continue to make, structural changes to consolidate some of our component and assembly manufacturing among our sites.
During the second quarter of 2009, we took actions to further restructure the company and reduce our overall cost structure in our Disk Drive Components Division. We will close our Sioux Falls, South Dakota, facility by the end of June 2009 and consolidate the related suspension assembly operations into our Eau Claire, Wisconsin, and Hutchinson, Minnesota, sites. The assembly operations consolidation will result in a net elimination of approximately positions. In addition, we have consolidated photoetching operations into our Hutchinson, Minnesota, site and trace operations into our Eau Claire, Wisconsin, site to achieve improvements in efficiency and facility utilization and to reduce operating costs. We also reduced the workforce in our components operation in Eau Claire, Wisconsin, by approximately 100 positions. The second quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,787,000, which is expected to be paid during the third and fourth quarters of 2009.
During the second quarter of 2009, in response to further weakened demand for suspension assemblies and as a result of the additional restructuring actions in the second quarter discussed above, we recorded non-cash impairment charges of $18,688,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations.
During the first quarter of 2008, we recorded a litigation charge of $2,494,000, which was reduced in our fourth quarter of 2008 to $2,003,000, related to the settlement of a class-action lawsuit. The lawsuit challenged our pay practices pertaining to the time certain production employees spend gowning and ungowning at the beginning and end of their shifts and meal breaks. The charge was comprised of settlement payments to these employees and payment of their attorney’s fees and expenses.
Loss from operations for the twenty-six weeks ended March 29, 2009, included a $12,887,000 loss from operations for our BioMeasurement Division, compared to a $10,941,000 loss from BioMeasurement operations for the twenty-six weeks ended March 30, 2008. The increased loss from BioMeasurement operations was due to higher allocated expenses from corporate departments as the business has grown and severance expenses.
Interest income for the twenty-six weeks ended March 29, 2009, was $2,187,000, compared to $7,915,000 for the twenty-six weeks ended March 30, 2008, a decrease of $5,728,000. The decrease in interest income was primarily due to lower investment yields as the result of an overall low interest rate environment.
Other income, net of other expenses, for the twenty-six weeks ended March 29, 2009, was $4,520,000, compared to $1,329,000 for the twenty-six weeks ended March 30, 2008, an increase of $3,191,000. The increase in other income was primarily due to an increase of $6,890,000 from a gain in the value of the securities subject to the Rights Offering, which was offset by a $2,980,000 loss we recognized due to an impairment of our ARS held with UBS. See “Liquidity and Capital Resources” below for a discussion of our ARS held with UBS and the related Rights Offering.

During November 2008, we repurchased a portion of our outstanding 2.25% Notes (the “Note Repurchase”). We spent $47,423,000 to repurchase $59,934,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 21 percent. The repurchases leave $90,066,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased Notes were cancelled. The resulting gain of $12,175,000 is included in our condensed consolidated financial statements.
The income tax provision of $61,000 and the income tax benefit of $786,000 for the twenty-six weeks ended March 29, 2009, and March 30, 2008, respectively, were based on an estimated annual effective tax rate of 0.1% and a benefit of 31%, respectively. The annual effective tax rate decreased compared to the twenty-six weeks ended March 30, 2008, due to our projected loss for 2009 and the effect of a full valuation allowance being applied to our deferred tax assets. The income tax provision for the twenty-six weeks ended March 29, 2009, consists primarily of foreign income tax expense offset by certain provisions of the ARRA that permit certain tax credits to be converted into cash refunds in lieu of claiming bonus depreciation.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents, short- and long-term investments, cash flow from operations and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents increased from $62,309,000 at September 28, 2008, to $184,610,000 at March 29, 2009. Our short- and long-term investments decreased from $201,110,000 to $108,053,000 during the same period. In total, our cash and cash equivalents and short- and long-term investments increased by $29,244,000. This increase is primarily due to $59,506,000 of net proceeds drawn from the UBS Credit Line (defined below), $29,646,000 of cash generated from operations, and $1,062,000 in net proceeds from issuances of our common stock from our employee stock purchase plan during the first half of 2009. These increases were partially offset by $48,469,000 for repayments of long-term debt and $17,693,000 for capital expenditures. The cash generated from operations is net of $11,801,000 of severance and other expenses for the twenty six weeks ended March 29, 2009.
As of March 29, 2009, our ARS portfolio had an aggregate par value of $100,350,000. We determine the estimated fair value of our ARS portfolio each quarter. At September 28, 2008, we estimated the fair value of our ARS portfolio to be $92,166,000. As of March 29, 2009, the estimated fair value of our ARS portfolio was $90,309,000. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we hold is based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20% or a one-month LIBOR rate plus 1.50%. Other contractual factors can result in rate restrictions based on the profitability of the issuer or can impose temporary rates that are significantly higher or lower. We continue to earn and receive interest at these contractual rates on our ARS portfolio. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security, or the security matures (after a term of up to 38 years), pursuant to the ARS rights discussed below or, in light of recent uncertainties in the global credit and financial markets, we may decide not to hold to final maturity if the opportunity arises to sell these securities on reasonable terms. There is no assurance that future auctions of securities in our ARS portfolio will be successful. As a result, our ability to voluntarily liquidate and recover the carrying value of some or our entire ARS portfolio may be limited for an indefinite period of time (up to a maximum of each security’s final maturity date). This limitation could negatively affect our overall liquidity.
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
As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit Corp. (“UBS Credit”), which provides us with a line of credit (the “UBS Credit Line”) of approximately $59,500,000 secured only by the ARS we hold in accounts with UBS. As of March 29, 2009, we had drawn down the full amount of the UBS Credit Line. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line.
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
We will continue to assess the impact that the current illiquidity of a portion of our ARS will have on our ability to execute our current business plan. Our current business plan, however, is subject to change depending on, among other things, deterioration in our business, further disruption in the global credit and financial markets and related continuing adverse economic conditions, and our ability to execute our current business plan may in the future be impacted by the continued illiquidity of our ARS investments.
During November 2008, we completed the Note Repurchase. We spent $47,423,000 to repurchase $59,934,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 21 percent. The repurchases leave $90,066,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased Notes were cancelled. The resulting gain of $12,175,000 is included in our condensed consolidated financial statements. We may from time to time seek to prepay or retire our outstanding debt through cash purchases in open market or privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
On November 5, 2008, we and our wholly-owned subsidiary Hutchinson Technology Asia, Inc. (“HTA”), amended our second amended and restated loan agreement (the “Amendment”) relating to our credit facility (the “Credit Facility”) with Bank of America N.A. (“BofA”). The Amendment provided for reducing the credit commitment from $50,000,000 to $25,000,000 within 90 days of entering into the Amendment or the first date on which we sign an agreement, note or similar document with respect to a loan secured by our ARS as permitted by the Credit Facility. The Amendment also adjusted the Credit Facility’s maturity date to December 1, 2009, provided for a blanket lien on substantially all of our and HTA’s non-real estate assets, increased the maximum allowable debt to total capital ratio to 0.60 to 1.00, increased the Credit Facility’s pricing to LIBOR plus 2% or Prime plus 2% and increased to 0.5% the fee to be paid on the unused amount of the Credit Facility. On December 19, 2008, the credit commitment was reduced to $25,000,000 as we entered into a loan agreement with UBS Credit secured by the ARS we hold in accounts with UBS. As of March 29, 2009, we had no outstanding loans under the Credit Facility. Letters of credit outstanding under the Credit Facility totaled $1,250,000 as of such date, resulting in $23,750,000 of remaining availability under the facility.
The financial covenants to which we were subject as of March 29, 2009, are contained in the Credit Facility loan agreement, as amended. The covenants include shareholder distribution limitations, debt-related ratios and cash and earnings coverage tests. We had no outstanding loans under the Credit Facility at any time during 2008 or the first half of 2009. As of March 29, 2009, we were in compliance with all financial covenants in the Credit Facility loan agreement, as amended. Because we do not intend to incur additional debt under the Credit Facility before its maturity date of December 1, 2009, and because we are uncertain as to our ability to comply with the financial covenants in future periods, we plan to terminate the Credit Facility in the third quarter of 2009. We are determining alternative means to support the letters of credit that were outstanding under the Credit Facility as of March 29, 2009.
A further deterioration in our business, however, or further disruption in the global credit and financial markets and related continuing adverse economic conditions would impact our ability to obtain new financing. We may not be able to obtain new financing on terms acceptable to us, including covenants that we will be able to comply with in the short-term. We do not currently plan to seek new financing, but if we are unable to obtain new financing, if and when necessary, our future financial results and liquidity could be materially adversely affected.
Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $17,693,000 for the twenty-six weeks ended March 29, 2009, compared to $36,875,000 for the twenty-six weeks ended March 30, 2008, a decrease of $19,182,000. We currently anticipate capital expenditures to be less than $30,000,000 in 2009, primarily for tooling and manufacturing equipment for new process technology and capability improvements. This anticipated reduction in our capital expenditures from $65,603,000 in 2008 is due to the weakened demand in 2009 and our actions to reduce our overall cost structure and strengthen our cash position. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents and short- and long-term investments or additional financing, if available given current credit market conditions and our operating performance.
During 2008 and the first half of 2009, we entered into contracts to hedge gold commodity price risks through October 2009. The fair value of these contracts recorded on our condensed consolidated balance sheet was $354,000, included in “Other current assets,” and $229,000, included in “Accrued expenses.” The effective portion is reflected in accumulated other comprehensive income. The amount is net of tax, with a full valuation allowance recorded against it. The gains and losses on these contracts are recorded in cost of sales as the commodities are consumed. Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in fair value of the anticipated commodity purchases and is recorded in cost of sales. See Note 12 of the Notes to Condensed Consolidated Financial Statements — Unaudited, in Item 1, above, for additional information on our derivative instruments.
In light of current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our current debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations and additional financing, if needed and as available given current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, obligations at maturity of our 2.25% Notes in March 2010, other debt service requirements, debt and equity repurchases and capital expenditures through 2010. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be certain that we will be able to raise additional capital on reasonable terms or at all, if needed.
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
As of March 29, 2009, we had fixed rate debt of $318,299,000, which reflects a decrease of $59,934,000 from the end of our most recently completed fiscal year. This decrease resulted from the Note Repurchase. At March 29, 2009, our fixed rate debt had a fair market value of approximately $142,115,000.
As of March 29, 2009, the fair market value of all derivative contracts on our condensed consolidated balance sheet was a net gain of $125,000 due to fluctuating market prices. See Note 12 of the Notes to Condensed Consolidated Financial Statements — Unaudited, in Item 1, above, for additional information on our derivative instruments.
As of March 29, 2009, our ARS portfolio had an aggregate par value of $100,350,000. We determine the estimated fair value of our ARS portfolio each quarter. At September 28, 2008, we estimated the fair value of our ARS portfolio to be $92,166,000. As of March 29, 2009, the estimated fair value of our ARS portfolio was $90,309,000. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we hold is based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20% or a one-month LIBOR rate plus 1.50%. Other contractual factors can result in rate restrictions based on the profitability of the issuer or can impose temporary rates that are significantly higher or lower. We continue to earn and receive interest at these contractual rates on our ARS portfolio. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security, the security matures (after a term of up to 38 years), the ARS are repurchased pursuant to the Rights Offering described below or, in light of recent uncertainties in the global credit and financial markets, we may decide not to hold to final maturity if the opportunity arises to sell these securities on reasonable terms.

Effective December 19, 2008, we entered into the UBS Settlement to provide liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The UBS Settlement provides for certain arrangements, one of which is our acceptance of the Rights Offering.
As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit, which provided us with the UBS Credit Line of approximately $59,500,000 secured only by the ARS we hold in accounts with UBS. As of March 29, 2009, we had drawn down the full amount of the UBS Credit Line. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line.
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
Our entire ARS portfolio and the Rights Offering are classified as long-term investments on our condensed consolidated balance sheet. We believe that long-term classification is appropriate due to the terms of the UBS Settlement, which includes the Rights Offering, and the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments, including the Rights Offering. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded an other than temporary realized loss of $2,980,000, partially offset by an unrealized gain of $1,423,000 for the twenty-six weeks ended March 29, 2009. This overall decline in fair value was due to an unfavorable change in the interest rate spread used in our discounted cash flow model. We elected to adopt Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”)SFAS No. 159 (described in Note 2 of the Notes to Condensed Consolidated Financial Statements — Unaudited, in Item 1, above) on September 29, 2008, and subsequently elected to treat the portion of our ARS portfolio subject to the Rights Offering as trading securities valued under the fair value method. Accordingly, we recorded a benefit of $6,890,000 related to the Rights Offering in “Long-term investments” on our condensed consolidated balance sheet and a corresponding gain in “Other income” on our condensed consolidated statements of operations. The valuation models we used to estimate the fair market values included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuations are sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.
We will continue to assess the impact that the current illiquidity of a portion of our ARS will have on our ability to execute our current business plan. Our current business plan, however, is subject to change depending on, among other things, deterioration in our business, further disruption in the global credit and financial markets and related continuing adverse economic conditions, and our ability to execute our current business plan may in the future be impacted by the continued illiquidity of our ARS investments.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 29, 2009, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
ITEM 1A. RISK FACTORS
We may not be able to generate enough cash or secure enough capital to service our existing debt obligations or execute our current and future business plans.
     In the first half of 2009, we experienced significant reductions in demand for and shipments of our suspension assemblies due primarily to lower demand for disk drives, lower disk drive production as the drive makers reduced inventories and a loss of market share. Our operating results have been adversely affected by this decrease in demand. In addition, we announced in April 2009 that Seagate Technology, which represented approximately 19% of our overall net sales for the thirteen weeks ended March 29, 2009, notified us that it intends to phase out its procurement of suspension assemblies from us. We expect that the change in this major customer’s procurement plan will reduce our overall market share and may impact our ability to generate cash. Our manufacturing capacity also may be underutilized in the future, which would negatively impact our operating results.
     In addition to reductions in demand, we have and will continue to invest substantial amounts in our BioMeasurement Division and in TSA+ flexure volume production. While we expect the financial burden of these investments to decrease, they will likely have a negative impact on our operating results at least through 2010.
     We continue to have significant liquidity needs, including repayment of our 2.25% Notes, which mature in March 2010. Our unfavorable operating results have led to uncertainty regarding our ability to satisfy the covenants in our Credit Facility, which has contributed to our decision to terminate the Credit Facility in the third quarter of 2009. Although we believe that we will be able to meet the current portion of our debt obligations and execute our current business plan, there can be no assurance that we will have access to additional financing, if and when needed in the future.
     Furthermore, we have significant debt obligations beyond 2010. Holders of our $225,000,000 aggregate principal amount of the 3.25% Convertible Subordinated Notes due 2026 may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. If cash flow from operations together with cash and cash equivalents are not sufficient to fund operations, capital expenditures and debt obligations, and we are unable to secure alternative sources of financing, our results of operations, financial condition and liquidity would be materially adversely affected.
The following risk factor has changed since their inclusion in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008:
Current and future disruptions in the global credit and financial markets and our plans to terminate our credit facility will limit our access to credit, which could negatively impact our business.
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
     In addition, we plan to terminate our existing credit facility in the third quarter of 2009. Deterioration in our business or further disruptions in the global credit and financial markets could result in further reductions in our access to credit, which could materially adversely affect our results of operations, financial condition and liquidity.
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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of Shareholders on January 28, 2009, for the purpose of electing nine directors and ratifying the appointment of Deloitte & Touche LLP as our independent registered public accountants. Results of shareholder voting on these matters were as follows:
1.	Election of nine directors for a one-year term:

	For	Withheld
W. Thomas Brunberg	17,854,382	1,999,931
Archibald Cox, Jr.	18,314,158	1,540,155
Wayne M. Fortun	18,954,300	900,013
Jeffrey W. Green	18,968,183	886,130
Gary D. Henley	19,011,528	842,785
Russell Huffer	17,965,479	1,888,834
William T. Monahan	18,349,768	1,504,545
Richard B. Solum	18,441,839	1,412,474
Thomas R. VerHage	17,962,659	1,891,654

		For	Against	Abstain	Broker Non-Vote
2.	Ratification of the appointment of Deloitte & Touche LLP as independent registered public accountants for the 2009 fiscal year.	18,098,572	1,707,646	48,095	0

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

HUTCHINSON TECHNOLOGY INCORPORATED
Date: May 7, 2009	By	/s/ Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date: May 7, 2009	By	/s/ John A. Ingleman
John A. Ingleman
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Page
3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 3, 2008 (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 12/9/08).	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically