Form 10-Q
period 2009-06-28
HUTCHINSON TECHNOLOGY INC
filed 2009-08-05
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☐ No ☐
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
As of August 4, 2009, the registrant had 23,348,093 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except shares and per share data)

	June 28,	September 28,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$149,354	$62,309
Short-term investments, including $3,031 and $1,690 restricted in use (Note 4)	8,930	108,944
Trade receivables, net	62,704	100,928
Other receivables	7,787	8,847
Inventories	48,288	76,459
Assets held for sale (Note 7)	9,904	—
Other current assets	5,703	7,326

Total current assets	292,670	364,813

Long-term investments (Note 4)	93,087	92,166
Property, plant and equipment, net	293,375	415,088
Other assets	6,115	9,220

	$685,247	$881,287

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$66,589	$1,444
Accounts payable	19,716	26,519
Accrued expenses	13,096	14,537
Accrued compensation	16,927	21,178

Total current liabilities	116,328	63,678

Convertible subordinated notes	225,000	375,000
Long-term debt, less current maturities	60,506	2,498
Other long-term liabilities	1,785	3,009
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,348,000 and 22,941,000 issued and outstanding	233	229
Additional paid-in capital	377,473	371,965
Accumulated other comprehensive loss (income)	2,039	(869)
Accumulated (loss) earnings	(98,117)	65,777

Total shareholders’ investment	281,628	437,102

	$685,247	$881,287

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Net sales	$106,105	$150,398	$304,780	$467,319
Cost of sales	104,128	133,886	314,710	398,949

Gross profit (loss)	1,977	16,512	(9,930)	68,370

Research and development expenses	5,723	9,697	22,060	30,367
Selling, general and administrative expenses	13,302	17,791	44,652	54,590
Severance and other expenses (Note 9)	4,894	1,061	29,208	1,061
Asset impairment and other charges (Note 10)	20,841	—	71,809	—
Litigation charge (Note 15)	—	—	—	2,494

Loss from operations	(42,783)	(12,037)	(177,659)	(20,142)

Other income, net	656	526	5,176	1,855
Interest income	689	1,390	2,876	9,305
Interest expense	(2,819)	(2,906)	(8,539)	(8,778)
Gain on extinguishment of debt	1,923	—	14,098	—

Loss before income taxes	(42,334)	(13,027)	(164,048)	(17,760)
Benefit for income taxes	(215)	(4,642)	(154)	(5,428)

Net loss	$(42,119)	$(8,385)	$(163,894)	$(12,332)

Basic loss per share	$(1.80)	$(0.36)	$(7.07)	$(0.50)

Diluted loss per share	$(1.80)	$(0.36)	$(7.07)	$(0.50)

Weighted-average common shares outstanding	23,346	23,212	23,167	24,902

Weighted-average common and diluted shares outstanding	23,346	23,212	23,167	24,902

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Thirty-Nine Weeks Ended
	June 28,	June 29,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(163,894)	$(12,332)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	61,515	83,814
Stock-based compensation	4,054	4,541
Benefit for deferred taxes (Note 11)	(67)	(6,147)
Severance and other expenses (Note 9)	2,155	—
Asset impairment charge (Note 10)	71,669	—
Gain on long-term investments	(4,134)	—
Gain on extinguishment of debt, net	(14,098)	—
(Gain) loss on disposal of assets	(355)	670
Litigation charge (Note 15)	—	2,494
Changes in operating assets and liabilities	55,339	15,157

Cash provided by operating activities	12,184	88,197

INVESTING ACTIVITIES:
Capital expenditures	(18,728)	(53,838)
Purchases of marketable securities	(19,783)	(852,866)
Sales/maturities of marketable securities	124,663	838,836

Cash provided by (used for) investing activities	86,152	(67,868)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,458	7,928
Net proceeds from loan	59,161	—
Repayment of long-term debt	(71,910)	(1,001)
Repurchase of common stock	—	(57,721)

Cash used for financing activities	(11,291)	(50,794)

Net increase (decrease) in cash and cash equivalents	87,045	(30,465)

Cash and cash equivalents at beginning of period	62,309	64,509

Cash and cash equivalents at end of period	$149,354	$34,044

Supplemental cash flow disclosure:
Interest (net of amount capitalized)	$5,284	$5,092
Income taxes	$173	$56
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
(2) ACCOUNTING PRONOUNCEMENTS
In April 2009, the Financial Accounting Standards Board (“FASB”) issued three FASB Staff Positions (each a “FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidelines for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). FSP No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” increases the frequency of fair value disclosures. These FSPs are effective for us for the fiscal quarter ended June 28, 2009. The additional disclosures required by these FSPs are included in Note 4 below. The adoption of these FSPs did not have a material impact on our consolidated financial statements.
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). This staff position specifies that convertible debt instruments that may be settled in cash upon conversion shall be separately accounted for by allocating a portion of the fair value of the instrument as a liability and the remainder as equity. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost over the effective term. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, our fiscal year 2010. We estimate the adoption will result in an increase to 2006 through 2009 non-cash interest expense in the range of approximately $5,000,000 to $9,000,000 per year. The impact to 2010 non-cash interest expense is expected to be an increase of approximately $10,000,000, with an increasing impact in future fiscal years.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material impact on our consolidated financial statements. The additional disclosures required by SFAS No. 161 are included in Note 13 below.
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
In September 2006, the FASB issued SFAS No. 157. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 became effective for fiscal years beginning after November 15, 2007, our fiscal year 2009. The adoption of this statement did not have a material impact on our consolidated financial statements. The additional disclosures required by SFAS No. 157 are included in Note 3 below.
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

	Fair Value Measurements at
	June 28, 2009
	Level 1		Level 2		Level 3
Assets
Trading securities
Marketable securities — ARS	$		$			$63,682
Available-for-sale
Marketable securities		8,930
Marketable securities — ARS						23,966
Rights Offering (described in Note 4 below)						5,439
Derivatives	$			$307	$
The following table reconciles the September 28, 2008 beginning and June 28, 2009 ending balances for items measured at fair value on a recurring basis in the table above that used Level 3 inputs.

		Rights
	ARS	Offering	Total
Balances at September 28, 2008	$92,166	$—	$92,166
Net realized (loss) gain included in other income	(1,305)	5,439	4,134
Unrealized gain included in other comprehensive income (OCI)	1,818	—	1,818
Sales and redemptions	(5,031)	—	(5,031)

Balances at June 28, 2009	$87,648	$5,439	$93,087

(4)  INVESTMENTS
Our short-term investments are comprised of certificates of deposit, United States government debt securities and commercial paper. Our long-term investments are comprised of ARS. We account for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as OCI within shareholders’ investment. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in “Other income” on our condensed consolidated statements of operations — unaudited. Trading gains and losses also are included in “Other income.” Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based upon management’s intent and ability to hold these investments.

A summary of our investments as of June 28, 2009, is as follows:

	Cost	Realized		Gross Unrealized		Recorded
	Basis	Gains	Losses	Gains	Losses	Basis
Available-for-sale securities
Short-term investments
Debt securities	$8,928	$—	$—	$2	$—	$8,930

Long-term investments
ARS	25,200	—	1,630	396	—	23,966

Total available-for-sale securities	34,128	—	1,630	398	—	32,896

Trading securities
Long-term investments
ARS — secured	69,575	—	5,893	—	—	63,682

Other
Rights Offering	—	5,439	—	—	—	5,439

	$103,703	$5,439	$7,523	$398	$—	$102,017

As of June 28, 2009, our short-term investments mature within one year. Our long-term ARS investments could take until final maturity (up to 38 years) to realize their par value.
Our ARS portfolio had an aggregate par value of $100,650,000 at September 28, 2008 and $94,775,000 at June 28, 2009. The reduction in par value was due to sales and redemptions of the ARS that we hold. We determine the estimated fair value of our ARS portfolio each quarter. At September 28, 2008, we estimated the fair value of our ARS portfolio to be $92,166,000. As of June 28, 2009, the estimated fair value of our ARS portfolio was $93,087,000. The increase in fair value from September 28, 2008, includes $5,952,000 of realized and unrealized gains related to the Rights Offering and increased value of ARS due to changes in the interest rate spread used in our discounted cash flow model, as discussed below. These increases were partially offset by $5,875,000 of ARS sales and redemptions for $5,031,000 in cash. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
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
Effective December 19, 2008, we entered into a settlement (the “UBS Settlement”) with UBS AG, UBS Financial Services Inc. and UBS Securities LLC (collectively, “UBS”) to provide liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The UBS Settlement provides for certain arrangements, one of which is our acceptance of an offer by UBS to issue to us ARS rights (the “Rights Offering”), which allow us to require

UBS to repurchase at par value all of the ARS held by us in accounts with UBS at any time during the period from June 30, 2010, through July 2, 2012 (if our ARS have not previously been sold by us or by UBS on our behalf or redeemed by the respective issuers of those securities). In addition, UBS has the right to sell the ARS it holds on our behalf at any time on or before July 2, 2012, as long as we are paid the par value of the securities upon their disposition.
As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit Corp. (“UBS Credit”), which provides us with a line of credit (the “UBS Credit Line”) secured only by the ARS we hold in accounts with UBS. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line. As of June 28, 2009, we currently have drawn down $59,161,000 of the UBS Credit Line available to us. UBS Credit may demand payment of borrowings under the UBS Credit Line only if it provides a replacement credit facility on substantially the same terms to us that is fully advanced in the amount of the then outstanding principal of the UBS Credit Line, or if it repurchases all of the pledged ARS at par.
Our entire ARS portfolio and the Rights Offering are classified as long-term investments on our condensed consolidated balance sheet — unaudited. We believe that long-term classification is appropriate due to the terms of the UBS Settlement, which includes the Rights Offering, and the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments, including the Rights Offering. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded an unrealized gain of $1,818,000, partially offset by an other than temporary realized loss of $1,305,000 for the thirty-nine weeks ended June 28, 2009. This overall increase in fair value was due to a favorable change in the interest rate spread used in our discounted cash flow model. We elected to adopt SFAS No. 159 (described in Note 2 above) on September 29, 2008, and subsequently elected to treat the portion of our ARS portfolio subject to the Rights Offering as trading securities valued under the fair value method. Accordingly, we recorded a benefit of $8,577,000 as of December 28, 2008, related to the Rights Offering in “Long-term investments” on our condensed consolidated balance sheet — unaudited and a corresponding gain in “Other income” on our condensed consolidated statements of operations — unaudited. As of June 28, 2009, we reduced the estimated fair value of the Rights Offering to $5,439,000. The valuation models we used to estimate the fair market values included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuations are sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.
As of June 28, 2009, we have $3,031,000 of short-term investments that are restricted in use. These amounts are cover an outstanding letter of credit, a security for our self-insured workers compensation programs and market positions on outstanding gold hedges.
(5) TRADE RECEIVABLES
We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $62,704,000 at June 28, 2009, and $100,928,000 at September 28, 2008, are net of allowances of $586,000 and $731,000, respectively. As of June 28, 2009, allowances of $586,000 consisted of a $321,000 allowance for doubtful accounts and a $265,000 allowance for sales returns. As of September 28, 2008, allowances of $731,000 consisted of a $32,000 allowance for doubtful accounts and a $699,000 allowance for sales returns. Our trade receivables balance decreased $38,224,000 from September 28, 2008, due to a significant decrease in net sales during 2009.

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

	Increases in the	Reductions in the
	Allowance Related	Allowance for
	to Warranties	Returns Under
September 28, 2008	Issued	Warranties	June 28, 2009
$699	$1,135	($1,569)	$265
(6) INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at June 28, 2009, and September 28, 2008:

	June 28,	September 28,
	2009	2008
Raw materials	$19,727	$26,290
Work in process	10,870	15,847
Finished goods	17,691	34,322

	$48,288	$76,459

(7) ASSETS HELD FOR SALE
On May 15, 2009, we entered into an agreement to sell our real property in Sioux Falls, South Dakota and certain related personal property for cash consideration of $12,000,000. The sale closed subsequent to quarter end. We estimate that the sale will result in a gain of approximately $1,900,000 to be recorded in the fourth quarter of 2009. As of June 28, 2009, we had $9,904,000 of assets held for sale, which were primarily related to the Sioux Falls, South Dakota facility and other assets, as shown in Assets held for sale in our condensed consolidated balance sheets - unaudited.
(8) EARNINGS PER SHARE
Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed (i) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” using the treasury stock method for outstanding stock options and the if-converted method for the $65,066,000 outstanding aggregate principal amount of our 2.25% Convertible Subordinated Notes due 2010 (the “2.25% Notes”), and (ii) in accordance with Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” for the $225,000,000 outstanding aggregate principal amount of our 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”), and is calculated to compute the dilutive effect of potential common shares using net loss available to common shareholders.

A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Net loss	$(42,119)	$(8,385)	$(163,894)	$(12,332)
Plus: interest expense on convertible subordinated notes	—	—	—	—
Less: additional profit-sharing expense and income tax provision	—	—	—	—

Net loss available to common shareholders	$(42,119)	$(8,385)	$(163,894)	$(12,332)

Weighted-average common shares outstanding	23,346	23,212	23,167	24,902
Dilutive potential common shares	—	—	—	—

Weighted-average common and diluted shares outstanding	23,346	23,212	23,167	24,902

Basic loss per share	$(1.80)	$(0.36)	$(7.07)	$(0.50)

Diluted loss per share	$(1.80)	$(0.36)	$(7.07)	$(0.50)

Diluted loss per share for the thirteen weeks and thirty-nine weeks ended June 28, 2009, excludes potential common shares of 0 and 50,000, respectively, using the treasury stock method and potential common shares of 2,180,000, using the if-converted method for the 2.25% Notes, as they are antidilutive. Diluted loss per share for the thirteen weeks and thirty-nine weeks ended June 29, 2008, excludes potential common shares of 3,467,000 and 2,877,000, respectively, using the treasury stock method and potential common shares of 5,027,000 using the if-converted method for the 2.25% Notes, as they are antidilutive.
(9) SEVERANCE AND OTHER EXPENSES
A summary of our severance and other expenses as of June 28, 2009, is as follows:

	Severance and	Other
	Benefits	Expenses	Total

Accrual balances, September 28, 2008	$—	$—	$—
Restructuring charges (1)	19,527	—	19,527

Accrual balances, December 28, 2008	$19,527	$—	$19,527

Restructuring charges	4,662	125	4,787
Cash payments	(11,676)	(125)	(11,801)

Accrual balances, March 29, 2009	$12,513	$—	$12,513

Restructuring charges (2)	4,542	352	4,894
Cash payments	(14,900)	(352)	(15,252)

Accrual balances, June 28, 2009	$2,155	$—	$2,155

(1)	Includes $551,000 of expenses specific to our BioMeasurement Division

(2)	Includes $281,000 of expenses specific to our BioMeasurement Division.
In response to weakened demand and due to changing and uncertain market and economic conditions, we have taken actions to reduce our cost structure in 2009. During the first quarter of 2009, we announced a restructuring plan that included eliminating positions company-wide. During January 2009, we eliminated approximately 1,380 positions. The workforce reduction resulted in a charge for severance and other expenses of $19,527,000, which was included in our financial results for the thirteen weeks ended December 28, 2008. As of June 28, 2009, the full amount of that severance has been paid.
During the second quarter of 2009, in response to further weakened demand for suspension assemblies, we took actions to further restructure the company and reduce our overall cost structure in our Disk Drive Components Division. We initiated the closure of our Sioux Falls, South Dakota facility, which we completed at the end of June 2009, and consolidated the related suspension assembly operations into our Eau Claire, Wisconsin and Hutchinson, Minnesota sites. The assembly operations consolidation resulted in a net elimination of approximately 220 positions. In addition, we consolidated photoetching operations into our Hutchinson, Minnesota site and trace operations into our Eau Claire, Wisconsin site to achieve improvements in efficiency and facility utilization and to reduce operating costs. We also reduced the workforce in our components operation in Eau Claire, Wisconsin by approximately 100 positions. The second quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,787,000. As of June 28, 2009, $1,928,000 of that severance remains to be paid, which is expected to occur during the fourth quarter of 2009.
During the third quarter of 2009, we took additional actions to further restructure the company to adjust to market conditions and the expected phase out of suspension assembly shipments to our customer, Seagate Technology. The restructuring actions included eliminating approximately 300 additional positions, bringing our overall employment to about 2,500 positions at the end of the third quarter of 2009. The third quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,894,000. As of June 28, 2009, $227,000 of that severance remains to be paid, which is expected to occur during the fourth quarter of 2009.
Other expenses include $477,000 of costs related to the Sioux Falls, South Dakota facility closure and assembly consolidation actions. We estimate our financial results for the fourth quarter of 2009 will include approximately $300,000 to $500,000 of additional related other cash expenses.
(10) ASSET IMPAIRMENT
During the first quarter of 2009, we recorded non-cash impairment charges of $32,280,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations. The impairment review was triggered by weakened demand for suspension assemblies and uncertain future market conditions. In response to these conditions, we made structural changes to consolidate some of our component and assembly manufacturing among our sites.
During the second quarter of 2009, in response to further weakened demand for suspension assemblies, we took actions to further restructure the company and reduce our overall cost structure in our Disk Drive Components Division. We initiated the closure of our Sioux Falls, South Dakota facility, which we completed at the end of June 2009, and consolidated the related suspension assembly operations into our Eau Claire, Wisconsin and Hutchinson, Minnesota sites. In addition, we consolidated photoetching operations into our Hutchinson, Minnesota site and trace operations into our Eau Claire, Wisconsin site to achieve improvements in efficiency and facility utilization and to reduce operating costs. As a result of these restructuring actions, we recorded additional non-cash impairment charges of $18,688,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations.
During the third quarter of 2009, we took additional actions to further restructure the company to adjust to market conditions and the expected phase out of suspension assembly shipments to our customer, Seagate Technology. We recorded additional non-cash impairment charges of $20,841,000 for the impairment of long-lived assets primarily related to assembly manufacturing equipment in our Disk Drive Components Division.
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

(11) INCOME TAXES
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
Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. As of June 28, 2009, and September 28, 2008, we have applied a full valuation allowance of $159,204,000 and $101,042,000, respectively, against our deferred tax assets. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance was appropriate. Accordingly, as of September 28, 2008, we concluded based on SFAS No. 109 guidelines that a full valuation allowance was needed. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.
The income tax benefit of $215,000 and $4,642,000 for the thirteen weeks ended June 28, 2009, and June 29, 2008, respectively, were based on an estimated annual effective tax rate benefit of 0.4% and 31%, respectively. The annual effective tax rate decreased compared to the thirteen weeks ended June 29, 2008, due to our projected loss for 2009 and the effect of a full valuation allowance being applied to our deferred tax assets. The income tax benefit for the thirteen weeks ended June 28, 2009, relates primarily to certain provisions of the American Recovery and Reinvestment Act of 2009 (the “ARRA”) that permit certain tax credits to be converted into cash refunds in lieu of claiming bonus depreciation.
The income tax benefit of $154,000 and $5,428,000 for the thirty-nine weeks ended June 28, 2009, and June 29, 2008, respectively, were based on an estimated annual effective tax rate of 0.1% and a benefit of 31%, respectively. The annual effective tax rate for the third quarter of 2009 decreased compared to the thirty-nine weeks ended June 28, 2008, due to our projected loss for 2009 and the effect of a full valuation allowance being applied to our deferred tax assets. The income tax provision for the thirty-nine weeks ended June 28, 2009, consists primarily of foreign income tax expense, offset by certain provisions of the ARRA that permit certain tax credits to be converted into cash refunds in lieu of claiming bonus depreciation.
(12) LONG-TERM DEBT
The fair values of our 2.25% Notes and 3.25% Notes are estimated based on the closing market price of the respective notes as of the end of the fiscal quarter. The estimated fair values of these notes are as follows:

	June 28, 2009		September 28, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
2.25% Notes	$65,066	$61,243	$150,000	$132,014
3.25% Notes	$225,000	$98,156	$225,000	$132,390
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
As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit, which provides us with the UBS Credit Line secured only by the ARS we hold in accounts with UBS. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line. As of June 28, 2009, we currently have drawn down $59,161,000 of the UBS Credit Line available to us.
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
During November 2008, we repurchased a portion of the outstanding 2.25% Notes. We spent $47,423,000 to repurchase $59,934,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 21 percent. After these repurchases, we had $90,066,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $12,175,000 is reported in the line item “Gain on extinguishment of debt” in our condensed consolidated statements of operations — unaudited.
During June 2009, we repurchased additional 2.25% Notes. We spent $23,000,000 to repurchase $25,000,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately eight percent. After these repurchases, we have $65,066,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $1,923,000 is reported in the line item “Gain on extinguishment of debt” in our condensed consolidated statements of operations — unaudited.
On June 22, 2009, we terminated our credit facility (the “Credit Facility”), which was subject to a Second Amended and Restated Loan Agreement, dated as of December 21, 2007, by and among the company, our wholly-owned subsidiary Hutchinson Technology Asia, Inc. (“HTA”), and Bank of America N.A. (“BofA”), as successor by merger to LaSalle Bank National Association (“LaSalle”). We had previously amended the terms of the Credit Facility on November 5, 2008 by the Second Amendment to Second Amended and Restated Loan Agreement, by and among the company, HTA and BofA. We have cash management accounts at BofA. The Credit Facility, as amended, had a maturity date of December 1, 2009. We terminated the Credit Facility because we did not intend to incur additional debt under it before its maturity date and we were uncertain as to our ability to comply with its financial covenants in future periods. The termination of the Credit Facility included the termination of all liens provided for therein. As of its termination, we had no outstanding loans under the Credit Facility. We did not incur any penalties associated with the termination of the Credit Facility.
(13) DERIVATIVES
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
The purpose of our commodity hedging activities is to protect the values of our cash flows that are exposed to commodity price movement and reduce commodity price-related volatility in our consolidated statements of operations. We have established policies governing our use of derivative instruments. It is our policy to enter into derivative transactions only to the extent true exposures exist. We do not use derivative instruments for trading or speculative purposes, nor are we party to any leveraged derivative instruments or any instruments for which the fair market values are not available from independent third parties. We manage counter-party risk by entering into derivative contracts only with major financial institutions with investment grade credit ratings. The terms of certain derivative instruments contain a credit clause under which each party has a right to settle at market if the other party is downgraded below investment grade.
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
The fair values of these hedge contracts are recorded on our condensed consolidated balance sheet - unaudited in “Other current assets” or “Accrued expenses,” as appropriate. The effective portion is reflected in accumulated OCI. The amount is net of tax, with a full valuation allowance recorded against it. The gains and losses on these contracts are recorded in cost of sales as the commodity is consumed. Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in fair value of the anticipated commodity purchases and is recorded in cost of sales.
During 2008 and the thirty-nine weeks ended June 28, 2009, we entered into contracts to hedge gold commodity price risks through February 2010. The contracts essentially established a fixed price for the underlying commodity and were designated and qualified as effective cash flow hedges of purchases of gold. At June 28, 2009, we had gold hedge purchase contracts outstanding to cover approximately 3,510 troy ounces of gold purchases. To maintain compliance with our established policies, in response to reduced demand for our suspension assemblies, we entered into offsetting gold hedge sale contracts to cover 773 troy ounces outstanding. We hedge exposures as far as 12 months in advance, with generally one to three contracts per quarter.
As of June 28, 2009, $218,000 of deferred net gains on both outstanding and matured derivatives in accumulated OCI are expected to be reclassified to net income during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the average monthly London PM gold fix rates in effect when our outstanding contracts mature.
The following table presents the fair value of our derivative instruments as of June 28, 2009:

	Asset Derivatives		Liability Derivatives
	2009		2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS No. 133 (commodity contracts)	Other current assets	$238	Accrued expenses	$—

Derivatives not designated as hedging instruments under SFAS No. 133 (commodity contracts)	Other current assets	$69	Accrued expenses	$—

Total derivatives		$307		$—

The following tables present the amounts affecting our consolidated statements of operations for the thirteen and thirty-nine weeks ended June 28, 2009:

Location of Gain or
(Loss)
Derivatives in SFAS			Reclassified from
No. 133 Cash Flow	Amount of Gain or (Loss)		Accumulated OCI	Amount of Gain or (Loss)
Value Hedging	Recognized in OCI on Derivative		into Income	Reclassified from Accumulated
Relationships	(Effective Portion)		(Effective Portion)	OCI into Income (Effective Portion)
	Thirteen	Thirty-Nine		Thirteen	Thirty-Nine
	Weeks Ended	Weeks Ended		Weeks Ended	Weeks Ended
	June 28, 2009	June 28, 2009		June 28, 2009	June 28, 2009

Commodity contracts	$329	$1,255	Cost of sales	$306	$1,815

Location of Gain or (Loss)
	Recognized in Income on	Amount of Gain or (Loss)
Derivatives in SFAS	Derivative (Ineffective	Recognized in Income
No. 133 Cash Flow	Portion and Amount	on Derivative (Ineffective Portion and
Value Hedging	Excluded from	Amount Excluded from
Relationships	Effectiveness Testing)	Effectiveness Testing)
		Thirteen Weeks	Thirty-Nine
		Ended	Weeks Ended
		June 28, 2009	June 28, 2009

Commodity contracts	Cost of sales	$—	$(41)

Derivatives Not Designated as	Location of Gain or (Loss) Recognized	Amount of Gain or (Loss)
Hedging Instruments	in Income on	Recognized in Income on
under SFAS No. 133	Derivative	Derivative
		Thirteen Weeks	Thirty-Nine Weeks
		Ended June 28,	Ended June 28,
		2009	2009

Commodity contracts	Cost of sales	$158	$69
The following table summarizes the activity in OCI related to these contracts:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Beginning of period unrealized loss in accumulated OCI	$(112)	$(451)	$(1,037)	$—
Decrease (Increase) in fair value of derivative instruments	24	191	504	(267)
Gains (Losses) reclassified from OCI into cost of sales	306	(18)	1,815	(18)
Gains of dedesignated derivative instruments reclassified from OCI into cost of sales	147		617	—
Settlements	(147)	(299)	(1681)	(292)

End of period unrealized gain (loss) in accumulated OCI	$218	$(577)	$218	$(577)

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
We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $1,189,000 and $1,589,000 for the thirteen weeks ended June 28, 2009, and June 29, 2008, respectively; and $4,054,000 and $4,541,000 for the thirty-nine weeks ended June 28, 2009, and June 29, 2008, respectively. As of June 28, 2009, $4,676,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 13 months.
We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirty-nine weeks ended June 28, 2009, and June 29, 2008, were $1.89 and $12.72, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirty-Nine Weeks Ended
	June 28, 2009	June 29, 2008

Risk-free interest rate	1.9%	3.6%
Expected volatility	60.0%	40.0%
Expected life (in years)	7.7	7.8
Dividend yield	—	—
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.
Option transactions during the thirty-nine weeks ended June 28, 2009, are summarized as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual	Aggregate
	Number of Shares	Exercise Price ($)	Life (yrs.)	Intrinsic Value ($)
Outstanding at September 28, 2008	3,394,388	25.37	5.4	—
Granted	726,650	3.03
Exercised	—
Expired	(468,817)	24.04

Outstanding at June 28, 2009	3,652,221	21.09	6.0	—

Options vested or expected to vest at June 28, 2009	3,651,958	21.09	6.0	—

Options exercisable at June 28, 2009	2,298,587	25.20	4.2	—

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
Range of	Number	Contractual	Weighted-Average	Number	Weighted-Average
Exercise Prices ($)	Outstanding	Life (yrs.)	Exercise Price ($)	Exercisable	Exercise Price ($)
3.03-20.00	1,219,690	6.0	10.20	524,290	18.84
20.01-25.00	1,061,650	5.1	23.20	840,816	23.25
25.01-30.00	805,966	7.7	26.79	370,066	27.48
30.01-45.06	564,915	5.1	32.53	563,415	32.53

Total	3,652,221	6.0	21.09	2,298,587	25.20

(15) LEGAL CONTINGENCIES
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

The following table represents net sales by product for each reportable segment and operating loss for each reportable segment.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Net sales:
Disk Drive Components Division:
Suspension assemblies	$103,234	$147,707	$296,699	$460,610
Other products	2,463	2,461	6,950	6,111

Total Disk Drive Components Division	105,697	150,168	303,649	466,721
BioMeasurement Division	408	230	1,131	598

	$106,105	$150,398	$304,780	$467,319

(Loss) income from operations:
Disk Drive Components Division	$(37,127)	$(6,421)	$(159,116)	$(3,585)
BioMeasurement Division	(5,656)	(5,616)	(18,543)	(16,557)

	$(42,783)	$(12,037)	$(177,659)	$(20,142)

Assets of the BioMeasurement Division are not relevant for management of the BioMeasurement Division segment or significant for disclosure.
(17) SUBSEQUENT EVENT
In accordance with Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”), we evaluated subsequent events after the balance sheet date of June 28, 2009 through August 5, 2009, the date the financial statements were issued.
On May 15, 2009, we entered into an agreement to sell our real property in Sioux Falls, South Dakota and certain related personal property for cash consideration of $12,000,000. The sale closed subsequent to quarter end. We estimate that the sale will result in a gain of approximately $1,900,000, to be recorded in the fourth quarter of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2010” mean our fiscal year ending September 26, 2010, references to “2009” mean our fiscal year ending September 27, 2009, references to “2008” mean our fiscal year ended September 28, 2008, and references to “2007” mean our fiscal year ended September 30, 2007.
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended September 28, 2008 and the MD&A included in our Quarterly Reports on Form 10-Q for the periods ended December 28, 2008 and March 29, 2009.
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
Our BioMeasurement Division is focused on bringing to the market new technologies and products that provide information clinicians can use to improve the quality of health care. Late in calendar 2006, we began selling the InSpectra® StO2 System for perfusion status monitoring. This noninvasive device provides a continuous, real-time and direct measurement of tissue oxygen saturation (StO2), an indicator of perfusion status. By helping clinicians instantly detect changes in a patient’s perfusion status, the InSpectra StO2 System helps clinicians reduce risks and costs by enabling faster and more precise assessment of oxygen delivery to vital organs and tissue in critical care settings. Our BioMeasurement Division has incurred an operating loss of $18,543,000 for the thirty-nine weeks ended June 28, 2009, and we expect to continue to incur additional losses for the remainder of 2009 and 2010.
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
In the long-term, we believe that end user demand for storage capacity will continue to increase as evolving consumer electronics and computing applications continue to require storage devices with increased capacity and functionality, which will increase disk drive demand and, therefore, suspension assembly demand. In the first quarter of 2009, however, world-wide demand for disk drives and suspension assemblies weakened during what is normally a seasonally stronger part of the year. During the second quarter of 2009, disk drive and suspension assembly demand continued to decline. As a result, our suspension assembly sales volume decreased 31% from the prior quarter. In addition, during the third quarter of 2009 we were notified by our customer, Seagate Technology, that it intends to phase out its procurement of suspension assemblies from us. Shipments to Seagate Technology are expected to decline to slightly less than 10% of our suspension assembly volume in our fourth quarter of 2009. Our third quarter 2009 shipments increased 36% compared with the preceding quarter as a result of stronger demand in every segment. The following table shows our five largest customers for the thirteen weeks ended June 28, 2009, as a percentage of net sales.

Percentage of
Customer	Net Sales

SAE Magnetics, Ltd./TDK Corporation	40%
Western Digital Corporation	34%
Seagate Technology	18%
Fujitsu	5%
Hitachi	3%
We have little visibility into future demand. In the short-term, demand is likely to remain weak, as compared to 2008, and pricing will be under pressure. In addition, drive manufacturers are focusing on moving to higher areal density points and improving yields, which could lower suspension assembly demand. Based on these lower suspension demand projections and continued downward pressure on our average selling price, we expect our annual net sales to decline in 2009, which will contribute to an expected net loss for 2009.
The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

	Suspension Assembly Shipments by Quarter
	2008				2009
	First	Second	Third	Fourth	First	Second	Third
Suspension assembly shipment quantities	213	179	189	209	155	107	146
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
Our first quarter 2009 shipments decreased significantly due to an unforeseen decline in world-wide disk drive shipments and a reduction of inventories in the supply chain. Despite the decline in overall quarterly volume, we estimate that our market share was about flat compared to the preceding quarter. Our second quarter 2009 shipments decreased primarily due to lower demand for disk drives, lower disk drive production as the drive makers reduced inventory levels and a modest loss of overall market share. The share loss was primarily in the 2.5-inch ATA segment that was partially offset by share gains in the 3.5-inch ATA segment. Our third quarter 2009 shipments increased 36% compared with the preceding quarter as a result of stronger demand in every segment. Although our shipments to Seagate Technology are expected to decline to slightly less than 10% of our suspension assembly volume in our fourth quarter 2009, we continue to ramp suspension assembly programs with all other disk drive manufacturers. We expect a single-digit percentage sequential decline in our total suspension assembly shipments and net sales in our fourth quarter 2009.
Our average selling price was $0.71 in the second and third quarter of 2009, down $0.05 from the first quarter of 2009 and down $0.08 from the third quarter of 2008. The decline in average selling price from the first quarter to the second quarter of 2009 was primarily due to a shift in product mix as our combined shipments for the mobile and enterprise segments declined more than 50% sequentially, while shipments for the 3.5-inch ATA segment increased by approximately 15%. The year-over-year decline in average selling price was larger than our historical pricing declines for similar periods due to the shift in product mix and competitive pressures. We expect continued downward pressure on our average selling price in the second half of 2009, although not to the extent seen in the first half of 2009.
Gross profit in the third quarter of 2009 was 2% of net sales, up from a gross loss in the second quarter of 2009 of 15%, primarily due to a $27,101,000 sequential quarter increase in net sales. The gross profit benefit of the increased sales was reduced by shipments of higher-cost inventory that was on hand prior to the April 2009 cost reductions. The gross profit included a $7,600,000 cost burden related to TSA+ flexure production. Further yield improvements helped reduce this burden from $7,800,000 in the second quarter of 2009 and, together with increased volume, from $9,500,000 in the first quarter of 2009. We expect our TSA+ shipments to further increase in subsequent quarters and the associated ramp of TSA+ production will continue to reduce the gross profit burden. The second quarter of 2009 gross loss of 15% was down from 0% in the first quarter of 2009, primarily due to the substantial decline in net sales, which reduced our ability to cover our fixed costs, the TSA+ cost burden discussed above and excess capacity.
In response to weakened demand and due to changing and uncertain market and economic conditions, we have taken actions to reduce our cost structure in 2009. During the first quarter of 2009, we announced a restructuring plan that included eliminating positions company-wide. During January 2009, we eliminated approximately 1,380 positions. The workforce reduction resulted in a charge for severance and other expenses of $19,527,000, which was included in our financial results for the thirteen weeks ending December 28, 2008. In addition, we implemented a 5% pay reduction for all employees not affected by the workforce reduction. As of June 28, 2009, the full amount of that severance has been paid. The workforce and pay reductions are part of our strategy to reduce our overall cost structure and strengthen our cash position.
During the first quarter of 2009, we recorded non-cash impairment charges of $32,280,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations. The impairment review was triggered by weakened demand for suspension assemblies and uncertain future market conditions. In response to these conditions, we made structural changes to consolidate some of our component and assembly manufacturing among our sites.
During the second quarter of 2009, in response to further weakened demand for suspension assemblies, we took actions to further restructure the company and reduce our overall cost structure in our Disk Drive Components Division. We initiated the closure of our Sioux Falls, South Dakota facility, which we completed at the end of June 2009, and consolidated the related suspension assembly operations into our Eau Claire, Wisconsin and Hutchinson, Minnesota sites. The assembly operations consolidation resulted in a net elimination of approximately 220 positions. In addition, we consolidated photoetching operations into our Hutchinson, Minnesota site and trace operations into our Eau Claire, Wisconsin site to achieve improvements in efficiency and facility utilization and to reduce operating costs. We also reduced the workforce in our components operation in Eau Claire, Wisconsin by approximately 100 positions. The second quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,787,000. As of June 28, 2009, $1,928,000 of that severance remains to be paid, which is expected to occur during the fourth quarter of 2009.
During the second quarter of 2009, in response to further weakened demand for suspension assemblies and as a result of the restructuring actions in the second quarter discussed above, we recorded additional non-cash impairment charges of $18,688,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations.
During the third quarter of 2009, we took additional actions to reduce costs and improve cash flow, which will help us to meet the current portion of our debt obligations and make strategic investments as needed. We further restructured the company to adjust to market conditions and the expected phase out of suspension assembly shipments to our customer, Seagate Technology. The restructuring actions included eliminating approximately 300 additional positions, bringing our overall employment to about 2,500 positions at the end of the third quarter of 2009. The third quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,894,000. As of June 28, 2009, $227,000 of that severance remains to be paid, which is expected to occur during the fourth quarter of 2009.
Other expenses include $477,000 of costs related to the Sioux Falls, South Dakota facility closure and assembly consolidation actions. We estimate our financial results for the fourth quarter of 2009 will include approximately $300,000 to $500,000 of additional related other cash expenses.
During the third quarter of 2009, as a result of the expected phase out of suspension assembly shipments to our customer, Seagate Technology, and the restructuring actions in the third quarter discussed above, we recorded additional non-cash impairment charges of $20,841,000 for the impairment of long-lived assets primarily related to assembly manufacturing equipment in our Disk Drive Components Division.
We estimate that all of our 2009 restructuring actions have reduced our cost structure by approximately $185,000,000 on an annualized basis compared with 2008 costs. We expect to begin to realize the full benefit of these cost reductions in our fourth quarter of 2009. We estimate that our consolidated fourth quarter 2009 breakeven net sales amount will be approximately $115,000,000. Excluding the remaining severance of $2,155,000, we estimate that approximately

$90,000,000 of consolidated quarterly net sales will be required in our 2009 fourth quarter to generate positive free cash flow (Cash provided by operating activities — Capital expenditures). A deterioration in our business, however, or further disruption in the global credit and financial markets and related continuing adverse economic conditions, could further adversely affect our results of operations and financial condition.
During the first quarter of 2009, we increased our production of TSA+ suspension assemblies compared with the preceding quarter due to the improved reliability, yields and output of our TSA+ volume production line. Our continuous focus on process optimization resulted in improved efficiency which has begun to reduce the financial burden of ramping this process. Our TSA+ shipments increased to about 10,000,000 in both the second and third quarters of 2009, up from 4,500,000 in the first quarter of 2009, and the majority of those shipments were for one customer program. In the fourth quarter of 2009, our TSA+ shipments will potentially double compared to the preceding quarter as a customer’s ramp of a disk drive program accelerates. The associated ramp of TSA+ production volume will continue to reduce the cost burden related to TSA+ flexure production and we expect to eliminate the burden during the second half of 2010. At currently anticipated levels of demand, our existing TSA+ volume line should provide sufficient capacity for our customer’s needs in 2009 and 2010. We expect the industry to fully transition to additive suspensions over the next three to five years. In order to meet customer requirements, we expect to continue to produce a portion of our suspension assemblies using purchased additive flexures.
We spent $39,711,000 on research and development in 2008 compared to $55,245,000 in 2007. In 2007, we continued development of the additive processes required for our TSA+ suspension assemblies and development of new process technologies for next-generation suspension assembly products and equipment. The decrease in 2008 was primarily attributable to $11,018,000 of lower expenses primarily related to the classification of the costs of running the TSA+ manufacturing lines as cost of sales beginning in the fourth quarter of 2007. Research and development spending specific to our BioMeasurement Division was $4,767,000 in 2008 and $4,207,000 in 2007. For the thirty-nine weeks ended June 28, 2009, we spent $22,060,000 on research and development, with $3,326,000 specific to our BioMeasurement Division. We expect our research and development spending in 2009 will be less than $30,000,000.
For 2008, our capital expenditures were $65,603,000, primarily for TSA+ suspension production capacity, new program tooling and deployment of new process technology and capability improvements. Capital spending for the thirty-nine weeks ended June 28, 2009 was $18,728,000, primarily for tooling and manufacturing equipment for new process technology and capability improvements. We expect our capital expenditures to total less than $25,000,000 in 2009.
From time to time we have researched the benefits and feasibility of manufacturing our disk drive products in Asia. We have selected Thailand as the location for establishing an Asian assembly operation with a goal of initiating production in the second half of calendar year 2010. We expect capital expenditures related to establishing the Thailand assembly operation to total $10,000,000 to $15,000,000 in 2010.
RESULTS OF OPERATIONS
Thirteen Weeks Ended June 28, 2009, vs. Thirteen Weeks Ended June 29, 2008
Net sales for the thirteen weeks ended June 28, 2009, were $106,105,000, compared to $150,398,000 for the thirteen weeks ended June 29, 2008, a decrease of $44,293,000. Suspension assembly sales decreased $44,473,000 from the thirteen weeks ended June 29, 2008, due to decreased suspension assembly unit shipments and our average selling price decreasing from $0.79 to $0.71 during the same period due to competitive pressures and a higher mix of suspension assemblies for the 3.5-inch ATA segment, which typically has a lower average selling price. The decrease in unit shipments was primarily due to lower demand for disk drives and loss of market share.
Gross profit for the thirteen weeks ended June 28, 2009, was $1,977,000, compared to gross profit of $16,512,000 for the thirteen weeks ended June 29, 2008, a decrease of $14,535,000. Gross profit as a percent of net sales was 2% and 11% for the thirteen weeks ended June 28, 2009, and June 29, 2008, respectively. The lower gross profit was primarily due to the substantial decline in net sales, which reduced our ability to cover our fixed costs, and excess capacity. Cost of sales also included higher costs associated with TSA+ flexure production, which reduced gross profit by $7,600,000 for the thirteen weeks ended June 28, 2009, compared to $10,339,000 for the thirteen weeks ended June 29, 2008.

Research and development expenses for the thirteen weeks ended June 28, 2009, were $5,723,000, compared to $9,697,000 for the thirteen weeks ended June 29, 2008, a decrease of $3,974,000. The decrease was primarily related to lower labor expenses due to reduced headcount.
Selling, general and administrative expenses for the thirteen weeks ended June 28, 2009, were $13,302,000, compared to $17,791,000 for the thirteen weeks ended June 29, 2008, a decrease of $4,489,000. The reduction was primarily due to lower expenses, including reductions in labor expenses resulting from reduced headcount, depreciation expenses, professional service expenses, supply expenses and advertising expenses.
During the third quarter of 2009, we took additional actions to reduce costs and improve cash flow, which will help us to meet the current portion of our debt obligations and make strategic investments as needed. We further restructured the company to adjust to market conditions and the expected phase out of suspension assembly shipments to our customer, Seagate Technology. The restructuring actions included eliminating approximately 300 additional positions, bringing our overall employment to about 2,500 positions at the end of the third quarter of 2009. The third quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,894,000. As of June 28, 2009, $227,000 of that severance remains to be paid, which is expected to occur during the fourth quarter of 2009.
During the third quarter of 2009, as a result of the expected phase out of suspension assembly shipments to our customer, Seagate Technology, and the restructuring actions in the third quarter discussed above, we recorded additional non-cash impairment charges of $20,841,000 for the impairment of long-lived assets primarily related to assembly manufacturing equipment in our Disk Drive Components Division.
Loss from operations for the thirteen weeks ended June 28, 2009, included a $5,656,000 loss from operations for our BioMeasurement Division, compared to a $5,616,000 loss from BioMeasurement operations for the thirteen weeks ended June 29, 2008. The increased loss from BioMeasurement operations was due to higher allocated expenses from corporate departments as the business has grown and severance expenses. This was offset by reductions in labor expenses resulting from reduced headcount.
Other income, net of other expenses, for the thirteen weeks ended June 28, 2009, was $656,000, compared to $526,000 for the thirteen weeks ended June 29, 2008, an increase of $130,000. The increase in other income was primarily due to an increase of $1,675,000 from a gain we recognized for our auction rate securities (“ARS”) held with UBS AG, UBS Financial Services Inc. and UBS Securities LLC (collectively, “UBS”), which was offset by a $1,451,000 loss in the value of the securities subject to an offer by UBS to issue to us ARS rights (the “Rights Offering”). See “Liquidity and Capital Resources” below for a discussion of our ARS held with UBS and the related Rights Offering.
Interest income for the thirteen weeks ended June 28, 2009, was $689,000, compared to $1,390,000 for the thirteen weeks ended June 29, 2008, a decrease of $701,000. The decrease in interest income was primarily due to lower investment yields as the result of an overall lower interest rate environment.
During June 2009, we spent $23,000,000 to repurchase $25,000,000 par value of our 2.25% Convertible Subordinated Notes due 2010 (the “2.25% Notes”) on the open market using our available cash and cash equivalents, at an average discount to face value of approximately eight percent. After the repurchases, we have $65,066,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased Notes were cancelled. The resulting gain of $1,923,000 is included in our condensed consolidated financial statements.
The income tax benefit of $215,000 and $4,642,000 for the thirteen weeks ended June 28, 2009, and June 29, 2008, respectively, were based on an estimated annual effective tax rate benefit of 0.4% and 31%, respectively. The annual effective tax rate decreased compared to the thirteen weeks ended June 29, 2008, due to our projected loss for 2009 and the effect of a full valuation allowance being applied to our deferred tax assets. The income tax benefit for the thirteen weeks ended June 28, 2009, relates primarily to certain provisions of the American Recovery and Reinvestment Act of 2009 (the “ARRA”) that permit certain tax credits to be converted into cash refunds in lieu of claiming bonus depreciation.

Thirty-Nine Weeks Ended June 28, 2009, vs. Thirty-Nine Weeks Ended June 29, 2008
Net sales for the thirty-nine weeks ended June 28, 2009, were $304,780,000, compared to $467,319,000 for the thirty-nine weeks ended June 29, 2008, a decrease of $162,539,000. Suspension assembly sales decreased $163,911,000 from the thirty-nine weeks ended June 29, 2008, due to decreased suspension assembly unit shipments and our average selling price decreasing from $0.80 to $0.73 during the same period due to competitive pressures. The decrease in unit shipments was primarily due to lower demand for disk drives, lower disk drive production as the drive makers reduced inventory levels and loss of market share.
Gross loss for the thirty-nine weeks ended June 28, 2009, was $9,930,000, compared to gross profit of $68,370,000 for the thirty-nine weeks ended June 29, 2008, a decrease of $78,300,000. Gross profit as a percent of net sales was negative 3% and positive 15% for the thirty-nine weeks ended June 28, 2009, and June 29, 2008, respectively. The lower gross profit was primarily due to the substantial decline in net sales, which reduced our ability to cover our fixed costs, and excess capacity. Cost of sales also included higher costs associated with TSA+ flexure production, which reduced gross profit by $24,900,000 for the thirty-nine weeks ended June 28, 2009, compared to $26,600,000 for the thirty-nine weeks ended June 29, 2008.
Research and development expenses for the thirty-nine weeks ended June 28, 2009, were $22,060,000, compared to $30,367,000 for the thirty-nine weeks ended June 29, 2008, a decrease of $8,307,000. The decrease was primarily related to lower labor expenses due to reduced headcount.
Selling, general and administrative expenses for the thirty-nine weeks ended June 28, 2009, were $44,652,000, compared to $54,590,000 for the thirty-nine weeks ended June 29, 2008, a decrease of $9,538,000. The reduction was primarily due to lower expenses, including reductions in labor expenses resulting from reduced headcount, depreciation expenses, professional service expenses and recruitment and relocation expenses.
In response to weakened demand and due to changing and uncertain market and economic conditions, we have taken actions to reduce our cost structure in 2009. During the first quarter of 2009, we announced a restructuring plan that included eliminating positions company-wide. During January 2009, we eliminated approximately 1,380 positions. The workforce reduction resulted in a charge for severance and other expenses of $19,527,000, which was included in our financial results for the thirteen weeks ended December 28, 2008. In addition, we implemented a 5% pay reduction for all employees not affected by the workforce reduction. As of June 28, 2009, the full amount of that severance has been paid. The workforce and pay reductions are part of our strategy to reduce our overall cost structure and strengthen our cash position.
During the first quarter of 2009, we recorded non-cash impairment charges of $32,280,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations. The impairment review was triggered by weakened demand for suspension assemblies and uncertain future market conditions. In response to these conditions, we made structural changes to consolidate some of our component and assembly manufacturing among our sites.
During the second quarter of 2009, in response to further weakened demand for suspension assemblies, we took actions to further restructure the company and reduce our overall cost structure in our Disk Drive Components Division. We initiated the closure of our Sioux Falls, South Dakota facility, which we completed at the end of June 2009, and consolidated the related suspension assembly operations into our Eau Claire, Wisconsin and Hutchinson, Minnesota sites. The assembly operations consolidation resulted in a net elimination of approximately 220 positions. In addition, we consolidated photoetching operations into our Hutchinson, Minnesota site and trace operations into our Eau Claire, Wisconsin site to achieve improvements in efficiency and facility utilization and to reduce operating costs. We also reduced the workforce in our components operation in Eau Claire, Wisconsin by approximately 100 positions. The second quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,787,000. As of June 28, 2009, $1,918,000 of that severance remains to be paid, which is expected to occur during the fourth quarter of 2009.
During the second quarter of 2009, in response to further weakened demand for suspension assemblies and as a result of the restructuring actions in the second quarter discussed above, we recorded additional non-cash impairment charges of

$18,688,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations.
During the third quarter of 2009, we took additional actions to reduce costs and improve cash flow, which will help us to meet the current portion of our debt obligations and make strategic investments as needed. We further restructured the company to adjust to market conditions and the expected phase out of suspension assembly shipments to our customer, Seagate Technology. The restructuring actions included eliminating approximately 300 additional positions, bringing our overall employment to about 2,500 positions at the end of the third quarter of 2009. The third quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,894,000. As of June 28, 2009, $227,000 of that severance remains to be paid, which is expected to occur during the fourth quarter of 2009.
During the third quarter of 2009, as a result of the expected phase out of suspension assembly shipments to our customer, Seagate Technology, and the restructuring actions in the third quarter discussed above, we recorded additional non-cash impairment charges of $20,841,000 for the impairment of long-lived assets primarily related to assembly manufacturing equipment in our Disk Drive Components Division.
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
Loss from operations for the thirty-nine weeks ended June 28, 2009, included a $18,543,000 loss from operations for our BioMeasurement Division, compared to a $16,557,000 loss from BioMeasurement operations for the thirty-nine weeks ended June 29, 2008. The increased loss from BioMeasurement operations was due to higher allocated expenses from corporate departments as the business has grown and severance expenses.
Other income, net of other expenses, for the thirty-nine weeks ended June 28, 2009, was $5,176,000, compared to $1,855,000 for the thirty-nine weeks ended June 29, 2008, an increase of $3,321,000. The increase in other income was primarily due to an increase of $5,439,000 from a gain in the value of the securities subject to the Rights Offering, which was offset by a $1,305,000 loss we recognized due to an impairment of our ARS held with UBS. See “Liquidity and Capital Resources” below for a discussion of our ARS held with UBS and the related Rights Offering.
Interest income for the thirty-nine weeks ended June 28, 2009, was $2,876,000, compared to $9,305,000 for the thirty-nine weeks ended June 29, 2008, a decrease of $6,429,000. The decrease in interest income was primarily due to lower investment yields as the result of an overall lower interest rate environment.
During November 2008, we repurchased a portion of our outstanding 2.25% Notes (the “First Quarter Note Repurchase”). We spent $47,423,000 to repurchase $59,934,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 21 percent. After the First Quarter Note Repurchase, we had $90,066,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $12,175,000 is included in our condensed consolidated financial statements.
During June 2009, we spent $23,000,000 to repurchase an additional $25,000,000 par value of our 2.25% Notes (the “Third Quarter Note Repurchase”) on the open market using our available cash and cash equivalents, at an average discount to face value of approximately eight percent. After the Third Quarter Note Repurchase, we have $65,066,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $1,923,000 is included in our condensed consolidated financial statements.
The income tax benefit of $154,000 and $5,428,000 for the thirty-nine weeks ended June 28, 2009, and June 29, 2008, respectively, were based on an estimated annual effective tax rate of 0.1% and a benefit of 31%, respectively. The annual effective tax rate decreased compared to the thirty-nine weeks ended June 29, 2008, due to our projected loss for 2009 and the effect of a full valuation allowance being applied to our deferred tax assets. The income tax provision for the thirty-

nine weeks ended June 28, 2009, consists primarily of foreign income tax expense offset by certain provisions of the ARRA that permit certain tax credits to be converted into cash refunds in lieu of claiming bonus depreciation.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents, short- and long-term investments, cash flow from operations and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents increased from $62,309,000 at September 28, 2008, to $149,354,000 at June 28, 2009. Our short- and long-term investments decreased from $201,110,000 to $102,017,000 during the same period. In total, our cash and cash equivalents and short- and long-term investments decreased by $12,048,000. This decrease was primarily due to $71,910,000 in repayments of long-term debt and $18,728,000 for capital expenditures. These decreases were partially offset by $59,161,000 of net proceeds drawn from the UBS Credit Line (defined below), $12,184,000 of cash generated from operations, and $1,458,000 in net proceeds from issuances of our common stock from our employee stock purchase plan during the thirty-nine weeks ended June 28, 2009. The cash generated from operations is net of $27,053,000 of severance and other expenses for the thirty-nine weeks ended June 28, 2009.
Our ARS portfolio had an aggregate par value of $100,650,000 at September 28, 2008 and $94,775,000 at June 28, 2009. The reduction in par value was due to sales and redemptions of the ARS that we hold. We determine the estimated fair value of our ARS portfolio each quarter. At September 28, 2008, we estimated the fair value of our ARS portfolio to be $92,166,000. As of June 28, 2009, the estimated fair value of our ARS portfolio was $93,087,000. The increase in fair value from September 28, 2008, includes $5,952,000 of realized and unrealized gains related to the Rights Offering and increased value of ARS due to changes in the interest rate spread used in our discounted cash flow model. These increases were partially offset by $5,875,000 of ARS sales and redemptions for $5,031,000 in cash. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we hold is based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20% or a one-month LIBOR rate plus 1.50%. Other contractual factors may result in rate restrictions based on the profitability of the issuer or may impose temporary rates that are significantly higher or lower. We continue to earn and receive interest at these contractual rates on our ARS portfolio. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security, or the security matures (after a term of up to 38 years), the ARS are repurchased pursuant to the Rights Offering discussed below or, in light of recent uncertainties in the global credit and financial markets, we may decide not to hold to final maturity if the opportunity arises to sell these securities on reasonable terms. There is no assurance that future auctions of securities in our ARS portfolio will be successful. As a result, our ability to voluntarily liquidate and recover the carrying value of some or our entire ARS portfolio may be limited for an indefinite period of time (up to a maximum of each security’s final maturity date). This limitation could negatively affect our overall liquidity.
Effective December 19, 2008, we entered into a settlement (the “UBS Settlement”) with UBS to provide liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The UBS Settlement provides for certain arrangements, one of which is our acceptance of an offer by UBS to issue to us ARS rights pursuant to the Rights Offering, which allow us to require UBS to repurchase at par value all of the ARS held by us in accounts with UBS at any time during the period from June 30, 2010, through July 2, 2012 (if our ARS have not previously been sold by us or by UBS on our behalf or redeemed by the respective issuers of those securities). In addition, UBS has the right to sell the ARS it holds on our behalf at any time on or before July 2, 2012, as long as we are paid the par value of the securities upon their disposition.
As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit Corp. (“UBS Credit”), which provides us with a line of credit (the “UBS Credit Line”) secured only by the ARS we hold in accounts with UBS. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line. As of June 28, 2009, we currently have drawn down $59,161,000 of the UBS Credit Line available to us.
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
We will continue to assess the impact that the current illiquidity of a portion of our ARS will have on our ability to execute our current business plan. Our current business plan, however, is subject to change depending on, among other things, deterioration in our business, further disruption in the global credit and financial markets and related continuing adverse economic conditions. Our ability to execute our current business plan may in the future be impacted by the continued illiquidity of our ARS investments.
During November 2008, we completed the First Quarter Note Repurchase. We spent $47,423,000 to repurchase $59,934,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 21 percent. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $12,175,000 is included in our condensed consolidated financial statements.
During June 2009, we spent $23,000,000 to repurchase an additional $25,000,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately eight percent. The Third Quarter Note Repurchase leaves $65,066,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $1,923,000 is included in our condensed consolidated financial statements. We may from time to time seek to prepay or retire our outstanding debt through cash purchases in open market or privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
On June 22, 2009, we terminated our credit facility (the “Credit Facility”), which was subject to a Second Amended and Restated Loan Agreement, dated as of December 21, 2007, by and among the company, our wholly-owned subsidiary Hutchinson Technology Asia, Inc. (“HTA”), and Bank of America N.A. (“BofA”), as successor by merger to LaSalle Bank National Association (“LaSalle”). We had previously amended the terms of the Credit Facility on November 5, 2008 by the Second Amendment to Second Amended and Restated Loan Agreement, by and among the company, HTA and BofA. We have cash management accounts at BofA. The Credit Facility, as amended, had a maturity date of December 1, 2009. We terminated the Credit Facility because we did not intend to incur additional debt under it before its maturity date and we were uncertain as to our ability to comply with its financial covenants in future periods. The termination of the Credit Facility included the termination of all liens provided for therein. As of its termination, we had no outstanding loans under the Credit Facility. We did not incur any penalties associated with the termination of the Credit Facility.
A further deterioration in our business or further disruption in the global credit and financial markets and related continuing adverse economic conditions would impact our ability to obtain new financing. We may not be able to obtain new financing on terms acceptable to us, including covenants that we will be able to comply with in the short-term. If we are unable to obtain new financing, if and when necessary, our future financial results and liquidity could be materially adversely affected.
Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $18,728,000 for the thirty-nine weeks ended June 28, 2009, compared to $53,838,000 for the thirty-nine weeks ended June 29, 2008, a decrease of $35,110,000. We currently anticipate capital expenditures will total less than $25,000,000 in 2009, primarily for tooling and manufacturing equipment for new process technology and capability improvements. This anticipated reduction in our capital expenditures from $65,603,000 in 2008 is due to the weakened demand in 2009 and our actions to reduce our overall cost structure and strengthen our cash position. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents and short- and long-term investments or additional financing, if available given current credit market conditions and our operating performance.
On May 15, 2009, we entered into an agreement to sell our real property in Sioux Falls, South Dakota and certain related personal property for cash consideration of $12,000,000. The sale closed on July 17, 2009. We estimate that the sale will result in a gain of approximately $1,900,000, to be recorded in the fourth quarter of 2009. We closed our Sioux Falls, South Dakota facility at the end of June 2009 and consolidated the related suspension assembly operations into our Eau Claire, Wisconsin and Hutchinson, Minnesota sites.
During 2008 and the thirty-nine weeks ended June 28, 2009, we entered into contracts to hedge gold commodity price risks through February 2010. The fair value of these contracts recorded on our condensed consolidated balance sheet was $307,000, included in “Other current assets.” The effective portion is reflected in accumulated other comprehensive income. The amount is net of tax, with a full valuation allowance recorded against it. The gains and losses on these contracts are recorded in cost of sales as the commodities are consumed. Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in fair value of the anticipated commodity purchases and is recorded in cost of sales. See Note 13 of the Notes to Condensed Consolidated Financial Statements — Unaudited, in Item 1 above, for additional information on our derivative instruments.
In light of current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our current debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations and additional financing, if needed and as available given current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, obligations at maturity of our 2.25% Notes in March 2010, other debt service requirements, debt and equity repurchases and capital expenditures through 2010. Furthermore, holders of our $225,000,000 aggregate principal amount of the 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”) may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be certain that we will be able to raise additional capital on reasonable terms or at all, if needed.
CRITICAL ACCOUNTING POLICIES
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 of the Notes to Condensed Consolidated Financial Statements — Unaudited, in Item 1 above, for information regarding recently adopted accounting standards or accounting standards we expect to adopt in the future.
FORWARD-LOOKING STATEMENTS
Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements can include, but are not limited to, statements regarding the following: the demand for and shipments of disk drives, suspension assemblies and suspension assembly components, disk drive and suspension assembly technology and development, the development of and market demand for medical devices, capital expenditures and capital resources, average selling prices, investments in research and development, inventory levels, gross profits and operating results, manufacturing capacity and utilization, leverage of investments, cost-reduction efforts, operating performance and production capabilities. Words such as “anticipate,” “approximate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “potentially,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K for the fiscal year ended September 28, 2008. This list of factors may not be exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as noted in this Item 3, there have been no material changes in our exposure to market risk or to our quantitative and qualitative disclosures about market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008.
As of June 28, 2009, we had fixed rate debt of $292,934,000, which reflects a decrease of $86,008,000 from the end of our most recently completed fiscal year. This decrease resulted from the First Quarter Note Repurchase and the Third Quarter Note Repurchase. At June 28, 2009, our fixed rate debt had a fair market value of approximately $162,268,000.
As of June 28, 2009, the fair market value of all derivative contracts on our condensed consolidated balance sheet was a net gain of $307,000 due to fluctuating market prices. See Note 13 of the Notes to Condensed Consolidated Financial Statements — Unaudited, in Item 1 above, for additional information on our derivative instruments.
Our ARS portfolio had an aggregate par value of $100,650,000 at September 28, 2008 and $94,775,000 at June 28, 2009. The reduction in par value was due to sales and redemptions of the ARS that we hold. We determine the estimated fair value of our ARS portfolio each quarter. At September 28, 2008, we estimated the fair value of our ARS portfolio to be $92,166,000. As of June 28, 2009, the estimated fair value of our ARS portfolio was $93,087,000. The increase in fair value from September 28, 2008, includes $5,952,000 of realized and unrealized gains related to the Rights Offering and increased value of ARS due to changes in the interest rate spread used in our discounted cash flow model, as discussed below. These increases were partially offset by $5,875,000 of ARS sales and redemptions for $5,031,000 in cash. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we hold is based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20% or a one-month LIBOR rate plus 1.50%. Other contractual factors may result in rate restrictions based on the profitability of the issuer or may impose temporary rates that are significantly higher or lower. We continue to earn and receive interest at these contractual rates on our ARS portfolio. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security, the security matures (after a term of up to 38 years), the ARS are repurchased pursuant to the Rights Offering or, in light of recent uncertainties in the global credit and financial markets, we may decide not to hold to final maturity if the opportunity arises to sell these securities on reasonable terms.

Effective December 19, 2008, we entered into the UBS Settlement to provide liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The UBS Settlement provides for certain arrangements, one of which is our acceptance of the Rights Offering.
As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit, which provided us with the UBS Credit Line secured only by the ARS we hold in accounts with UBS. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line. As of June 28, 2009, we currently have drawn down $59,161,000 of the UBS Credit Line available to us.
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
Our entire ARS portfolio and the Rights Offering are classified as long-term investments on our condensed consolidated balance sheet. We believe that long-term classification is appropriate due to the terms of the UBS Settlement, which includes the Rights Offering, and the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments, including the Rights Offering. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded an unrealized gain of $1,818,000, partially offset by an other than temporary realized loss of $1,305,000 for the thirty-nine weeks ended June 28, 2009. This overall increase in fair value was due to a favorable change in the interest rate spread used in our discounted cash flow model. We elected to adopt Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (described in Note 2 of the Notes to Condensed Consolidated Financial Statements — Unaudited, in Item 1 above) on September 29, 2008, and subsequently elected to treat the portion of our ARS portfolio subject to the Rights Offering as trading securities valued under the fair value method. Accordingly, we recorded a benefit of $5,439,000 related to the Rights Offering in “Long-term investments” on our condensed consolidated balance sheet and a corresponding gain in “Other income” on our condensed consolidated statements of operations. The valuation models we used to estimate the fair market values included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuations are sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.
We will continue to assess the impact that the current illiquidity of a portion of our ARS will have on our ability to execute our current business plan. Our current business plan, however, is subject to change depending on, among other things, deterioration in our business, further disruption in the global credit and financial markets and related continuing adverse economic conditions. Our ability to execute our current business plan may in the future be impacted by the continued illiquidity of our ARS investments.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 28, 2009, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
     In the first half of 2009, we experienced significant reductions in demand for and shipments of our suspension assemblies due primarily to lower demand for disk drives, lower disk drive production as the drive makers reduced inventories and a loss of market share. Our operating results have been adversely affected by this decrease in demand. In addition, we announced in April 2009 that Seagate Technology, which represented approximately 18% of our overall net sales for the thirteen weeks ended June 28, 2009, notified us that it intends to phase out its procurement of suspension assemblies from us. We expect that the change in this major customer’s procurement plan will reduce our overall market share and may impact our ability to generate cash. Our manufacturing capacity also may be underutilized in the future, which would negatively impact our operating results.
     In addition to reductions in demand, we have and will continue to invest substantial amounts in our BioMeasurement Division and in TSA+ flexure volume production. While we expect the financial burden of these investments to decrease, they will likely have a negative impact on our operating results at least through 2010.
     We continue to have significant liquidity needs, including repayment of $65,066,000 par value of our 2.25% Notes currently outstanding, which mature in March 2010. Our unfavorable operating results led to uncertainty regarding our ability to satisfy the covenants in our Credit Facility, which we therefore terminated in the third quarter of 2009. Although we believe that we will be able to meet the current portion of our debt obligations and execute our current business plan, there can be no assurance that we will have access to additional financing, if and when needed in the future.
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
The following risk factor has changed since its inclusion in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008:
Current and future disruptions in the global credit and financial markets and termination of our credit facility will limit our access to credit, which could negatively impact our business.
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
     In addition, we terminated our existing credit facility in the third quarter of 2009. Deterioration in our business or further disruptions in the global credit and financial markets could result in further reductions in our access to credit, which could materially adversely affect our results of operations, financial condition and liquidity.
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

HUTCHINSON TECHNOLOGY INCORPORATED
Date: August 5, 2009	By	/s/ Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date: August 5, 2009	By	/s/ John A. Ingleman
John A. Ingleman
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Page
3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 3, 2008 (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 12/9/08).	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically