Form 10-K
period 2009-09-27
HUTCHINSON TECHNOLOGY INC
filed 2009-12-08
CIK 772897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 27, 2009

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.   Yes   ☐    No  ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☐    Accelerated Filer   ☑    Non-accelerated Filer  ☐     Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 29, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $68,850,000, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of December 2, 2009, the registrant had 23,358,524 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for the annual meeting of shareholders to be held January 27, 2010, are incorporated by reference in Part III.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: the demand for and shipments of disk drives, suspension assemblies and suspension assembly components, disk drive and suspension assembly technology and development, the development of and market demand for medical devices, product commercialization and adoption, production capabilities, capital expenditures and capital resources, average selling prices, product costs, inventory levels, division and company-wide revenue, gross profits and operating results, manufacturing capacity, assembly operations in Asia, cost reductions and economic and market conditions. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan,” “goal” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” beginning on page 9. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

PART I

HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item 1.	Business

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2010” mean our fiscal year ending September 26, 2010, references to “2009” mean our fiscal year ended September 27, 2009, references to “2008” mean our fiscal year ended September 28, 2008, references to “2007” mean our fiscal year ended September 30, 2007, references to “2006” mean our fiscal year ended September 24, 2006, references to “2005” mean our fiscal year ended September 25, 2005, references to “2004” mean our fiscal year ended September 26, 2004, and references to “2002” mean our fiscal year ended September 29, 2002.

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

Our BioMeasurement Division is focused on bringing to the market new technologies and products that provide information clinicians can use to improve the quality of health care. Late in calendar 2006, we began selling the InSpectra® StO2 System for perfusion status monitoring. This noninvasive device provides a continuous, real-time and direct measurement of tissue oxygen saturation (StO2), an indicator of perfusion status. By helping clinicians instantly detect changes in a patient’s perfusion status, the InSpectra StO2 System helps clinicians reduce risks and costs by enabling faster and more precise assessment of oxygen delivery to vital organs and tissue in critical care settings. Our BioMeasurement Division incurred an operating loss of $23,485,000 for 2009, and we expect it to continue to incur losses for 2010.

DISK DRIVE COMPONENTS DIVISION

Our Disk Drive Components Division manufactures suspension assemblies for all sizes and types of hard disk drives. Suspension assemblies are critical components of disk drives that hold the read/write heads in position above the spinning magnetic disks. We developed our position as a leading supplier of suspension assemblies through an integrated manufacturing approach, research, development and design activities coupled with substantial investments in process capabilities, product features and manufacturing capacity. As the disk drive industry has matured and consolidated, cost competitiveness has become an important factor in maintaining our current market position. We manufacture our suspension assemblies with proprietary technology and processes with very low part-to-part variation. These processes require manufacturing to precise specifications that are critical to maintaining the necessary microscopic clearance between the head and disk and the electrical connectivity between the head and the drive circuitry. During 2009, we shipped 553 million suspension assemblies of all types, supplying nearly all domestic and foreign-based manufacturers of disk drives and head-gimbal assemblers.

We design our suspension assemblies with a focus on the increasing performance requirements of new disk drives, principally smaller read/write heads, increased data density, improved head to disk stability during a physical shock event and reduced data access time. Increased capacity, improved reliability and performance, as well as the miniaturization of disk drives, generally require suspension assemblies with lower variability, specialized design, expanded functionality and greater precision. We will continue to invest, as needed, to advance suspension assembly technology, enhance our process capabilities and expand our production capacity.

In the long-term, we believe that end user demand for storage capacity will continue to increase as evolving consumer electronics and computing applications continue to require storage devices with increased capacity and functionality, which will increase disk drive demand and, therefore, suspension assembly demand. During the first half of 2009, however, world-wide demand for disk drives and suspension assemblies weakened significantly. The weakened demand resulted in a decline in disk drive production as the drive makers reduced inventory levels, which also reduced demand for our suspension assemblies. This lower demand combined with our market share losses during this period resulted in our suspension assembly sales volume decreasing 33% from the first half of 2008. In addition, during the third quarter of 2009 we were notified by our customer, Seagate Technology, LLC (“Seagate”), that it intends to significantly reduce its procurement of suspension assemblies from us. While demand for our suspension assemblies recovered somewhat in the second half of 2009, our shipments of suspension assemblies for the year declined 30% from 2008. For 2010, we expect our overall suspension assembly volume to, at minimum, keep pace with the world-wide demand for suspension assemblies, resulting in a return to year-over-year volume growth. We believe our restructuring actions in 2009 have positioned our business to accommodate both possible instability in suspension assembly demand, and the resumption in year-over-year demand growth that we expect.

Products

We categorize our current products as either suspension assemblies or other revenue, which consists primarily of reimbursement for engineering services and specific program capacity.

The following table shows, for each of 2009, 2008 and 2007, the relative contribution to net sales, in millions of dollars and percentages, of each product category:

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Suspension assemblies	$397.9	98%	$621.9	99%	$691.8	97%
Other revenue	8.3	2	8.6	1	23.8	3

Total Disk Drive Components Division net sales	$406.2	100%	$630.5	100%	$715.6	100%

See Note 12 to the consolidated financial statements contained in Item 15 for financial information with respect to our business segments and a distribution of revenue and long-lived assets by geographic area for each of 2009, 2008 and 2007. See also Eleven-Year Selected Financial Data.

Suspension Assemblies.    During 2009, we shipped 553 million suspension assemblies, compared to 790 million and 865 million in 2008 and 2007, respectively. We shipped TSA, TSA+ and, in 2007 and 2008, conventional suspension assemblies, as well as suspensions using purchased additive flexures, to our customers. TSA suspensions are produced using our “subtractive” manufacturing processes, which incorporate into the suspension the electrical connection from the read/write head to the disk drive’s electronic circuitry. We also produce TSA+ suspension assemblies that incorporate flexures, a component of a suspension assembly that we produce using an “additive” manufacturing process to accommodate further electrical conductor miniaturization and the smaller next-generation read/write heads. Additive processing involves depositing thin metal layers onto a polyimide surface in the shape of the desired circuitry and then imaging and plating up metal layers to form the suspension’s electrical conductors. Our TSA+ suspensions are the plan of record on multiple customer programs. We shipped 43 million TSA+ suspension assemblies during 2009, up from six million in 2008. We believe the industry will fully transition to additive suspensions over the next three to five years. We are also purchasing additive flexures to fill other customer requirements. Conventional suspensions do not provide the electrical connectivity features of our TSA or TSA+ suspension assemblies. Our conventional suspension assembly shipments ended in the last half of 2008 as our customer’s programs utilizing these suspensions reached the end of their market lives.

We have the capability to produce multiple variations of suspension assemblies. This capability permits us to assist customers’ design efforts and meet the varied and changing requirements of specific customers. We have developed significant proprietary capabilities in the design and production of suspension assemblies for both current and emerging disk drive designs, including advanced suspension assemblies developed in anticipation of new generations of higher performance disk drives and read/write heads. The continual pursuit of increased data density and lower storage costs is leading to suspension assemblies with flexures that have finer electrical conductors, greater lead counts and increased complexity such as interleaved or stacked traces, and to the adoption of value-added features for suspension assemblies, such as clad unamount arms, formed and polished headlifts, larger dampers with through hole features, a variety of limiter configurations and dual stage actuation (“DSA”). We are actively involved with several of our customers on DSA designs and prototypes.

Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. Disk drive manufacturers seek low cost designs and suspension assembly pricing is highly competitive. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product’s life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature. To offset price decreases during a product’s life, we rely primarily on higher sales volume and improving our manufacturing yields and efficiencies to reduce our cost. If we cannot increase our sales volume or reduce our manufacturing costs as prices decline during our products’ life cycles, our business, financial condition and results of operations could be materially adversely affected.

Other Revenue.    In 2007, and to a lesser extent in 2008, we manufactured and sold to competitive suspension assembly manufacturers etched and stamped component parts, such as flexures and baseplates, for suspensions. In 2008, these sales were a reduced portion of our revenue as our customer’s programs utilizing our components reached the end of their market lives. Component sales were a minimal amount of our revenue in 2009. We also enter into arrangements with customers that provide us with reimbursement for engineering services and specific program capacity to partially offset the costs of our investment. We recognize the associated revenue over the estimated life of the program to which the services and capacity relate.

To derive additional value from the unique expertise and capabilities in metrology, tool design, tool build and precision component manufacturing that we have developed in our Disk Drive Components Division, we are offering these capabilities to targeted companies in several industries. We have secured some initial business for our expertise and capabilities, resulting in opportunities to further leverage our existing infrastructure and generate cash.

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

New manufacturing processes for advanced suspension assembly features and suspension assembly types, such as those currently used for manufacturing our TSA+ flexures, initially have lower manufacturing yields than those for more mature products and processes. Manufacturing yields generally improve as the process and product mature and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of products. Small variations in manufacturing yields can have a significant impact on gross profits.

Our products require several manufacturing processes, each dependent on different technical disciplines, to ensure the high degree of precision and the process control necessary to meet strict customer requirements. We also have developed additive processing to produce flexures for current and future generations of suspension assemblies that meet the increasingly tighter performance specifications of our customers. Additive processing involves depositing thin metal layers onto a polyimide surface in the shape of the desired circuitry and then imaging and plating up metal layers to form the suspension’s electrical conductors. The manufacturing processes we employ include photoetching, stamping, chemical deburring, automated optical inspection, plasma etching, plating, precision forming, laser welding, metal deposition and ultrasonic cleaning.

We are establishing an Asian assembly operation to manufacture our disk drive products. We have selected Thailand as the location, with a goal of initiating production in the second half of calendar 2010. We expect this operation will further enhance our long-term cost position, as well as our ability to serve our customers’ operations in Asia.

Our critical raw material needs are available through multiple sources of supply, with the following exceptions. Certain types of stainless steel, polyimide and photoresists are currently single-sourced because the raw materials provided by these sources meet our strict specifications. We have chosen to obtain certain other materials, such as laminate constructed from raw material that contains stainless steel, polyimide and copper, from a single or limited set of sources because of quality and pricing considerations. To protect against the adverse effect of a short-term supply disruption, we maintain several weeks’ supply of these materials. Similarly, we obtain certain customized equipment and related repair parts from single sources because of the specialization of the equipment and the quality of these supply sources. In light of current uncertain market and economic conditions and the effect they may have on our suppliers, we continue to look for options that may reduce our risk of supply disruption.

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

Research and Development

The disk drive industry is subject to rapid technological change, and our ability to remain competitive depends on, among other things, our ability to anticipate and respond to changes and to continue our close working relationships with the engineering staffs of our customers. As a result, we have devoted and will continue to devote substantial resources to research and development efforts. Our research and development expenses for the Disk Drive Components Division were approximately $22,511,000, $34,944,000 and $51,038,000, in 2009, 2008 and 2007, respectively. In 2008 and 2007, we continued development of the additive processes required for our TSA+ flexures and development of new process technologies for next-generation suspension assembly products and equipment. In the fourth quarter of 2007, we began classifying all of the costs of running our TSA+ suspension manufacturing lines as cost of sales, whereas we had previously classified a portion of these costs as research and development expense. This change, along with cost reduction measures that occurred during 2008, resulted in reduced research and development expenses in 2008. The reduction in research and development expenses from 2008 to 2009 was primarily related to lower labor expenses due to reduced headcount.

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

Our research and development efforts also are directed at continuing to develop suspension assembly capability and features that enable our products to meet performance criteria desired by our customers for specific drive applications. Measurement, process development and process control are critical to improving capability related to static attitude, gram force, resonance and windage, all performance characteristics important to suspension assemblies. We are actively involved with several of our customers on DSA designs and prototypes. Our current suspension assembly features include clad unamount arms, formed and polished headlifts, larger dampers with through hole features, a variety of limiter configurations and DSA.

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

We have established “vendor managed inventory,” or VMI, facilities near the major production centers of certain individual customers to assure that we meet the customers’ inventory requirements. Certain agreements with our customers provide that we maintain minimum finished goods inventory levels. During 2009, approximately 93% of our suspension assembly shipments were distributed to our customers in Thailand, Hong Kong and the People’s Republic of China through our VMI facilities. We also have established a service center in Thailand that provides product logistics support, technical support and measurement services.

We are a supplier to nearly all domestic and foreign-based manufacturers of disk drives and head-gimbal assemblers. The following table shows our five largest customers for 2009 as a percentage of net sales.

Customer	Percentage of Net Sales
SAE Magnetics, Ltd./TDK Corporation	39%

Western Digital Corporation	36%

Seagate Technology, LLC	18%

Fujitsu	3%

Hitachi	3%

Sales to our five largest customers constituted 99%, 99% and 89% of net sales for 2009, 2008 and 2007, respectively. Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Samsung, Toshiba and Hitachi Global Storage Technologies, which may purchase read/write head assemblies from read/write head manufacturers that utilize our suspension assemblies and suspension assembly components. The disk drive industry has consolidated significantly in recent years. For example, in October 2009, Toshiba Corporation completed its acquisition of the hard disk drive business of Fujitsu Limited of Japan and in September 2007, TDK Corporation acquired the recording head business of our customer Alps Electric Co., Ltd. We expect to continue to depend upon a limited number of customers for our sales, given the relatively small number of disk drive manufacturers and head-gimbal assemblers. Our results of operations could be adversely affected by reduced demand from our major customers.

Backlog

We generally make our sales pursuant to purchase orders rather than long-term contracts. Our backlog of purchase orders was approximately $43,800,000 at September 27, 2009, as compared to $96,900,000 at September 28, 2008. This year-over-year reduction was due to the significant decrease in demand for our suspension assemblies during 2009 and some customers had not yet provided their purchase order requirements as of September 27, 2009. Our purchase orders may be changed or cancelled by customers on short notice. In addition, we believe that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Accordingly, we do not believe that backlog should be considered indicative of sales for any future period.

Seasonality

The disk drive industry has experienced increasingly seasonal demand, with higher levels of demand in the second half of the calendar year. We believe seasonality is usually driven by consumer spending in the winter holiday season. In addition, corporate demand is typically higher during the second half of the calendar year when corporate information technology budget calendars provide for more spending. Seasonal demand for our suspension assemblies generally tracks that of the disk drive industry and may also be delayed or accelerated by existing inventory levels in the supply chain.

Competition

We believe that the principal factors of competition in the suspension assembly market include price, reliability of volume supply, time to market, product performance, quality and customer service. We believe that we are a leading supplier of suspension assemblies sold to manufacturers of disk drives and head-gimbal assemblers. Our principal competitors for suspension assemblies are Nihon Hatsujo Kabusikigaisha (“NHK”), Magnecomp Precision Technology Public Company Limited (“MPT”), a subsidiary of TDK Corporation, and NAT Peripheral (H.K.) Co., Ltd., (a joint venture of NHK and SAE Magnetics, Ltd./TDK Corporation). This now gives our customer SAE Magnetics, Ltd./TDK Corporation the capability to produce suspension assemblies. Our principal competitors in producing suspension flexures are Dai Nippon Corporation using subtractive processing and Nitto Denko Corporation using additive processing. Although we cannot be sure that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies or suspension assembly components, we believe that the number of entities that have the technical capability and capacity for producing precision suspension assemblies or components in large volumes will remain small.

The disk drive industry is intensely competitive, and our customers’ operating results are dependent on being the first-to-market and first-to-volume with new products at a low cost. Our development efforts typically enable us to shorten development cycles and achieve high-volume output per manufacturing unit more quickly than our competitors, and are an important factor in our success.

We continually monitor technological developments in and potential threats to the disk drive storage market and we believe disk drives will remain the primary data storage technology for the foreseeable future. However, other types of data storage technology, such as solid state storage or flash (semiconductor) memory, may become competitive with certain disk drive applications, and thereby negatively affect the demand for our products. As an example, emerging applications requiring digital storage, particularly consumer electronics products that require lower storage capacity, are using flash memory instead of disk drives, which has and may continue to limit growth opportunities for disk drive-based data storage.

BIOMEASUREMENT DIVISION

We established the BioMeasurement Division in 1996 with the objective of leveraging our culture of quality, engineering capabilities and leading-edge measurement technology in the medical market. We applied our engineering and manufacturing expertise to develop a device that noninvasively provides information about tissue perfusion, critical information needed in the resuscitation of trauma and critical care patients experiencing shock. Our first device, the InSpectra Tissue Spectrometer, was introduced in 2002 and was used primarily for research. Late in calendar 2006, we launched a second-generation product for clinical use, the InSpectra StO2 System, which we are currently selling to key trauma centers, hospitals and early adopters. In addition, we are now selling into other areas of hospitals that treat critically ill patients such as emergency rooms, intensive care units and operating rooms. We believe understanding tissue perfusion with the use of the InSpectra StO2 System is of key importance in the monitoring of patients as they are transferred through the various departments in a hospital.

Products

We designed the InSpectra StO2 System for use in trauma, emergency medicine and critical care settings where there is a need to directly monitor the compromised tissue perfusion associated with hemorrhagic and other forms of shock. The system consists of the InSpectra StO2 Tissue Oxygenation Monitor and the InSpectra StO2 Sensor, which are connected by a short length of optical cable. The InSpectra StO2 System has received United States Food and Drug Administration (“FDA”) 510k clearance and CE Mark registration in the European Union. The device provides an absolute measure of local tissue oxygen saturation (StO2), which quantifies the ratio of oxygenated hemoglobin to total hemoglobin in the microcirculation of skeletal or peripheral muscle. This measurement helps clinicians instantly assess and detect changes in the patient’s overall perfusion status, enabling them to make better treatment decisions and reduce costs in critical care settings.

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

Manufacturing

We manufacture and assemble the InSpectra StO2 Tissue Oxygenation Monitor and the InSpectra StO2 Sensor in our Hutchinson, Minnesota manufacturing facility, using components and subassemblies obtained from outside suppliers. Our quality management system complies with the FDA’s Quality System Regulation, ISO 13485:2003, an international standard for quality management systems for medical devices, and with the European Medical Device Directive 93/42 EEC.

Research and Development

We have conducted, and continue to conduct, clinical studies to demonstrate the effectiveness and value of our technology for patients who are in or may be about to go into shock, as well as for other clinical applications. We also devote research and engineering resources to ongoing product development focused on addressing shock resuscitation. We have conducted research into the potential application of near infrared spectroscopy to the monitoring of hemorrhagic, septic, cardiogenic and pulmonary shock, all of which involve insufficient tissue perfusion. For 2009, 2008 and 2007, research and development expenses for the BioMeasurement Division were approximately $4,265,000, $4,767,000 and $4,207,000, respectively.

We have a group of advisory physicians with expertise in critical care in the United States and Europe to ensure that the technology and solutions we develop address real and unanswered medical needs in the trauma, critical care, emergency medicine and peri-operative markets. For the last several years, we have focused on trauma and hemorrhagic shock studies and have conducted a key multi-site trial and several investigator-initiated studies, most of which have been pilot studies. In September 2006 we announced the results of the multi-site StO2 Trauma Study we sponsored that was conducted by seven Level I trauma centers that enrolled 383 trauma patients. It was initiated in 2004 to identify the role StO2 monitoring with our device could play in monitoring the inadequate tissue perfusion associated with hemorrhagic shock. The study was designed to determine whether StO2 measurements on the thenar eminence are an indicator of hypoperfusion (inadequate blood flow and oxygenation). Data from the study show that StO2 measured noninvasively on the thenar eminence is a statistically significant indicator of hypoperfusion in trauma patients and functions as well as base deficit and lactate measures, with the added benefits of being continuous, direct and noninvasive. The results of the StO2 Trauma Study were published in the January 2007 Journal of Trauma. In addition, over the course of 2009 there were more than 60 publications or presentations that documented the value of StO2 as an indicator of hypoperfusion in multiple shock states, with many other research studies completed during the year by clinicians in the medical field.

Our technology and current product has potential in other clinical applications beyond the trauma and emergency medicine markets, but additional clinical research and product development may be required before we enter other markets.

Marketing, Sales and Distribution

We have focused our marketing efforts on preparing and educating the trauma and critical care markets to understand the value of StO2 in monitoring patients and how the InSpectra StO2 System works. While we expect to build on our successes in trauma and see growth in that market, we have expanded our clinical, sales, marketing and educational focus to other areas of hospitals that treat critically ill patients. We will continue to expand our knowledge base as we expand into new segments and geographic areas of medical sales, marketing and clinical and regulatory affairs. We have also participated in key trauma, emergency medicine and critical care conferences, sponsored educational forums, produced newsletters and established key opinion leader relationships.

We estimate that the world-wide market for StO2 monitoring represents a multi-billion dollar annual market in 2013. Our early customers have been major medical centers in the United States, Europe and the Middle East. We plan to expand our sales efforts to additional hospitals in the United States, Europe and the Middle East, as well as other departments of our existing customers. We continue to sell our device using a direct sales force dedicated to the BioMeasurement Division and through the use of distributors in selected countries, primarily in Europe and the Middle East. We are now positioned to sell into 26 countries through a combination of direct sales and more than 10 distributors.

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

GENERAL

Foreign Sales

Sales to foreign-based enterprises for both divisions totaled $182,417,000, $263,346,000 and $356,141,000 for 2009, 2008 and 2007, respectively. Sales to foreign subsidiaries of United States corporations totaled $217,900,000, $360,843,000 and $328,743,000 for 2009, 2008 and 2007, respectively. The majority of these sales were to the Pacific Rim region. In addition, we have significant sales to United States corporations that use our products in their offshore manufacturing sites.

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

As of September 27, 2009, we held 201 United States patents and 29 foreign patents, and we had 55 patent applications pending in the United States and 15 patent applications pending in other countries covering both our Disk Drive Components Division and our BioMeasurement Division. Internally, we protect intellectual property and trade secrets through physical security measures at our facilities, as well as through non-disclosure and non-competition agreements with all employees and confidentiality policies and non-disclosure agreements with consultants, strategic suppliers and customers.

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

Employees

As of September 27, 2009, we had 2,448 employees.

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

Although we supply nearly all domestic and foreign-based manufacturers of disk drives and head-gimbal assemblers, sales to our five largest customers constituted 99%, 99% and 89% of net sales in 2009, 2008 and 2007, respectively. Over the years, the disk drive industry has experienced numerous consolidations. In May 2009 for example, the European Commission authorized the acquisition of the hard disk drive business of Fujitsu Limited of Japan by Toshiba Corporation. In 2007, TDK Corporation acquired the recording head business of our customer Alps Electric Co., Ltd. and approximately 90%

of MPT’s outstanding common shares. This gives our customer SAE Magnetics, Ltd./TDK Corporation the ability to produce suspension assemblies. These consolidations, together with companies exiting the disk drive industry, result in fewer, but larger, customers for our products. The failure by any one of our customers to pay its account balance with us could have a material adverse effect on our results of operations.

The following factors could adversely impact our market share:

•	change in supply chain alignment by a customer, as in 2008 and 2007 when we experienced market share loss for our suspensions used in desktop disk drives;
•	loss of one or more of our major customers as in 2009 when our customer Seagate notified us it intends to significantly reduce its procurement of suspension assemblies from us;
•	development by any one customer to have the capability to produce suspension assemblies in high volume for its own products;
•	loss of market share by one of our major customers; and
•	change in the type of suspension assembly or flexures used in suspension assemblies, such as our TSA+ flexure, used by a customer.

Any reduction in our market share could have a material adverse effect on our results of operations.

Almost all of our sales depend on the disk drive industry, which is cyclical, subject to ongoing technological innovation and subject to intense price competition.

Sales of suspension assemblies and suspension assembly components accounted for 99% of our net sales in 2009, 2008 and 2007. The disk drive industry is intensely competitive and technology changes rapidly, such as during past industry transitions to smaller disks or higher density read/write heads. The industry’s demand for disk drive components also fluctuates. The disk drive industry experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect suppliers to this industry because we believe that it is a common practice for disk drive manufacturers to place orders for disk drive components in excess of their needs during growth periods, and sharply reduce orders for these components during periods of contraction. In addition, there is continuous downward price pressure on disk drive manufacturers and their suppliers. If price reductions exceed our ability to reduce costs, our operating results could be negatively affected.

Industry transitions in head technology and data density improvements impact demand for suspension assemblies. During past industry transitions production yields of head and disk drive manufacturers initially were reduced. Because a significant portion of head yield reduction occurs after the head is bonded onto the suspension assembly, low yields at our customers often result in increased demand for suspension assemblies. When our customers improve their production yields, overall demand for our products may be negatively impacted. Our results of operations could be materially adversely affected if a reduction in the industry’s component demand continues long-term or a future significant slowdown in the industry occurs.

A slowdown in demand for computer systems and consumer electronics may cause a decline in demand for suspension assemblies.

Our suspension assemblies are components in computers and a variety of consumer electronics products. The demand for these products can be volatile. In a weak economy, consumer spending tends to decline and retail demand for computers and other consumer electronics tends to decrease, as does business demand for computer systems. Demand for suspension assemblies therefore may be adversely impacted as a result of a weaker economy. During 2009, demand for suspension assemblies weakened significantly. As a result, our shipments of suspension assemblies declined 30% from 2008. In addition, in the past, unexpected slowdowns in demand for computer systems and consumer electronics have caused sharp declines in demand for suspension assemblies, resulting in periods during which the supply of suspension assemblies exceeded demand. If in the future an unexpected slowdown in demand for suspension assemblies occurs or if demand decreases as a result of a weakening economy, our results of operations will be materially adversely affected as a result of lower revenue and gross profits.

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

Manufacturing yields, efficiencies and processing operations vary from product to product. Newer products often require new or additional manufacturing process steps and typically have lower initial manufacturing yields and efficiencies as we ramp up manufacturing. As a result, new products are frequently more expensive to produce and may not be profitable. We are using new manufacturing processes to produce TSA+ suspension assemblies, which have caused us to experience inefficiencies and lower yields in 2008 and 2009 that will continue until we achieve the further improvements in process efficiencies expected in the next year. We have experienced missed shipments and increased sales returns in the past as we ramp up manufacturing of new products, or as new features for our products are introduced, or as new manufacturing processes are implemented. We also may in the future experience missed shipments or increased sales returns. In addition, we may be required to reimburse customers for product costs relating to the incorporation of defective suspension assemblies into our customers’ products. We may not attain our output goals and be profitable with regard to any of our suspension assembly products.

We may need to transfer production of certain suspension assemblies from one manufacturing site to another. In the past, such transfers have lowered initial yields and/or manufacturing efficiencies. This results in higher manufacturing costs. Our manufacturing plants are located in Minnesota and Wisconsin, each of which can experience severe weather. Severe weather has, at times, resulted in lower production and decreased our shipments.

Our ability to conduct business would be impaired if our workforce were to be unionized or if a significant number of our specialized employees were to leave and we could not replace them with comparable personnel. The locations of our plants and the broad span and technological complexity of our products and processes may limit the number of satisfactory engineering and other candidates for key positions. Our business may be adversely affected if we need to adjust the size of our workforce due to fluctuating demand. During 2009, we reduced our workforce from 4,591 at the end of 2008 to 2,448 at the end of 2009. These recent workforce reductions may impact our ability to recruit and retain employees, and we are uncertain if we will be able to adequately staff our operations if we need to increase our manufacturing capacity in the future.

We may be unable to achieve our financial and strategic goals in connection with investments in new manufacturing locations.

We are currently establishing an assembly operation in Thailand to manufacture our disk drive products. We may have significant unanticipated additional costs from constructing and initiating production at our new location, difficulty attracting or retaining key technical and managerial personnel for our new location, or difficulty integrating our new location operations into our existing operations. The creation and ongoing management of assembly operations in Thailand may divert management’s attention and resources from business issues related to our existing locations. We also may fail to identify significant issues in connection with our new location, such as issues related to its workforce, quality or reporting systems, local tax, legal and financial controls or contingencies. Additionally our operations in Thailand may be subject to various political, economic and other risks and uncertainties inherent in operating in foreign jurisdictions. Our inability to manage these risks as part of our investment in a new manufacturing location could materially adversely affect our business, financial condition and results of operations.

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

A deterioration of our business could result in further underutilization of our manufacturing capacity and we may need to impair certain assets in the future. In 2009, we recorded non-cash impairment charges of $71,809,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations. This impairment included the closure of our Sioux Falls, South Dakota facility at the end of June 2009.

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

We have invested, and continue to invest, a substantial amount of engineering and manufacturing resources to develop process capabilities, as needed, including additive processing to produce suspension assembly flexures, to meet the ever increasing performance requirements of our customers. If high-volume manufacturing of our TSA+ suspension assemblies that are produced using additive processing capabilities cannot be produced profitably in the quantities and to the specifications required by our customers, we may need to purchase increased quantities of additive flexures. We may not be able to purchase the necessary quantity of such components on terms acceptable to us or at all. The introduction of new process capabilities for our products increases the likelihood of unexpected quality concerns, which may negatively impact our ability to bring products to market on time and at acceptable costs. Further, most of our current competitors use components produced through additive processing for volume production of suspension assemblies, which may give them an advantage in developing and qualifying new products with our customers. Since we started high-volume manufacturing of TSA+ suspension assemblies, we have experienced higher cost due to yield loss, production inefficiencies and equipment problems. For 2009, these TSA+ costs reduced gross profit by $32,000,000, and in 2008 these TSA+ costs reduced gross profit by $37,600,000. These higher costs will continue until we achieve increased demand and further improvements in process efficiencies that are expected in the next year.

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

Gross profit in 2009 was 2%, down from 14% in 2008, primarily due to the substantial decline in our net sales, which reduced our ability to cover our fixed costs, the cost burden associated with TSA+ flexure production and our excess capacity. For 2009, our TSA+ costs reduced gross profit by $32,000,000, down from a cost burden of $37,600,000 in 2008. These higher costs will continue until we achieve increased demand and further improvements in process efficiencies that are expected in the next year.

A deterioration of our business could result in further underutilization of our manufacturing capacity and we may need to impair certain assets in the future. In 2009, we recorded non-cash impairment charges of $71,809,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations. This impairment included the closure of our Sioux Falls, South Dakota facility at the end of June 2009. If customer demand for suspension assemblies weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected. Furthermore, we may incur restructuring and asset impairment charges that would reduce our earnings.

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

Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. Our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product’s life cycle. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature. To offset price decreases during a product’s life, we rely primarily on higher sales volume and improving our manufacturing yields and efficiencies to reduce our cost. Disk drive manufacturers seek low cost designs and suspension assembly pricing is highly competitive. If we cannot reduce our manufacturing costs as prices decline during our products’ life cycles, our business, financial condition and results of operations could be materially adversely affected.

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

Disk drive manufacturers have been able to steadily increase data density, and we believe that they will continue to do so for the foreseeable future. Increasing data density permits drive manufacturers to reduce the average number of disks in each disk drive, which in turn reduces the number of components they need per drive, including suspension assemblies. The average number of suspension assemblies required per disk drive has been fairly stable from calendar 2005 to 2009 at 2.8. We estimate that the number of suspensions required per disk drive will remain relatively stable in calendar 2010. If improvements in data density outpace growth in data storage capacity requirements, demand for our suspension assemblies may decline and we may not be able to maintain or expand our suspension assembly business.

Competing process capabilities may reduce demand for our products.

We have historically held a market leadership position through innovation and technological advancement that has enabled our customers to deploy higher disk drive capacities at lower total costs. However, with the slowing of the areal density growth rate, the amount of technical innovation required to produce suspension assemblies also has decreased which has enabled our competitors to gain market share. If we can no longer differentiate our product features or process capabilities, competing suppliers may have access to a greater percentage of disk drive programs and program share. This inability to differentiate could be caused through our misunderstanding of market requirements, including technology changes, which could enable a competitor to take market share. The inability to differentiate our product offerings could also allow for supply chain alignments between our customers and other suppliers that could limit our access to available disk drive programs and corresponding market share. These alignments could include share agreements, sole-sourcing conditions or primary access to development programs. Any of the above scenarios could adversely impact our shipment volumes, average selling prices and operational costs.

If our customers improve their manufacturing yields, demand for our suspension assemblies may decrease.

In the past, we believe that improvements in our sales and unit volumes have occasionally been due in part to manufacturing difficulties experienced by our customers as they transitioned to higher density read/write heads. These customers experienced higher levels of defective read/write heads, which they were unable to detect until after they had attached the read/write heads to our suspension assemblies and our customers required more suspension assemblies during those periods. If our customers’ production yields continue to improve in the future, or if they succeed in their process development efforts and can separate and re-use suspension assemblies or test the read/write head before attaching suspension assemblies, overall suspension assembly shipments could decline and our operating results could be negatively affected.

Competing storage technology or reductions in demand for storage capacity may reduce demand for our products.

Other types of data storage technology, such as solid state storage or flash (semiconductor) memory, may become competitive with certain disk drive applications, and thereby could affect the demand for our products. Higher capacity storage needs typically have been better served by disk drives than by solid state storage such as flash memory, as disk drive manufacturers can offer more competitive cost per unit of capacity, while lower capacity needs increasingly are being met by flash memory technology. If flash memory suppliers overcome both the technical and economic limitations of flash memory storage and can offer better performance or more competitive cost per unit of capacity than disk drive products, demand for disk drives, and thus for our products, may decrease. Though consumer applications for flash storage also increase the need for back-up disk drives, mobile applications using flash memory storage also may displace the need for disk drive storage back-up. Additionally, consumers’ demand for storage capacity may not continue to grow as expected as a result of how consumers store data such as the emergence of processes such as cloud computing and storage virtualization. These factors, among others, could lead to lower capacity hard drives or solid state storage memory which could reduce demand for disk drive components including our suspension assemblies. Our business, financial condition and results of operations could be materially adversely affected if the computer industry adopts technology that reduces or replaces disk drives as a computer data storage medium.

We may have difficulty obtaining an adequate supply of raw materials that meet our strict specifications at reasonable prices.

Certain types of stainless steel, polyimide and photoresists are currently single-sourced because the raw materials provided by these sources meet our strict specifications. We have chosen to obtain certain other materials, such as laminate constructed from raw material that contains stainless steel, polyimide and copper, from a single or limited set of sources because of quality and pricing considerations. If we were not able to obtain an adequate supply of these materials from our current suppliers or if a current supplier were to exit the market, we could experience production delays and quality problems. Similarly, we obtain certain customized equipment and related repair parts from single sources because of the specialization of the equipment and the quality of these supply sources. In light of current uncertain market and economic conditions and the effect they may have on our suppliers, we are considering options that may reduce our risk of supply disruption.

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

We have a limited operating history in the medical device market. Our first-generation device was used primarily for research, and our second-generation product, the InSpectra StO2 System, was introduced to the trauma market late in calendar 2006. We do not know how many systems we will be able to sell, the sales breakdown between monitors and sensors, the profits we can expect or the amount of revenue that the product will generate. We do not have another medical device product for sale, so all of the division’s revenue is currently derived from sales of the InSpectra StO2 System. We will continue to spend significant amounts of money on medical device sales and marketing and research and development, which will limit the division’s profitability. We do not know if we will ever generate enough revenue from medical device sales to offset our expenditures on the division.

We do not know whether our only medical product, the InSpectra StO2 System, will achieve market acceptance.

Our marketing strategy must overcome the difficulties inherent in the introduction of new products to the medical community. Clinicians will not use the InSpectra StO2 System unless they conclude, based on clinical data and personal evaluation experience, that StO2 gives them information that is valuable when making treatment decisions. If clinicians continue to rely on other methods when assessing the status of patients experiencing hemorrhagic and other types of shock, we will not be successful in selling the InSpectra StO2 System. The development of new medical technology to assess StO2 may render our product obsolete or uneconomical. Additionally, clinicians must be trained to use our InSpectra StO2 System effectively. Convincing clinicians to dedicate the time and energy necessary for adequate training in the use of our device is challenging, and we do not know whether we will be successful in these efforts. If the InSpectra StO2 System is not widely accepted by clinicians, is accepted more slowly than expected or is supplanted by superior technology, our ability to increase our sales may be materially adversely impacted.

We currently have limited experience as a company selling, marketing or distributing medical devices, which could impede the BioMeasurement Division’s ability to achieve profitability.

We have limited experience as a company in the marketing, sale and distribution of medical devices. We are marketing the InSpectra StO2 System through a direct sales force and have expanded our selling efforts through the use of distributors. Developing a direct sales force and distribution network is expensive and time consuming. Additionally, any direct sales force and distribution network that we develop will be competing against the experienced sales organizations used by other manufacturers of medical devices. We may not be able to develop this capability on a timely basis or at all. We face significant challenges and risks in establishing a direct sales force and distribution network and marketing our device, including our ability to recruit, train and retain adequate numbers of qualified sales, clinical field specialist and marketing personnel; our ability to establish distributor relationships on terms acceptable to us, or at all; the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals and trauma centers to purchase our device or clinicians to use our device; costs associated with hiring, maintaining and expanding a sales and marketing team; and government scrutiny associated with promotional activities in the health-care industry. We also may face difficulties collecting accounts receivable balances, especially from purchasers in countries other than the United States. If we are unable to establish and maintain a direct sales, marketing and distribution network, our BioMeasurement Division may be unable to generate sufficient revenue to become profitable, which would have a material adverse effect on our financial condition and results of operations.

The long sales cycle for the InSpectra StO2 System will defer the generation of revenue by our BioMeasurement Division.

We believe that the InSpectra StO2 System has a long sales cycle because it involves the introduction of and education about a new measurement to potential customers. The period between initial discussions with a potential customer and a sale of even a single device to that customer often takes between six and twelve months, depending on the potential customer’s budget and capital approval process. In addition, in a weak economy, as in 2009, capital spending tends to decrease, which may further delay the purchase of our products. Training of clinicians also may take a number of weeks after a customer decides to purchase the InSpectra StO2 System. Reliance by our potential customers on third-party payors, including government programs and private health insurance plans, to reimburse some or all of the cost of patient care, and cost containment measures that health-care providers and third-party payors are instituting, both in the United States and internationally, also could harm our ability to sell our product. These factors have created a significant lag in our ability to generate revenue and may contribute to substantial fluctuations in our quarterly operating results going forward, particularly during periods in which our sales volume is relatively low. We market the device by offering customers an evaluation followed by a direct sale, sensor purchase program or monitor rental period. The sensor purchase program or monitor rental sales methods will further delay the generation of significant revenue.

We may not be able to develop new applications for our product or expand our medical device product line successfully.

All of our BioMeasurement Division’s revenue has come through sales of the InSpectra StO2 Tissue Oxygenation Monitor and the InSpectra StO2 Sensor. As a result, our initial success depends on the success of the InSpectra StO2 System. If we are unable to widely commercialize the use of this system through our marketing initiatives, our BioMeasurement Division will not be profitable. We are conducting research on other applications for the InSpectra StO2 System and our near infrared spectroscopy technology. The development of additional applications will require significant commitments of personnel and financial resources and we cannot be sure that they will be successful. Further, we cannot be sure that any new medical applications or medical devices we develop will receive regulatory approval or market acceptance. If the attempted extensions of our product offerings or new products are not commercially successful, our business, financial condition and results of operations may be materially and adversely affected.

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

Our manufacturing process must comply with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our device. The FDA enforces its QSR through inspections. We may not pass an inspection, resulting in a shut-down of our manufacturing operations, a recall of our device or the imposition of other sanctions, which could harm our revenues and profitability. In addition, the FDA and similar governmental authorities in other countries in which our device may be sold may request and, in some cases, require the recall of our device in the event of material deficiencies or defects in design or manufacture. Further, our key component suppliers may fail to comply with applicable regulatory requirements. Any failure to comply with the QSR by us, any failure by our suppliers or distributors to comply with regulatory requirements applicable to them or any product recall could harm product sales and may subject us to fines, injunctions and penalties and damage our business.

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

Healthcare reform legislation could adversely affect our revenue and financial condition.

Rising healthcare costs and interest in universal healthcare coverage in the United States have resulted in government and private sector initiatives proposing healthcare reforms. Recently, President Obama and members of Congress have proposed significant reforms to the United States healthcare system. Members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures. Congressional leadership also has proposed an excise tax on medical devices. Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry could adversely affect our revenue and financial condition, and the excise tax, if passed, could adversely affect our results of operations.

GENERAL

We may not be able to generate enough cash or secure enough capital to service our existing debt obligations or execute our current and future business plans.

In the first half of 2009, we experienced significant reductions in demand for and shipments of our suspension assemblies due primarily to lower demand for disk drives, lower disk drive production as the drive makers reduced inventories and a loss of market share. Our operating results have been adversely affected by this decrease in demand. In addition, we announced in April 2009 that Seagate, which represented approximately 18% of our overall net sales for the third quarter of 2009, notified us that it intends to significantly reduce its procurement of suspension assemblies from us. Accordingly, our shipments to Seagate were approximately 10% of our overall net sales for the fourth quarter of 2009. We expect that the change in this major customer’s procurement plan has reduced our overall market share and may impact our ability to generate cash. Our manufacturing capacity also may be underutilized in the future, which would negatively impact our operating results.

In addition to reductions in demand, we have and will continue to invest substantial amounts in our BioMeasurement Division and in TSA+ flexure volume production. While we expect the financial burden of these investments to decrease, they will likely have a negative impact on our operating results at least through 2010.

We continue to have significant liquidity needs, including repayment of $45,554,000 par value of our 2.25% Convertible Subordinated Notes due 2010 (the “2.25% Notes”) currently outstanding, which mature in March 2010. Furthermore, we have significant debt obligations beyond 2010. Holders of $197,500,000 par value of our 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”) currently outstanding may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. Our unfavorable operating results in 2009 led to uncertainty regarding our ability to satisfy the covenants in our credit facility, which we therefore terminated in the third quarter of 2009.

We will continue to spend significant amounts of money on medical device sales and marketing and research and development in our BioMeasurement Division, which will limit the division’s profitability. In 2009, our BioMeasurement Division incurred an operating loss of $23,485,000, and we expect it to continue to incur losses for 2010. These losses, along with growing working capital needs as the business grows, will negatively affect our ability to generate cash.

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

Current and future disruptions in the global credit and financial markets could limit our access to credit, which could negatively impact our business.

Domestic and foreign credit and financial markets have experienced extreme disruption in the past year, including volatility in security prices, diminished liquidity and credit availability, declining valuations of certain investments and significant changes in the capital and organizational structures of certain financial institutions. We are unable to predict the likely duration and severity of the current disruption in the credit and financial markets or of any related adverse economic conditions. Given these conditions, we may not be able to secure additional financing for future activities on satisfactory terms, or at all, which could materially adversely affect our results of operations, financial condition and liquidity.

In addition, we terminated our credit facility in the third quarter of 2009. Deterioration in our business or further disruptions in the global credit and financial markets could result in further reductions in our access to credit, which could materially adversely affect our results of operations, financial condition and liquidity.

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

Our business will require significant funds over the next several years. We would likely use these funds for capital expenditures, research and development, debt service and working capital. Our Disk Drive Components Division is highly capital intensive. Our total capital expenditures for both of our divisions were $20,609,000 in 2009, $65,603,000 in 2008 and $102,239,000 in 2007. We currently anticipate spending $35,000,000 on capital expenditures during 2010. In addition, our total research and development expenses for both of our divisions were approximately $26,776,000 or 7% of net sales in 2009. Our 2009 Disk Drive Components Division capital expenditures and research and development expenses were primarily for tooling and manufacturing equipment for new process technology and capability improvements. With the restructuring actions we took in 2009, we believe we have positioned our business to accommodate both possible instability in suspension assembly demand, and the resumption in year-over-year demand growth that we expect.

Our capital expenditures for the Disk Drive Components Division are planned based on process improvements to be incorporated in our manufacturing operations and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes, which may require new or improved process technologies, such as additive processing to produce flexures for our TSA+ suspensions, anticipated customer demand for our suspension assembly products and market demand for disk drives. We are also establishing a Thailand suspension assembly manufacturing site for our Disk Drive Components Division. Capital spending is also based on our ability to fund capital expenditures, as needed, with cash generated from operations, our current cash, cash equivalents, short-term investments or additional financing, if available given current capital market conditions.

We manage our capital spending to reflect the capacity that we expect will be needed to meet disk drive industry customer forecasts. However, existing work in process with vendors and lengthy lead times sometimes prevent us from adjusting our capital expenditures to match near-term demand. This can result in underutilization of capacity, which could lower gross profit.

As of September 27, 2009, we had outstanding $197,500,000 par value of our 3.25% Notes and $45,554,000 par value of our 2.25% Notes. Our 2.25% Notes mature in 2010 and holders of our 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. We may pursue additional debt or equity financing or other forms of financing to supplement our current capital resources, if needed, in 2010 and beyond. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We may not be able to maintain adequate capital or raise additional capital on reasonable terms or at all, if needed.

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

Our ability to execute our long-term strategy may depend on our ability to obtain additional long-term debt and equity capital. We have no commitments for additional borrowings or for sales of equity, other than under our existing employee benefit plans. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain additional financing on terms acceptable to us or at all. We also may need to refinance our indebtedness at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness. An inability to refinance our indebtedness, if needed, could materially adversely affect our results of operations, financial condition and liquidity.

Due to recent uncertainties in the global credit and financial markets, we may be unable to liquidate holdings of our auction rate securities, and our estimates of the fair value of these securities could differ substantially from the actual amount we would collect upon liquidation.

In 2009, most of the auction rate securities (“ARS”) auctions in the marketplace have continued to “fail,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security, the security matures (after a term of up to 38 years) or, in light of recent uncertainties in the global credit and financial markets, we may decide not to hold until final maturity if the opportunity arises to sell these securities on reasonable terms. There is no assurance that future auctions of securities in our ARS portfolio will be successful. As a result, our ability to voluntarily liquidate and recover the carrying value of some or our entire ARS portfolio may be limited for an indefinite period of time (up to a maximum of each security’s final maturity date). This limitation could negatively affect our overall liquidity.

As of the date of this report, there was insufficient observable market information available to directly determine the fair value of our ARS investments. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of our ARS investments and recorded an other-than-temporary realized loss on part of our portfolio. Our valuation is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.

We have identified part of our ARS portfolio as other-than-temporarily impaired, and it could take until final maturity of the underlying securities to recover the par value of our ARS portfolio. If we need to liquidate a portion of our ARS portfolio while the securities are impaired, we may incur additional losses that could negatively affect our actual financial performance.

Further deterioration in the global credit and financial markets would negatively impact our current portfolio of ARS investments, cash equivalents and short-term investments or our ability to meet our financing objectives.

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

Our ability to use our deferred tax assets is subject to certain annual limitations, and may be further limited by a “change of control.”

At September 27, 2009, our deferred tax assets included $32,912,000 of unused tax credits, of which $5,715,000 can be carried forward indefinitely and $27,197,000 expire at various dates beginning in 2018. In addition, at September 27, 2009, our deferred tax assets also included $84,841,000 of net operating loss (“NOL”) carryforwards that will begin to expire in 2021 if not otherwise used by us. As of September 27, 2009, we had an estimated NOL carryforward of approximately $231,985,000 for United States federal tax return purposes. A valuation allowance of $158,975,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the deferred tax assets before they expire. Both our unused tax credits and our estimated NOL carryforwards may be used to offset taxable income, if any, generated by us in future years. Our ability to use these deferred tax assets is subject to an annual limitation imposed by certain change of control provisions under Section 382 of the Internal Revenue Code that may be triggered by an aggregate change in the beneficial ownership of our common stock. If we do not generate sufficient profits or the annual limitation under Section 382 is triggered, some or all of our deferred tax assets may expire or we may not be able to use them to offset taxes due in the applicable period.

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

In the past, we have litigated claims against a competitive disk drive industry supplier alleging infringement of our patents. We could incur substantial costs in other such litigation or other similar legal actions, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our management is required to provide our shareholders a report on our internal controls over financial reporting including an assessment of the effectiveness of these controls to provide reasonable assurance a material misstatement did not occur in our financial statements. While our management continues to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we cannot assure you that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies may occur in the future. Such deficiencies, particularly a material weakness in internal control over financial reporting, could adversely affect our financial results, the market price of our common stock and our reputation.

Item 2.	Properties

We own four buildings on a site of approximately 163 acres in Hutchinson, Minnesota used by both our Disk Drive Components Division and our BioMeasurement Division. This site includes executive offices and a manufacturing plant, development center and training center, with an aggregate of approximately 835,000 square feet of floor area. We currently utilize approximately 87% of this space. We also lease a 20,000 square foot warehouse and a 7,200 square foot fabrication shop near the Hutchinson site. The training center building is currently unoccupied.

We own a manufacturing plant in Eau Claire, Wisconsin used by our Disk Drive Components Division, which is approximately 859,000 square feet, approximately 87% of which we currently utilize.

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

We are establishing an Asian assembly operation to manufacture our disk drive products. We have selected Thailand as the location with a goal of initiating production in the second half of calendar 2010.

We believe that our existing facilities, together with our planned building in Thailand, will be adequate to meet our currently anticipated requirements for 2010.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $.01 par value, trades on the NASDAQ Global Select Market under the symbol HTCH. For price information regarding our common stock, see Note 13 to the consolidated financial statements contained in Item 15. As of December 2, 2009, our common stock was held by 569 shareholders of record.

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

Performance Graph

Set forth below is a graph comparing, for a period of six fiscal years ended September 27, 2009, the yearly cumulative total shareholder return of the S&P 500 Index and the AMEX Disk Drive Index. The comparison of total shareholder returns assumes that $100 was invested on October 1, 2003, in each of our company, the S&P 500 Index and the AMEX Disk Drive Index, and that dividends were reinvested when and as paid.

	2004	2005	2006	2007	2008	2009
Hutchinson Technology Incorporated	$100.00	$101.30	$82.75	$94.07	$44.21	$26.96
AMEX Disk Drive Index (DDX)	$100.00	$112.09	$148.72	$152.60	$51.47	$101.89
S&P 500 INDEX	$100.00	$109.47	$118.44	$137.53	$84.72	$94.08

Item 6.	Selected Financial Data

The selected financial data required pursuant to this Item appears on page 70 of this Annual Report on Form 10-K under the heading “Eleven-Year Selected Financial Data.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

General

Since the late 1980s, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies and suspension assembly components to nearly all domestic and foreign-based manufacturers of disk drives and head-gimbal assemblers for all sizes of disk drives. Suspension assemblies are a critical component of disk drives, and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations are affected from time to time by disk drive industry demand changes, adjustments in inventory levels throughout the disk drive supply chain, technological changes that impact suspension assembly demand, shifts in our market position and our customers’ market position, changes in supply chain alignment by a customer, our customers’ production yields and our own product transitions, production yields and production capacity utilization. Due to the weak economy, consumer spending declined and retail demand for computers and other consumer electronics decreased in 2009, as well as business demand for computer systems, and demand for suspension assemblies therefore was adversely impacted.

Our BioMeasurement Division is engaged in the development, production and commercialization of products for the medical device market. Net sales from the InSpectra StO2 System during 2009, our second full year in the market, were $1,755,000, although we incurred an operating loss in 2009 for our BioMeasurement Division. The number of customers for the InSpectra StO2 System totaled 98 as of September 27, 2009, up from 53 at the end of the preceding fiscal year. The installed base of InSpectra StO2 Systems, which totaled more than 220 at the end of the fiscal year, nearly tripled over 2008. Over the course of 2009, there were also more than 60 publications or presentations that documented the value of StO2 monitoring. In our BioMeasurement Division, we expect to reach $4,000,000 to $6,000,000 of net sales in 2010.

In response to weakened demand and due to changing and uncertain market and economic conditions, in 2009 we took actions to reduce our cost structure and improve our cash flow to help us to meet the current portion of our debt obligations and make strategic investments as needed. To achieve improvements in efficiency and facility utilization and to reduce operating costs, we closed our Sioux Falls, South Dakota facility at the end of June 2009 and consolidated the related suspension assembly operations into our Eau Claire, Wisconsin and Hutchinson, Minnesota sites. We also consolidated photoetching operations into our Hutchinson, Minnesota site and trace operations into our Eau Claire, Wisconsin site. In addition to the weakened demand, during the third quarter of 2009, we were notified by our customer, Seagate, that it intends to significantly reduce its procurement of suspension assemblies from us. These events resulted in the following actions and charges that are included in our 2009 consolidated financial statements:

•

we recorded a charge for severance and other expenses of $29,586,000 due to our elimination of approximately 2,000 positions company-wide or a 44% reduction of our employment levels compared to the end of 2008;

•

we recorded non-cash impairment charges of $71,809,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations including the closure of our Sioux Falls, South Dakota facility at the end of June 2009;

•

we reduced our capital spending from an expected $60,000,000 in the beginning of 2009 to $20,609,000, primarily for tooling and manufacturing equipment for new process technology and capability improvements.

At the time the restructuring actions were complete, we estimated that all of our 2009 restructuring actions reduced our cost structure by approximately $185,000,000 on an annualized basis compared with 2008 costs. We began to realize the full benefit of these cost reductions in our fourth quarter of 2009. In addition, over the course of the year, we repaid approximately $132,000,000, or 35%, of our convertible debt on favorable terms. Deterioration in our business, however, or further disruption in the global credit and financial markets and related continuing adverse economic conditions, could further adversely affect our results of operations and financial condition.

We currently project our capital spending in 2010 to be approximately $35,000,000, which includes $15,000,000 to establish our Asian assembly operation to manufacture our disk drive products. We have selected Thailand as the location with a goal of initiating production in the second half of calendar 2010. This operation will further enhance our long-term cost position, as well as our ability to serve our customers’ operations in Asia.

In the long-term, we believe that end user demand for storage capacity will continue to increase as evolving consumer electronics and computing applications continue to require storage devices with increased capacity and functionality, which will increase disk drive demand and, therefore, suspension assembly demand. For calendar 2009, storage industry analysts expect disk drive shipments to reach 555 million units, an increase of about 3% from calendar 2008 which was slowed by the global recession. During the first half of 2009, however, world-wide demand for disk drives and suspension assemblies weakened significantly. The weakened demand resulted in a decline in disk drive production as the drive makers reduced inventory levels, which also reduced demand for our suspension assemblies. This lower demand combined with our market share losses during this period resulted in our suspension assembly sales volume decreasing 33% from the first half of 2008. In addition, during the third quarter of 2009 we were notified by our customer, Seagate, that it intends to significantly reduce its procurement of suspension assemblies from us. While demand for our suspension assemblies recovered somewhat in the second half of 2009, our shipments of suspension assemblies for the year declined 30% from 2008.

For 2010, we expect our overall suspension assembly volume to, at minimum, keep pace with the world-wide demand for suspension assemblies, resulting in a return to year-over-year volume growth. We believe we have positioned our business to accommodate both possible instability in suspension assembly demand, and the resumption in year-over-year demand growth that we expect. As our TSA+ volumes increase, and as our TSA+ yields and process efficiencies continue to improve, we are steadily reducing the cost burden associated with TSA+ flexure production. Our strategies to achieve consistent profitability include expanding TSA+ adoption, improving our TSA+ production efficiency, initiating production in Thailand and growing revenue in our BioMeasurement Division.

The following table sets forth our quarterly suspension assembly shipment quantities for our Disk Drive Components Division in millions for the periods indicated:

	2008 by Quarter				2009 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
Suspension assembly shipment quantities	213	179	189	209	155	107	146	145

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

Our first quarter 2009 shipments decreased significantly due to an unforeseen decline in world-wide disk drive shipments and a reduction of inventories in the supply chain. Despite the decline in overall quarterly volume, we estimate that our market share was unchanged compared to the preceding quarter. Our second quarter 2009 shipments decreased primarily due to lower demand for disk drives, lower disk drive production as the drive makers reduced inventory levels and a modest loss of overall market share. The share loss was primarily in the 2.5-inch ATA segment that was partially offset by share gains in the 3.5-inch ATA segment. Our third quarter 2009 shipments increased 36% compared with the preceding quarter as a result of stronger demand in every segment. Our fourth quarter 2009 shipments were flat compared to third quarter 2009 despite a decline in shipments to Seagate that was expected.

For 2008, our average selling price decreased from $0.80 in the first half of 2008 to $0.78 in the fourth quarter of 2008 due to competitive pressures. Our average selling price continued to decline to $0.76 in the first quarter of 2009, $0.71 in the second and third quarter of 2009 and $0.70 in the fourth quarter of 2009. The decline in average selling price from the first quarter to the second quarter of 2009 was primarily due to a shift in product mix as our combined shipments for the mobile and enterprise segments declined more than 50% sequentially, while shipments for the 3.5-inch ATA segment increased by approximately 15%. The year-over-year decline in average selling price was larger than our historical pricing declines for similar periods due to the shift in product mix and competitive pressures. We expect continued downward pressure on our average selling price in 2010, although not to the extent experienced in 2009.

Our gross profits have fluctuated and will continue to fluctuate based upon a variety of factors, key among them being changes in demand for our suspension assemblies. Our customers often prefer a multiple source supply strategy and, therefore, may allocate their demand among suppliers. We plan our production and inventory based primarily on forecasts of customer demand, including forecasts of customer pulls of product out of our VMI facilities. Certain agreements with our customers also provide that we maintain minimum finished goods inventory levels for them. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross profits and difficulty in estimating our position in the marketplace.

In addition to increases in suspension assembly demand, improvements to our gross profits and operating profits will depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. Our business is capital intensive and requires a high level of fixed costs. Our profits are sensitive to our level of fixed costs, as well as changes in volume, capacity utilization and product mix. In the future, we may need to adjust our overall employment level due to fluctuating demand. Our overall employment level was 4,698 at the end of 2007, 4,591 at the end of 2008 and 2,448 at the end of 2009.

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

In the long-term, however, we expect that the expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software and the growth of new applications for disk storage, such as digital video recorders and personal storage devices, together with emerging opportunities in other consumer electronics applications, will increase disk drive demand and, therefore, suspension assembly demand. We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models and the end devices that disk drives are used in. In addition, disk drive manufacturers are increasingly seeking lower cost designs and suspension assembly pricing is highly competitive.

As in past years, disk drives continue to be the primary storage device of choice for applications requiring shorter access times and higher capacities because of their speed and low cost per unit of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, thereby increasing storage capacity in disk drives or reducing the number of components, including suspension assemblies, required in a disk drive. The continual pursuit of increased data density and lower storage costs is leading to suspension assemblies with flexures that have finer electrical conductors, greater lead counts and increased complexity such as interleaved or stacked traces, and to the adoption of value-added features for suspension assemblies, such as clad unamount arms, formed and polished headlifts, larger dampers with through hole features, a variety of limiter configurations and DSA. We are actively involved with several of our customers on DSA designs and prototypes.

The development of next-generation read/write technology and head sizes, continuing improvement in data density and the use of disk drives in consumer electronics applications will require even finer electrical conductors on the suspension assembly. Next-generation disk drives also may require additional electrical conductors. We are investing significantly in developing the process capabilities and related capital equipment required to meet new industry specifications in 2010 and beyond.

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

2009 Operations to 2008 Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales from period to period.

	Percentage of Net Sales
	2009	2008	2007
Net sales	100%	100%	100%
Cost of sales	98	86	83

Gross profit	2	14	17
Research and development expenses	7	6	8
Selling, general and administrative expenses	13	12	11
Severance and other expenses	7	—	1
Litigation charge	—	1	—
Asset impairment and other charges	18	—	—

Loss from operations	(43)	(5)	(3)
Gain on extinguishment of debt	5	—	—
Other income, net	2	—	1
Interest income (expense)	(2)	—	1
Gain (loss) on short- and long-term investments	—	(1)	—

Loss before income taxes	(38)	(6)	(1)
Provision (benefit) for income taxes	—	13	(2)

Net (loss) income	(38)%	(19)%	1%

Net sales for 2009 were $408,022,000, compared to $631,619,000 for 2008, a decrease of $223,597,000. Suspension assembly sales decreased $224,005,000 compared to 2008, primarily as a result of a 30% decrease in suspension assembly unit shipments and our average selling price decreasing from an average of $0.80 in 2008 to an average of $0.72 in 2009 due to competitive pressures, resulting in a 9% lower average selling price year-over-year. The decrease in suspension assembly unit shipments in 2009 was primarily due to lower demand for disk drives, lower disk drive production as the drive makers reduced inventory levels and loss of market share. Net sales in our BioMeasurement Division were $1,755,000 in 2009 and $1,043,000 in 2008.

Gross profit for 2009 was $7,534,000, compared to $85,480,000 for 2008, a decrease of $77,946,000. Gross profit as a percent of net sales was 2% in 2009, compared to 14% in 2008. The lower gross profit in 2009 was primarily due to the substantial decline in net sales, which reduced our ability to cover our fixed costs, and excess capacity. Cost of sales also included costs associated with TSA+ flexure production, which reduced gross profit by $32,000,000 compared to $37,600,000 for 2008. These negative impacts on gross profit were partially offset by decreases during the year in manufacturing overhead expense.

Research and development expenses for 2009 were $26,776,000, compared to $39,711,000 for 2008, a decrease of $12,935,000. The decrease was primarily related to lower labor expenses due to reduced headcount and lower supply expenses. Research and development expenses specific to our BioMeasurement Division were $4,265,000 in 2009 and $4,767,000 in 2008. Research and development expenses as a percent of net sales were 7% in 2009 and 6% in 2008.

Selling, general and administrative expenses for 2009 were $54,880,000, compared to $73,303,000 for 2008, a decrease of $18,423,000. The lower selling, general and administrative expenses were primarily due to lower expenses, including reductions in labor expenses resulting from lower headcount, depreciation expenses, professional services expenses and recruitment and relocation expenses. Selling, general and administrative expenses as a percent of net sales were 13% in 2009 and 12% in 2008. Selling, general and administrative expenses specific to our BioMeasurement Division were $17,991,000 in 2009 and $15,929,000 in 2008.

During the third quarter of 2008, we took actions to reduce operating costs, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $1,061,000.

In response to weakened demand and due to changing and uncertain market and economic conditions, we took actions to reduce our cost structure and strengthen our cash position in 2009. During the first quarter of 2009, we announced a restructuring plan that included eliminating positions company-wide. During January 2009, we eliminated approximately 1,380 positions. The workforce reduction resulted in a charge for severance and other expenses of $19,527,000, which was included in our financial results for the thirteen weeks ended December 28, 2008. In addition, we implemented a 5% pay reduction for all employees not affected by the workforce reduction.

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

During the third quarter of 2009, we took additional actions to reduce costs and improve cash flow. We further restructured the company to adjust to market conditions and the expected significant reduction of suspension assembly shipments to our customer, Seagate. The restructuring actions included eliminating approximately 300 additional positions, bringing our overall employment to about 2,500 positions at the end of the third quarter of 2009. The third quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,894,000.

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

During the third quarter of 2009, as a result of the expected significant reduction of suspension assembly shipments to our customer, Seagate, and as a result of the restructuring actions in the third quarter discussed above, we recorded additional non-cash impairment charges of $20,841,000 for the impairment of long-lived assets primarily related to assembly manufacturing equipment in our Disk Drive Components Division.

Loss from operations for 2009 included a $23,485,000 loss from operations for our BioMeasurement Division compared to a $22,662,000 loss for 2008. The increased loss from BioMeasurement operations was due to higher allocated expenses from corporate departments as the business has grown and to severance expenses.

Interest income for 2009 was $3,184,000, compared to $10,519,000 for 2008, a decrease of $7,335,000. The decrease in interest income was primarily due to lower investment yields as a result of an overall lower interest rate environment.

Interest expense for 2009 was $10,969,000, compared to $11,692,000 for 2008, a decrease of $723,000. The decrease in interest expense for 2009 was primarily due to lower capitalized interest expense resulting from reduced capital investments and reduced interest expense due to our debt repurchases during the fiscal year.

During 2009, we recorded a gain of $4,390,000 related to the Rights Offering and increased value of our ARS due to changes in the interest rate spread used in our discounted cash flow model, as described in Note 1 to the consolidated financial statements contained in Item 15.

During the fourth quarter of 2008, we recorded a charge of $8,484,000 related to an other-than-temporary impairment of our long-term investments to reflect the reduction in carrying value of our ARS from a par value of $100,650,000 to an estimated fair value of $92,166,000. In light of then-current uncertain market and economic conditions, we concluded we may not hold our ARS until final maturity (up to 38 years) if the opportunity arises to sell these securities on reasonable terms.

During the first, third and fourth quarters of 2009, we spent $89,525,000 to repurchase $104,446,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at varying discount to face value. We have $45,554,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $14,461,000 is included in our consolidated financial statements.

During the fourth quarter of 2009, we spent $19,987,000 to repurchase $27,500,000 par value of our 3.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 27 percent. We have $197,500,000 par value of the 3.25% Notes outstanding. Upon completion of the repurchases, the repurchased 3.25% Notes were cancelled. The resulting gain of $7,153,000 is included in our consolidated financial statements.

The income tax benefit of $209,000 was based on an estimated annual effective tax rate of 0.1% The income tax benefit for 2009 is due primarily to certain provisions of the American Recovery and Reinvestment Act of 2009 that permit certain tax credits to be converted into cash refunds in lieu of claiming bonus depreciation, which was partially reduced by foreign income tax expense.

The income tax provision for 2008 was $79,765,000, or an estimated annual effective tax rate of negative 209%. The pretax loss for 2008 resulted in a statutory tax benefit of $13,329,000. The negative annual effective tax rate was caused by the full valuation allowance charge of $93,900,000 against our deferred tax assets. The guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that a full valuation allowance is appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

2008 Operations to 2007 Operations

Net sales for 2008 were $631,619,000, compared to $716,103,000 for 2007, a decrease of $84,484,000. Suspension assembly sales decreased $69,843,000 compared to 2007, primarily as a result of a 9% decrease in suspension assembly unit shipments and our average selling price decreasing from $0.80 in the first half of 2008 to $0.78 in the fourth quarter of 2008 due to competitive pressures, resulting in a 1% lower average selling price year-over-year. The decrease in suspension assembly unit shipments in 2008 was primarily due to share loss for our suspension assemblies used in 3.5-inch ATA disk drives, a customer’s accelerated purchases late in the fourth quarter of 2007, which resulted in lower demand from that customer in the first quarter of 2008 and our 2007 fiscal year calendar having 53 weeks. The year-over-year decline in average selling price resulted primarily from competitive pressures. Sales of suspension assembly components to other suspension assembly manufacturers were $282,000, a decrease of $17,734,000. Suspension assembly component sales decreased as our customers’ programs utilizing our components reached the end of their market lives. Net sales in our BioMeasurement Division were $1,043,000 in 2008 and $513,000 in 2007.

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

Research and development expenses for 2008 were $39,711,000, compared to $55,245,000 for 2007, a decrease of $15,534,000. The decrease was primarily attributable to $11,018,000 of lower expenses related to the classification of the costs of running the TSA+ manufacturing lines as cost of sales beginning in the fourth quarter of 2007 and $1,476,000 of lower depreciation expenses related to customer tooling. Research and development expenses specific to our BioMeasurement Division were $4,767,000 in 2008 and $4,207,000 in 2007. Research and development expenses as a percent of net sales were 6% in 2008 and 8% in 2007.

Selling, general and administrative expenses for 2008 were $73,303,000, compared to $76,943,000 for 2007, a decrease of $3,640,000. The lower selling, general and administrative expenses were primarily due to $3,126,000 of lower travel and recruitment expenses, $2,923,000 of lower labor expenses in the Disk Drive Components Division due to a decrease in the number of personnel and $2,303,000 of lower professional services expenses. These were partially offset by a $2,243,000 increase in labor expenses for our BioMeasurement Division primarily due to added sales personnel. Selling, general and administrative expenses as a percent of net sales increased from 11% in 2007 to 12% in 2008. Selling, general and administrative expenses specific to our BioMeasurement Division were $15,929,000 in 2008 and $11,415,000 in 2007.

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

During the fourth quarter of 2008, we recorded a charge of $8,484,000 related to an other-than-temporary impairment of our long-term investments to reflect the reduction in carrying value of our ARS from a par value of $100,650,000 to an estimated fair value of $92,166,000. In light of current uncertain market and economic conditions, we concluded we may not hold our ARS until final maturity (up to 38 years) if the opportunity arises to sell these securities on reasonable terms.

The income tax provision for 2008 was $79,765,000, or an estimated annual effective tax rate of negative 209%. The pretax loss for 2008 resulted in a statutory tax benefit of $13,329,000. The negative annual effective tax rate was caused by the full valuation allowance charge of $93,900,000 against our deferred tax assets. The guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance was appropriate. Accordingly, we concluded that a full valuation allowance should now be established. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, short- and long-term investments, cash flow from operations and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents increased from $62,309,000 at September 28, 2008, to $106,391,000 at September 27, 2009. Our short- and long-term investments decreased from $201,110,000 to $120,632,000 during the same period. In total, our cash and cash equivalents and short- and long-term investments decreased by $36,396,000. This decrease was primarily due to $110,957,000 used for repurchases of long-term debt and $20,609,000 for capital expenditures. These decreases were partially offset by $55,699,000 in net proceeds drawn from the UBS Credit Line (discussed below), $19,300,000 of cash generated from operations, and $12,205,000 in net proceeds from the sale of property, plant and equipment during 2009. The cash generated from operations is net of $29,586,000 of severance and other expenses paid in 2009.

Our ARS portfolio had an aggregate par value of $100,650,000 at September 28, 2008 and $91,325,000 at September 27, 2009. The reduction in par value was due to sales and redemptions of portions of the ARS that we held. We determine the estimated fair value of our ARS portfolio each quarter. At September 28, 2008, we estimated the fair value of our ARS portfolio to be $92,166,000. Throughout 2009, we sold and redeemed an aggregate of $9,325,000 of our ARS for $8,481,000 in cash. As of September 27, 2009, the estimated fair value of our ARS portfolio was $90,244,000. The increase in fair value from September 28, 2008, includes $6,559,000 of realized and unrealized gains related to the Rights Offering (discussed below) and increased value of ARS due to changes in the interest rate spread used in our discounted cash flow model. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.

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

Effective December 19, 2008, we entered into a settlement (the “UBS Settlement”) with UBS AG, UBS Financial Services Inc. and UBS Securities LLC (collectively, “UBS”) to provide liquidity for our ARS portfolio held with UBS and to resolve pending litigation we had filed against UBS. The UBS Settlement provides for certain arrangements, one of which is our acceptance of an offer by UBS to issue to us ARS rights (the “Rights Offering”), which allow us to require UBS to repurchase at par value all of the ARS held by us in accounts with UBS at any time during the period from June 30, 2010, through July 2, 2012 (if our ARS have not previously been sold by us or by UBS on our behalf or redeemed by the respective issuers of those securities). In addition, UBS has the right to sell the ARS it holds on our behalf at any time on or before July 2, 2012, as long as we are paid the par value of the securities upon their disposition.

As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit Corp. (“UBS Credit”), which provides us with a line of credit (the “UBS Credit Line”) secured only by the ARS we hold in accounts with UBS. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line. As of September 27, 2009, we had drawn down $55,699,000 of the UBS Credit Line available to us. UBS Credit may demand payment of borrowings under the UBS Credit Line only if it provides a replacement credit facility on substantially the same terms to us that is fully advanced in the amount of the then outstanding principal of the UBS Credit Line, or if it repurchases all of the pledged ARS at par.

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

We will continue to assess the impact that the current illiquidity of the ARS we continue to hold will have on our ability to execute our current business plan. Our current business plan, however, is subject to change depending on, among other things, deterioration in our business, further disruption in the global credit and financial markets and related continuing adverse economic conditions. Our ability to execute our current business plan may in the future be impacted by the continued illiquidity of our ARS investments.

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

During the fourth quarter of 2009, we spent $19,987,000 to repurchase $27,500,000 par value of our 3.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 27 percent. After the 3.25% Note Repurchase, we have $197,500,000 par value of the 3.25% Notes outstanding. Upon completion of the repurchases, the repurchased 3.25% Notes were cancelled. The resulting gain of $7,153,000 is included in our consolidated financial statements.

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

During November 2008, we spent $47,423,000 to repurchase $59,934,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents at an average discount to face value of approximately 21 percent. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of approximately $12,175,000 was included in our consolidated financial statements.

During June 2009, we spent $23,000,000 to repurchase $25,000,000 par value of our 2.25% Notes at an average discount to face value of approximately 8 percent. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $1,923,000 is included in our consolidated financial statements.

During August 2009, we spent $19,103,000 to repurchase $19,512,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents at an average discount to face value of approximately 2 percent. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $363,000 is included in our consolidated financial statements. After these repurchases, we have $45,554,000 par value of the 2.25% Notes outstanding. We may from time to time seek to prepay or retire our outstanding debt through cash purchases in open market or privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $20,609,000 for 2009, compared to $65,603,000 for 2008, a decrease of $44,994,000. The decrease from 2008 to 2009 was primarily due to the weakened demand for our suspension assemblies in 2009 and our actions to reduce our overall cost structure and increase our cash position. We currently anticipate capital expenditures to be approximately $35,000,000 in 2010, primarily for establishing a Thailand assembly operation, and tooling and manufacturing equipment for new process technology and capability improvements. As the full transition to TSA+ suspensions takes place over the next three to five years, our capital expenditures could increase as we add capacity as needed. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents and short- and long-term investments, our credit facility or additional financing, if available given current credit market conditions.

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

We will continue to spend significant amounts of money on medical device sales and marketing and research and development in our BioMeasurement Division, which will limit the division’s profitability. In 2009, our BioMeasurement Division incurred an operating loss of $23,485,000, and we expect the division to continue to incur losses for 2010. These losses, along with growing working capital needs as the business grows, will negatively affect our ability to generate cash.

On May 15, 2009, we entered into an agreement to sell our real property in Sioux Falls, South Dakota and certain related personal property for cash consideration of $12,000,000. The sale closed on July 17, 2009. The sale resulted in a gain of $1,861,000 which was recorded in our fourth quarter of 2009. We closed our Sioux Falls, South Dakota facility at the end of June 2009 and consolidated the related suspension assembly operations into our Eau Claire, Wisconsin and Hutchinson, Minnesota sites.

On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. In 2008, we spent $57,632,000 to repurchase 3.6 million shares at an average price of $16.21. The maximum dollar value of shares that may yet be purchased under the share repurchase plan is $72,368,000. All of our repurchases during 2008 were made on the open market. There were no share repurchases in 2009.

During 2008 and 2009, we entered into contracts to hedge gold commodity price risks through February 2010. The fair value of these contracts recorded on our consolidated balance sheet as of September 27, 2009 was $196,000, included in “Other current assets.” The fair value of these contracts recorded on our consolidated balance sheet as of September 28, 2008 was $105,000 included in “Other current assets” and $516,000 included in “Accrued expenses.” The effective portion is reflected in accumulated other comprehensive income. The amount is net of tax, with a full valuation allowance recorded against it. The gains and losses on these contracts are recorded in cost of sales as the commodities are consumed. Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in fair value of the anticipated commodity purchases and is recorded in cost of sales. See Note 9 of the Notes to Consolidated Financial Statements for additional information on our derivative instruments.

In light of current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our current debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations and additional financing, if needed and as available given current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, obligations at maturity of our 2.25% Notes in March 2010, other debt service requirements, debt and equity repurchases and capital expenditures through 2010. Holders of our $197,500,000 par value of the 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be certain that we will be able to raise additional capital on reasonable terms or at all, if needed.

Contractual Obligations

The following table presents our contractual obligations at September 27, 2009 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Debt	$301,250	$102,804	$946	$—	$197,500
Interest expense	109,801	7,070	12,868	12,838	77,025
Operating leases	10,339	4,561	4,138	1,490	150

Total	$421,390	$114,435	$17,952	$14,328	$274,675

As of September 27, 2009, the FIN 48 liability balance for uncertain tax positions was $7,519,000. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

During 2009, we spent $89,525,000 to repurchase $104,446,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at varying discount to face value rates. After the repurchase, we have $45,554,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $14,461,000 is included in our consolidated financial statements.

Also, during September 2009, we spent $19,987,000 to repurchase $27,500,000 par value of our 3.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 27 percent. After the 3.25% Note Repurchase, we have $197,500,000 par value of the 3.25% Notes outstanding. Upon completion of the repurchases, the repurchased 3.25% Notes were cancelled. The resulting gain of $7,153,000 is included in our consolidated financial statements.

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

Revenue Recognition – We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.

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

Investments – We account for securities available for sale in accordance with Financial Accounting Standards Board (“FASB”) guidance regarding accounting for certain investments in debt and equity securities, which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive income (“OCI”) within shareholders’ investment. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in “(Gain) loss on short- and long-term investments” and “Other income” on our consolidated statements of operations. Trading gains and losses also are included in “(Gain) loss on short- and long-term investments.” Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based upon management’s intent and ability to hold these investments. In addition, throughout 2009, the FASB issued various authoritative guidance and enhanced disclosures regarding fair value measurements and impairments of securities which helps in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.

Our ARS portfolio is classified as short- and long-term investments on our consolidated balance sheet as of September 27, 2009. We believe that long-term classification is appropriate for part of our ARS portfolio due to the uncertainty of when we will be able to sell some of these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments.

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

Income Taxes – We account for income taxes in accordance with FASB guidance on accounting for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized based on future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our statement of operations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 27, 2009, and September 28, 2008, we had valuation allowances of $158,975,000 and $101,042,000, respectively. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance was appropriate. Accordingly, we concluded that a full valuation allowance is appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Other Matters

See Note 1 to the consolidated financial statements contained in Item 15 for a discussion of recent accounting pronouncements.

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

We have no earnings or cash flow exposure due to market risk on our debt obligations that are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At September 27, 2009, we had fixed rate debt of $245,551,000, with a fair market value of approximately $199,329,000.

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

Our ARS portfolio had an aggregate par value of $100,650,000 at September 28, 2008 and $91,325,000 at September 27, 2009. The reduction in par value was due to sales and redemptions of portions of the ARS that we held. We determine the estimated fair value of our ARS portfolio each quarter. At September 28, 2008, we estimated the fair value of our ARS portfolio to be $92,166,000. Throughout 2009, we sold and redeemed an aggregate of $9,325,000 of our ARS for $8,481,000 in cash. As of September 27, 2009, the estimated fair value of our ARS portfolio was $90,244,000. The increase in fair value from September 28, 2008, includes $6,559,000 of realized and unrealized gains related to the Rights Offering and increased value of ARS due to changes in the interest rate spread used in our discounted cash flow model. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.

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

As part of the UBS Settlement, we also entered into the UBS Credit Line, secured only by the ARS we hold in accounts with UBS. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line. As of September 27, 2009, we currently have drawn down $55,699,000 of the UBS Credit Line available to us. UBS Credit may demand payment of borrowings under the UBS Credit Line only if it provides a replacement credit facility on substantially the same terms to us that is fully advanced in the amount of the then outstanding principal of the UBS Credit Line, or if it repurchases all of the pledged ARS at par.

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

Our ARS portfolio and the Rights Offering are classified as short- and long-term investments on our consolidated balance sheet. A portion of the ARS portfolio was reclassified as short-term due to the terms of the UBS Settlement, which includes the Rights Offering. The balance of the ARS portfolio is classified as long-term due to the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments, including the Rights Offering. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded an unrealized gain of $2,169,000, plus an other-than-temporary realized gain of $353,000 as of September 27, 2009. This overall increase in fair value was due to a favorable change in the interest rate spread used in our discounted cash flow model. We elected the fair value option described in Note 1 below) on September 29, 2008, and subsequently elected to treat the portion of our ARS portfolio subject to the Rights Offering as trading securities valued under the fair value method. Accordingly, we recorded a benefit of $8,577,000 as of December 28, 2008, related to the Rights Offering in “Long-term investments” on our consolidated balance sheets and a corresponding gain in “Other income” on our consolidated statements of operations. As of September 27, 2009, we reduced the estimated fair value of the Rights Offering to $4,037,000. The valuation models we used to estimate the fair market values included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuations are sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.

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

We have established policies governing our use of derivative instruments. We do not use derivative instruments for trading or speculative purposes, nor are we party to any leveraged derivative instruments or any instruments for which the fair market values are not available from independent third parties. We manage counter-party risk by entering into derivative contracts only with major financial institutions with investment grade credit ratings and by limiting the amount of exposure to each financial institution. The terms of certain derivative instruments contain a credit clause under which each party has a right to settle at market if the other party is downgraded below investment grade. As of September 27, 2009, the fair market value of all derivative contracts on our consolidated balance sheet was a net asset of $196,000. See Note 9 of the Notes to Consolidated Financial Statements for additional information on our derivative instruments.

Item 8.	Financial Statements and Supplementary Data

The financial statements and notes thereto required pursuant to this Item begin on page 44 of this Annual Report on Form 10-K.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 27, 2009.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of September 27, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that criteria, our management concluded that our internal control over financial reporting was effective as of September 27, 2009.

Our consolidated financial statements as of and for the year ended September 27, 2009, have been audited by Deloitte & Touche LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Deloitte & Touche LLP has also audited our internal control over financial reporting as of September 27, 2009, as stated in its attestation report included in this Annual Report on Form 10-K.

December 8, 2009

/s/ Wayne M. Fortun
President and Chief Executive Officer

/s/ John A. Ingleman
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hutchinson Technology Incorporated:

We have audited the internal control over financial reporting of Hutchinson Technology Incorporated and subsidiaries (the “Company”) as of September 27, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 27, 2009, of the Company and our report dated December 8, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

Minneapolis, Minnesota

December 8, 2009

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2010 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 27, 2009. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated into this item by reference is the information appearing under the headings “Proposal No. 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Our executive officers are as follows:

Name	Age	Position
Wayne M. Fortun	60	President, Chief Executive Officer and Director
Jeffrey W. Green	69	Chairman of the Board and Director
John A. Ingleman	63	Senior Vice President and Chief Financial Officer
Connie L. Pautz	51	Vice President of Human Resources
Richard J. Penn	53	Senior Vice President and President of the BioMeasurement Division
R. Scott Schaefer	56	Vice President and Chief Technical Officer
Kathleen S. Skarvan	53	Vice President and President of the Disk Drive Components Division

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

Ms. Pautz was elected Vice President of Human Resources in December 2009. She served as Human Resources Director from January 2009 to December 2009 and as Corporate Communications Director from March 2001 to December 2009. She has been with HTI since 1984.

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

Executive officers are elected annually by our board of directors and serve a one-year period or until their successors are elected.

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

Consolidated Statements of Operations for the fiscal years ended September 27, 2009, September 28, 2008, and September 30, 2007

Consolidated Balance Sheets as of September 27, 2009, and September 28, 2008

Consolidated Statements of Cash Flows for the fiscal years ended September 27, 2009, September 28, 2008, and September 30, 2007

Consolidated Statements of Shareholders’ Investment for the fiscal years ended September 27, 2009, September 28, 2008, and September 30, 2007

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

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).

3.2	Restated By-Laws of HTI, as amended December 3, 2008 (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 12/9/08).

4.1	Instruments defining the rights of security holders. The registrant agrees to furnish the SEC upon request copies of instruments with respect to long-term debt.

4.2	Share Rights Agreement dated as of 7/19/00 between HTI and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI’s Registration Statement on Form 8-A, dated 7/24/00).

4.3	Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074), and Instrument of Resignation, Appointment and Acceptance dated as of 10/29/08 by and among HTI, LaSalle Bank National Association, as prior trustee, and Wells Fargo Bank, National Association, as successor trustee.

4.4	Indenture dated as of 1/25/06 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to HTI’s Current Report on Form 8-K filed 1/26/06), and Instrument of Resignation, Appointment and Acceptance dated as of 10/29/08 by and among HTI, LaSalle Bank National Association, as prior trustee, and Wells Fargo Bank, National Association, as successor trustee.

4.5	Form of 3.25% Convertible Subordinated Note due 2026 (included as part of Exhibit 4.4).

10.1	Office/Warehouse Lease between OPUS Corporation, Lessor, and HTI, Lessee, dated 12/29/95 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 3/24/96), First Amendment to Office/Warehouse Lease dated 4/30/96 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/23/96), and Second Amendment to Office/Warehouse Lease between VV Minneapolis, L.P., as successor-in-interest to OPUS Corporation, Lessor, and HTI, Lessee, dated 4/14/04 (incorporated by reference to Exhibit 10.1 to HTI’s Annual Report on Form 10-K for the year ended September 25, 2005).

10.2	Second Amended and Restated Loan Agreement, dated as of December 31, 2007, by and among Hutchinson Technology Incorporated, Hutchinson Technology Asia, Inc., and LaSalle Bank National Association (incorporated by reference to Exhibit 10 to HTI’s Current Report on Form 8-K filed 12/28/07).

10.3	Amendment to Second Amended and Restated Loan Agreement, dated as of February 1, 2008, by and among Hutchinson Technology Incorporated, Hutchinson Technology Asia, Inc., and LaSalle Bank National Association. (incorporated by reference to Exhibit 10.3 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 3/30/08).

10.4	Second Amendment to Second Amended and Restated Loan Agreement, dated as of November 5, 2008, by and among Hutchinson Technology Incorporated, Hutchinson Technology Asia, Inc., and Bank of America N.A.

10.5	Patent License Agreement, effective as of 9/1/94, between HTI and International Business Machines Corporation (incorporated by reference to Exhibit 10.10 to HTI’s Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95).

#10.6	Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (As Amended and Restated October 10, 2008).

#10.7	Form of Non-Statutory Stock Option Agreement (Employee) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (As Amended and Restated October 10, 2008).

#10.8	Form of Incentive Stock Option Agreement (Employee) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (As Amended and Restated October 10, 2008).

#10.9	Form of Non-Statutory Stock Option Agreement (Director) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (As Amended and Restated October 10, 2008).

#10.10	Form of Restricted Stock Agreement (Director) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 12/7/04).

#10.11	Separation Agreement with Christina M. Temperante dated September 18, 2007 (incorporated by reference to Exhibit 10.12 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/30/07).

10.12	Credit Line Account Application and Agreement for Organizations and Business, dated December 19, 2008, by and between HTI and UBS Credit Corp. (incorporated by reference to Exhibit 10.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/21/2008).

10.13	Addendum to Credit Line Account Application and Agreement, dated December 19, 2008 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/28/2008).

10.14	Addendum to Credit Line Agreement, dated December 19, 2008 (incorporated by reference to Exhibit 10.3 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/28/2008).

#10.15	Hutchinson Technology Incorporated Severance Pay Plan (As Amended and Restated Effective April 20, 2009) (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 04/24/2009).

#10.16	Description of Fiscal Year 2010 Disk Drive Components Division Management Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 10/15/2009).

#10.17	Description of Fiscal Year 2010 BioMeasurement Division Management Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 10/15/2009).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

Copies of exhibits will be furnished upon written request and payment of HTI’s reasonable expenses in furnishing the exhibits.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 8, 2009.

HUTCHINSON TECHNOLOGY INCORPORATED

By	/s/ Wayne M. Fortun
Wayne M. Fortun, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 8, 2009.

/s/ Wayne M. Fortun	/s/ John A. Ingleman
Wayne M. Fortun, President and Chief Executive Officer (Principal Executive Officer) and Director	John A. Ingleman, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	*
W. Thomas Brunberg, Director	William T. Monahan, Director

*	*
Jeffrey W. Green, Director	Richard B. Solum, Director

*	*
Gary D. Henley, Director	Thomas R. VerHage, Director

*
Russell Huffer, Director

*	Wayne M. Fortun, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ Wayne M. Fortun
Wayne M. Fortun, Attorney-in-Fact

CONSOLIDATED STATEMENTS OF OPERATIONS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 27, 2009	September 28, 2008	September 30, 2007
	(In thousands, except per share data)
Net sales	$408,022	$631,619	$716,103
Cost of sales	400,488	546,139	593,862

Gross profit	7,534	85,480	122,241
Research and development expenses	26,776	39,711	55,245
Selling, general and administrative expenses	54,880	73,303	76,943
Severance and other expenses (Note 1)	29,586	1,061	8,728
Litigation charge (Note 1)	—	2,003	—
Asset impairment and other charges (Note 1)	71,809	—	—

Loss from operations	(175,517)	(30,598)	(18,675)
Other income, net	1,536	2,172	4,061
Gain on extinguishment of long term debt	21,614	—	—
Interest income	3,184	10,519	15,414
Interest expense	(10,969)	(11,692)	(10,433)
Impairment of long-term investments (Note 1)	4,390	(8,484)	—

Loss before income taxes	(155,762)	(38,083)	(9,633)
(Benefit) provision for income taxes (Note 3)	(209)	79,765	(16,898)

Net (loss) income	$(155,553)	$(117,848)	$7,265

Basic (loss) earnings per share	$(6.70)	$(4.83)	$0.28

Diluted (loss) earnings per share	$(6.70)	$(4.83)	$0.28

Weighted-average common shares outstanding	23,214	24,411	25,988

Weighted-average diluted shares outstanding	23,214	24,411	26,041

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Hutchinson Technology Incorporated and Subsidiaries

	September 27, 2009	September 28, 2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$106,391	$62,309
Short-term investments including $3,031 and $1,690 restricted in cash	96,316	108,944
Trade receivables, net	63,448	100,928
Other receivables	8,445	8,847
Inventories	46,878	76,459
Other current assets (Note 8)	4,932	7,326

Total current assets	326,410	364,813

Long-term investments	24,316	92,166
Property, plant and equipment, at cost:
Land, buildings and improvements	211,529	245,646
Equipment	744,417	967,872
Construction in progress	14,120	34,409
Less: Accumulated depreciation	(690,730)	(832,839)

Net property, plant and equipment	279,336	415,088
Other assets (Note 8)	5,425	9,220

	$635,487	$881,287

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$102,804	$1,444
Accounts payable	17,536	26,519
Accrued expenses	11,183	14,537
Accrued compensation	13,139	21,178

Total current liabilities	144,662	63,678

Convertible subordinated notes	197,500	375,000
Long-term debt, less current maturities	946	2,498
Other long-term liabilities	1,705	3,009
Commitments and contingencies (Notes 2, 5 and 6)
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,359,000 and 22,941,000 issued and outstanding	234	229
Additional paid-in capital	377,713	371,965
Accumulated other comprehensive income (loss)	2,503	(869)
Accumulated (loss) earnings	(89,776)	65,777

Total shareholders’ investment	290,674	437,102

	$635,487	$881,287

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 27, 2009	September 28, 2008	September 30, 2007
	(In thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(155,553)	$(117,848)	$7,265
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	76,566	111,856	118,820
Stock-based compensation	4,244	5,976	4,784
Provision (benefit) for deferred taxes (Note 3)	—	81,554	(21,847)
(Gain) loss on short- and long-term investments (Note 1)	(4,390)	8,484	—
(Gain) loss on disposal of assets	(1,762)	893	12
Asset impairment charge (Note 1)	71,640	—	—
Gain on extinguishment of debt	(21,614)	—	—
Litigation charge (Note 1)	—	2,003	—
Write-off of design costs (Note 1)	—	—	2,577
Changes in operating assets and liabilities (Note 7)	50,169	(2,582)	(8,821)

Cash provided by operating activities	19,300	90,336	102,790

INVESTING ACTIVITIES:
Capital expenditures	(20,609)	(65,603)	(102,239)
Proceeds from the sale of PP&E	12,205	—	—
Purchases of marketable securities	(46,883)	(960,216)	(1,895,490)
Sales/maturities of marketable securities	133,819	983,821	1,912,663

Cash provided by (used for) investing activities	78,532	(41,998)	(85,066)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,508	8,529	7,709
Net proceeds from loan	55,699	—	—
Repayment of short- and long-term debt	(110,957)	(1,346)	(1,255)
Repurchase of common stock (Note 10)	—	(57,721)	—

Cash (used for) provided by financing activities	(53,750)	(50,538)	6,454

Net increase (decrease) in cash and cash equivalents	44,082	(2,200)	24,178
Cash and cash equivalents at beginning of year	62,309	64,509	40,331

Cash and cash equivalents at end of year	$106,391	$62,309	$64,509

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

Hutchinson Technology Incorporated and Subsidiaries

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Shareholders’ Investment
	Shares	Amount
	(In thousands)
Balance, September 24, 2006	25,638	$256	$398,047	$(222)	$180,643	$578,724

Exercise of stock options	276	$3	$4,801	$—	$—	$4,804
Issuance of common stock	160	2	2,903	—	—	2,905
Stock-based compensation (Note 5)	—	—	4,784	—	—	4,784
Tax benefit on stock option exercises	—	—	814	—	—	814
Components of comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $145	—	—	—	251
Net income	—	—	—	—	7,265
Total comprehensive income						7,516

Balance, September 30, 2007	26,074	$261	$411,349	$29	$187,908	$599,547

Exercise of stock options	253	$2	$5,970	$—	$—	$5,972
Issuance of common stock	170	2	2,555	—	—	2,557
Stock-based compensation (Note 5)	—	—	5,976	—	—	5,976
Tax provision on stock option exercises	—	—	(483)	—	—	(483)
Repurchase of common stock	(3,556)	(36)	(53,402)	—	(4,283)	(57,721)
Components of comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $0	—	—	—	139
Unrealized loss on derivatives, net of income taxes of $0	—	—	—	(1,037)
Net loss	—	—	—	—	(117,848)
Total comprehensive loss						(118,746)

Balance, September 28, 2008	22,941	$229	$371,965	$(869)	$65,777	$437,102

Exercise of stock options		$—	$32	$—	$—	$32
Issuance of common stock	418	5	1,472	—	—	1,477
Stock-based compensation (Note 5)	—	—	4,244	—	—	4,244
Components of comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $0	—	—	—	2,069
Unrealized gain on derivatives, net of income taxes of $0	—	—	—	1,303
Net loss	—	—	—	—	(155,553)
Total comprehensive loss						(152,181)

Balance, September 27, 2009	23,359	$234	$377,713	$2,503	$(89,776)	$290,674

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

Accounting Pronouncements

Throughout 2009, the Financial Accounting Standards Board (“FASB”) issued various authoritative guidance and enhanced disclosures regarding fair value measurements and impairments of securities which helps in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. These provisions are effective for us for the fiscal quarter ended June 28, 2009. The additional disclosures required by these provisions are included in Note 1 below. The adoption of these provisions did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance specifies that convertible debt instruments that may be settled in cash upon conversion shall be separately accounted for by allocating a portion of the fair value of the instrument as a liability and the remainder as equity. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost over the effective term. We will adopt the provisions of this guidance beginning in our first quarter of 2010. We estimate the adoption will result in a pre-tax increase to 2006 through 2009 non-cash interest expense of approximately $4,600,000 in 2006, $7,600,000 in 2007, $8,100,000 in 2008 and $8,800,000 in 2009. The impact to 2010 non-cash interest expense is expected to be an increase of approximately $8,500,000, with an increasing impact in future fiscal years.

In March 2008, the FASB issued enhanced disclosure requirements for derivative instruments and hedging activities. The additional disclosures are intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material impact on our consolidated financial statements. The additional disclosures required by this guidance are included in Note 9 below.

In February 2007, the FASB issued authoritative guidance which allows companies to choose to measure certain eligible financial assets and financial liabilities at fair value (the fair value option) to measure specified financial instruments and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. On September 29, 2008, we have elected the fair value option on our acceptance of the Rights Offering (described in Note 1 below) that was a part of a settlement to resolve pending litigation related to our auction rate securities (“ARS”) portfolio held with UBS (defined in Note 1 below). The resulting valuation of the Rights Offering is included in “Long-term investments” on our consolidated balance sheets. Measuring the Rights Offering at fair value leads to greater symmetry between the accounting for the ARS we hold with other parties and the Rights Offering and more accurately represents the economics of the two assets.

In September 2006, the FASB issued authoritative guidance that clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. This guidance became effective for fiscal years beginning after November 15, 2007, our fiscal year 2009. The adoption of this statement did not have a material impact on our consolidated financial statements. The additional disclosures required by this guidance are included in Note 4 below.

Fiscal Year

Our fiscal year is the fifty-two/fifty-three week period ending on the last Sunday in September. The fiscal year ended September 30, 2007, is a fifty-three week period and the fiscal years ended September 28, 2008, and September 27, 2009, are both fifty-two week periods.

Revenue Recognition

We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.

For all sales, we use a binding purchase order as evidence of an arrangement. Delivery generally occurs when product is delivered to a common carrier. Certain of our products are delivered on an FOB destination basis. We defer our revenue associated with these transactions until the product has been delivered and accepted to the customer’s premises.

We also store Disk Drive Component Division inventory in “vendor managed inventory,” or VMI, facilities, which are warehouses located close to the customer’s manufacturing facilities. Revenue is recognized on sales from such facilities upon the transfer of title and risk of loss, following the customer’s acknowledgement of the receipt of the goods.

We also enter into arrangements with customers that provide us with reimbursement for engineering services and specific program capacity to partially offset the costs of our investment. We recognize the associated revenue over the estimated life of the program to which the services and capacity relate. The deferred revenue related to these reimbursements as recorded on our consolidated balance sheet as of September 27, 2009, and September 28, 2008, was $2,142,000 and $2,391,000, respectively, included in “Accrued expenses” and $650,000 and $2,895,000, respectively, included in “Other long-term liabilities.”

Cash and Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of ninety days or less.

Investments

Our short-term investments are comprised of certificates of deposit, United States government debt securities, corporate notes, ARS, and commercial paper. Our long-term investments are comprised of ARS. We account for securities available for sale in accordance with FASB guidance regarding accounting for certain investments in debt and equity securities, which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive income (“OCI”) within shareholders’ investment. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in “(Gain) loss on short- and long-term investments” and “Other income” on our consolidated statements of operations. Trading gains and losses also are included in “(Gain) loss on short- and long-term investments.” Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based upon management’s intent and ability to hold these investments. In addition, throughout 2009, the FASB issued various authoritative guidance and enhanced disclosures regarding fair value measurements and impairments of securities which helps in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.

A summary of our securities available for sale as of September 27, 2009, and September 28, 2008, is as follows:

	September 27, 2009
	Cost Basis	Gross Realized		Gross Unrealized		Recorded Basis
		Gains	Losses	Gains	Losses
Available-for-sale securities Short-term investments
Debt securities	$30,320	$—	$—	$68	$—	$30,388
Long-term investments ARS	25,200	—	3,053	746	—	24,316
Total available-for-sale securities	55,520	—	3,053	814	—	54,704
Trading securities
Short-term investments ARS – secured	66,125	—	4,234	—	—	61,891
Other
Rights Offering	—	4,037	—	—	—	4,037

	$121,645	$4,037	$7,287	$814	$—	$120,632

	September 28, 2008
	Cost Basis	Gross Realized		Gross Unrealized		Recorded Basis
		Gains	Losses	Gains	Losses
Short-term investments:
Government securities	$108,776	$—	$—	$168	$—	$108,944
Long-term investments:
ARS	106,650	—	8,484	—	—	92,166

	$209,426	$—	$8,484	$168	$—	$201,110

As of September 27, 2009, our short-term investments mature within one year. Our long-term ARS investments could take until final maturity (up to 38 years) to realize their par value.

Our ARS portfolio had an aggregate par value of $100,650,000 at September 28, 2008 and $91,325,000 at September 27, 2009. The reduction in par value was due to sales and redemptions of portions of the ARS that we held. We determine the estimated fair value of our ARS portfolio each quarter. At September 28, 2008, we estimated the fair value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

our ARS portfolio to be $92,166,000. Throughout 2009, we sold and redeemed an aggregate of $9,325,000 of our ARS for $8,481,000 in cash. As of September 27, 2009, the estimated fair value of our ARS portfolio was $90,244,000. The increase in fair value from September 28, 2008, includes $6,559,000 of realized and unrealized gains related to the Rights Offering and increased value of ARS due to changes in the interest rate spread used in our discounted cash flow model, as discussed below. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.

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

As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit Corp. (“UBS Credit”), which provides us with a line of credit (the “UBS Credit Line”) secured only by the ARS we hold in accounts with UBS. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line. As of September 27, 2009, we have drawn down $55,699,000 of the UBS Credit Line available to us. UBS Credit may demand payment of borrowings under the UBS Credit Line only if it provides a replacement credit facility on substantially the same terms to us that is fully advanced in the amount of the then outstanding principal of the UBS Credit Line, or if it repurchases all of the pledged ARS at par.

Our ARS portfolio and the Rights Offering are classified as short- and long-term investments on our consolidated balance sheets. A portion of the ARS’ were reclassified as short-term due to the terms of the UBS Settlement, which includes the Rights Offering. The balance of the ARS’ are classified as long-term due to the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments, including the Rights Offering. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded an unrealized gain of $2,169,000, plus an other than temporary realized gain of $353,000 as of September 27, 2009. This overall increase in fair value was due to a favorable change in the interest rate spread used in our discounted cash flow model. We elected the fair value option (described above) on September 29, 2008, and subsequently elected to treat the portion of our ARS portfolio subject to the Rights Offering as trading securities valued under the fair value method. Accordingly, we recorded a benefit of $8,577,000 as of December 28, 2008, related to the Rights Offering in “Long-term

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

investments” on our consolidated balance sheets and a corresponding gain in “Other income” on our consolidated statements of operations. As of September 27, 2009, we reduced the estimated fair value of the Rights Offering to $4,037,000. The valuation models we used to estimate the fair market values included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuations are sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.

As of September 27, 2009 and September 28, 2008, we have $3,031,000 and $1,690,000, respectively, of short-term investments that are restricted in use. For September 27, 2009, these amounts cover an outstanding letter of credit, a security for our self-insured workers compensation programs and market positions on outstanding gold hedges. As of September 28, 2008, this amount is a security for our self-insured workers compensation programs.

Trade Receivables

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $63,448,000 at September 27, 2009, and $100,928,000 at September 28, 2008, are net of allowances of $499,000 and $731,000, respectively. As of September 27, 2009, allowances of $499,000 consisted of a $224,000 allowance for doubtful accounts and a $275,000 allowance for sales returns. As of September 28, 2008, allowances of $731,000 consisted of a $32,000 allowance for doubtful accounts and a $699,000 allowance for sales returns. Our trade receivables balance declined $37,480,000 from September 28, 2008 due to a significant decrease in net sales during 2009.

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

	Beginning Balance	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	Ending Balance
2009	$699	$1,158	$(1,582)	$275
2008	$397	$4,046	$(3,744)	$699

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at September 27, 2009, and September 28, 2008:

	2009	2008
Raw materials	$21,069	$26,290
Work in process	9,990	15,847
Finished goods	15,819	34,322

	$46,878	$76,459

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

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

Engineering and Process Development

Our engineers and technicians are responsible for the implementation of new technologies, as well as process and product development and improvements. Expenditures related to these activities totaled $61,545,000 in 2009, $75,043,000 in 2008 and $88,462,000 in 2007. Of these amounts, $26,776,000 in 2009, $39,711,000 in 2008 and $55,245,000 in 2007 are classified as research and development expenses, with the remainder relating to quality, engineering and manufacturing support, classified as cost of sales.

Severance and Other Expenses

A summary of our severance and other expenses as of September 27, 2009, is as follows:

	Severance and Benefits	Other Expenses	Total
Accrual balances, September 24, 2006	$—	$—	$—
Restructuring charges	6,151	2,577	8,728
Cash payments	(6,151)	(2,577)	(8,728)

Accrual balances, September 30, 2007	$—	$—	$—

Restructuring charges	1,061	—	1,061
Cash payments	(1,061)	—	(1,061)

Accrual balances, September 28, 2008	$—	$—	$—

Restructuring charges	28,731	855	29,586
Cash payments	(28,731)	(855)	(29,586)

Accrual balances, September 27, 2009	$—	$—	$—

In response to weakened demand and due to changing and uncertain market and economic conditions, we took actions to reduce our cost structure in 2009. During the first quarter of 2009, we announced a restructuring plan that included eliminating positions company-wide. During January 2009, we eliminated approximately 1,380 positions. The workforce reduction resulted in a charge for severance and other expenses of $19,527,000, which was included in our financial results for the thirteen weeks ended December 28, 2008. As of June 28, 2009, the full amount of that severance has been paid.

During the second quarter of 2009, in response to further weakened demand for suspension assemblies, we took actions to further restructure the company and reduce our overall cost structure in our Disk Drive Components Division. We

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

initiated the closure of our Sioux Falls, South Dakota facility, which we completed at the end of June 2009, and consolidated the related suspension assembly operations into our Eau Claire, Wisconsin and Hutchinson, Minnesota sites. The assembly operations consolidation resulted in a net elimination of approximately 220 positions. In addition, we consolidated photoetching operations into our Hutchinson, Minnesota site and trace operations into our Eau Claire, Wisconsin site to achieve improvements in efficiency and facility utilization and to reduce operating costs. We also reduced the workforce in our components operation in Eau Claire, Wisconsin by approximately 100 positions. The second quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,787,000. As of September 27, 2009, the full amount of that severance has been paid.

During the third quarter of 2009, we took additional actions to further restructure the company to adjust to market conditions and the expected significant reduction of suspension assembly shipments to our customer, Seagate Technology, LLC. The restructuring actions included eliminating approximately 300 additional positions, bringing our overall employment to about 2,500 positions at the end of the third quarter of 2009. The third quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,894,000. As of September 27, 2009, the full amount of that severance has been paid.

During 2009, Other expenses include $855,000 of costs related to the Sioux Falls, South Dakota facility closure and assembly consolidation actions.

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

During the third quarter of 2009, we took additional actions to further restructure the company to adjust to market conditions and the expected significant reduction of suspension assembly shipments to our customer, Seagate. We recorded additional non-cash impairment charges of $20,841,000 for the impairment of long-lived assets primarily related to assembly manufacturing equipment in our Disk Drive Components Division.

During the third quarter of 2007, we recorded a charge of $2,577,000 for the write-off of design costs for a cancelled facility expansion in the United States in the third quarter of 2007.

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

Income Taxes

We account for income taxes in accordance with FASB guidance on accounting for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized based on future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our statement of operations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 27, 2009, and September 28, 2008, we had valuation allowances of $158,975,000 and $101,042,000, respectively. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that a full valuation allowance is appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed (i) using the treasury stock method for outstanding stock options and the if-converted method for the $150,000,000 aggregate principal amount of the 2.25% Convertible Subordinated Notes due 2010 (the “2.25% Notes”), and (ii) for the $225,000,000 aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”) is calculated to compute the dilutive effect of potential common shares using net income available to common shareholders. A reconciliation of these amounts is as follows:

	2009	2008	2007
Net (loss) income	$(155,553)	$(117,848)	$7,265
Plus: Interest expense on convertible subordinated notes	—	—	—
Less: Additional profit-sharing expense and income tax provisions	—	—	—

Net (loss) income available to common shareholders	$(155,553)	$(117,848)	$7,265

Weighted-average common shares outstanding	23,214	24,411	25,988
Dilutive potential common shares	—	—	53

Weighted-average diluted shares outstanding	23,214	24,411	26,041

Basic (loss) earnings per share	$(6.70)	$(4.83)	$0.28
Diluted (loss) earnings per share	$(6.70)	$(4.83)	$0.28

Diluted (loss) earnings per share for 2009 excludes potential common shares of 80,000 using the treasury stock method and potential common shares of 3,044,000 using the if-converted method for the 2.25% Notes, as they were antidilutive. Diluted (loss) earnings per share for 2008 excludes potential common shares of 3,346,000 using the treasury stock method and potential common shares of 5,027,000 using the if-converted method for the 2.25% Notes, as they were antidilutive. Diluted earnings per share for 2007 excludes potential common shares of 2,340,000 using the treasury stock method and potential common shares of 5,027,000 using the if-converted method for the 2.25% Notes, as they were antidilutive.

Subsequent Events

We evaluated subsequent events after the balance sheet date of September 27, 2009 through December 8, 2009, the date the financial statements were issued.

2.    Financing Arrangements

Short- and Long-Term Debt

	2009	2008
3.25% Notes	$197,500	$225,000
2.25% Notes	45,554	150,000
Eau Claire building mortgage	2,497	3,942
UBS Credit Line	55,699	—

Total debt	301,250	378,942
Less: Current maturities	(102,804)	(1,444)

	$198,446	$377,498

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

During September 2009, we spent $19,987,000 to repurchase $27,500,000 par value of our 3.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 27 percent. After the repurchase, we have $197,500,000 par value of the 3.25% Notes outstanding. Upon completion of the repurchases, the repurchased 3.25% Notes were cancelled. The resulting gain of $7,153,000 is reported in the line item “Gain on extinguishment of debt” in our consolidated statements of operations.

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

During 2009, we spent $89,525,000 to repurchase $104,446,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at varying discounts to face value. After the repurchase, we have $45,554,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $14,461,000 is included in our consolidated financial statements.

During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our Eau Claire, Wisconsin, manufacturing site, together with related equipment, for $12,924,000, which included the assumption of a mortgage by us with a 7.15% interest rate that matures in April 2011. At September 27, 2009, the mortgage balance totaled $2,497,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Contractual maturities of short- and long-term debt subsequent to September 27, 2009, are as follows:

2010	$102,804
2011	946
2012	—
2013	—
2014	—
Thereafter	$197,500

$301,250

3.    Income Taxes

The (benefit) provision for income taxes consists of the following:

	2009	2008	2007
Current:
Federal	$(530)	$(1,777)	$4,027
Foreign	307	—	—
State	14	(12)	922
Deferred	—	81,554	(21,847)

	$(209)	$79,765	$(16,898)

In the fourth quarter of 2008, we recorded a charge of $92,500,000 related to establishing a full valuation allowance against our deferred tax assets. The guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that a full valuation allowance is appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

The deferred provision (benefit) is composed of the following:

	2009	2008	2007
Asset bases, lives and depreciation methods	$(4,217)	$11,716	$(7,818)
Reserves and accruals not currently deductible	5,166	(6,175)	(1,816)
Tax credits and net operating loss (“NOL”) carryforwards	(58,591)	(18,201)	(13,773)
Valuation allowance	57,642	94,214	1,560

	$—	$81,554	$(21,847)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2009	2008	2007
Statutory federal income tax rate	(35.0)%	(35.0)%	(34.0)%
Effect of:
State income taxes, net of federal income tax benefits	—	—	(1.7)
Foreign income taxes, net of federal income tax benefits	0.4	—	—
Tax benefits of the Foreign Sales Corporation/Extraterritorial Income Exclusion	—	—	(10.8)
Valuation allowance on deferred tax assets and/or use of tax credits	35.1	242.4	(119.3)
Other permanent differences	(0.4)	2.3	3.7
Other adjustments	—	(0.2)	(13.3)

	0.1%	209.5%	(175.4)%

The following table shows the significant components of our deferred tax assets:

	2009	2008
Current deferred tax assets:
Receivable allowance	$178	$263
Inventories	3,979	5,151
Accruals and other reserves	3,165	4,408
Valuation allowance	(7,322)	(9,822)

Total current deferred tax assets	—	—
Long-term deferred tax assets:
Property, plant and equipment	29,180	24,963
Deferred income	4,720	7,362
Tax credits	32,912	29,424
NOL carryforwards	84,841	29,471
Valuation allowance	(151,653)	(91,220)

Total long-term deferred tax assets	—	—

Total deferred tax assets	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 27, 2009, our deferred tax assets included $32,912,000 of unused tax credits, of which $5,715,000 can be carried forward indefinitely and $27,197,000 expire at various dates beginning in 2018. In addition, at September 27, 2009, our deferred tax assets included $84,841,000 of NOL carryforwards that will begin to expire in 2021 if not otherwise used by us. As of September 27, 2009, we had an estimated NOL carryforward of approximately $231,985,000 for United States federal tax return purposes. A valuation allowance of $158,975,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the deferred tax assets before they expire. “Other adjustments,” in the effective tax rate table above, relates to adjustments to 2007 deferred taxes and state tax credits.

Gross unrecognized tax benefits as of September 27, 2009 and September 28, 2008 were $7,519,000 and $6,820,000, respectively. For 2009, $7,000,000 of our gross unrecognized tax benefits would decrease our effective tax rate if realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

2009
Gross unrecognized tax benefits at September 28, 2008	$6,820,000
Gross increases in tax positions for prior years	354,000
Gross decreases in tax positions for prior year	—
Gross increases in tax positions for current year	345,000
Fiscal 2009 settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at September 27, 2009	$7,519,000

Our policy is to record interest expense and penalties within the provision for income taxes on the consolidated statements of operations. No interest expense or penalties have been included in the gross amount of unrecognized tax benefits due to existing tax credits and NOL carryforwards.

The major jurisdictions we file income tax returns in are United States federal and various United States states. In the United States federal jurisdiction we are no longer subject to examination for fiscal years prior to 2006. For United States state jurisdictions we are no longer subject to examination for fiscal years prior to 2005. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period.

The timing of the resolution of uncertain tax positions is dependent on numerous factors and therefore is highly uncertain; however, we believe it is unlikely that the unrecognized tax benefits would materially change in the next 12 months.

4.    Fair Value of Financial Instruments

We adopted fair value measurement accounting on September 29, 2008, with respect to (i) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis, and (ii) all financial assets and liabilities.

The fair value measurement guidance defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. Under the guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability, developed based upon the best information available in the circumstances. The fair value hierarchy prescribed by the guidance is broken down into three levels as follows:

Level 1 –	Unadjusted quoted prices in an active market for the identical assets or liabilities at the measurement date.
Level 2 –	Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets in nonactive markets;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

•	Inputs other than quoted prices that are observable for the asset or liability; and
•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 –	Unobservable inputs that reflect the use of significant management judgment. These values are generally determined using pricing models for which assumptions utilize management’s estimates of market participant assumptions.

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at September 27, 2009
	Level 1	Level 2	Level 3
Assets
Trading securities
Marketable securities – ARS	—	—	$61,891
Available-for-sale
Marketable securities	$30,388	—	—
Marketable securities – ARS	—	—	$24,316
Rights Offering (described in Note 1 above)	—	—	$4,037
Derivatives	—	$196	—

Total Assets	$30,388	$196	$90,244

The following table reconciles the September 28, 2008 beginning and September 27, 2009 ending balances for items measured at fair value on a recurring basis in the table above that used Level 3 inputs.

	ARS	Rights Offering	Total
Balances at September 28, 2008	$92,166	$—	$92,166
Net realized gain included in other income	353	4,037	4,390
Unrealized gain included in other comprehensive income	2,169	—	2,169
Sales and redemptions	(8,481)	—	(8,481)

Balances at September 27, 2009	$86,207	$4,037	$90,244

The financial instruments that we hold are primarily of a traditional nature. For most instruments, including receivables, accounts payable and accrued expenses, we believe that the carrying amounts approximate fair value because of their short-term nature.

Cash and Cash Equivalents

The fair value is based on quoted market prices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Short- and Long-Term Debt

The fair values of our 3.25% Notes and 2.25% Notes are estimated based on the closing market price of the respective Notes as of the end of the fiscal year. The estimated fair values of our short- and long-term debt are as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.25% Notes	45,554	44,757	150,000	132,014
3.25% Notes	197,500	152,075	225,000	132,390
UBS Credit Line	55,699	55,699	—	—
Eau Claire building mortgage	2,497	2,497	3,942	3,942

5.    Employee Benefits

In March 2009, our board of directors approved the suspension of our employee stock purchase plan, effective April 1, 2009. Prior to this date, our employee stock purchase plan provided for the sale of our common stock at discounted purchase prices. The cost per share under this plan was 85% of the lesser of the fair market value of our common stock on the first or last day of the purchase period, as defined.

Stock Options

As of September 27, 2009, we had an option plan under which up to 6,750,000 common shares are reserved for issuance, of which options representing 6,060,065 common shares had been granted. Under the plan, options may be granted to any employee, including our officers, and to our non-employee directors, and have been granted with an exercise price equal to the closing sale price of a share of our common stock on the NASDAQ Global Select Market on the date the options were granted. Options also may be granted to certain non-employees at a price not less than the closing sale price of a share of our common stock on the NASDAQ Global Select Market on the date the options were granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of our board of directors that administers the plan. Options granted under the plan before November 2005 generally became exercisable in full one year from the date of grant, and options granted since November 2005 generally become exercisable as to 50% of the shares on each of the second and third anniversaries of the date of grant.

We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $4,244,000, $5,976,000 and $4,784,000 for 2009, 2008 and 2007, respectively.

As of September 27, 2009, $3,526,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of approximately 10 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during 2009, 2008 and 2007 was $1.89, $12.72 and 12.86, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	2009	2008	2007
Risk-free interest rate	1.9%	3.6%	4.7%
Expected volatility	60%	45%	45%
Expected life (in years)	7.7	7.8	7.7
Dividend yield	—	—	—

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

Option transactions during 2009 are summarized in the following table:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)
Outstanding at September 28, 2008	3,394,388	25.37	5.4
Granted	726,650	3.03
Exercised	—
Expired/Canceled	(550,715)	23.67

Outstanding at September 27, 2009	3,570,323	21.08	5.5

Vested or expected to vest at September 27, 2009	3,569,715	21.08	5.5

Options exercisable at September 27, 2009	2,246,593	25.18	3.7

The aggregate intrinsic value at year-end of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding for 2009, 2008 and 2007 was $2,601,000, $0 and $5,265,000, respectively. The aggregate intrinsic value at year-end of our stock options exercisable for 2009, 2008 and 2007 was $0, $0 and $4,434,000, respectively.

The following table summarizes information about stock options outstanding at September 27, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted-Average Remaining Contractual Life (yrs)	Weighted-Average Exercise Price ($)	Number Exercisable	Weighted-Average Exercise Price ($)
3.03–10.00	647,050	9.2	3.03	0	3.03
10.01–20.00	548,330	1.0	18.68	518,330	18.68
20.01–25.00	1,035,612	4.6	23.19	820,032	23.24
25.01–30.00	786,016	7.3	26.78	354,916	27.48
30.01–45.06	553,315	4.7	32.53	553,315	32.53

Total	3,570,323	5.5	21.08	2,246,593	25.18

Employee Benefit Plans

We have a defined contribution plan covering our employees. Our contributions to the plan were $4,998,000 in 2009, $8,986,000 in 2008 and $10,663,000 in 2007. Effective June 2009, we suspended our employer contributions to our defined contribution plan.

We sponsor a self-insured comprehensive medical and dental plan for qualified employees that is funded by contributions from plan participants and from us. Contributions are made through a Voluntary Employee’s Benefit Association Trust. We recognized expense related to these plans of $18,158,000 in 2009, $23,902,000 in 2008 and $27,401,000 in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

6.    Commitments and Contingencies

Operating Leases

We are committed under various operating lease agreements. Total rent expense under these operating leases was $9,858,000 in 2009, $14,134,000 in 2008 and $15,400,000 in 2007.

Future minimum payments for all operating leases with initial or remaining terms of one year or more subsequent to September 27, 2009 are as follows:

Operating Leases
2010	$4,561
2011	2,553
2012	1,585
2013	892
2014	598
Thereafter	150

Total minimum lease payments	$10,339

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

7.    Supplementary Cash Flow Information

	2009	2008	2007
Changes in operating assets and liabilities:
Receivables, net	$37,882	$12,751	$(12,726)
Inventories	28,902	(15,276)	20,115
Other assets	3,615	(761)	(4,785)
Accounts payable and accrued expenses	(18,927)	529	(10,689)
Other long-term liabilities	(1,303)	175	(736)

	$50,169	$(2,582)	$(8,821)

Cash paid (refund) for:
Interest (net of amount capitalized)	$9,994	$10,194	$8,668
Income taxes	240	(458)	641

Non-cash investing activities:
Capital expenditures in accounts payable	656	3,149	5,231

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Capitalized interest was $589,000 in 2009, $966,000 in 2008 and $2,577,000 in 2007. Interest is capitalized using an overall borrowing rate for assets that are being constructed or otherwise produced for our own use. Interest capitalized during 2009 was primarily for TSA+ suspension assembly production capacity, development of new process technology and capability improvements and new program tooling.

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

At September 27, 2009, the mortgage balance totaled $2,497,000.

8.    Other Assets

During the second quarter of 2002, we prepaid $26,000,000 related to a technology and development agreement. As of September 27, 2009, the unamortized portion of the prepayment was $1,360,000, which is included in “Other current assets” on the accompanying consolidated balance sheet. The unamortized portion will be amortized over the remaining term of the agreement, which ends in March 2010.

9.    Other Comprehensive (Loss) Income

Other comprehensive (loss) income

The components of accumulated OCI are as follows:

	September 27, 2009	September 28, 2008
Available-for-sale securities	$2,237	$168
Derivatives	266	(1,037)

Total accumulated other comprehensive income (loss)	$2,503	$(869)

Derivatives

In March 2008, the FASB issued enhanced disclosure requirements for derivative instruments and hedging activities. The additional disclosures are intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

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

The fair values of these hedge contracts are recorded on our consolidated balance sheets in “Other current assets” or “Accrued expenses,” as appropriate. The effective portion is reflected in accumulated OCI. The amount is net of tax, with a full valuation allowance recorded against it. The gains and losses on these contracts are recorded in cost of sales as the commodity is consumed. Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in fair value of the anticipated commodity purchases and is recorded in cost of sales.

During 2008 and 2009, we entered into contracts to hedge gold commodity price risks through February 2010. The contracts essentially established a fixed price for the underlying commodity and were designated and qualified as effective cash flow hedges of purchases of gold. At September 27, 2009, we had gold hedge purchase contracts outstanding to cover approximately 1,295 troy ounces of gold purchases. As of September 27, 2009, $266,000 of deferred net gains on both outstanding and matured derivatives in accumulated OCI are expected to be reclassified to net income during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the average monthly London PM gold fix rates in effect when our outstanding contracts mature.

The following table presents the fair value of our derivative instruments as of September 27, 2009:

	Asset Derivatives		Liability Derivatives
	2009		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments (commodity contracts)	Other current assets	$196	Accrued expenses	$—
Derivatives not designated as hedging instruments (commodity contracts)	Other current assets	$—	Accrued expenses	$—

Total derivatives		$196		$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The following tables present the amounts affecting our consolidated statements of operations as of September 27, 2009:

Derivatives in Cash Flow Value Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2009		2009
Commodity contracts	$1,304	Cost of sales	$1,796
Derivatives in Cash Flow Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		2009
Commodity contracts	Cost of sales	$(41)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2009
Commodity contracts	Cost of sales	$69

The following table summarizes the activity in OCI related to these contracts:

	2009	2008
Beginning of period unrealized loss in accumulated OCI	$(1,037)	$—
Decrease (Increase) in fair value of derivative instruments	463	(417)
Gains reclassified from OCI into cost of sales	1,796	344
Gains on dedesignated derivative instruments reclassified from OCI into cost of sales	571	—
Settlements	(1527)	(964)

End of period unrealized gain (loss) in accumulated OCI	$266	$(1,037)

10.    Shareholders’ Equity

Stock Repurchase Program

On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. As of September 28, 2008, we had spent $57,632,000 to repurchase 3,600,000 shares at an average price of $16.21. The maximum dollar value of shares that may yet be purchased under the share repurchase plan is $72,368,000. All of our repurchases during 2008 were made in the open market. There were no repurchases during 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

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

12.    Segment Reporting

We follow the provisions of FASB guidance, which establish annual and interim reporting standards for an enterprise’s business segments and related disclosures about each segment’s products, services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a company for making operating decisions and assessing financial performance. Our Chief Executive Officer is considered to be our chief operating decision maker.

We have determined that we have two reportable segments: the Disk Drive Components Division and the BioMeasurement Division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table represents net sales by product for each reportable segment.

	2009	2008	2007
Net sales:
Disk Drive Components Division Suspension assemblies	$397,942	$621,948	$691,790
Other products	8,325	8,628	23,800

Total Disk Drive Components Division	406,267	630,576	715,590

BioMeasurement Division	1,755	1,043	513

	$408,022	$631,619	$716,103

The following table represents operating loss for each reportable segment.

	2009	2008	2007
Loss from operations:
Disk Drive Components Division	$(152,032)	$(7,936)	$(1,091)
BioMeasurement Division	(23,485)	(22,662)	(17,584)

	$(175,517)	$(30,598)	$(18,675)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The following table represents long-lived assets for each reportable segment.

	2009	2008	2007
Long-lived assets:
Disk Drive Components Division	$276,283	$411,139	$454,477
BioMeasurement Division	3,053	3,949	3,406

	$279,336	$415,088	$457,883

Sales to foreign locations were as follows:

	2009	2008	2007
Foreign-based enterprises	$182,417	$263,346	$356,141
Foreign subsidiaries of United States corporations	217,900	360,843	328,743

	$400,317	$624,189	$684,884

The majority of these foreign location sales were to the Pacific Rim region. In addition, we had significant sales to United States corporations that used our products in their offshore manufacturing sites.

Revenue assigned based on product shipment location and long-lived assets by geographic area are as follows:

	2009	2008	2007
Revenue:
Thailand	$211,960	$360,842	$346,608
Hong Kong	152,068	215,291	206,892
Japan	14,299	40,386	106,374
United States	7,705	7,430	31,219
China	7,789	6,248	24,473
Other foreign countries	14,201	1,422	537

	$408,022	$631,619	$716,103

Long-lived assets:
United States	$278,334	$413,343	$456,099
Other foreign countries	1,002	1,745	1,784

	$279,336	$415,088	$457,883

Sales to customers in excess of 10% of net sales are as follows:

	2009	2008	2007
SAE Magnetics, Ltd./TDK Corporation	39%	34%	29%
Western Digital Corporation	36	29	20
Seagate Technology, LLC	18	29	26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

13.    Summary of Quarterly Information (unaudited)

The following table summarizes unaudited financial data for 2009 and 2008.

	2009 by Quarter					2008 by Quarter
	First	Second	Third	Fourth		First		Second	Third	Fourth
Net sales	$119,671	$79,004	$106,105	$103,242		$173,077		$143,844	$150,398	$164,300
Gross profit	(133)	(11,774)	1,977	17,464		32,917		18,941	16,512	17,110
Income (loss) from operations	(77,239)[1]	(57,637)[1]	(42,783)[1]	2,142		1,650	[2]	(9,755)	(12,037)[3]	(10,456)[2]
Income (loss) before income taxes	(63,812)[4]	(57,902)	(42,334)[4]	8,286	[4]	3,604		(8,337)	(13,027)	(20,323)[5]
Net income (loss)	(64,077)	(57,698)	(42,119)	8,341		2,290		(6,237)	(8,385)	(105,516)[6]
Net income (loss) per share:
Basic	(2.79)	(2.49)	(1.80)	0.364		0.09		(0.25)	(0.36)	(4.60)
Diluted	(2.79)	(2.49)	(1.80)	0.34		0.09		(0.25)	(0.36)	(4.60)
Price range per share:
High	11.58	4.30	2.95	8.51		27.61		26.39	16.94	16.02
Low	1.80	1.28	1.53	1.81		23.10		15.26	13.49	11.34

[1]

During the first, second and third quarters of 2009, we recorded $19,527,000, $4,787,000, and $4,894,000, respectively, for severance and other costs. In addition, during the first, second and third quarters of 2009, we recorded $32,280,000, $18,688,000 and $20,841,000, respectively, for asset impairments. The impairments were triggered by weakened demand for suspension assemblies and uncertain future market conditions.

[2]

During the first quarter of 2008, we recorded a litigation charge of $2,494,000, which was adjusted to $2,003,000 during the fourth quarter of 2008, related to the tentative settlement of a class action lawsuit. The lawsuit challenged our pay practices pertaining to the time certain production employees spend gowning and ungowning at the beginning and end of their shifts and meal breaks. The litigation charge is comprised of settlement payments to these employees and payment of their attorney’s fees and expenses.

[3]

During the third quarter of 2008, we took actions to reduce operating costs, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $1,061,000.

[4]	During the first, third and fourth quarters of 2009, we recorded a gain of $12,175,000, $1,923,000 and $7,516,000, respectively, for the extinguishment of long-term debt.

[5]

During the fourth quarter of 2008, an $8,484,000 other-than-temporary impairment to long-term investments was recorded to reflect the reduction in the carrying value of our ARS from a par value of $100,650,000 to an estimated fair value of $92,166,000.

[6]	The fourth quarter of 2008 income tax provision includes a non-cash charge of $92,500,000 related to establishing a full valuation allowance against our deferred tax assets.

The price range per share, reflected above, is the highest and lowest bids as quoted on the NASDAQ Global Select Market during each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hutchinson Technology Incorporated:

We have audited the accompanying consolidated balance sheets of Hutchinson Technology Incorporated and subsidiaries (the “Company”) as of September 27, 2009 and September 28, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 27, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 27, 2009 and September 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 27, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 8, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

December 8, 2009

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Hutchinson Technology Incorporated and Subsidiaries

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other Changes Add (Deduct)	Balance at End of Period
	(In thousands)
2007:
Allowance for doubtful accounts receivable	$553	$(482)	$(52)[1]	$19
Reserve for sales returns and allowances	1,065	1,523	(2,191)[2]	397

	$1,618	$1,041	$(2,243)	$416

2008:
Allowance for doubtful accounts receivable	$19	$13	$—	$32
Reserve for sales returns and allowances	397	4,046	(3,744)[2]	699

	$416	$4,059	$(3,744)	$731

2009:
Allowance for doubtful accounts receivable	$32	$192	$—	$224
Reserve for sales returns and allowances	699	1,158	(1,582)[2]	275

	$731	$1,350	$(1,582)	$499

[1]	Uncollectible accounts receivable written off, net of recoveries.

[2]	Returns honored and credit memos issued.

ELEVEN-YEAR SELECTED FINANCIAL DATA

Hutchinson Technology Incorporated and Subsidiaries

Annual Growth
5 Year	10 Year		2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
			(In thousands, except per share data and number of employees) (unaudited)
		FOR THE YEAR:
(3)%	(3)%	Net sales	$408,022	$631,619	$716,103	$721,507	$631,581	$469,696	$498,946	$390,694	$401,236	$459,572	$580,270
(43)%	(22)%	Gross profit (loss)	7,534	85,480	122,241	144,900	174,851	130,355	154,658	90,417	36,724	36,149	93,666
		Percent of net sales	2%	14%	17%	20%	28%	28%	31%	23%	9%	8%	16%
—	—	Income (loss) from operations	$(175,517)	$(30,598)	$(18,675)	$12,770	$57,381	$38,885	$81,483	$24,425	$(64,631)	$(98,416)	$23,333
		Percent of net sales	(43)%	(5)%	(3)%	2%	9%	8%	16%	6%	(16)%	(21)%	4%
—	—	Net income (loss)	$(155,553)	$(117,848)	$7,265	$20,476	$54,881	$73,113	$64,502	$15,002	$(56,277)	$(73,612)	$17,638
		Percent of net sales	(38)%	(19)%	1%	3%	9%	16%	13%	4%	(14)%	(16)%	3%
(26)%	(16)%	Capital expenditures	$20,609	$65,603	$102,239	$247,754	$197,123	$93,085	$52,023	$31,916	$32,047	$64,657	$120,596
(1)%	1%	Research and development expenses	26,776	39,711	55,245	52,939	36,829	28,258	14,945	17,663	23,241	21,433	23,106
5%	(2)%	Depreciation expenses	73,508	105,423	111,796	113,149	70,502	57,377	57,837	61,627	85,454	91,194	92,635
(27)%	(13)%	Cash flow from operating activities	19,300	90,336	102,790	110,340	126,776	95,432	131,618	48,091	61,463	69,679	81,176

		AT YEAR END:
(1)%	(1)%	Receivables	$71,893	$109,775	$122,526	$109,800	$96,200	$76,345	$65,858	$55,953	$46,625	$64,708	$81,766
6%	1%	Inventories	46,878	76,459	61,183	81,298	54,780	35,319	31,290	27,110	21,193	32,516	40,984
(11)%	(5)%	Working capital	181,748	301,135	428,623	414,222	275,888	322,911	343,706	244,730	247,074	270,609	309,447
5%	(2)%	Net property, plant and equipment	279,336	415,088	457,883	472,163	350,520	213,761	176,559	181,494	211,262	283,659	352,936
(2)%	(2)%	Total assets	635,487	881,287	1,049,989	1,045,084	799,538	688,392	638,956	562,101	594,940	683,933	751,849
15%	3%	Total debt and capital leases	301,250	378,942	380,288	381,543	150,000	150,000	150,000	151,374	206,900	233,872	219,733
		Total debt and capital leases as a percentage of total capitalization	51%	46%	39%	40%	21%	24%	26%	30%	38%	37%	32%
(9)%	(5)%	Shareholders’ investment	$290,674	$437,102	$599,547	$578,724	$552,539	$473,552	$431,375	$356,961	$338,266	$392,489	$464,959
		Return on shareholders’ investment	(43)%	(23)%	1%	4%	11%	16%	16%	4%	(15)%	(17)%	5%
(9)%	(11)%	Number of employees, including production temporaries	2,448	4,591	4,699	5,433	5,459	3,911	3,656	3,336	3,454	4,729	7,701
(1)%	(1)%	Shares of stock outstanding	23,359	22,941	26,074	25,638	25,450	24,394	25,917	25,355	25,171	24,830	24,744

		PER SHARE INFORMATION:
—	—	Net income (loss) — diluted	$(6.70)	$(4.83)	$0.28	$0.77	$1.88	$2.42	$2.21	$0.59	$(2.25)	$(2.97)	$0.75
(9)%	(4)%	Shareholders’ investment (book value)	12.44	19.05	22.99	22.57	21.71	19.41	16.64	14.08	13.44	15.81	18.79
		Price range
(21)%	(14)%	High	11.58	27.61	25.15	31.08	42.43	38.40	36.85	27.19	24.44	30.00	51.25
(43)%	(20)%	Low	1.28	11.34	18.00	17.69	25.65	21.61	15.21	12.81	13.38	9.38	11.88