Form 10-Q
period 2009-12-27
HUTCHINSON TECHNOLOGY INC
filed 2010-02-04
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2009
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
As of February 1, 2010, the registrant had 23,358,524 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except shares and per share data)

	December 27,	September 27,
	2009	2009 (1)(2)
		(as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$118,461	$106,391
Short-term investments including $4,884 and $3,031 restricted in cash (Note 4)	101,024	96,316
Trade receivables, net	59,812	63,448
Other receivables	11,851	8,445
Inventories	48,055	46,878
Other current assets	3,177	4,932

Total current assets	342,380	326,410

Long-term investments (Note 11)	22,176	24,316
Property, plant and equipment, net	268,883	279,336
Other assets	5,064	5,425

	$638,503	$635,487

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$97,941	$102,804
Accounts payable	20,750	17,536
Accrued expenses	10,701	11,183
Accrued compensation	13,800	13,139

Total current liabilities	143,192	144,662

Convertible subordinated notes	168,515	166,464
Long-term debt, less current maturities	540	946
Other long-term liabilities	1,361	1,705
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,359,000 and 23,359,000 issued and outstanding	234	234
Additional paid-in capital	419,569	418,572
Accumulated other comprehensive income	2,471	2,503
Accumulated loss	(97,379)	(99,599)

Total shareholders’ investment	324,895	321,710

	$638,503	$635,487

(1)	Derived from our 2009 audited consolidated financial statements.

(2)	Adjusted due to required retrospective adoption of the authoritative guidance for accounting for convertible debt instruments (Note 2).
See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended
	December 27,	December 28,
	2009	2008 (1)
		(as adjusted)
Net sales	$108,256	$119,671
Cost of sales	87,479	119,804

Gross profit (loss)	20,777	(133)

Research and development expenses	5,147	8,883
Selling, general and administrative expenses	12,501	16,416
Severance and other expenses (Note 8)	—	19,527
Asset impairment charge (Note 9)	—	32,280

Income (loss) from operations	3,129	(77,239)

Other income, net	558	323
Interest income	409	1,259
Gain on extinguishment of debt	5	12,175
Interest expense	(4,197)	(4,876)
Gain on short- and long-term investments	64	2,404

Loss before income taxes	(32)	(65,954)
(Benefit) provision for income taxes	(2,252)	265

Net income (loss)	$2,220	$(66,219)

Basic earnings (loss) per share	$0.10	$(2.88)

Diluted earnings (loss) per share	$0.09	$(2.88)

Weighted-average common shares outstanding	23,359	22,996

Weighted-average common and diluted shares outstanding	23,609	22,996

(1)	Adjusted due to required retrospective adoption of the authoritative guidance for accounting for convertible debt instruments (Note 2).
See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Thirteen Weeks Ended
	December 27,	December 28,
	2009	2008 (1)
		(as adjusted)
OPERATING ACTIVITIES:
Net income (loss)	$2,220	$(66,219)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	14,836	23,698
Stock-based compensation	997	1,557
Gain on short- and long-term investments	(64)	(2,404)
Loss on disposal of assets	147	47
Severance and other expenses (Note 8)	—	19,527
Asset impairment charge (Note 9)	—	32,280
Non-cash interest expense	2,051	2,142
Gain on extinguishment of debt	(5)	(12,175)
Changes in operating assets and liabilities	3,798	35,178

Cash provided by operating activities	23,980	33,631

INVESTING ACTIVITIES:
Capital expenditures	(4,098)	(11,846)
Purchases of marketable securities	(11,629)	(1,652)
Sales/maturities of marketable securities	9,077	81,811

Cash (used for) provided by investing activities	(6,650)	68,313

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	541
Borrowings on credit line	—	59,532
Repayment of short- and long-term debt	(5,260)	(48,110)

Cash provided by financing activities	(5,260)	11,963

Net increase in cash and cash equivalents	12,070	113,907

Cash and cash equivalents at beginning of period	106,391	62,309

Cash and cash equivalents at end of period	$118,461	$176,216

Supplemental cash flow disclosure:
Interest (net of amount capitalized)	$48	$127
Income taxes	$123	$—

(1)	Adjusted due to required retrospective adoption of the authoritative guidance for accounting for convertible debt instruments (Note 2).
See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Columnar dollar amounts in thousands, except per share amounts)
When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2010” mean our fiscal year ending September 26, 2010, references to “2009” mean our fiscal year ended September 27, 2009, and references to “2008” mean our fiscal year ended September 28, 2008.
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
(2) ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance specifies that convertible debt instruments that may be settled in cash upon conversion shall be separately accounted for by allocating a portion of the fair value of the instrument as a liability and the remainder as equity. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost over the effective term. The provisions of this guidance apply to our 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”), discussed in Note 11 below. We adopted the provisions of this guidance beginning in our first quarter of 2010. This guidance requires us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments that do not contain a comparable conversion feature. Furthermore, the guidance requires a retrospective adjustment for recognition of interest expense in prior periods. Accordingly, we have made certain adjustments to the presentation of prior period in our condensed consolidated financial statements — unaudited. Upon adoption of this guidance we began recording additional non-cash interest expense, which we expect will total approximately $8,500,000 to $10,000,000 annually or $2,000,000 to $2,700,000 per quarter in 2010 through 2013.
The adoption of this guidance required us to allocate the original $225,000,000 proceeds received from the issuance of our 3.25% Notes between the applicable debt and equity components. Accordingly, we have allocated $160,584,000 of the proceeds to the debt component of our 3.25% Notes and $40,859,000, net of deferred taxes of $23,557,000, to the equity conversion feature. At September 28, 2008, a full valuation allowance was recorded against our deferred tax assets. During the fourth quarter of 2009, we repurchased $27,500,000 par value of our 3.25% Notes leaving $197,500,000 par value outstanding. The debt component allocation was based on the estimated fair value of similar debt instruments without a conversion feature as determined by using a discount rate of 8.75%, which represents our estimated borrowing rate for such debt as of the date of our 3.25% Notes issuance. The difference between the cash proceeds associated with our 3.25% Notes and the debt component was recorded as a debt discount with a corresponding offset to additional paid-in-capital, net of applicable deferred taxes, representing the equity conversion feature. The debt discount that we recorded is being amortized over seven years, the expected term of our 3.25% Notes (January 19, 2006 through January 15, 2013), using the effective interest method resulting in additional non-cash interest expense. As of December 27, 2009, the remaining period over which the debt discount will be amortized is approximately 3 years.

The carrying amounts of our 3.25% Notes included in our condensed consolidated balance sheets — unaudited were as follows (in thousands):

	December 27,	September 27,
	2009	2009
		(as adjusted)
Principal balance	$197,500	$197,500
Debt discount	(28,985)	(31,036)

Convertible subordinated notes, net	$168,515	$166,464

We have recorded the following interest expense related to our 3.25% Notes in the periods presented (in thousands):

	Thirteen Weeks Ended
	December 27,	December 28,
	2009	2008
		(as adjusted)
Coupon rate of interest (cash interest)	$1,605	$1,828
Debt discount amortization (non-cash interest)	2,051	2,142

Net interest expense for the 3.25% Notes	$3,656	$3,970

The following tables reflect the impact that adoption of this guidance had on our condensed consolidated financial statements — unaudited (in thousands, except per share data) for the periods presented.
Condensed consolidated balance sheets — unaudited as of September 27, 2009:

		Convertible
	As Originally	Debt
	Reported	Adjustments	As Adjusted
Convertible subordinated notes	$197,500	$(31,036)	$166,464
Additional paid-in capital	377,713	40,859	418,572
Accumulated loss	(89,776)	(9,823)	(99,599)
Total shareholders’ investment	290,674	31,036	321,710
Total liabilities and shareholders’ investment	635,487	—	635,487
Condensed consolidated statement of operations — unaudited for the thirteen weeks ended December 28, 2008:

		Convertible
	As Originally	Debt
	Reported	Adjustments	As Adjusted
Interest expense	$(2,734)	$(2,142)	$(4,876)
Loss before income taxes	(63,812)	(2,142)	(65,954)
Provision for income taxes	265	—	265
Net loss	(64,077)	(2,142)	(66,219)
Basic and diluted loss per share	(2.79)	(0.09)	(2.88)
As of September 29, 2008, the cumulative effect of the change in accounting principle related to the convertible debt on retained earnings and additional paid-in capital was approximately $(3,331,000) and $40,859,000, respectively. The adoption of this guidance did not impact our total cash provided by (used for) operating, investing or financing activities on the condensed consolidated statements of cash flows — unaudited for the periods presented.
(3) FAIR VALUE MEASUREMENTS
We follow fair value measurement accounting with respect to (i) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis, and (ii) all financial assets and liabilities.

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
Level 1	—	Unadjusted quoted prices in an active market for the identical assets or liabilities at the measurement date.

Level 2	—	Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in nonactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by other observable market data.
Level 3	—	Unobservable inputs that reflect the use of significant management judgment. These values are generally determined using pricing models for which assumptions utilize management’s estimates of market participant assumptions.
The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at
	December 27, 2009
	Level 1	Level 2	Level 3
Assets
Trading securities
Marketable securities — ARS	$—	$—	$61,977
Available-for-sale
Marketable securities	35,410	—	—
Marketable securities — ARS	—	—	22,176
Rights Offering (described in Note 4 below)	—	—	3,637
Derivatives	—	64	—

Total Assets	$35,410	$64	$87,790

The following table reconciles the September 27, 2009 beginning and December 27, 2009 quarter one beginning and ending balances for items measured at fair value on a recurring basis in the table above that used Level 3 inputs.

		Rights
	ARS	Offering	Total
Balances at September 27, 2009	$86,207	$4,037	$90,244
Net realized gain (loss) included in other income	464	(400)	64
Unrealized loss included in other comprehensive income	(100)	—	(100)
Sales and redemptions	(2,418)	—	(2,418)

Balances at December 27, 2009	$84,153	$3,637	$87,790

The financial instruments that we hold are primarily of a traditional nature. For most instruments, including receivables, accounts payable and accrued expenses, we believe that the carrying amounts approximate fair value because of their short-term nature.
(4) INVESTMENTS
Our short-term investments are comprised of ARS, corporate notes, certificates of deposit, commercial paper and United States government debt securities. Our long-term investments are comprised of ARS. We account for securities available for sale in accordance with FASB guidance regarding accounting for certain investments in debt and equity securities, which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive income (“OCI”) within shareholders’ investment. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in “Gain on short- and long-term investments” on our condensed consolidated statements of operations — unaudited. Trading gains and losses also are included in “Gain on short- and long-term investments.” Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based upon management’s intent and ability to hold these investments. In addition, throughout 2009, the FASB issued various authoritative guidance and enhanced disclosures regarding fair value measurements and impairments of securities which help in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and in identifying transactions that are not orderly.
A summary of our investments as of December 27, 2009, is as follows:

	Cost	Gross Realized		Gross Unrealized		Recorded
	Basis	Gains	Losses	Gains	Losses	Basis
Available-for-sale securities
Short-term investments
Debt securities	$35,259	$—	$—	$151	$—	$35,410

Long-term investments
ARS	22,900	—	2,793	2,069	—	22,176

Total available-for-sale securities	58,159	—	2,793	2,220	—	57,586

Trading securities
Short-term investments
ARS — secured	65,725	—	3,748	—	—	61,977

Other
Rights Offering	—	3,637	—	—	—	3,637

	$123,884	$3,637	$6,541	$2,220	$—	$123,200

A summary of our investments as of September 27, 2009 is as follows:

	Cost	Gross Realized		Gross Unrealized		Recorded
	Basis	Gains	Losses	Gains	Losses	Basis
Available-for-sale securities
Short-term investments
Debt securities	$30,320	$—	$—	$68	$—	$30,388

Long-term investments
ARS	25,200	—	3,053	2,169	—	24,316

Total available-for-sale securities	55,520	—	3,053	2,237	—	54,704

Trading securities
Short-term investments
ARS — secured	66,125	—	4,234	—	—	61,891

Other
Rights Offering	—	4,037	—	—	—	4,037

	$121,645	$4,037	$7,287	$2,237	$—	$120,632

As of December 27, 2009, our short-term investments mature within one year. Our long-term ARS investments could take until final maturity (up to 37 years) to realize their par value.
Our ARS portfolio had an aggregate par value of $91,325,000 at September 27, 2009 and $88,625,000 at December 27, 2009. The reduction in par value was due to the sales and redemptions of portions of the ARS that we held. We determine the estimated fair value of our ARS portfolio each quarter. At September 27, 2009, we estimated the fair value of our ARS portfolio to be $90,244,000. As of December 27, 2009, we estimated the fair value of our ARS portfolio to be $87,790,000. The decrease in fair value from September 27, 2009, is primarily due to sales and redemptions for an aggregate of $2,700,000 par value of our ARS for $2,418,000 in cash. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we hold is based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20% or a one-month LIBOR rate plus 1.50%. Other contractual factors may result in rate restrictions based on the profitability of the issuer or may impose temporary rates that are significantly higher or lower. We continue to earn and receive interest at these contractual rates on our ARS portfolio. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security, the security matures (after a term of up to 37 years), the ARS are repurchased pursuant to the Rights Offering described below or, in light of recent uncertainties in the global credit and financial markets, we may decide not to hold to final maturity if the opportunity arises to sell these securities on reasonable terms.
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

As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit Corp. (“UBS Credit”), which provides us with a line of credit (the “UBS Credit Line”) secured only by the ARS we hold in accounts with UBS. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line. As of December 27, 2009, we have drawn down $55,309,000 of the UBS Credit Line available to us. UBS Credit may demand payment of borrowings under the UBS Credit Line only if it provides a replacement credit facility on substantially the same terms to us that is fully advanced in the amount of the then outstanding principal of the UBS Credit Line, or if it repurchases all of the pledged ARS at par. The UBS Credit Line is included in “Current maturities of long-term debt” on our condensed consolidated balance sheets — unaudited.
Our ARS portfolio and the Rights Offering are classified as short- and long-term investments on our condensed consolidated balance sheets — unaudited. A portion of the ARS were reclassified as short-term due to the terms of the UBS Settlement, which includes the Rights Offering. The balance of the ARS are classified as long-term due to the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments, including the Rights Offering. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded an unrealized loss of $100,000, plus an other than temporary realized gain of $464,000 as of December 27, 2009. This overall increase in fair value was primarily due to a favorable change in the interest rate spread used in our discounted cash flow model. We elected the fair value option (described above) on September 29, 2008, and subsequently elected to treat the portion of our ARS portfolio subject to the Rights Offering as trading securities valued under the fair value method. Accordingly, we recorded a benefit of $8,577,000 as of December 28, 2008, which was reduced to $4,037,000 as of September 27, 2009, related to the Rights Offering in “Short-term investments” on our condensed consolidated balance sheets — unaudited and a corresponding gain in “Gain on short- and long-term investments” on our condensed consolidated statements of operations — unaudited. As of December 27, 2009, we reduced the estimated fair value of the Rights Offering to $3,637,000. The valuation models we used to estimate the fair market values included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuations are sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.
As of December 27, 2009 and September 27, 2009, we had $4,884,000 and $3,031,000, respectively, of short-term investments that are restricted in use. These amounts cover collateral for our self-insured workers compensation programs, purchases of gold and outstanding gold hedges.
(5) TRADE RECEIVABLES
We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $59,812,000 at December 27, 2009, and $63,448,000 at September 27, 2009, are net of allowances of $266,000 and $499,000, respectively. As of December 27, 2009, allowances of $266,000 consisted of a $217,000 allowance for doubtful accounts and a $49,000 allowance for sales returns. As of September 27, 2009, allowances of $499,000 consisted of a $224,000 allowance for doubtful accounts and a $275,000 allowance for sales returns.

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

	Reductions in the
	Allowance for
	Returns Under
September 27, 2009	Warranties	December 27, 2009
$275	$(226)	$49
(6) INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at December 27, 2009, and September 27, 2009:

	December 27,	September 27,
	2009	2009
Raw materials	$21,361	$21,069
Work in process	9,191	9,990
Finished goods	17,503	15,819

	$48,055	$46,878

(7) EARNINGS (LOSS) PER SHARE
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed (i) using the treasury stock method for outstanding stock options and the if-converted method for the $150,000,000 aggregate principal amount of the 2.25% Convertible Subordinated Notes due 2010 (the “2.25% Notes”), and (ii) for the $225,000,000 aggregate principal amount of the 3.25% Notes by calculating the dilutive effect of potential common shares using net income available to common shareholders. A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended
	December 27,	December 28,
	2009	2008
		(as adjusted)
Net income (loss)	$2,220	$(66,219)
Plus: interest expense on convertible subordinated notes	—	—
Less: additional profit-sharing expense and income tax provision	—	—

Net income (loss) available to common shareholders	$2,220	$(66,219)

Weighted-average common shares outstanding	23,359	22,996
Dilutive potential common shares	250	—

Weighted-average common and diluted shares outstanding	23,609	22,996

Basic earnings (loss) per share	$0.10	$(2.88)

Diluted earnings (loss) per share	$0.09	$(2.88)

Diluted loss per share for the thirteen weeks ended December 28, 2008 excludes potential common shares of 197,000 using the treasury stock method. Diluted earnings (loss) per share for the thirteen weeks ended December 27, 2009 and December 28, 2008 excludes potential common shares of 1,505,000 and 4,475,000, respectively, using the if-converted method for the 2.25% Notes, as they were antidilutive.

(8) SEVERANCE AND OTHER EXPENSES
In response to weakened demand for suspension assemblies and due to changing and uncertain market and economic conditions, we took actions to reduce our cost structure in 2009. During the first quarter of 2009, we announced a restructuring plan that included eliminating positions company-wide. During January 2009, we eliminated approximately 1,380 positions. The workforce reduction resulted in a charge for severance and other expenses of $19,527,000, which was included in our financial results for the thirteen weeks ended December 28, 2008. As of June 28, 2009, the full amount of that severance has been paid.
(9) ASSET IMPAIRMENT
During the first quarter of 2009, we recorded non-cash impairment charges of $32,280,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations. The impairment review was triggered by weakened demand for suspension assemblies, uncertain future market conditions and the restructuring plan as discussed in Note 8, above. In response to these conditions, we made structural changes to consolidate some of our component and assembly manufacturing among our sites.
(10) INCOME TAXES
We account for income taxes in accordance with FASB guidance on accounting for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be realized based on future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our statement of operations.
Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 27, 2009, and September 28, 2008, we had valuation allowances of $147,889,000 and $85,125,000, respectively. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that a full valuation allowance is appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.
The income tax benefit of $2,252,000 for the thirteen weeks ended December 27, 2009, is primarily due to a change in U.S. tax law that enabled us to carry back some of our operating losses to prior years and apply for a refund of taxes paid in those years. The receivable for this refund is shown in the line item “Other receivables” in our condensed consolidated balance sheets — unaudited. The income tax provision of $265,000 for the thirteen weeks ended December 28, 2008, consists primarily of foreign income tax expenses.

(11) SHORT- AND LONG-TERM DEBT
Short- and long-term debt consisted of the following at December 27, 2009, and September 27, 2009:

	December 27,	September 27,
	2009	2009
		(as adjusted)
3.25% Notes	$197,500	$197,500
Debt discount	(28,985)	(31,036)
2.25% Notes	41,054	45,554
Eau Claire building mortgage	2,118	2,497
UBS Credit Line	55,309	55,699

Total debt	266,996	270,214
Less: Current maturities	(97,941)	(102,804)

	$169,055	$167,410

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
During September 2009, we spent $19,987,000 to repurchase $27,500,000 par value of our 3.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 27 percent. After the repurchase, we have $197,500,000 par value of the 3.25% Notes outstanding. Upon completion of the repurchases, the repurchased 3.25% Notes were cancelled. The resulting gain of $2,792,000 is included in our condensed consolidated financial statements.
In February 2003, we issued and sold $150,000,000 aggregate principal amount of the 2.25% Notes, which mature on March 15, 2010. Interest on the 2.25% Notes is payable semi-annually, which began on September 15, 2003. The 2.25% Notes are convertible, at the option of the holder, into our common stock at any time prior to their stated maturity, unless previously redeemed or repurchased, at a conversion price of $29.84 per share. Beginning March 20, 2008, the 2.25% Notes became redeemable, in whole or in part, at our option at 100.64% of their principal amount, and thereafter at prices declining to 100% on March 15, 2010. In addition, upon the occurrence of certain events, each holder of the 2.25% Notes may require us to repurchase all or a portion of such holder’s 2.25% Notes at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, for the period to, but excluding, the date of the repurchase.

During 2009, we spent $89,525,000 to repurchase $104,446,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at varying discounts to face value. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $14,461,000 is included in our condensed consolidated financial statements.
During December 2009, we spent $4,491,000 to repurchase $4,500,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents at an average discount to face value of approximately 0.2 percent. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of approximately $5,000 is included in our condensed consolidated financial statements. After the repurchase, we have $41,054,000 par value of the 2.25% Notes outstanding.
(12) DERIVATIVES
The purpose of our commodity hedging activities is to protect the values of our cash flows that are exposed to commodity price movement and reduce commodity price-related volatility in our condensed consolidated statements of operations — unaudited. We have established policies governing our use of derivative instruments. It is our policy to enter into derivative transactions only to the extent true exposures exist. We do not use derivative instruments for trading or speculative purposes, nor are we party to any leveraged derivative instruments or any instruments for which the fair market values are not available from independent third parties. We manage counter-party risk by entering into derivative contracts only with major financial institutions with investment grade credit ratings. The terms of certain derivative instruments contain a credit clause under which each party has a right to settle at market if the other party is downgraded below investment grade.
We evaluate hedge effectiveness at inception and on an ongoing basis, taking into account whether the derivatives used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on forward rates.
We discontinue hedge accounting when (i) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative expires, is sold or terminated; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) our management determines that designating the derivative as a hedging instrument is no longer appropriate. The gain or loss on a derivative is generally reclassified to net income immediately upon discontinuation. When hedge accounting is discontinued but the derivative remains outstanding, we carry the derivative at its fair value on our balance sheet and recognize future changes in its fair value as cost of sales.
The fair values of these hedge contracts are recorded on our condensed consolidated balance sheets - unaudited in “Other current assets” or “Accrued expenses,” as appropriate. The effective portion is reflected in accumulated OCI. The amount is net of tax, with a full valuation allowance recorded against it. The gains and losses on these contracts are recorded in cost of sales as the commodity is consumed. Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in fair value of the anticipated commodity purchases and is recorded in cost of sales.
During 2008 and 2009, we entered into contracts to hedge gold commodity price risks through February 2010. The contracts essentially established a fixed price for the underlying commodity and were designated and qualified as effective cash flow hedges of purchases of gold. At December 27, 2009, we had gold hedge purchase contracts outstanding to cover approximately 420 troy ounces of gold purchases. As of December 27, 2009, $118,000 of deferred net gains on both outstanding and matured derivatives in accumulated OCI are expected to be reclassified to net income during the next twelve months. Actual amounts ultimately reclassified to net income are dependent on the average monthly London PM gold fix rates in effect when our outstanding contracts mature.

The following table presents the fair value of our derivative instruments as of December 27, 2009:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments (commodity contracts)	Other current assets	$64	Accrued expenses	$—

Derivatives not designated as hedging instruments (commodity contracts)	Other current assets	—	Accrued expenses	—

Total derivatives		$64		$—

The following tables present the amounts affecting our condensed consolidated statements of operations — unaudited for the thirteen weeks ended December 27, 2009 and December 28, 2008:

Location of Gain or
(Loss)
Reclassified from
Derivatives in Cash	Amount of Gain or (Loss)		Accumulated OCI	Amount of Gain or (Loss)
Flow Value Hedging	Recognized in OCI on Derivative		into Income	Reclassified from Accumulated
Relationships	(Effective Portion)		(Effective Portion)	OCI into Income (Effective Portion)
	Thirteen	Thirteen		Thirteen	Thirteen
	Weeks Ended	Weeks Ended		Weeks Ended	Weeks Ended
	December 27,	December 28,		December 27,	December 28,
	2009	2008		2009	2008

Commodity contracts	$(149)	$(443)	Cost of sales	$(242)	$831

Location of Gain or (Loss)
	Recognized in Income on	Amount of Gain or (Loss)
	Derivative (Ineffective	Recognized in Income
Derivatives in Cash	Portion and Amount	on Derivative (Ineffective Portion and
Flow Value Hedging	Excluded from	Amount Excluded from
Relationships	Effectiveness Testing)	Effectiveness Testing)
		Thirteen	Thirteen
		Weeks Ended	Weeks Ended
		December 27, 2009	December 28, 2008

Commodity contracts	Cost of sales	$—	$9

Location of Gain or
Derivatives Not	(Loss) Recognized	Amount of Gain or (Loss)
Designated as	in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
		Thirteen Weeks	Thirteen Weeks
		Ended December 27,	Ended December 28,
		2009	2008

Commodity contracts	Cost of sales	$—	$(400)

The following table summarizes the activity in OCI related to these contracts:

	Thirteen Weeks Ended
	December 27,	December 28,
	2009	2008
Beginning of period unrealized gain (loss) in accumulated OCI	$266	$(1,037)
Increase in fair value of derivative instruments	(131)	(228)
(Loss) gain reclassified from OCI into cost of sales	(242)	831
Loss on dedesignated derivative instruments reclassified from OCI into cost of sales	—	(89)
Settlements	225	(958)

End of period unrealized gain (loss) in accumulated OCI	$118	$(1,481)

(13) STOCK-BASED COMPENSATION
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
We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $997,000 and $1,557,000 for the thirteen weeks ended December 27, 2009, and December 28, 2008, respectively. As of December 27, 2009, $7,080,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 21 months.
We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirteen weeks ended December 27, 2009, and December 28, 2008, were $5.43 and $1.86, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirteen Weeks Ended
	December 27,	December 28,
	2009	2008

Risk-free interest rate	2.6%	1.8%
Expected volatility	80.0%	60.0%
Expected life (in years)	7.3	7.6
Dividend yield	—	—
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the thirteen weeks ended December 27, 2009, are summarized as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual	Aggregate
	Number of Shares	Exercise Price ($)	Life (yrs.)	Intrinsic Value ($)
Outstanding at September 27, 2009	3,570,323	21.08	5.5	2,601,000
Granted	944,711	7.36
Exercised	—	—
Expired/Canceled	(288,590)	19.06

Outstanding at December 27, 2009	4,226,444	18.15	6.6	6,966,000

Options vested or expected to vest at December 27, 2009	4,126,199	18.41	6.5	6,706,000

Options exercisable at December 27, 2009	2,378,133	25.82	4.5	—

The following table summarizes information concerning currently outstanding and exercisable stock options:

		Options Outstanding		Options Exercisable
		Weighted-Average
		Remaining
Range of	Number	Contractual	Weighted-Average	Number	Weighted-Average
Exercise Prices ($)	Outstanding	Life (yrs.)	Exercise Price ($)	Exercisable	Exercise Price ($)
3.03-10.00	1,589,261	9.5	5.60	—	—
10.01-20.00	276,960	1.7	18.61	246,960	18.94
20.01-25.00	1,028,892	4.3	23.19	1,015,142	23.20
25.01-30.00	782,116	7.0	26.78	566,816	27.00
30.01-45.06	549,215	4.4	32.53	549,215	32.53

Total	4,226,444	6.6	18.15	2,378,133	25.82

(14) SEGMENT REPORTING
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
We have determined that we have two reportable segments: the Disk Drive Components Division and the BioMeasurement Division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

The following table represents net sales by product for each reportable segment and operating loss for each reportable segment.

	Thirteen Weeks Ended
	December 27,	December 28,
	2009	2008
Net sales:
Disk Drive Components Division:
Suspension assemblies	$105,600	$117,267
Other products	2,147	2,139

Total Disk Drive Components Division	107,747	119,406
BioMeasurement Division	509	265

	$108,256	$119,671

Income (loss) from operations:
Disk Drive Components Division	$8,020	$(70,601)
BioMeasurement Division	(4,891)	(6,638)

	$3,129	$(77,239)

(15) SUBSEQUENT EVENTS
We evaluated subsequent events after the balance sheet date of December 27, 2009 through February 4, 2010, the date the financial statements were issued. We did not identify any material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2010” mean our fiscal year ending September 26, 2010, references to “2009” mean our fiscal year ended September 27, 2009, and references to “2008” mean our fiscal year ended September 28, 2008.
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended September 27, 2009.
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
Our BioMeasurement Division is focused on bringing to the market new technologies and products that provide information clinicians can use to improve the quality of health care. Late in calendar 2006, we began selling the InSpectra® StO2 System for perfusion status monitoring. This noninvasive device provides a continuous, real-time and direct measurement of tissue oxygen saturation (StO2), an indicator of perfusion status. By helping clinicians instantly detect changes in a patient’s perfusion status, the InSpectra StO2 System helps clinicians reduce risks and costs by enabling faster and more precise assessment of oxygen delivery to vital organs and tissue in critical care settings. Our BioMeasurement Division incurred an operating loss of $4,891,000 for the thirteen weeks ended December 27, 2009, and we expect the division to continue to incur losses in 2010.
Our suspension assemblies are components in disk drives which are used in computers and a variety of consumer electronics products. For example, in 2009, due to the weak economy, consumer spending declined and retail demand for computers and other consumer electronics decreased, as well as business demand for computer systems. The demand for these products can be volatile which may affect demand for our suspension assemblies in the future.
In the long-term, we believe that end user demand for storage capacity will continue to increase as evolving consumer electronics and computing applications continue to require storage devices with increased capacity and functionality, which will increase disk drive demand and, therefore, suspension assembly demand. For calendar 2009, storage industry analysts estimate that disk drive shipments reached 555 million units, an increase of about 3 percent from calendar 2008, which was slowed due to the global recession. For 2010, we believe world-wide demand for suspension assemblies will closely track the growth in worldwide shipments of disk drives, currently estimated to be 10 to 20 percent by storage industry analysts and participants. Pricing for suspension assemblies is expected to remain competitive. We expect to benefit from overall demand growth and maintain or grow our market share. However, in our second quarter ending March 28, 2009, we expect suspension assembly demand to decline in line with historical seasonality based on our estimation of customers’ build plans and a temporary reduction in suspension assemblies per disk drive as transitions to higher areal density points occur. Over the last four years, we estimate that the average sequential decline in worldwide demand for hard disk drives and suspension assemblies in the March quarter has been about 6% and 10%, respectively. That seasonality occurs in part because suspension assembly shipments tend to partially align with customers’ build plans for the drives that they will ship in the seasonally slower June quarter.
We believe we have positioned our business to accommodate both possible instability in suspension assembly demand, and the resumption in year-over-year demand growth that we expect. As our TSA+ suspension assembly volumes increase, and as our TSA+ flexure yields and process efficiencies continue to improve, we are reducing the cost burden associated with TSA+ flexure production. Our strategies to achieve consistent profitability include expanding TSA+ adoption, improving our TSA+ flexure production efficiency, establishing production in Thailand and growing revenue in our BioMeasurement Division.

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

	Suspension Assembly Shipments by Quarter
	2009				2010
	First	Second	Third	Fourth	First
Suspension assembly shipment quantities	155	107	146	145	155
Our first quarter 2009 shipments decreased significantly from fourth quarter 2008 shipments of 209 million due to an unforeseen decline in world-wide disk drive shipments and a reduction of inventories in the supply chain. Despite the decline in overall quarterly volume, we estimate that our market share was unchanged compared to the preceding quarter. Our second quarter 2009 shipments decreased primarily due to lower demand for disk drives, lower disk drive production as the drive makers reduced inventory levels and a modest loss of overall market share. The share loss was primarily in the 2.5-inch ATA segment that was partially offset by share gains in the 3.5-inch ATA segment. Our third quarter 2009 shipments increased 36 percent compared with the preceding quarter as a result of stronger demand in every segment. Our fourth quarter 2009 shipments were flat compared to third quarter 2009 despite an expected decline in shipments to our customer Seagate Technology. Our first quarter 2010 shipments increased primarily due to normal seasonal increases.
Our average selling price declined to $0.68 in the first quarter of 2010, down $0.02 from the fourth quarter of 2009 and down $0.08 from the first quarter of 2009. This year-over-year decline in average selling price was a result of a continuing competitive pricing environment and the mix of products shipped. We expect continued downward pressure on our average selling price in 2010.
From the end of 2008 to the first quarter of 2010, we have substantially improved our gross margin despite a decline in net sales. The improvement is the result of the actions we took to restructure the business and reduce our costs, as well as the turnaround in demand that began in the latter half of 2009. Gross profit in the first quarter of 2010 was 19 percent, up from 17 percent in the fourth quarter of 2009, primarily due to an increase in net sales. Compared with the prior year’s first quarter, gross profit increased to $20,910,000 despite an $11,415,000 decline in net sales, reflecting the benefits of our 2009 restructuring and cost reduction actions. For 2010, our fixed cost of sales and operating expenses, in total, are expected to remain relatively flat compared to the 2010 first quarter. Increases in selling, general and administrative expenses due to startup costs for the establishment of our Thailand assembly operation, discussed below, are expected to be offset by decreases in our fixed cost of sales.
We have begun construction of an assembly operation in Thailand and hiring of management and support staff. We expect to begin operations in Thailand in the second half of calendar 2010. We anticipate that the Thailand assembly operation will improve our ability to serve our customers’ operations in Asia and enable us to reduce our labor costs, freight costs and future income taxes. We estimate that the Thailand assembly operation will require approximately $15,000,000 of capital spending in 2010 and we also will incur approximately $10,000,000 in startup expenses.
Our first quarter shipments of TSA+ suspension assemblies totaled approximately 25,000,000, up 36 percent from the preceding quarter. With the increased volume, we reduced the TSA+ flexure cost per part by approximately 16 percent in the first quarter of 2010 compared with the preceding quarter. However, the TSA+ cost burden increased to $7,400,000 in the first quarter of 2010 from $7,100,000 in the preceding quarter due to lower than expected TSA+ yields. Our average TSA+ flexure yield in the 2010 first quarter declined slightly compared with the preceding quarter as we began implementing certain process improvements that we expect will create long-term benefits. With continued growth in TSA+ suspension assembly volume and improvement in our TSA+ manufacturing efficiencies and yields, we believe we can eliminate the cost burden associated with TSA+ flexure production in the second half of 2010 and begin to achieve a cost advantage for TSA+ flexures over current subtractive TSA flexures soon after. TSA+ suspension assemblies should increase as a percentage of our shipments as the year progresses and could be nearly 50 percent of our volume by the end of the year.
For 2009, our capital expenditures were $20,609,000, primarily for TSA+ suspension production capacity, new program tooling and deployment of new process technology and capability improvements. Capital spending for the first quarter of 2010 was $4,098,000. We expect our capital expenditures to total approximately $35,000,000 in 2010, primarily for establishing our Thailand assembly operation, and tooling and manufacturing equipment for new process technology and capability improvements. We may need to increase our capital expenditures in 2010 to expand our TSA+ flexure production capacity to meet expected customer demand.

RESULTS OF OPERATIONS
Thirteen Weeks Ended December 27, 2009 vs. Thirteen Weeks Ended December 28, 2008
Net sales for the thirteen weeks ended December 27, 2009, were $108,256,000, compared to $119,671,000 for the thirteen weeks ended December 28, 2008, a decrease of $11,415,000. Suspension assembly sales decreased $11,667,000 from the thirteen weeks ended December 28, 2008, primarily due to our average selling price decreasing from $0.76 to $0.68 during the same period due to competitive pressures and the mix of products shipped. The decrease in unit shipments was primarily due to lower worldwide suspension assembly demand and loss of market share. Net sales in our BioMeasurement Division for the thirteen weeks ended December 27, 2009 were $509,000, compared to $265,000 for the thirteen weeks ended December 28, 2008.
Gross profit for the thirteen weeks ended December 27, 2009, was $20,777,000, compared to gross loss of $133,000 for the thirteen weeks ended December 28, 2008, an increase of $20,910,000. Gross profit as a percent of net sales was 19 percent and 0 percent, respectively. The higher gross profit was primarily due to the benefits of our 2009 restructuring and cost reduction actions, and lower costs associated with the production of TSA+ suspension assemblies. The TSA+ cost burden reduced gross profit by $7,400,000 for the thirteen weeks ended December 27, 2009, compared to $9,500,000 for the thirteen weeks ended December 28, 2008.
Research and development expenses for the thirteen weeks ended December 27, 2009, were $5,147,000, compared to $8,883,000 for the thirteen weeks ended December 28, 2008, a decrease of $3,736,000. The decrease was primarily due to lower labor expenses and lower depreciation expenses.
Selling, general and administrative expenses for the thirteen weeks ended December 27, 2009, were $12,501,000, compared to $16,416,000 for the thirteen weeks ended December 28, 2008, a decrease of $3,915,000. The reduction was due to $2,272,000 of lower Disk Drive Components Division expenses primarily due to lower labor, professional services and travel and training expenses. The additional reduction of $1,643,000 was due to lower BioMeasurement Division expenses primarily due to lower labor and travel expenses.
In response to weakening demand for suspension assemblies and due to changing and uncertain market and economic conditions, we took actions to reduce our expected loss in 2009. During the first quarter of 2009, we announced a restructuring plan that included eliminating positions company-wide. During January 2009, we eliminated approximately 1,380 positions. The workforce reduction resulted in a charge for severance and other expenses of $19,527,000, which was included in our financial results for the thirteen weeks ended December 28, 2008. The workforce reductions were completed by the end of January 2009.
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
Income from operations for the thirteen weeks ended December 27, 2009, included a $4,891,000 loss from operations for our BioMeasurement Division, compared to a $6,638,000 loss from BioMeasurement Division operations for the thirteen weeks ended December 28, 2008.
Interest income for the thirteen weeks ended December 27, 2009, was $409,000, compared to $1,259,000 for the thirteen weeks ended December 28, 2008, a decrease of $850,000. The decrease in interest income was due to lower investment yields and a lower cash balance.
During November 2008, we repurchased a portion of our outstanding 2.25% Notes. We spent $47,423,000 to repurchase $59,934,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 21 percent. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $12,175,000 was included in our condensed consolidated financial statements.

During December 2009, we spent $4,491,000 to repurchase $4,500,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 0.2 percent. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of approximately $5,000 was included in our condensed consolidated financial statements.
The gain on short- and long-term investments for the thirteen weeks ended December 28, 2008 was due to an increase of $8,577,000 related to the UBS Rights Offering, offset by an additional $6,173,000 impairment of our ARS holdings.
The income tax benefit of $2,252,000 for the thirteen weeks ended December 27, 2009, was primarily due to a change in U.S. tax law that enabled us to carry back some of our operating losses to prior years and apply for a refund of taxes paid in those years. The income tax provision of $265,000 for the thirteen weeks ended December 28, 2008, consists primarily of foreign income tax expenses.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents, short- and long-term investments, cash flow from operations and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents increased from $106,391,000 at September 27, 2009, to $118,461,000 at December 27, 2009. Our short- and long-term investments increased from $120,632,000 to $123,200,000 during the same period. In total, our cash and cash equivalents and short- and long-term investments increased by $14,638,000. This increase was primarily due to $23,980,000 of cash generated from operations. This increase was partially offset by $5,260,000 for the repayment of short- and long-term debt and $4,098,000 for capital expenditures.
Our ARS portfolio had an aggregate par value of $91,325,000 at September 27, 2009 and $88,625,000 at December 27, 2009. The reduction in par value was due to the sales and redemptions of portions of the ARS that we held. We determine the estimated fair value of our ARS portfolio each quarter. At September 27, 2009, we estimated the fair value of our ARS portfolio to be $90,244,000. As of December 27, 2009, we estimated the fair value of our ARS portfolio was $87,790,000. The decrease in fair value from September 27, 2009, was primarily due to sales and redemptions for an aggregate of $2,700,000 par value of our ARS for $2,418,000 in cash. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we hold is based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20% or a one-month LIBOR rate plus 1.50%. Other contractual factors may result in rate restrictions based on the profitability of the issuer or may impose temporary rates that are significantly higher or lower. We continue to earn and receive interest at these contractual rates on our ARS portfolio. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security, the security matures (after a term of up to 37 years), the ARS are repurchased pursuant to the Rights Offering described below or, in light of recent uncertainties in the global credit and financial markets, we may decide not to hold to final maturity if the opportunity arises to sell these securities on reasonable terms.
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
As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit Corp. (“UBS Credit”), which provides us with a line of credit (the “UBS Credit Line”) secured only by the ARS we hold in accounts with UBS. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line. As of December 27, 2009, we have drawn down $55,309,000 of the UBS Credit Line available to us. UBS Credit may demand payment of borrowings under the UBS Credit Line only if it provides a replacement credit facility on substantially the same terms to us that is fully advanced in the amount of the then outstanding principal of the UBS Credit Line, or if it repurchases all of the pledged ARS at par.
Our borrowing under the UBS Credit Line is treated as a “no net cost loan,” which means that the interest that we pay on the credit line will not exceed the interest that we receive on the ARS pledged by us as security for the UBS Credit Line. The rate for the majority of the ARS we hold is based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20%. Other contractual factors may result in rate restrictions based on the profitability of the issuer or may impose temporary rates that are significantly higher or lower. UBS Credit may demand payment of borrowings under the UBS Credit Line only if it provides a replacement credit facility on substantially the same terms to us that are fully advanced in the amount of the then outstanding principal of the UBS Credit Line, or if it repurchases all of the pledged ARS at par.
We are engaged in negotiations with Citigroup Inc. and one of its affiliates regarding an arrangement that would allow us to regain liquidity of at least a portion of the ARS they purchased on our behalf.
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
In May 2008, the FASB issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance specifies that convertible debt instruments that may be settled in cash upon conversion shall be separately accounted for by allocating a portion of the fair value of the instrument as a liability and the remainder as equity. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost over the effective term. The provisions of this guidance apply to our 3.25% Notes. We adopted the provisions of this guidance beginning in our first quarter of 2010 as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements — Unaudited.
During the fourth quarter of 2009, we spent $19,987,000 to repurchase $27,500,000 par value of our 3.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 27 percent. After the 3.25% Note Repurchase, we have $197,500,000 par value of the 3.25% Notes outstanding. Upon completion of the repurchases, the repurchased 3.25% Notes were cancelled. The resulting gain of $2,792,000 is included in our condensed consolidated financial statements — unaudited.

In February 2003, we issued and sold $150,000,000 aggregate principal amount of the 2.25% Notes which mature on March 15, 2010. Interest on the 2.25% Notes is payable semi-annually, which began on September 15, 2003. The 2.25% Notes are convertible, at the option of the holder, into our common stock at any time prior to their stated maturity, unless previously redeemed or repurchased, at a conversion price of $29.84 per share. Beginning March 20, 2008, the 2.25% Notes became redeemable, in whole or in part, at our option at 100.64% of their principal amount, and thereafter at prices declining to 100% on March 15, 2010. In addition, upon the occurrence of certain events, each holder of the 2.25% Notes may require us to repurchase all or a portion of such holder’s 2.25% Notes at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, for the period to, but excluding, the date of the repurchase.
During 2009, we spent $89,525,000 to repurchase $104,446,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at varying discounts to face value. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $14,461,000 is included in our condensed consolidated financial statements — unaudited.
During the first quarter of 2010, we spent $4,491,000 to repurchase $4,500,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $5,000 was included in our condensed consolidated financial statements — unaudited. After the repurchase, we have $41,054,000 par value of the 2.25% Notes outstanding. We intend to use available cash and cash equivalents to either repurchase the 2.25% Notes before the maturity date or to pay par value to the holders of the 2.25% Notes on March 15, 2010.
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
Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $4,098,000 for the thirteen weeks ended December 27, 2009. We anticipate capital expenditures to be approximately $35,000,000 in 2010, primarily for establishing a Thailand assembly operation, and tooling and manufacturing equipment for new process technology and capability improvements. We may need to increase our capital expenditures in 2010 to expand our TSA+ flexure production capacity to meet expected customer demand. As the full transition to TSA+ suspensions takes place, over the next three to five years, our capital expenditures could increase as we add capacity as needed. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents and short- and long-term investments or additional financing, if available given current credit market conditions.
Our capital expenditures for the Disk Drive Components Division are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives, process improvements to be incorporated in our manufacturing operations and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes, which may require new or improved process technologies, such as additive processing to produce flexures for our TSA+ suspensions. Capital spending is also based on our ability to fund capital expenditures, as needed, with cash generated from operations, our current cash, cash equivalents, and short-term investments or additional financing, if available given current capital market conditions.
We manage our capital spending to reflect the capacity that we expect will be needed to meet disk drive industry customer forecasts. However, existing work in process with vendors and lengthy lead times sometimes prevent us from adjusting our capital expenditures to match near-term demand. This can result in underutilization of capacity, which could lower gross profit.

As we develop the market for our InSpectra® StO2 System, we will continue to spend significant amounts of money on medical device sales and marketing and research and development in our BioMeasurement Division, which will limit the division’s profitability. For the thirteen weeks ended December 27, 2009, our BioMeasurement Division incurred an operating loss of $4,891,000, and we expect the division to continue to incur losses in 2010. These losses, along with growing working capital needs as the business grows, will negatively affect our ability to generate cash.
In 2008, our board of directors approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. The maximum dollar value of shares that may yet be purchased under the share repurchase program is $72,368,000. We have not repurchased any shares since 2008.
During 2008 and 2009, we entered into contracts to hedge gold commodity price risks through February 2010. The fair value of these contracts recorded on our condensed consolidated balance sheets — unaudited as of December 27, 2009 was $64,000, included in “Other current assets.” The effective portion is reflected in accumulated OCI. The amount is net of tax, with a full valuation allowance recorded against it. The gains and losses on these contracts are recorded in cost of sales as the commodities are consumed. Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in fair value of the anticipated commodity purchases and is recorded in cost of sales. See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information on our derivative instruments.
In light of current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our current debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations and additional financing, if needed and as available given current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, obligations at maturity of our 2.25% Notes in March 2010, other debt service requirements, debt and equity repurchases and capital expenditures through 2010. Holders of our $197,500,000 par value outstanding 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be certain that we will be able to raise additional capital on reasonable terms or at all, if needed.
CRITICAL ACCOUNTING POLICIES
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 of the Notes to Condensed Consolidated Financial Statements — Unaudited, in Item 1, above, for information regarding recently adopted accounting standards or accounting standards we expect to adopt in the future.

FORWARD-LOOKING STATEMENTS
Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: the demand for and shipments of disk drives, suspension assemblies and suspension assembly components, disk drive and suspension assembly technology and development, the development of and market demand for medical devices, product commercialization and adoption, production capabilities, capital expenditures and capital resources, average selling prices, product costs, inventory levels, division and company-wide revenue, gross profits and operating results, manufacturing capacity, assembly operations in Asia, cost reductions and economic and market conditions. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan,” “goal” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” beginning on page 10 in our most recent Annual Report on Form 10-K for the fiscal year ended September 27, 2009. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as noted in this Item 3, there have been no material changes in our exposure to market risk or to our quantitative and qualitative disclosures about market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009.
As of December 27, 2009, we had fixed rate debt of $240,673,000, which reflects a decrease of $4,500,000 from the end of our most recently completed fiscal year. This decrease resulted from note repurchases. At December 27, 2009, our fixed rate debt had a fair market value of approximately $202,576,000.
As of December 27, 2009, the fair market value of all derivative contracts on our condensed consolidated balance sheets — unaudited was a net asset of $64,000 due to fluctuating market prices.
Our ARS portfolio had an aggregate par value of $91,325,000 at September 27, 2009 and $88,625,000 at December 27, 2009. The reduction in par value was due to the sales and redemptions of portions of the ARS that we held. We determine the estimated fair value of our ARS portfolio each quarter. At September 27, 2009, we estimated the fair value of our ARS portfolio to be $90,244,000. As of December 27, 2009, we estimated the fair value of our ARS portfolio to be $87,790,000. The decrease in fair value from September 27, 2009, is primarily due to sales and redemptions for an aggregate of $2,700,000 par value of our ARS for $2,418,000 in cash. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace have “failed,” including auctions for all of the ARS we hold, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we hold is based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20% or a one-month LIBOR rate plus 1.50%. Other contractual factors may result in rate restrictions based on the profitability of the issuer or may impose temporary rates that are significantly higher or lower. We continue to earn and receive interest at these contractual rates on our ARS portfolio. Our ARS portfolio will continue to be offered for auction until the auction succeeds, the issuer calls the security, the security matures (after a term of up to 37 years), the ARS are repurchased pursuant to the Rights Offering described below or, in light of recent uncertainties in the global credit and financial markets, we may decide not to hold to final maturity if the opportunity arises to sell these securities on reasonable terms.
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
As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit, which provides us with the UBS Credit Line, which consisted of up to $59,500,000 secured only by the ARS we hold in accounts with UBS. As of December 28, 2008, we have drawn down the full amount of the UBS Credit Line. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line.
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
Our ARS portfolio and the Rights Offering are classified as short- and long-term investments on our condensed consolidated balance sheets — unaudited. A portion of the ARS were reclassified as short-term due to the terms of the UBS Settlement, which includes the Rights Offering. The balance of the ARS are classified as long-term due to the uncertainty of when we will be able to sell these securities. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments, including the Rights Offering. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded an unrealized loss of $100,000, plus an other than temporary realized gain of $464,000 as of December 27, 2009. This overall increase in fair value was primarily due to a favorable change in the interest rate spread used in our discounted cash flow model. We elected the fair value option (described above) on September 29, 2008, and subsequently elected to treat the portion of our ARS portfolio subject to the Rights Offering as trading securities valued under the fair value method. Accordingly, we recorded a benefit of $8,577,000 as of December 28, 2008, which was reduced to $4,037,000 as of September 27, 2009, related to the Rights Offering in “Long-term investments” on our condensed consolidated balance sheets — unaudited and a corresponding gain in “Other income” on our condensed consolidated statements of operations — unaudited. As of December 27, 2009, we reduced the estimated fair value of the Rights Offering to $3,637,000. The valuation models we used to estimate the fair market values included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuations are sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 27, 2009, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009.
ITEM 6. EXHIBITS
(a) Exhibits:
Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 0-14709.

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02).
3.2	Restated By-Laws of HTI, as amended December 3, 2008 (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 12/9/08).
#10.1	Description of Fiscal Year 2010 Disk Drive Components Division Management Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 10/15/09).
#10.2	Description of Fiscal Year 2010 BioMeasurement Division Management Bonus Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 10/15/09).
#10.3	Hutchinson Technology Incorporated Non-Employee Directors Equity Plan.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

#	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Quarterly Report or Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED
Date: February 4, 2010	By	/s/ Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date: February 4, 2010	By	/s/ John A. Ingleman
John A. Ingleman
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Page
3.1	Amended and Restated Articles of Incorporation of HTI.	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 3, 2008.	Incorporated by Reference
10.1	Description of Fiscal Year 2010 Disk Drive Components Division Management Bonus Plan of Hutchinson Technology Incorporated.	Incorporated by Reference
10.2	Description of Fiscal Year 2010 BioMeasurement Division Management Bonus Plan of Hutchinson Technology Incorporated.	Incorporated by Reference
10.3	Hutchinson Technology Incorporated Non-Employee Directors Equity Plan.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically