Form 10-Q
period 2010-03-28
HUTCHINSON TECHNOLOGY INC
filed 2010-05-05
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010
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
As of May 3, 2010, the registrant had 23,362,468 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except shares and per share data)

	March 28,	September 27,
	2010	2009 (1)(2)
		(as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$96,500	$106,391
Short-term investments, including $4,170 and $3,031 restricted (Note 4)	100,275	96,316
Trade receivables, net	51,024	63,448
Other receivables	8,401	8,445
Inventories	46,705	46,878
Other current assets	1,728	4,932

Total current assets	304,633	326,410

Long-term investments (Note 4)	—	24,316
Property, plant and equipment, net	263,543	279,336
Other assets	4,890	5,425

	$573,066	$635,487

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$56,133	$102,804
Accounts payable	12,942	17,536
Accrued expenses	8,119	11,183
Accrued compensation and benefits	15,626	13,139

Total current liabilities	92,820	144,662

Convertible subordinated notes	170,635	166,464
Long-term debt, less current maturities	128	946
Other long-term liabilities	1,168	1,705
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,362,000 and 23,359,000 issued and outstanding	234	234
Additional paid-in capital	420,603	418,572
Accumulated other comprehensive income	447	2,503
Accumulated loss	(112,969)	(99,599)

Total shareholders’ investment	308,315	321,710

	$573,066	$635,487

(1)	Derived from our 2009 audited consolidated financial statements.

(2)	Adjusted due to required retrospective adoption of the authoritative guidance for accounting for convertible debt instruments (Note 2).
See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009 (1)	2010	2009 (1)
		(as adjusted)		(as adjusted)
Net sales	$87,614	$79,004	$195,870	$198,675
Cost of sales	80,299	90,778	167,778	210,582

Gross profit (loss)	7,315	(11,774)	28,092	(11,907)

Research and development expenses	5,436	7,454	10,583	16,337
Selling, general and administrative expenses	13,199	14,934	25,700	31,350
Severance and other expenses (Note 8)	—	4,787	—	24,314
Asset impairment charge (Note 9)	—	18,688	—	50,968

Loss from operations	(11,320)	(57,637)	(8,191)	(134,876)

Other income, net	262	287	820	610
Interest income	528	928	937	2,187
Gain on extinguishment of debt	1	—	6	12,175
Interest expense	(4,162)	(5,200)	(8,359)	(10,076)
(Loss) gain on short- and long-term investments	(420)	1,506	(356)	3,910

Loss before income taxes	(15,111)	(60,116)	$(15,143)	$(126,070)
Provision (benefit) for income taxes	479	(204)	$(1,773)	$61

Net loss	$(15,590)	$(59,912)	$(13,370)	$(126,131)

Basic loss per share	$(0.67)	$(2.59)	$(0.57)	$(5.47)

Diluted loss per share	$(0.67)	$(2.59)	$(0.57)	$(5.47)

Weighted-average common shares outstanding	23,360	23,160	23,359	23,078

Weighted-average common and diluted shares outstanding	23,360	23,160	23,359	23,078

(1)	Adjusted due to required retrospective adoption of the authoritative guidance for accounting for convertible debt instruments (Note 2).
See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Twenty-Six Weeks Ended
	March 28,	March 29,
	2010	2009(1)
		(as adjusted)
OPERATING ACTIVITIES:
Net loss	$(13,370)	$(126,131)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	28,113	44,757
Stock-based compensation	2,031	2,865
Benefit for deferred tax assets	—	(67)
Loss (gain) on short- and long-term investments	356	(3,910)
Loss on disposal of assets	148	37
Severance and other expenses (Note 8)	—	12,513
Asset impairment charge (Note 9)	—	50,878
Amortization of debt discount	4,171	4,356
Gain on extinguishment of debt	(6)	(12,175)
Changes in operating assets and liabilities	9,913	56,523

Cash provided by operating activities	31,356	29,646

INVESTING ACTIVITIES:
Capital expenditures	(11,785)	(17,693)
Purchases of marketable securities	(23,618)	(10,852)
Sales/maturities of marketable securities	41,633	109,101

Cash provided by investing activities	6,230	80,556

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	1,062
Repayments of long-term debt	(47,477)	(48,469)
Proceeds from loan	—	59,506

Cash (used for) provided by financing activities	(47,477)	12,099

Net (decrease) increase in cash and cash equivalents	(9,891)	122,301

Cash and cash equivalents at beginning of period	106,391	62,309

Cash and cash equivalents at end of period	$96,500	$184,610

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$3,806	$4,748
Income taxes	$309	$68

(1)	Adjusted due to required retrospective adoption of the authoritative guidance for accounting for convertible debt instruments (Note 2).
See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Columnar dollar amounts in thousands, except per share amounts)
When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2011” mean our fiscal year ending September 25, 2011, references to “2010” mean our fiscal year ending September 26, 2010, references to “2009” mean our fiscal year ended September 27, 2009, and references to “2008” mean our fiscal year ended September 28, 2008.
(1) BASIS OF PRESENTATION
The condensed consolidated financial statements — unaudited have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements — unaudited includes normal recurring adjustments and reflects all adjustments which are, in the opinion of our management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we suggest that these condensed consolidated financial statements — unaudited be read in conjunction with the financial statements and the notes thereto included in our latest Annual Report on Form 10-K. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.
(2) ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance specifies that convertible debt instruments that may be settled in cash upon conversion shall be separately accounted for by allocating a portion of the fair value of the instrument as a liability and the remainder as equity. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost over the effective term. The provisions of this guidance apply to our 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”), discussed in Note 11 below. We adopted the provisions of this guidance beginning in our first quarter of 2010. This guidance requires us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments that do not contain a comparable conversion feature. Furthermore, the guidance requires a retrospective adjustment for recognition of interest expense in prior periods. Accordingly, we have made certain adjustments to the presentation of prior periods in our condensed consolidated financial statements — unaudited. Upon adoption of this guidance we began recording additional (non-cash) interest expense, which we expect will total approximately $8,500,000 to $10,000,000 annually or $2,000,000 to $2,700,000 per quarter in 2010 through 2013.
The adoption of this guidance required us to allocate the original $225,000,000 proceeds received from the issuance of our 3.25% Notes between the applicable debt and equity components. Accordingly, we have allocated $160,584,000 of the proceeds to the debt component of our 3.25% Notes and $40,859,000, net of deferred taxes of $23,557,000, to the equity conversion feature. At September 28, 2008, a full valuation allowance was recorded against our deferred tax assets. During the fourth quarter of 2009, we repurchased $27,500,000 par value of our 3.25% Notes, leaving $197,500,000 par value outstanding. The debt component allocation was based on the estimated fair value of similar debt instruments without a conversion feature as determined by using a discount rate of 8.75%, which represents our estimated borrowing rate for such debt as of the date of our 3.25% Notes issuance. The difference between the cash proceeds associated with our 3.25% Notes and the debt component was recorded as a debt discount with a corresponding offset to additional paid-in-capital, net of applicable deferred taxes, representing the equity conversion feature. The debt discount that we recorded is being amortized over seven years, the expected term of our 3.25% Notes (January 19, 2006 through January 15, 2013), using the effective interest method resulting in additional non-cash interest expense. As of March 28, 2009, the remaining period over which the debt discount will be amortized is approximately 3 years.

The carrying amounts of our 3.25% Notes included in our condensed consolidated balance sheets — unaudited were as follows (in thousands):

	March 28,	September 27,
	2010	2009
		(as adjusted)
Principal balance	$197,500	$197,500
Debt discount	(26,865)	(31,036)

Convertible subordinated notes, net	$170,635	$166,464

We have recorded the following interest expense related to our 3.25% Notes in the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009

Coupon rate of interest (cash interest)	$1,623	$1,848	$3,227	$3,677
Debt discount amortization (non-cash interest)	2,120	2,214	4,172	4,357

Total interest expense for the 3.25% Notes	$3,743	$4,062	$7,399	$8,034

The following tables reflect the impact that adoption of this guidance had on our condensed consolidated financial statements — unaudited (in thousands, except per share data) for the periods presented.
Condensed consolidated balance sheets — unaudited as of September 27, 2009:

		Convertible
	As Originally	Debt
	Reported	Adjustments	As Adjusted
Convertible subordinated notes	$197,500	$(31,036)	$166,464
Additional paid-in capital	377,713	40,859	418,572
Accumulated loss	(89,776)	(9,823)	(99,599)
Total shareholders’ investment	290,674	31,036	321,710
Total liabilities and shareholders’ investment	635,487	—	635,487
Condensed consolidated statement of operations — unaudited:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	March 29, 2009			March 29, 2009
		Convertible			Convertible
	As Originally	Debt		As Originally	Debt
	Reported	Adjustments	As Adjusted	Reported	Adjustments	As Adjusted
Interest expense	$(2,986)	$(2,214)	$(5,200)	$(5,720)	$(4,356)	$(10,076)
Loss before income taxes	(57,902)	(2,214)	(60,116)	(121,714)	(4,356)	(126,070)
(Benefit) provision for income taxes	(204)	—	(204)	61	—	61
Net loss	(57,698)	(2,214)	(59,912)	(121,775)	(4,356)	(126,131)
Basic and diluted loss per share	(2.49)	(0.10)	(2.59)	(5.28)	(0.19)	(5.47)
As of September 29, 2008, the cumulative effect of the change in accounting principle related to convertible debt on our accumulated loss and additional paid-in capital was approximately $(3,331,000) and $40,859,000, respectively. The adoption of this guidance did not impact our total cash provided by (used for) operating, investing or financing activities on the condensed consolidated statements of cash flows — unaudited for the periods presented.

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
Level 1	—	Unadjusted quoted prices in an active market for the identical assets or liabilities at the measurement date.

Level 2	—	Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in nonactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by other observable market data.
Level 3	—	Unobservable inputs that reflect the use of significant management judgment. These values are generally determined using pricing models for which assumptions utilize management’s estimates of market participant assumptions.
The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at
	March 28, 2010
	Level 1	Level 2	Level 3
Assets
Trading securities
Marketable securities — auction rate securities (“ARS”)	$—	$—	$61,765
Available-for-sale
Marketable securities	35,287	—	—
Rights Offering (described in Note 4 below)	—	—	3,223

Total assets	$35,287	$—	$64,988

The following table reconciles the September 27, 2009 beginning and March 28, 2010 ending balances for items measured at fair value on a recurring basis in the table above that used Level 3 inputs.

		Rights
	ARS	Offering	Total
Balances at September 27, 2009	$86,207	$4,037	$90,244
Net realized gain (loss) included in other income	458	(814)	(356)
Unrealized loss included in other comprehensive income	(2,169)	—	(2,169)
Sales and redemptions	(22,731)	—	(22,731)

Balances at March 28, 2010	$61,765	$3,223	$64,988

The financial instruments that we hold are primarily of a traditional nature. For most instruments, including receivables, accounts payable and accrued expenses, we believe that the carrying amounts approximate fair value because of their short-term nature.
(4) INVESTMENTS
Our short-term investments are comprised of ARS, corporate notes, certificates of deposit, commercial paper and United States government debt securities. We account for securities available for sale in accordance with FASB guidance regarding accounting for certain investments in debt and equity securities, which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive income (“OCI”) within shareholders’ investment. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in “(Loss) gain on short- and long-term investments” on our condensed consolidated statements of operations — unaudited. Trading gains and losses also are included in “Gain on short- and long-term investments.” Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based upon management’s intent and ability to hold these investments. In addition, throughout 2009, the FASB issued various authoritative guidance and enhanced disclosures regarding fair value measurements and impairments of securities which help in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and in identifying transactions that are not orderly.
A summary of our investments as of March 28, 2010, is as follows:

	Cost	Gross Realized		Gross Unrealized		Recorded
	Basis	Gains	Losses	Gains	Losses	Basis
Available-for-sale securities
Short-term investments
Debt securities	$35,177	$—	$—	$110	$—	$35,287

Trading securities
Short-term investments
ARS — secured	65,025	—	3,260	—	—	61,765

Other
Rights Offering	—	3,223	—	—	—	3,223

	$100,202	$3,223	$3,260	$110	$—	$100,275

A summary of our investments as of September 27, 2009 is as follows:

	Cost	Gross Realized		Gross Unrealized		Recorded
	Basis	Gains	Losses	Gains	Losses	Basis
Available-for-sale securities
Short-term investments
Debt securities	$30,320	$—	$—	$68	$—	$30,388

Long-term investments
ARS	25,200	—	3,053	2,169	—	24,316

Total available-for-sale securities	55,520	—	3,053	2,237	—	54,704

Trading securities
Short-term investments
ARS — secured	66,125	—	4,234	—	—	61,891

Other
Rights Offering	—	4,037	—	—	—	4,037

	$121,645	$4,037	$7,287	$2,237	$—	$120,632

As of March 28, 2010, our short-term investments mature within one year. Our ARS investments could take until final maturity (up to 37 years) to realize their par value.
Our ARS portfolio had an aggregate par value of $91,325,000 at September 27, 2009 and $65,025,000 at March 28, 2010. The reduction in par value was due to the sales and redemptions of portions of the ARS portfolio that we held. We determine the estimated fair value of our ARS portfolio each quarter. At September 27, 2009, we estimated the fair value of our ARS portfolio to be $90,244,000. At March, 28 2010, we estimated the fair value of our ARS portfolio to be $64,988,000. The decrease in fair value from September 27, 2009 to March 28, 2010, was primarily due to sales and redemptions for an aggregate of $26,300,000 par value of our ARS for $22,731,000 in cash. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
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
As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit Corp. (“UBS Credit”), which provides us with a line of credit (the “UBS Credit Line”) secured only by the ARS we hold in accounts with UBS. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line. As of March 28, 2010, we have drawn down $54,526,000 of the UBS Credit Line available to us. UBS Credit may demand payment of borrowings under the UBS Credit Line only if it provides a replacement credit facility on substantially the same terms to us that is fully advanced in the amount of the then outstanding principal of the UBS Credit Line, or if it repurchases all of the pledged ARS at par. The UBS Credit Line is included in “Current maturities of long-term debt” on our condensed consolidated balance sheets — unaudited.
On March 19, 2010, we entered into a settlement agreement with Citigroup Global Markets Inc. (“CGMI”) providing for the sale of a portion of our ARS. We received approximately $19,313,000 in cash (plus accrued interest) in exchange for $22,600,000 in principal amount of our ARS. As a result, we recorded an additional realized loss on the sale of these ARS of $528,000 during the quarter ended March 28, 2010. As of December 27, 2009, we had recorded an other than temporary realized loss of $2,793,000 on these ARS. In addition, for a three-year period, the settlement agreement provides us with the option to repurchase some or all of these ARS at the price for which we sold them, and the potential for additional recoveries in the event of issuer redemptions. As part of the settlement agreement, we agreed to dismiss with prejudice an arbitration proceeding between us and CGMI and an affiliate of CGMI relating to the ARS.
Our ARS portfolio and the Rights Offering are classified as short-term investments on our condensed consolidated balance sheets — unaudited. The ARS were classified as short-term due to the terms of the UBS Settlement, which includes the Rights Offering. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments, including the Rights Offering. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded an unrealized loss of $2,169,000, plus an other than temporary realized gain of $458,000 as of March 28, 2010. This overall increase in fair value was primarily due to a favorable change in the interest rate spread used in our discounted cash flow model. We elected the fair value option (described above) on September 29, 2008, and subsequently elected to treat the portion of our ARS portfolio subject to the Rights Offering as trading securities valued under the fair value method. Accordingly, we recorded a benefit of $8,577,000 as of December 28, 2008, which was reduced to $4,037,000 as of September 27, 2009, related to the Rights Offering in “Short-term investments” on our condensed consolidated balance sheets — unaudited and a corresponding gain in “(Loss) gain on short- and long-term investments” on our condensed consolidated statements of operations — unaudited. As of March 28, 2010, we reduced the estimated fair value of the Rights Offering to $3,223,000. The valuation models we used to estimate the fair market values included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuations are sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.
As of March 28, 2010 and September 27, 2009, we had $4,170,000 and $3,031,000, respectively, of short-term investments that are restricted in use. These amounts cover collateral for our self-insured workers compensation programs, purchases of gold and outstanding gold hedges.

(5) TRADE RECEIVABLES
We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $51,024,000 at March 28, 2010, and $63,448,000 at September 27, 2009, are net of allowances of $289,000 and $499,000, respectively. As of March 28, 2010, allowances of $289,000 consisted of a $217,000 allowance for doubtful accounts and a $72,000 allowance for sales returns. As of September 27, 2009, allowances of $499,000 consisted of a $224,000 allowance for doubtful accounts and a $275,000 allowance for sales returns.
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

	Increases in the	Reductions in the
	Allowance	Allowance for
	Related to	Returns Under
September 27, 2009	Warranties Issued	Warranties	March 28, 2010
$275	$143	($346)	$72
(6) INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at March 28, 2010, and September 27, 2009:

	March 28,	September 27,
	2010	2009

Raw materials	$19,241	$21,069
Work in process	6,536	9,990
Finished goods	20,928	15,819

	$46,705	$46,878

(7) EARNINGS (LOSS) PER SHARE
Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed (i) using the treasury stock method for outstanding stock options and the if-converted method for the $150,000,000 aggregate principal amount of the 2.25% Convertible Subordinated Notes (the “2.25% Notes”) retired in March 2010, and (ii) for the $225,000,000 aggregate principal amount of the 3.25% Notes by calculating the dilutive effect of potential common shares using net income available to common shareholders. A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
		(as adjusted)		(as adjusted)
Net loss	$(15,590)	$(59,912)	$(13,370)	$(126,131)
Plus: interest expense on convertible subordinated notes	—	—	—	—
Less: additional profit-sharing expense and income tax provision	—	—	—	—

Net loss available to common shareholders	$(15,590)	$(59,912)	$(13,370)	$(126,131)

Weighted-average common shares outstanding	23,360	23,160	23,359	23,078
Dilutive potential common shares	—	—	—	—

Weighted-average common and diluted shares outstanding	23,360	23,160	23,359	23,078

Basic loss per share	$(0.67)	$(2.59)	$(0.57)	$(5.47)

Diluted loss per share	$(0.67)	$(2.59)	$(0.57)	$(5.47)

Diluted loss per share for the thirteen weeks and twenty-six weeks ended March 28, 2010 excludes potential common shares of 301,000 and 276,000, respectively, using the treasury stock method and potential common shares of 1,164,000 and 1,335,000, respectively, using the if-converted method for the 2.25% Notes, as they are antidilutive. Diluted loss per share for the thirteen weeks and twenty-six weeks ended March 29, 2009 excludes potential common shares of 0 and 121,000, respectively, using the treasury stock method and potential common shares of 3,018,000 and 3,747,000, respectively, using the if-converted method for the 2.25% Notes, as they were antidilutive.
(8) SEVERANCE AND OTHER EXPENSES
In response to weakened demand for suspension assemblies and due to changing and uncertain market and economic conditions, we took actions to reduce our cost structure in 2009. During the first quarter of 2009, we announced a restructuring plan that included eliminating positions company-wide. During January 2009, we eliminated approximately 1,380 positions. The workforce reduction resulted in a charge for severance and other expenses of $19,527,000, which was included in our financial results for the thirteen weeks ended December 28, 2008. As of June 28, 2009, the full amount of that severance had been paid.
During the second quarter of 2009, in response to further weakened demand for suspension assemblies, we took actions to further restructure the company and reduce our overall cost structure in our Disk Drive Components Division. We closed our Sioux Falls, South Dakota, facility at the end of June 2009 and consolidated the related suspension assembly operations into our Eau Claire, Wisconsin, and Hutchinson, Minnesota, sites. The assembly operations consolidation resulted in a net elimination of approximately 220 positions. In addition, we consolidated photoetching operations into our Hutchinson, Minnesota, site and trace operations into our Eau Claire, Wisconsin, site to achieve improvements in efficiency and facility utilization and to reduce operating costs. We also reduced the workforce in our components operation in Eau Claire, Wisconsin, by approximately 100 positions. Our total workforce reductions, including these reductions in Sioux Falls, South Dakota, and Eau Claire, Wisconsin, and the approximately 1,380 positions we eliminated in the first quarter of 2009, total approximately 1,700 positions. The second quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,787,000, which was paid during the third and fourth quarters of 2009.
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
During the second quarter of 2009, in response to further weakened demand for suspension assemblies, we took actions to further restructure the company and reduce our overall cost structure in our Disk Drive Components Division. We closed our Sioux Falls, South Dakota, facility at the end of June 2009 and consolidated the related suspension assembly operations into our Eau Claire, Wisconsin, and Hutchinson, Minnesota, sites. In addition, we consolidated photoetching operations into our Hutchinson, Minnesota, site and trace operations into our Eau Claire, Wisconsin, site to achieve improvements in efficiency and facility utilization and to reduce operating costs. As a result of these restructuring actions, we recorded additional non-cash impairment charges of $18,688,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations.
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
The income tax provision of $479,000 for the thirteen weeks ended March 29, 2010, consists primarily of foreign income tax expenses. The income tax benefit of $204,000 for the thirteen weeks ended March 29, 2009, was primarily due to certain provisions of the American Recovery and Reinvestment Act of 2009 (the “ARRA”) that permit certain tax credits to be converted into cash refunds in lieu of claiming bonus depreciation.
The income tax benefit for the twenty-six weeks ended March 28, 2010, was $1,773,000 compared to the income tax provision of $61,000 for the twenty-six weeks ended March 29, 2009. The income tax benefit for the twenty-six weeks ended March 28, 2010, was primarily due to a change in U.S. tax law that enabled us to carry back some of our operating losses to prior years and apply for a refund of taxes paid in those years. This benefit was offset by foreign income tax expense.
(11) SHORT- AND LONG-TERM DEBT
Short- and long-term debt consisted of the following at March 28, 2010, and September 27, 2009:

	March 28,	September 27,
	2010	2009
		(as adjusted)
3.25% Notes	$197,500	$197,500
Debt discount	(26,865)	(31,036)
2.25% Notes	—	45,554
Eau Claire building mortgage	1,735	2,497
UBS Credit Line	54,526	55,699

Total debt	226,896	270,214
Less: Current maturities	(56,133)	(102,804)

	$170,763	$167,410

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
During September 2009, we spent $19,987,000 to repurchase $27,500,000 par value of our 3.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 27 percent. At the time of repurchase the notes had a book value of $23,139,000, which includes the par value of the notes, offset by the remaining debt discount of $4,361,000. We have $197,500,000 par value of the 3.25% Notes outstanding. Upon completion of the repurchases, the repurchased 3.25% Notes were cancelled. The resulting gain of $2,792,000 was included in our condensed consolidated financial statements — unaudited.
In February 2003, we issued and sold $150,000,000 aggregate principal amount of the 2.25% Notes. The remaining outstanding 2.25% Notes matured and were retired on March 15, 2010. Interest on the 2.25% Notes was payable semi-annually, beginning on September 15, 2003. The 2.25% Notes were convertible, at the option of the holder, into our common stock at any time prior to their stated maturity, unless previously redeemed or repurchased, at a conversion price of $29.84 per share. Beginning March 20, 2008, the 2.25% Notes became redeemable, in whole or in part, at our option at 100.64% of their principal amount, and thereafter at prices declining to 100% on March 15, 2010. In addition, upon the occurrence of certain events, each holder of the 2.25% Notes could have required us to repurchase all or a portion of such holder’s 2.25% Notes at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, for the period to, but excluding, the date of the repurchase.
During 2009, we spent $89,525,000 to repurchase $104,446,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at varying discounts to face value. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $14,461,000 was included in our condensed consolidated financial statements — unaudited.
During the first and second quarters of 2010, we spent $11,488,000 to repurchase $11,500,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $6,000 was included in our condensed consolidated financial statements — unaudited. On the maturity date of March 15, 2010, we used our available cash and cash equivalents to pay par value of $34,054,000 to retire all of the remaining outstanding 2.25% Notes. None of the 2.25% Notes remain outstanding.
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
The fair values of these hedge contracts are recorded on our condensed consolidated balance sheets — unaudited in “Other current assets” or “Accrued expenses,” as appropriate. The effective portion is reflected in accumulated OCI. The amount is net of tax, with a full valuation allowance recorded against it. The gains and losses on these contracts are recorded in cost of sales as the commodity is consumed. Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in fair value of the anticipated commodity purchases and is recorded in cost of sales.
During 2008 and 2009, we entered into contracts to hedge gold commodity price risks through February 2010. The contracts essentially established a fixed price for the underlying commodity and were designated and qualified as effective cash flow hedges of purchases of gold. As of March 28, 2010 we no longer had any gold hedge purchase contracts. As of March 28, 2010, $29,000 of deferred net gains on both outstanding and matured derivatives in accumulated OCI is expected to be reclassified to net income during the next fiscal quarter. Actual amounts ultimately reclassified to net income are dependent on the average monthly London PM gold fix rates in effect when our outstanding contracts mature.
As of March 28, 2010, we did not have any outstanding derivative contracts on our condensed consolidated balance sheets — unaudited.

The following tables present the amounts affecting our condensed consolidated statements of operations — unaudited for the thirteen and twenty-six weeks ended March 28, 2010 and March 29, 2009:

Location of Gain or
(Loss)
Reclassified from
Derivatives in Cash Flow	Amount of Gain or (Loss)		Accumulated OCI	Amount of Gain or (Loss)
Value Hedging	Recognized in OCI on Derivative		into Income	Reclassified from Accumulated
Relationships	(Effective Portion)		(Effective Portion)	OCI into Income (Effective Portion)
	Thirteen Weeks	Thirteen Weeks		Thirteen Weeks	Thirteen Weeks
	Ended	Ended		Ended	Ended
	March 28,	March 29,		March 28,	March 29,
	2010	2009		2010	2009

Commodity contracts	$(89)	$1,368	Cost of sales	$(102)	$(678)

Location of Gain or
(Loss)
Reclassified from
Derivatives in Cash Flow	Amount of Gain or (Loss)		Accumulated OCI	Amount of Gain or (Loss)
Value Hedging	Recognized in OCI on Derivative		into Income	Reclassified from Accumulated
Relationships	(Effective Portion)		(Effective Portion)	OCI into Income (Effective Portion)
	Twenty-Six	Twenty-Six		Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended		Weeks Ended	Weeks Ended
	March 28,	March 29,		March 28,	March 29,
	2010	2009		2010	2009

Commodity contracts	$(237)	$925	Cost of sales	$(343)	$(1,509)

Location of Gain or (Loss)
	Recognized in Income on	Amount of Gain or (Loss)		Amount of Gain or (Loss)
	Derivative (Ineffective	Recognized in Income		Recognized in Income
Derivatives in Cash Flow	Portion and Amount	on Derivative (Ineffective Portion and		on Derivative (Ineffective Portion and
Value Hedging	Excluded from	Amount Excluded from		Amount Excluded from
Relationships	Effectiveness Testing)	Effectiveness Testing)		Effectiveness Testing)
Thirteen
		Weeks	Thirteen	Twenty-Six	Twenty-Six
		Ended	Weeks Ended	Weeks Ended	Weeks Ended
		March 28,	March 29,	March 28,	March 29,
		2010	2009	2010	2009

Commodity contracts	Cost of sales	$—	$(41)	$—	$(50)

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)		Amount of Gain or (Loss)
Designated as	Recognized in Income on	Recognized in Income on		Recognized in Income on
Hedging Instruments	Derivative	Derivative		Derivative
Thirteen
		Weeks	Thirteen	Twenty-Six	Twenty-Six
		Ended	Weeks Ended	Weeks Ended	Weeks Ended
		March 28,	March 29,	March 28,	March 29,
		2010	2009	2010	2009

Commodity contracts	Cost of sales	$—	$308	$—	$(90)

The following table summarizes the activity in OCI related to these contracts:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Beginning of period unrealized gain in accumulated OCI	$118	$1,480	$267	$1,037
Decrease in fair value of derivative instruments	(64)	(708)	(196)	(481)
(Loss) gain reclassified from OCI into cost of sales	(102)	(678)	(343)	(1,509)
Loss on dedesignated derivative instruments reclassified from OCI into cost of sales	—	(559)	—	(470)
Settlements	77	577	301	1,535

End of period unrealized gain in accumulated OCI	$29	$112	$29	$112

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
We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $1,008,000 and $1,309,000 for the thirteen weeks ended March 28, 2010, and March 29, 2009, respectively; and $2,004,000 and $2,865,000 for the twenty-six weeks ended March 28, 2010 and March 29, 2009, respectively. As of March 28, 2010, $6,686,000 of unrecognized compensation expense related to unvested awards is expected to be recognized over a weighted-average period of approximately 20 months.
We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the twenty-six weeks ended March 28, 2010, and March 29, 2009, were $5.49 and $1.98, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Twenty-Six Weeks Ended
	March 28,	March 29,
	2010	2009

Risk-free interest rate	2.7%	1.9%
Expected volatility	80.0%	60.0%
Expected life (in years)	7.4	7.7
Dividend yield	—	—
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the twenty-six weeks ended March 28, 2010, are summarized as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Number of Shares	Exercise Price ($)	Contractual Life (yrs.)	Intrinsic Value ($)

Outstanding at September 27, 2009	3,570,323	21.08	5.5	2,601,000
Granted	1,037,211	7.37
Exercised	—	—
Expired/Canceled	(305,590)	18.64

Outstanding at March 28, 2010	4,301,944	17.95	6.7	2,157,000

Options vested or expected to vest at March 28, 2010	4,217,959	18.16	6.6	2,157,000

Options exercisable at March 28, 2010	2,372,833	25.83	4.5	—

The following table summarizes information concerning currently outstanding and exercisable stock options:

		Options Outstanding		Options Exercisable
		Weighted-Average
		Remaining
Range of	Number	Contractual	Weighted-Average	Number	Weighted-Average
Exercise Prices ($)	Outstanding	Life (yrs.)	Exercise Price ($)	Exercisable	Exercise Price ($)
3.03-10.00	1,670,861	9.6	5.70	—	—
10.01-20.00	273,960	1.7	18.63	243,960	18.96
20.01-25.00	1,027,892	4.3	23.19	1,014,142	23.20
25.01-30.00	780,516	7.0	26.78	566,016	27.00
30.01-45.06	548,715	4.4	32.53	548,715	32.53

Total	4,301,944	6.7	17.95	2,372,833	25.83

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

The following table represents net sales by product for each reportable segment and operating loss for each reportable segment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Net sales:
Disk Drive Components Division:
Suspension assemblies	$85,344	$76,198	$190,944	$193,465
Other products	1,583	2,348	3,730	4,487

Total Disk Drive Components Division	86,927	78,546	194,674	197,952
BioMeasurement Division	687	458	1,196	723

	$87,614	$79,004	$195,870	$198,675

(Loss) income from operations:
Disk Drive Components Division	$(6,044)	$(51,388)	$1,976	$(121,989)
BioMeasurement Division	(5,276)	(6,249)	(10,167)	(12,887)

	$(11,320)	$(57,637)	$(8,191)	$(134,876)

(15) SUBSEQUENT EVENTS
We evaluated subsequent events after the balance sheet date of March 28, 2010 through the date the financial statements were issued. We did not identify any material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these condensed consolidated financial statements — unaudited.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2011” mean our fiscal year ending September 25, 2011, references to “2010” mean our fiscal year ending September 26, 2010, references to “2009” mean our fiscal year ended September 27, 2009, and references to “2008” mean our fiscal year ended September 28, 2008.
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
Our BioMeasurement Division is focused on bringing to the market new technologies and products that provide information clinicians can use to improve the quality of health care. Late in calendar 2006, we began selling the InSpectra® StO2 System for perfusion status monitoring. This noninvasive device provides a continuous, real-time and direct measurement of tissue oxygen saturation (StO2), an indicator of perfusion status. By helping clinicians instantly detect changes in a patient’s perfusion status, the InSpectra StO2 System helps clinicians reduce risks and costs by enabling faster and more precise assessment of oxygen delivery to vital organs and tissue in critical care settings. Our BioMeasurement Division incurred an operating loss of $10,167,000 for the twenty-six weeks ended March 28, 2010, and we expect the division to continue to incur losses in 2010. As a result of the current pace of adoption of the InSpectra StO2 System and spending constraints in health care markets world-wide, we now expect 2010 net sales from the BioMeasurement Division to be approximately $3,000,000, compared to our previous expectations of $4,000,000 to $6,000,000.
Our suspension assemblies are components in disk drives which are used in computers and a variety of consumer electronics products. The demand for these products can be volatile which may affect demand for our suspension assemblies in the future. For example, in 2009, due to the weak economy, consumer spending declined and retail demand for computers and other consumer electronics as well as business demand for computer systems, decreased.
In the long-term, we believe that end user demand for storage capacity will continue to increase as evolving consumer electronics and computing applications continue to require storage devices with increased capacity and functionality, which will increase disk drive demand and, therefore, suspension assembly demand. For calendar 2009, storage industry analysts estimate that disk drive shipments reached 556 million units, an increase of about 3 percent from calendar 2008 which was slowed by the global recession. For 2010, we believe world-wide demand for suspension assemblies will closely track the growth in world-wide shipments of disk drives, currently estimated to be 15 to 20 percent by storage industry analysts and participants. Pricing for suspension assemblies is expected to remain competitive. We expect to benefit from overall demand growth. However, in our second quarter ended March 28, 2010, due to a temporary market share loss, our decline in shipments was more than the estimated decline in world-wide suspension assembly shipments. Based on program qualifications and volume commitments from our customers, we expect to regain market share in our third quarter of 2010. Based on our expected market share gains, our third quarter of 2010 shipments should be relatively flat compared to the second quarter of 2010 despite a projected seasonal decline in disk drive shipments in that quarter.
We believe we have positioned our business to accommodate both possible instability in suspension assembly demand, and the resumption in year-over-year demand growth that we expect. As our TSA+ suspension assembly volumes increase, and as our TSA+ flexure yields and process efficiencies continue to improve, we expect to reduce the cost burden associated with TSA+ flexure production. To achieve consistent profitability we will continue to focus on growing our suspension assembly revenue, improving our TSA+ production efficiency, expanding TSA+ adoption, establishing operations in Thailand and growing revenue in our BioMeasurement Division.
The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

	Suspension Assembly Shipments by Quarter
	2009				2010
	First	Second	Third	Fourth	First	Second
Suspension assembly shipment quantities	155	107	146	145	155	130
Our second quarter 2009 shipments decreased primarily due to lower demand for disk drives, lower disk drive production as the drive makers reduced inventory levels and a modest loss of overall market share. The share loss was primarily in the 2.5-inch ATA segment that was partially offset by share gains in the 3.5-inch ATA segment. Our third quarter 2009 shipments increased 36 percent compared with the preceding quarter as a result of stronger demand in every segment. Our fourth quarter 2009 shipments were flat compared to third quarter 2009 despite an expected decline in shipments to our customer Seagate Technology. Our first quarter 2010 shipments increased primarily due to normal seasonal increases. In our second quarter 2010, our 16 percent sequential decline in shipments was more than the estimated decline in world-wide suspension assembly shipments. This temporary market share loss resulted primarily from our broad implementation of a TSA+ process improvement that temporarily prevented us from meeting demand and from share shifts among disk drive manufacturers.
Our average selling price declined to $0.66 in the second quarter of 2010, compared with $0.68 in the first quarter of 2010 and $0.71 in the second quarter of 2009. The decline in average selling price reflects the continuation of a competitive pricing environment. We expect continued downward pressure on our average selling price in 2010.
From the end of 2008 to the first quarter of 2010, we substantially improved our gross margin despite a decline in net sales. The improvement was the result of the actions we took in 2009 to restructure the business and reduce our costs, as well as the turnaround in demand that began in the latter half of 2009. Gross profit in the first quarter of 2010 was 19 percent, up from 17 percent in the fourth quarter of 2009, primarily due to an increase in net sales. Gross profit decreased in the second quarter of 2010 to $7,315,000, or 8 percent, primarily due to a 16 percent sequential quarter decline in suspension assembly shipments. For 2010, our fixed cost of sales and operating expenses, in total, are expected to remain relatively flat with the first quarter of 2010. Increases in selling, general and administrative expenses due to startup costs for the establishment of our Thailand assembly operation, discussed below, are expected to be offset by decreases in our fixed cost of sales.
We have begun construction of an assembly facility in Thailand and hiring and training of management and support staff. We expect to ship products for customer qualification from our Thai operation early in 2011. We anticipate that the Thailand assembly operation will improve our ability to serve our customers’ operations in Asia and enable us to reduce our labor costs, freight costs and future income taxes. We estimate that the Thailand assembly operation will require approximately $15,000,000 of capital spending in 2010 and we also expect to incur approximately $10,000,000 in startup expenses in 2010.
We shipped approximately 20,000,000 TSA+ suspension assemblies in the second quarter of 2010, compared with approximately 25,000,000 in the preceding quarter. Due to temporary yield declines experienced in the last month of the quarter as certain process improvements were being broadly implemented and new TSA+ products were brought into production, the TSA+ cost burden increased to $7,900,000 in the second quarter of 2010 from $7,400,000 in the preceding quarter. With continued growth in TSA+ suspension assembly volume and improvement in our TSA+ manufacturing efficiencies and yields, we remain confident in our TSA+ production ramp and our TSA+ yield improvement efforts and believe we can eliminate the TSA+ cost burden by the end of 2010.
We have been actively involved with several of our customers on dual stage actuation (“DSA”) designs and prototypes. The work has further progressed, and we have been selected to develop and produce DSA suspension assemblies for three disk drive programs with two customers. We also have DSA quoting and sampling activity in progress with all of the other disk drive manufacturers. The timing and volume of our customers’ DSA programs are subject to, among other things, the economics of existing and future technical alternatives that may also meet their disk drive requirements.

For 2009, our capital expenditures were $20,609,000, primarily for TSA+ suspension production capacity, new program tooling and deployment of new process technology and capability improvements. Capital spending for the first half of 2010 was $11,785,000. To respond to growing customer demand for TSA+ suspension assemblies, we are expanding our TSA+ flexure production capacity and increasing our planned capital expenditures for 2010 from $35,000,000 to $50,000,000 in 2010. We continue to gain customer acceptance on new programs with our TSA+ products and expect TSA+ suspensions to grow significantly as a percentage of our product mix, as they continue to replace TSA suspensions. Capital expenditures in 2010 will primarily be for TSA+ flexure production capacity, establishing our Thailand assembly operation and tooling and manufacturing equipment for new process technology and capability improvements.
RESULTS OF OPERATIONS
Thirteen Weeks Ended March 28, 2010 vs. Thirteen Weeks Ended March 29, 2009
Net sales for the thirteen weeks ended March 28, 2010, were $87,614,000, compared to $79,004,000 for the thirteen weeks ended March 29, 2009, an increase of $8,610,000. Suspension assembly sales increased $9,146,000 from the thirteen weeks ended March 29, 2009, primarily due to higher shipment volumes that were partially offset by a decrease in our average selling price from $0.71 to $0.66 due to a competitive pricing environment. Net sales in our BioMeasurement Division for the thirteen weeks ended March 28, 2010 were $687,000, compared to $458,000 for the thirteen weeks ended March 29, 2009.
Gross profit for the thirteen weeks ended March 28, 2010, was $7,315,000, compared to gross loss of $11,774,000 for the thirteen weeks ended March 29, 2009, an improvement of $19,089,000. Gross profit as a percent of net sales was positive 8 percent and negative 15 percent, for the thirteen weeks ended March 28, 2010 and March 29, 2009, respectively. The higher gross profit was primarily due to the benefits of our 2009 restructuring and cost reduction actions. The TSA+ cost burden reduced gross profit by $7,900,000 for the thirteen weeks ended March 28, 2010, compared to $7,800,000 for the thirteen weeks ended March 29, 2009.
Research and development expenses for the thirteen weeks ended March 28, 2010, were $5,436,000, compared to $7,454,000 for the thirteen weeks ended March 29, 2009, a decrease of $2,018,000. The decrease was primarily due to lower labor expenses and lower depreciation expenses as a result of our 2009 restructuring and cost reduction actions.
Selling, general and administrative expenses for the thirteen weeks ended March 28, 2010, were $13,199,000, compared to $14,934,000 for the thirteen weeks ended March 29, 2009, a decrease of $1,735,000. The decrease was due to $1,173,000 of lower Disk Drive Components Division expenses primarily due to lower labor and professional services expenses that were partially offset by higher travel expenses as a result of our 2009 restructuring and cost reduction actions. The remaining decrease of $562,000 was due to lower BioMeasurement Division expenses primarily due to lower labor expenses as a result of our 2009 restructuring and cost reduction actions.
During the second quarter of 2009, we took actions to restructure the company and reduce our overall cost structure in our Disk Drive Components Division. We closed our Sioux Falls, South Dakota, facility at the end of June 2009 and consolidated the related suspension assembly operations into our Eau Claire, Wisconsin, and Hutchinson, Minnesota, sites. The assembly operations consolidation resulted in a net elimination of approximately 220 positions. In addition, we consolidated photoetching operations into our Hutchinson, Minnesota, site and trace operations into our Eau Claire, Wisconsin, site to achieve improvements in efficiency and facility utilization and to reduce operating costs. We also reduced the workforce in our components operation in Eau Claire, Wisconsin, by approximately 100 positions. The second quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,787,000.
In response to further weakened demand for suspension assemblies and as a result of the additional restructuring actions in the second quarter discussed above, we recorded non-cash impairment charges of $18,688,000 in the second quarter of 2009 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations.
Loss from operations for the thirteen weeks ended March 28, 2010, included a $5,276,000 loss from operations in our BioMeasurement Division, compared to a $6,249,000 loss from BioMeasurement Division operations for the thirteen weeks ended March 29, 2009.

Interest income for the thirteen weeks ended March 28, 2010, was $528,000, compared to $928,000 for the thirteen weeks ended March 29, 2009, a decrease of $400,000. The decrease in interest income was due to a lower investments balance and lower investment yields.
The loss on short- and long-term investments for the thirteen weeks ended March 28, 2010, was $420,000. The loss was primarily due to a settlement agreement providing for the sale of a portion of our auction rate securities (“ARS”) portfolio.
The gain on short- and long-term investments of $1,506,000 for the thirteen weeks ended March 29, 2009 was primarily due to an increase of $3,193,000 from a gain we recognized for our ARS held with UBS AG, UBS Financial Services Inc. and UBS Securities LLC (collectively, “UBS”), which was partially offset by a $1,687,000 loss in the value of the securities subject to the offer by UBS to issue to us ARS rights (the “Rights Offering”).
The income tax provision of $479,000 for the thirteen weeks ended March 29, 2010, consists primarily of foreign income tax expenses. The income tax benefit of $204,000 for the thirteen weeks ended March 29, 2009, was primarily due to certain provisions of the American Recovery and Reinvestment Act of 2009 (the “ARRA”) that permit certain tax credits to be converted into cash refunds in lieu of claiming bonus depreciation.
Twenty-Six Weeks Ended March 28, 2010 vs. Twenty-Six Weeks Ended March 29, 2009
Net sales for the twenty-six weeks ended March 28, 2010, were $195,870,000, compared to $198,675,000 for the twenty-six weeks ended March 29, 2009, a decrease of $2,805,000. Suspension assembly sales decreased $2,521,000 from the twenty-six weeks ended March 29, 2009, primarily due to a decrease in our average selling price from $0.74 to $0.67 due to a competitive pricing environment. Net sales in our BioMeasurement Division for the twenty-six weeks ended March 28, 2010 were $1,196,000, compared to $723,000 for the twenty-six weeks ended March 29, 2009.
Gross profit for the twenty-six weeks ended March 28, 2010, was $28,092,000, compared to gross loss of $11,907,000 for the twenty-six weeks ended March 29, 2009, an improvement of $39,999,000. Gross profit as a percent of net sales was positive 14 percent and negative 6 percent for the twenty-six weeks ended March 28, 2010, and March 29, 2009, respectively. The higher gross profit was primarily due to the benefits of our 2009 restructuring and cost reduction actions, and lower depreciation. The TSA+ cost burden reduced gross profit by $15,300,000 for the twenty-six weeks ended March 28, 2010, compared to $17,300,000 for the twenty-six weeks ended March 29, 2009.
Research and development expenses for the twenty-six weeks ended March 28, 2010, were $10,583,000, compared to $16,337,000 for the twenty-six weeks ended March 29, 2009, a decrease of $5,754,000. The decrease was primarily due to lower labor expenses and lower depreciation expenses as a result of our 2009 restructuring and cost reduction actions.
Selling, general and administrative expenses for the twenty-six weeks ended March 28, 2010, were $25,700,000, compared to $31,350,000 for the twenty-six weeks ended March 29, 2009, a decrease of $5,650,000. The decrease was due to $3,445,000 of lower Disk Drive Components Division expenses primarily due to lower labor and professional services expenses as a result of our 2009 restructuring and cost reduction actions. The remaining decrease of $2,205,000 was due to lower BioMeasurement Division expenses primarily due to lower labor as a result of our 2009 restructuring and cost reduction actions.
In response to weakening demand for suspension assemblies and due to changing and uncertain market and economic conditions, we took actions to reduce our costs in 2009. During the first quarter of 2009, we announced a restructuring plan that included eliminating positions company-wide. During January 2009, we eliminated approximately 1,380 positions. The workforce reduction resulted in a charge for severance and other expenses of $19,527,000, which was included in our financial results for the thirteen weeks ended December 28, 2008. The workforce reductions were completed by the end of January 2009.

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
During the second quarter of 2009, we took actions to further restructure the company and reduce our overall cost structure in our Disk Drive Components Division. We closed our Sioux Falls, South Dakota, facility at the end of June 2009 and consolidated the related suspension assembly operations into our Eau Claire, Wisconsin, and Hutchinson, Minnesota, sites. The assembly operations consolidation resulted in a net elimination of approximately 220 positions. In addition, we consolidated photoetching operations into our Hutchinson, Minnesota, site and trace operations into our Eau Claire, Wisconsin, site to achieve improvements in efficiency and facility utilization and to reduce operating costs. We also reduced the workforce in our components operation in Eau Claire, Wisconsin, by approximately 100 positions. The second quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,787,000.
In response to further weakened demand for suspension assemblies and as a result of the additional restructuring actions in the second quarter discussed above, we recorded non-cash impairment charges of $18,688,000 in the second quarter of 2009 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations.
Loss from operations for the twenty-six weeks ended March 28, 2010, included a $10,167,000 loss from operations in our BioMeasurement Division, compared to a $12,887,000 loss from BioMeasurement Division operations for the twenty-six weeks ended March 29, 2009.
Interest income for the twenty-six weeks ended March 28, 2010, was $937,000, compared to $2,187,000 for the twenty-six weeks ended March 29, 2009, a decrease of $1,250,000. The decrease in interest income was due to a lower cash balance and lower investment yields.
During November 2008, we repurchased a portion of our outstanding 2.25% Convertible Subordinated Notes (the “2.25% Notes”). We spent $47,423,000 to repurchase $59,934,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 21 percent. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $12,175,000 was included in our condensed consolidated financial statements — unaudited.
The loss on short- and long-term investments for the twenty-six weeks ended March 28, 2010, was $356,000. The loss was primarily due to a settlement agreement providing for the sale of a portion of our ARS portfolio.
The gain on short- and long-term investments of $3,910,000 for the twenty-six weeks ended March 29, 2009 was primarily due to an increase of $6,890,000 from a gain in the value of the securities subject to the Rights Offering, which was offset by a $2,980,000 loss we recognized due to an impairment of our ARS held with UBS.
The income tax benefit for the twenty-six weeks ended March 28, 2010, was $1,773,000 compared to the income tax provision of $61,000 for the twenty-six weeks ended March 29, 2009. The income tax benefit for the twenty-six weeks ended March 28, 2010, was primarily due to a change in U.S. tax law that enabled us to carry back some of our operating losses to prior years and apply for a refund of taxes paid in those years. This benefit was offset by foreign income tax expense.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents decreased from $106,391,000 at September 27, 2009, to $96,500,000 at March 28, 2010. Our short- and long-term investments decreased from $120,632,000 to $100,275,000 during the same period. In total, our cash and cash equivalents and short- and long-term investments decreased by $30,248,000. This decrease was primarily due to $47,477,000 used for the repayment of short- and long-term debt and $11,785,000 for capital expenditures. This decrease was partially offset by $31,356,000 of cash generated from operations.

Our ARS portfolio had an aggregate par value of $91,325,000 at September 27, 2009 and $65,025,000 at March 28, 2010. The reduction in par value was due to the sales and redemptions of portions of the ARS portfolio that we held. We determine the estimated fair value of our ARS portfolio each quarter. At September 27, 2009, we estimated the fair value of our ARS portfolio to be $90,244,000. At March 28, 2010, we estimated the fair value of our ARS portfolio to be $64,988,000. The decrease in fair value from September 27, 2009 to March 28, 2010, was primarily due to sales and redemptions for an aggregate of $26,300,000 par value of our ARS for $22,731,000 in cash. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
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
Effective December 19, 2008, we entered into a settlement (the “UBS Settlement”) with UBS to provide liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The UBS Settlement provides for certain arrangements, one of which is our acceptance of the Rights Offering, which allow us to require UBS to repurchase at par value all of the ARS held by us in accounts with UBS at any time during the period from June 30, 2010, through July 2, 2012 (if our ARS have not previously been sold by us or by UBS on our behalf or redeemed by the respective issuers of those securities). In addition, UBS has the right to sell the ARS it holds on our behalf at any time on or before July 2, 2012, as long as we are paid the par value of the securities upon their disposition.
As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit Corp. (“UBS Credit”), which provides us with a line of credit (the “UBS Credit Line”) secured only by the ARS we hold in accounts with UBS. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line. As of March 28, 2010, we have drawn down $54,526,000 of the UBS Credit Line available to us.
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
On March 19, 2010, we entered into a settlement agreement with Citigroup Global Markets Inc. (“CGMI”) providing for the sale of a portion of our ARS. We received approximately $19,313,000 in cash (plus accrued interest) in exchange for $22,600,000 in principal amount of our ARS. As a result, we recorded an additional realized loss on the sale of these ARS of $528,000 during the quarter ended March 28, 2010. As of December 27, 2009, we had recorded an other than temporary realized loss of $2,793,000 on these ARS. In addition, for a three-year period, the settlement agreement provides us the option to repurchase some or all of these ARS at the price for which we sold them, and the potential for additional recoveries in the event of issuer redemptions. As part of the settlement agreement, we agreed to dismiss with prejudice an arbitration proceeding between us and CGMI and an affiliate relating to the ARS.

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
In May 2008, the Financial Accounting Standards Board issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance specifies that convertible debt instruments that may be settled in cash upon conversion shall be separately accounted for by allocating a portion of the fair value of the instrument as a liability and the remainder as equity. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost over the effective term. The provisions of this guidance apply to our 3.25% Notes. We adopted the provisions of this guidance beginning in our first quarter of 2010 as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements — Unaudited.
During the fourth quarter of 2009, we spent $19,987,000 to repurchase $27,500,000 par value of our 3.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 27 percent. At the time of repurchase the notes had a book value of $23,139,000, which includes the par value of the notes, offset by the remaining debt discount of $4,361,000. We have $197,500,000 par value of the 3.25% Notes outstanding. Upon completion of the repurchases, the repurchased 3.25% Notes were cancelled. The resulting gain of $2,792,000 was included in our condensed consolidated financial statements — unaudited.
In February 2003, we issued and sold $150,000,000 aggregate principal amount of the 2.25% Notes. The remaining 2.25% Notes matured and were retired on March 15, 2010. Interest on the 2.25% Notes was payable semi-annually, beginning on September 15, 2003. The 2.25% Notes were convertible, at the option of the holder, into our common stock at any time prior to their stated maturity, unless previously redeemed or repurchased, at a conversion price of $29.84 per share. Beginning March 20, 2008, the 2.25% Notes became redeemable, in whole or in part, at our option at 100.64% of their principal amount, and thereafter at prices declining to 100% on March 15, 2010. In addition, upon the occurrence of certain events, each holder of the 2.25% Notes could have required us to repurchase all or a portion of such holder’s 2.25% Notes at a purchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest and liquidated damages, if any, for the period to, but excluding, the date of the repurchase.
During 2009, we spent $89,525,000 to repurchase $104,446,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at varying discounts to face value. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $14,461,000 was included in our condensed consolidated financial statements — unaudited.

During the first and second quarters of 2010, we spent $11,488,000 to repurchase $11,500,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. On the maturity date of March 15, 2010, we used our available cash and cash equivalents to pay par value of $34,054,000 to retire all of the remaining outstanding 2.25% Notes. None of the 2.25% Notes remain outstanding.
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
Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $11,785,000 for the twenty-six weeks ended March 28, 2010. To respond to growing customer demand for TSA+ suspension assemblies, we are expanding our TSA+ capacity and increasing our planned capital expenditures for 2010 from $35,000,000 to $50,000,000. Our capital expenditures in 2010 will be primarily for TSA+ flexure production capacity, establishing a Thailand assembly operation and tooling and manufacturing equipment for new process technology and capability improvements. As the full transition to TSA+ suspensions takes place, over the next three to five years, our capital expenditures could increase as we add capacity as needed. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents and short-term investments or additional financing, if available given current credit market conditions.
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
As we develop the market for our InSpectra StO2 System, we will continue to spend significant amounts of money on medical device sales and marketing and research and development in our BioMeasurement Division, which will limit the division’s profitability. For the twenty-six weeks ended March 28, 2010, our BioMeasurement Division incurred an operating loss of $10,167,000, and we expect the division to continue to incur losses in 2010. These losses, along with growing working capital needs as the business grows, will negatively affect our ability to generate cash.
In 2008, our board of directors approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. The maximum dollar value of shares that may yet be purchased under the share repurchase program is $72,368,000. We have not repurchased any shares since 2008.
During 2008 and 2009, we entered into contracts to hedge gold commodity price risks through February 2010. As of March 28, 2010, we did not have any outstanding derivative contracts on our condensed consolidated balance sheets — unaudited. The effective portion is reflected in accumulated other comprehensive income (“OCI”). The amount is net of tax, with a full valuation allowance recorded against it. The gains and losses on these contracts are recorded in cost of sales as the commodities are consumed. Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in fair value of the anticipated commodity purchases and is recorded in cost of sales.

See Note 12 of the Notes to Condensed Consolidated Financial Statements — Unaudited for additional information on our derivative instruments.
In light of current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our current debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations and additional financing, if needed and as available given current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, other debt service requirements, debt and equity repurchases and capital expenditures through 2010. Holders of our $197,500,000 par value outstanding 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be certain that we will be able to raise additional capital on reasonable terms or at all, if needed.
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
As of March 28, 2010, we had fixed rate debt of $199,235,000, which reflects a decrease of $45,554,000 from the end of our most recently completed fiscal year. This decrease resulted from the repayment of certain debt at maturity and from note repurchases. At March 28, 2010, our fixed rate debt had a fair market value of approximately $171,338,000.
As of March 28, 2010, we did not have any outstanding derivative contracts on our condensed consolidated balance sheets — unaudited.
Our ARS portfolio had an aggregate par value of $91,325,000 at September 27, 2009 and $65,025,000 at March 28, 2010. The reduction in par value was due to the sales and redemptions of portions of the ARS that we held. We determine the estimated fair value of our ARS portfolio each quarter. At September 27, 2009, we estimated the fair value of our ARS portfolio to be $90,244,000. As of March 28, 2010, we estimated the fair value of our ARS portfolio to be $64,988,000. The decrease in fair value from September 27, 2009, is primarily due to sales and redemptions for an aggregate of $26,300,000 par value of our ARS for $22,731,000 in cash. Our ARS portfolio consists primarily of AAA/Aaa-rated securities that are collateralized by student loans that are primarily 97% guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our ARS portfolio consists of mortgage-backed obligations.
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
Effective December 19, 2008, we entered into the UBS Settlement with UBS to provide liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The UBS Settlement provides for certain arrangements, one of which is our acceptance of the Rights Offering, which allow us to require UBS to repurchase at par value all of the ARS held by us in accounts with UBS at any time during the period from June 30, 2010, through July 2, 2012 (if our ARS have not previously been sold by us or by UBS on our behalf or redeemed by the respective issuers of those securities). In addition, UBS has the right to sell the ARS it holds on our behalf at any time on or before July 2, 2012, as long as we are paid the par value of the securities upon their disposition.
As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit, which provides us with the UBS Credit Line, which consisted of up to $59,500,000 secured only by the ARS we hold in accounts with UBS. As of March 28, 2010, we have drawn down the full amount of the UBS Credit Line. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repayment of the UBS Credit Line.
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

On March 19, 2010, we entered into a settlement agreement with CGMI providing for the sale of a portion of our ARS. We received approximately $19,313,000 in cash (plus accrued interest) in exchange for $22,600,000 in principal amount of our ARS. As a result, we recorded an additional realized loss on the sale of these ARS of $528,000 during the quarter ending March 28, 2010. As of December 27, 2009, we had recorded an other than temporary realized loss of $2,793,000 on these ARS. In addition, for a three-year period, the agreement provides us the option to repurchase some or all of these ARS at the price for which we sold them, and the potential for additional recoveries in the event of issuer redemptions. As part of the agreement, we agreed to dismiss with prejudice an arbitration proceeding between us and CGMI and an affiliate relating to the ARS.
Our ARS portfolio and the Rights Offering are classified as short-term investments on our condensed consolidated balance sheets — unaudited. The ARS were reclassified as short-term due to the terms of the UBS Settlement, which includes the Rights Offering. As of the date of this report, there was insufficient observable ARS market information available to directly determine the fair value of our investments, including the Rights Offering. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded an unrealized loss of $2,169,000, plus an other than temporary realized gain of $458,000 as of March 28, 2010. This overall increase in fair value was primarily due to a favorable change in the interest rate spread used in our discounted cash flow model. We elected the fair value option (described above) on September 29, 2008, and subsequently elected to treat the portion of our ARS portfolio subject to the Rights Offering as trading securities valued under the fair value method. Accordingly, we recorded a benefit of $8,577,000 as of December 28, 2008, which was reduced to $4,037,000 as of September 27, 2009, related to the Rights Offering in “Long-term investments” on our condensed consolidated balance sheets — unaudited and a corresponding gain in “Other income” on our condensed consolidated statements of operations — unaudited. As of March 28, 2010, we reduced the estimated fair value of the Rights Offering to $3,223,000. The valuation models we used to estimate the fair market values included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuations are sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If we are unable to sell our ARS at auction or our assumptions differ from actual results, we may be required to record additional impairment charges on these investments.
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 28, 2010, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
We are currently establishing an assembly operation in Thailand to manufacture our disk drive products. We may have significant unanticipated additional costs from constructing and initiating production at our new location, difficulty attracting or retaining key technical and managerial personnel for our new location, or difficulty integrating our new location operations into our existing operations. The creation and ongoing management of assembly operations in Thailand may divert management’s attention and resources from business issues related to our existing locations. We also may fail to identify significant issues in connection with our new location, such as issues related to its workforce, quality or reporting systems, local tax, legal and financial controls or contingencies. Additionally our operations in Thailand may be subject to various political, economic and other risks and uncertainties inherent in operating in foreign jurisdictions. Thailand has experienced political unrest in the past and recently experienced significant civil unrest. Continued or future civil or political unrest in Thailand could adversely affect our ability to initiate and maintain operations in Thailand. Our inability to manage these risks as part of our investment in a new manufacturing location could materially adversely affect our business, financial condition and results of operations.
Healthcare reform legislation could adversely affect our revenue and financial condition.
In March 2010, significant healthcare reform legislation was adopted as law in the United States. The new law includes provisions that, among other things, reduce Medicare reimbursements, require all individuals to have health insurance (with certain limited exceptions), and impose new and increased taxes, including an excise tax on U.S. sales of most medical devices beginning in 2013. We are evaluating the impact of this legislation on our business. Other healthcare legislation has been proposed at the federal and state levels. We cannot predict which proposals, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. The implementation of the new law and the adoption of additional healthcare legislation could adversely affect the demand for and pricing of our BioMeasurement Division products and, therefore, could have an adverse effect on our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of Shareholders on January 27, 2010, for the purpose of electing nine directors and ratifying the appointment of Deloitte & Touche LLP as our independent registered public accountants. Results of shareholder voting on these matters were as follows:
1.	Election of nine directors for a one-year term:

	For	Withheld
Mark A. Augusti	14,054,613	211,860
W. Thomas Brunberg	13,933,912	332,561
Wayne M. Fortun	13,962,088	304,385
Jeffrey W. Green	13,967,762	298,711
Gary D. Henley	14,051,995	214,478
Russell Huffer	13,941,867	324,606
William T. Monahan	14,118,311	148,162
Richard B. Solum	14,021,210	245,263
Thomas R. VerHage	14,052,421	214,052

		For	Against	Abstain	Broker Non-Vote
2.	Ratification of the appointment of Deloitte & Touche LLP as independent registered public accountants for the 2010 fiscal year.	20,607,173	71,904	26,099	0
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

HUTCHINSON TECHNOLOGY INCORPORATED
Date: May 5, 2010	By	/s/ Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date: May 5, 2010	By	/s/ Steven L. Polacek
Steven L. Polacek
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Page
3.1	Amended and Restated Articles of Incorporation of HTI.	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 3, 2008.	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically