Form 10-Q
period 2010-06-27
HUTCHINSON TECHNOLOGY INC
filed 2010-08-06
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-34838
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
As of August 3, 2010, the registrant had 23,362,468 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except shares and per share data)

	June 27,	September 27,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$53,596	$106,391
Short-term investments, including $4,172 and $3,031 restricted (Note 4)	114,336	96,316
Trade receivables, net	46,051	63,448
Other receivables	7,845	8,445
Inventories	55,620	46,878
Other current assets	2,602	4,932

Total current assets	280,050	326,410

Long-term investments (Note 4)	—	24,316
Property, plant and equipment, net	261,139	279,336
Other assets	4,635	5,425

	$545,824	$635,487

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$35,224	$102,804
Accounts payable	21,491	17,536
Accrued expenses	9,873	11,183
Accrued compensation and benefits	14,326	13,139

Total current liabilities	80,914	144,662

Convertible subordinated notes	172,755	166,464
Long-term debt, less current maturities	—	946
Other long-term liabilities	1,165	1,705
Shareholders’ investment:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,362,000 and 23,359,000 issued and outstanding	234	234
Additional paid-in capital	421,638	418,572
Accumulated other comprehensive income	587	2,503
Accumulated loss	(131,469)	(99,599)

Total shareholders’ investment	290,990	321,710

	$545,824	$635,487

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009 (1)	2010	2009 (1)
		(as adjusted)		(as adjusted)
Net sales	$77,293	$106,105	$273,163	$304,780
Cost of sales (Note 9)	72,386	104,128	240,164	314,710

Gross profit (loss)	4,907	1,977	32,999	(9,930)

Research and development expenses (Note 9)	5,553	5,723	16,136	22,060
Selling, general and administrative expenses (Note 9)	14,686	13,302	40,386	44,652
Severance and other expenses (Note 8)	—	4,894	—	29,208
Asset impairment charge (Note 9)	—	20,841	—	71,809

Loss from operations	(15,332)	(42,783)	(23,523)	(177,659)

Other income, net	437	433	1,257	1,043
Interest income	304	689	1,241	2,876
Gain on extinguishment of debt	—	1,923	6	14,098
Interest expense	(3,865)	(5,033)	(12,224)	(15,109)
Gain (loss) on short- and long-term investments	37	223	(319)	4,133

Loss before income taxes	(18,419)	(44,548)	$(33,562)	$(170,618)
Provision (benefit) for income taxes	81	(215)	$(1,692)	$(154)

Net loss	$(18,500)	$(44,333)	$(31,870)	$(170,464)

Basic loss per share	$(0.79)	$(1.90)	$(1.36)	$(7.36)

Diluted loss per share	$(0.79)	$(1.90)	$(1.36)	$(7.36)

Weighted-average common shares outstanding	23,362	23,346	23,360	23,167

Weighted-average common and diluted shares outstanding	23,362	23,346	23,360	23,167

(1)	Adjusted due to required retrospective adoption of the authoritative guidance for accounting for convertible debt instruments (Note 2).
See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Thirty-Nine Weeks Ended
	June 27,	June 28,
	2010	2009(1)
		(as adjusted)
OPERATING ACTIVITIES:
Net loss	$(31,870)	$(170,464)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	41,457	61,515
Stock-based compensation	3,039	4,054
Benefit for deferred tax assets	—	(67)
Loss (gain) on short- and long-term investments	319	(4,134)
Loss (gain) on disposal of assets	11	(355)
Severance and other expenses (Note 8)	—	2,155
Asset impairment charge (Note 9)	2,294	71,669
Non-cash interest expense	6,290	6,570
Gain on extinguishment of debt	(6)	(14,098)
Changes in operating assets and liabilities	12,696	55,339

Cash provided by operating activities	34,230	12,184

INVESTING ACTIVITIES:
Capital expenditures	(22,690)	(18,728)
Purchases of marketable securities	(71,739)	(19,783)
Sales/maturities of marketable securities	75,811	124,663

Cash (used for) provided by investing activities	(18,618)	86,152

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	27	1,458
Repayments of long-term debt	(68,513)	(71,910)
Repayments of capital lease	79	—
Proceeds from loan	—	59,161

Cash used for financing activities	(68,407)	(11,291)

Net (decrease) increase in cash and cash equivalents	(52,795)	87,045

Cash and cash equivalents at beginning of period	106,391	62,309

Cash and cash equivalents at end of period	$53,596	$149,354

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$3,794	$5,284
Income taxes paid	$411	$173

(1)	Adjusted due to required retrospective adoption of the authoritative guidance for accounting for convertible debt instruments (Note 2).
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
(2) ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance specifies that convertible debt instruments that may be settled in cash upon conversion shall be separately accounted for by allocating a portion of the fair value of the instrument as a liability and the remainder as equity. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost over the effective term. The provisions of this guidance apply to our 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”), discussed in Note 11 below. We adopted the provisions of this guidance beginning in our first quarter of 2010. This guidance requires us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments that do not contain a comparable conversion feature. Furthermore, the guidance requires a retrospective adjustment for recognition of interest expense in prior periods. Accordingly, we have made certain adjustments to the presentation of prior periods in our consolidated financial statements. Upon adoption of this guidance we began recording additional (non-cash) interest expense, which we expect will total approximately $8,500,000 to $10,000,000 annually or $2,100,000 to $2,700,000 per quarter in 2010 through 2013.
The adoption of this guidance required us to allocate the original $225,000,000 proceeds received from the issuance of our 3.25% Notes between the applicable debt and equity components. Accordingly, we have allocated $160,584,000 of the proceeds to the debt component of our 3.25% Notes and $40,859,000, net of deferred taxes of $23,557,000, to the equity conversion feature. At September 28, 2008, a full valuation allowance was recorded against our deferred tax assets. During the fourth quarter of 2009, we repurchased $27,500,000 par value of our 3.25% Notes, leaving $197,500,000 par value outstanding. The debt component allocation was based on the estimated fair value of similar debt instruments without a conversion feature as determined by using a discount rate of 8.75%, which represents our estimated borrowing rate for such debt as of the date of our 3.25% Notes issuance. The difference between the cash proceeds associated with our 3.25% Notes and the debt component was recorded as a debt discount with a corresponding offset to additional paid-in-capital, net of applicable deferred taxes, representing the equity conversion feature. The debt discount that we recorded is being amortized over seven years, the expected term of our 3.25% Notes (January 19, 2006 through January 15, 2013), using the effective interest method resulting in additional non-cash interest expense. As of June 27, 2010, the remaining period over which the debt discount will be amortized is approximately 2.5 years.

The carrying amounts of our 3.25% Notes included in our consolidated balance sheets were as follows (in thousands):

	June 27,	September 27,
	2010	2009
Principal balance	$197,500	$197,500
Debt discount	(24,745)	(31,036)

Convertible subordinated notes, net	$172,755	$166,464

We have recorded the following interest expense related to our 3.25% Notes in the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009

Coupon rate of interest (cash interest)	$1,587	$1,807	$4,814	$5,484
Debt discount amortization (non-cash interest)	2,119	2,214	6,291	6,571

Total interest expense for the 3.25% Notes	$3,706	$4,021	$11,105	$12,055

The following tables reflect the impact that adoption of this guidance had on our consolidated statements of operations (in thousands, except per share data) for the periods presented.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	June 28, 2009			June 28, 2009
		Convertible			Convertible
	As Originally	Debt		As Originally	Debt
	Reported	Adjustments	As Adjusted	Reported	Adjustments	As Adjusted
Interest expense	$(2,819)	$(2,214)	$(5,033)	$(8,539)	$(6,570)	$(15,109)
Loss before income taxes	(42,334)	(2,214)	(44,548)	(164,048)	(6,570)	(170,618)
Benefit for income taxes	(215)	—	(215)	(154)	—	(154)
Net loss	(42,119)	(2,214)	(44,333)	(163,894)	(6,570)	(170,464)
Basic and diluted loss per share	(1.80)	(0.10)	(1.90)	(7.07)	(0.29)	(7.36)
As of September 29, 2008, the cumulative effect of the change in accounting principle related to convertible debt on our accumulated loss and additional paid-in capital was approximately $(3,331,000) and $40,859,000, respectively. The adoption of this guidance did not impact our total cash provided by (used for) operating, investing or financing activities on the consolidated statements of cash flows for the periods presented.
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

Level 1 —	Unadjusted quoted prices in an active market for the identical assets or liabilities at the measurement date.

Level 2 —	Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in nonactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 —	Unobservable inputs that reflect the use of significant management judgment. These values are generally determined using pricing models for which assumptions utilize management’s estimates of market participant assumptions.
The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at
	June 27, 2010
	Level 1	Level 2	Level 3
Assets
Trading securities
Marketable securities — auction rate securities (“ARS”)	$—	$—	$42,267
Available-for-sale
Marketable securities	69,786	—	—
Rights Offering (described in Note 4 below)	—	—	2,283

Total assets	$69,786	$—	$44,550

The following table reconciles the September 27, 2009 beginning and June 27, 2010 ending balances for items measured at fair value on a recurring basis in the table above that used Level 3 inputs.

	ARS	Rights Offering	Total
Balances at September 27, 2009	$86,207	$4,037	$90,244
Net realized gain (loss) included in other income	1,435	—	1,435
Unrealized loss included in other comprehensive income	(2,169)	—	(2,169)
Sales and redemptions	(43,206)	(1,754)	(44,960)

Balances at June 27, 2010	$42,267	$2,283	$44,550

The financial instruments that we hold are primarily of a traditional nature. For most instruments, including receivables, accounts payable and accrued expenses, we believe that the carrying amounts approximate fair value because of their short-term nature.
(4) INVESTMENTS
As of June 27, 2010, our short-term investments are comprised of ARS, corporate notes, certificates of deposit, United States government debt securities and commercial paper. We account for securities available for sale in accordance with FASB guidance regarding accounting for certain investments in debt and equity securities, which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive income (“OCI”) within shareholders’ investment. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in “Gain (loss) on short- and long-term investments” on our consolidated statements of operations. Trading gains and losses also are included in “Gain (loss) on short- and long-term investments.” Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based upon management’s intent and ability to hold these investments. In addition, throughout 2009, the FASB issued various authoritative guidance and enhanced disclosures regarding fair value measurements and impairments of securities which help in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and in identifying transactions that are not orderly.
A summary of our investments as of June 27, 2010, is as follows:

	Cost	Gross Realized		Gross Unrealized		Recorded
	Basis	Gains	Losses	Gains	Losses	Basis
Available-for-sale securities
Short-term investments
Debt securities	$69,477	$—	$—	$309	$—	$69,786

Trading securities
Short-term investments
ARS — secured	44,550	—	2,283	—	—	42,267

Other
Rights Offering	—	2,283	—	—	—	2,283

	$114,027	$2,283	$2,283	$309	$—	$114,336

A summary of our investments as of September 27, 2009 is as follows:

	Cost	Gross Realized		Gross Unrealized		Recorded
	Basis	Gains	Losses	Gains	Losses	Basis
Available-for-sale securities
Short-term investments
Debt securities	$30,320	$—	$—	$68	$—	$30,388

Long-term investments
ARS	25,200	—	3,053	2,169	—	24,316

Total available-for-sale securities	55,520	—	3,053	2,237	—	54,704

Trading securities
Short-term investments
ARS — secured	66,125	—	4,234	—	—	61,891

Other
Rights Offering	—	4,037	—	—	—	4,037

	$121,645	$4,037	$7,287	$2,237	$—	$120,632

As of June 27, 2010, our short-term investments mature within one year.

Our ARS portfolio had an aggregate par value of $91,325,000 at September 27, 2009 and $44,550,000 at June 27, 2010. The reduction in par value was due to sales and redemptions of portions of the ARS portfolio that we held. We determined the estimated fair value of our ARS portfolio each quarter. At September 27, 2009, we estimated the fair value of our ARS portfolio to be $90,244,000. At June 27, 2010, we estimated the fair value of our ARS portfolio, including the Rights Offering, to be $44,550,000 which was equal to the par value of our ARS portfolio. The decrease in fair value from September 27, 2009 to June 27, 2010, was primarily due to sales and redemptions for an aggregate of $46,775,000 par value of our ARS for $43,206,000 in cash.
Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace “failed,” including auctions for all of the ARS we held, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we held was based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20%.
Effective December 19, 2008, we entered into a settlement (the “UBS Settlement”) with UBS AG, UBS Financial Services Inc. and UBS Securities LLC (collectively, “UBS”) that provided liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The UBS Settlement provided for certain arrangements, one of which was our acceptance of an offer by UBS to issue to us ARS rights (the “Rights Offering”), which allowed us to require UBS to repurchase at par value all of the ARS held by us in accounts with UBS at any time during the period from June 30, 2010, through July 2, 2012 (if our ARS had not previously been sold by us or by UBS on our behalf or redeemed by the respective issuers of those securities).
As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit Corp. (“UBS Credit”), which provided us with a line of credit (the “UBS Credit Line”) secured only by the ARS we held in accounts with UBS. The proceeds derived from any sales of the ARS we held in accounts with UBS were to be applied to repayment of the UBS Credit Line. As of June 27, 2010, we had drawn down $33,880,000 of the UBS Credit Line available to us. The UBS Credit Line is included in “Current maturities of long-term debt” on our consolidated balance sheets.
Subsequent to the end of the third quarter of 2010, we exercised the rights issued to us in the Rights Offering for the remaining $44,550,000 of ARS held by us and subject to the Rights Offering. The remaining $33,880,000 balance of the UBS Credit Line secured by these securities was repaid, reducing both our cash and investments balance and our current debt by $33,880,000.
On March 19, 2010, we entered into a settlement agreement with Citigroup Global Markets Inc. (“CGMI”) providing for the sale of a portion of our ARS. We received approximately $19,313,000 in cash (plus accrued interest) in exchange for $22,600,000 in principal amount of our ARS. As a result, we recorded an additional realized loss on the sale of these ARS of $528,000 during the quarter ended March 28, 2010. As of December 27, 2009, we had recorded an other than temporary realized loss of $2,793,000 on these ARS. For a three-year period, the settlement agreement with CGMI provides us with the option to repurchase some or all of these ARS at the price for which we sold them, and the potential for additional recoveries in the event of issuer redemptions. As part of the settlement agreement, we agreed to dismiss with prejudice an arbitration proceeding between us and CGMI and an affiliate of CGMI relating to these ARS.
Our ARS portfolio and the Rights Offering are classified as short-term investments on our consolidated balance sheets. The ARS were classified as short-term due to the terms of the UBS Settlement, which includes the Rights Offering. Using the limited available market valuation information, we performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded an unrealized loss of $2,169,000, plus an other than temporary realized gain of $1,435,000 as of June 27, 2010. We elected the fair value option (described above) on September 29, 2008, and subsequently elected to treat the portion of our ARS portfolio subject to the Rights Offering as trading securities valued under the fair value method. Accordingly, we recorded a benefit of $8,577,000 as of December 28, 2008, which was reduced to $4,037,000 as of September 27, 2009, related to the Rights Offering in “Short-term investments” on our consolidated balance sheets and a corresponding gain in “Gain (loss) on short- and long-term investments” on our consolidated statements of operations. As of June 27, 2010, we reduced the estimated fair value of the Rights Offering to $2,283,000. The valuation models we used to estimate the fair market values included numerous assumptions such as assessments of credit quality, contractual rate, expected cash flows, discount rates, expected term and overall ARS market liquidity. Our valuations are sensitive to market conditions and management judgment and can change significantly based on the assumptions used.
As of June 27, 2010 and September 27, 2009, we had $4,172,000 and $3,031,000, respectively, of short-term investments that are restricted in use. These amounts covered collateral for our self-insured workers compensation programs, purchases of gold and outstanding gold hedges.
(5) TRADE RECEIVABLES
We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $46,051,000 at June 27, 2010, and $63,448,000 at September 27, 2009, are net of allowances of $512,000 and $499,000, respectively. As of June 27, 2010, allowances of $512,000 consisted of a $279,000 allowance for doubtful accounts and a $233,000 allowance for sales returns. As of September 27, 2009, allowances of $499,000 consisted of a $224,000 allowance for doubtful accounts and a $275,000 allowance for sales returns.
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

	Increases in the	Reductions in the
	Allowance	Allowance for
	Related to	Returns Under
September 27, 2009	Warranties Issued	Warranties	June 27, 2010
$275	$664	($706)	$233
(6) INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at June 27, 2010, and September 27, 2009:

	June 27,	September 27,
	2010	2009

Raw materials	$22,681	$21,069
Work in process	10,253	9,990
Finished goods	22,686	15,819

	$55,620	$46,878

(7) EARNINGS (LOSS) PER SHARE
Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed (i) using the treasury stock method for outstanding stock options and the if-converted method for the $150,000,000 aggregate principal amount of the 2.25% Convertible Subordinated Notes (the “2.25% Notes”) retired in March 2010, and (ii) for the 3.25% Notes by calculating the dilutive effect of potential common shares using net income available to common shareholders. A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
		(as adjusted)		(as adjusted)
Net loss	$(18,500)	$(44,333)	$(31,870)	$(170,464)
Plus: interest expense on convertible subordinated notes	—	—	—	—
Less: additional profit-sharing expense and income tax provision	—	—	—	—

Net loss available to common shareholders	$(18,500)	$(44,333)	$(31,870)	$(170,464)

Weighted-average common shares outstanding	23,362	23,346	23,360	23,167
Dilutive potential common shares	—	—	—	—

Weighted-average common and diluted shares outstanding	23,362	23,346	23,360	23,167

Basic loss per share	$(0.79)	$(1.90)	$(1.36)	$(7.36)

Diluted loss per share	$(0.79)	$(1.90)	$(1.36)	$(7.36)

Diluted loss per share for the thirteen weeks and thirty-nine weeks ended June 27, 2010 excludes potential common shares of 196,000 and 236,000, respectively, using the treasury stock method and potential common shares of 0 and 540,000, respectively, using the if-converted method for the 2.25% Notes, as they are antidilutive. Diluted loss per share for the thirteen weeks and thirty-nine weeks ended June 28, 2009 excludes potential common shares of 0 and 50,000, respectively, using the treasury stock method and potential common shares of 650,000 and 2,479,000, respectively, using the if-converted method for the 2.25% Notes, as they were antidilutive.
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
During the third quarter of 2009, we took additional actions to further restructure the company to adjust to market conditions and the expected phase out of suspension assembly shipments to our customer, Seagate Technology. The restructuring actions included eliminating approximately 300 additional positions, bringing our overall employment to about 2,500 positions at the end of the third quarter of 2009. The third quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,894,000, which was paid during the third and fourth quarters of 2009.
Subsequent to quarter end, we announced actions to reduce costs and preserve cash. We estimate our financial results for our fourth quarter of 2010 will include approximately $4,000,000 of severance charges related to these actions.
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
During the second quarter of 2009, in response to further weakened demand for suspension assemblies, we took actions to further restructure the company and reduce our overall cost structure in our Disk Drive Components Division. We closed our Sioux Falls, South Dakota facility at the end of June 2009 and consolidated the related suspension assembly operations into our Eau Claire, Wisconsin and Hutchinson, Minnesota sites. In addition, we consolidated our Eau Claire, Wisconsin site’s photoetching operations into our Hutchinson, Minnesota site and our Hutchinson, Minnesota site’s trace operations into our Eau Claire, Wisconsin site to achieve improvements in efficiency and facility utilization and to reduce operating costs. As a result of these restructuring actions, we recorded additional non-cash impairment charges of $18,688,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations.
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
The impairment charges in 2009 were recorded on the line item “Asset impairment charge” within operating expenses due to the assets being deemed excess and no longer utilized due to the restructuring actions discussed above.
During the third quarter of 2010, we recorded non-cash impairment charges of $2,294,000 for the impairment of long-lived assets related to the manufacturing and selling of InSpectra® StO2 Systems in our BioMeasurement Division. The impairment review was triggered by slower than expected sales growth based on the current pace of adoption of the Inspectra StO2 System and spending constraints in health care markets world-wide, along with our planned operating changes within the BioMeasurement Division. As we evaluated the impact of these changes on our forecast of future operating results in our BioMeasurement Division, we determined that the recorded values of many of the assets in this division were no longer deemed recoverable. Since these assets are no longer expected to generate future positive cash flows in excess of the recorded values, the assets were impaired but will continue to be used on an ongoing basis. Accordingly, for the thirteen weeks ended June 27, 2010, we recorded the impairment charges related to these assets as shown in the following line items on our consolidated statements of operations:

Cost of sales	$1,110,000
Research and development expenses	394,000
Selling, general and administrative expenses	790,000

Total	$2,294,000

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
Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 27, 2009, and September 28, 2008, we had valuation allowances of $147,889,000 and $85,125,000, respectively. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that a full valuation allowance was appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.
The income tax provision of $81,000 for the thirteen weeks ended June 27, 2010, consists primarily of foreign income tax expenses. The income tax benefit of $215,000 for the thirteen weeks ended June 28, 2009, was primarily due to certain provisions of the American Recovery and Reinvestment Act of 2009 (the “ARRA”) that permit certain tax credits to be converted into cash refunds in lieu of claiming bonus depreciation.
The income tax benefit for the thirty-nine weeks ended June 27, 2010 and June 28, 2009, was $1,692,000 and $154,000, respectively. The income tax benefit for the thirty-nine weeks ended June 27, 2010, was primarily due to a change in U.S. tax law that enabled us to carry back some of our operating losses to prior years and apply for a refund of taxes paid in those years. This benefit was partially offset by foreign income tax expense.

(11) SHORT- AND LONG-TERM DEBT
Short- and long-term debt consisted of the following at June 27, 2010, and September 27, 2009:

	June 27,	September 27,
	2010	2009
3.25% Notes	$197,500	$197,500
Debt discount	(24,745)	(31,036)
2.25% Notes	—	45,554
Eau Claire building mortgage	1,344	2,497
UBS Credit Line	33,880	55,699

Total debt	207,979	270,214
Less: Current maturities	(35,224)	(102,804)

Total long-term debt	$172,755	$167,410

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
During September 2009, we spent $19,987,000 to repurchase $27,500,000 par value of our 3.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 27 percent. At the time of repurchase the notes had a book value of $23,139,000, which includes the par value of the notes, offset by the remaining debt discount of $4,361,000. We have $197,500,000 par value of the 3.25% Notes outstanding. Upon completion of the repurchases, the repurchased 3.25% Notes were cancelled. The resulting gain of $2,792,000 was included in our consolidated financial statements.
In February 2003, we issued and sold $150,000,000 aggregate principal amount of the 2.25% Notes. The remaining outstanding 2.25% Notes matured and were retired on March 15, 2010.
During 2009, we spent $89,525,000 to repurchase $104,446,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at varying discounts to face value. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $14,461,000 was included in our consolidated financial statements.

During the first and second quarters of 2010, we spent $11,488,000 to repurchase $11,500,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $6,000 was included in our consolidated financial statements. On the maturity date of March 15, 2010, we used available cash and cash equivalents to pay par value of $34,054,000 to retire all of the remaining outstanding 2.25% Notes. None of the 2.25% Notes remain outstanding.
(12) DERIVATIVES
The purpose of our commodity hedging activities is to protect the values of our cash flows that are exposed to commodity price movement and reduce commodity price-related volatility in our consolidated statements of operations. We have established policies governing our use of derivative instruments and it is our policy to enter into derivative transactions only to the extent true exposures exist. We do not use derivative instruments for trading or speculative purposes, nor are we party to any leveraged derivative instruments or any instruments for which the fair market values are not available from independent third parties. We manage counter-party risk by entering into derivative contracts only with major financial institutions with investment grade credit ratings. The terms of certain derivative instruments contain a credit clause under which each party has a right to settle at market if the other party is downgraded below investment grade.
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
As of June 27, 2010, we did not have any outstanding derivative contracts on our consolidated balance sheets.

The following table summarizes the activity in OCI related to these contracts:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Beginning of period unrealized gain in accumulated OCI	$29	$(112)	$267	$(1,037)
Decrease in fair value of derivative instruments	—	24	(196)	504
(Loss) gain reclassified from OCI into cost of sales	(29)	306	(372)	1,815
Loss on dedesignated derivative instruments reclassified from OCI into cost of sales	—	147	—	617
Settlements	—	(147)	301	(1,681)

End of period unrealized gain in accumulated OCI	$—	$218	$—	$218

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
We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $1,035,000 and $1,189,000 for the thirteen weeks ended June 27, 2010, and June 28, 2009, respectively; and $3,039,000 and $4,054,000 for the thirty-nine weeks ended June 27, 2010 and June 28, 2009, respectively. As of June 27, 2010, $5,692,000 of unrecognized compensation expense related to unvested awards is expected to be recognized over a weighted-average period of approximately 17 months.
We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirty-nine weeks ended June 27, 2010, and June 28, 2009, were $5.48 and $1.89, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirty-Nine Weeks Ended
	June 27,	June 28,
	2010	2009

Risk-free interest rate	2.7%	1.9%
Expected volatility	80.0%	60.0%
Expected life (in years)	7.4	7.7
Dividend yield	—	—
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the thirty-nine weeks ended June 27, 2010, are summarized as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Number of Shares	Exercise Price ($)	Contractual Life (yrs.)	Intrinsic Value ($)

Outstanding at September 27, 2009	3,570,323	21.08	5.5	2,601,000
Granted	1,042,211	7.36
Exercised	—	—
Expired/Canceled	(322,330)	18.47

Outstanding at June 27, 2010	4,290,204	17.94	6.2	1,002,000

Options vested or expected to vest at June 27, 2010	4,215,319	18.13	6.1	1,008,000

Options exercisable at June 27, 2010	2,394,993	25.74	4.1	—

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
Range of	Number	Contractual	Weighted-Average	Number	Weighted-Average
Exercise Prices ($)	Outstanding	Life (yrs.)	Exercise Price ($)	Exercisable	Exercise Price ($)
3.03-5.00	638,150	8.4	3.03	—	—
5.01-10.00	1,028,611	9.5	7.36	—	—
10.01-20.00	273,960	1.2	18.63	258,960	18.78
20.01-25.00	1,026,192	3.8	23.19	1,026,192	23.19
25.01-30.00	776,166	6.5	26.78	562,716	27.00
30.01-45.06	547,125	3.9	32.53	547,125	32.53

Total	4,290,204	6.2	17.94	2,394,993	25.74

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

The following table represents net sales by product for each reportable segment and operating loss for each reportable segment.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Net sales:
Disk Drive Components Division:
Suspension assemblies	$75,113	$103,234	$266,057	$296,699
Other products	1,644	2,463	5,374	6,950

Total Disk Drive Components Division	76,757	105,697	271,431	303,649
BioMeasurement Division	536	408	1,732	1,131

	$77,293	$106,105	$273,163	$304,780

Loss from operations:
Disk Drive Components Division	$(7,559)	$(37,127)	$(5,583)	$(159,116)
BioMeasurement Division	(7,773)	(5,656)	(17,940)	(18,543)

	$(15,332)	$(42,783)	$(23,523)	$(177,659)

(15) SUBSEQUENT EVENTS
Subsequent to quarter end, we exercised the rights issued to us in the Rights Offering for the remaining $44,550,000 of ARS held by us and subject to the Rights Offering. The remaining $33,880,000 balance of the UBS Credit Line secured by these securities was repaid, reducing both our cash and investments balance and our current debt by $33,880,000.
On July 27, 2010, we announced actions to reduce costs and preserve cash. We estimate our financial results for our fourth quarter of 2010 will include approximately $4,000,000 of severance charges related to these actions.
On July 29, 2010, our board of directors adopted a new share rights plan to replace a similar plan that is scheduled to expire on August 10, 2010. Our board declared a dividend of one common share purchase right for each outstanding share of common stock of the Company payable to shareholders of record at the close of business on August 10, 2010. The new plan, like the expiring plan, provides that under certain conditions, each right may be exercised to purchase one-tenth of a share of common stock at an exercise price of $3.00, subject to adjustment. The rights generally become exercisable after any person or group acquires beneficial ownership of 15% or more of our common stock. The rights under the new plan will expire on August 10, 2020. Adoption of the new share rights plan did not impact our consolidated financial statements.
We evaluated subsequent events after the balance sheet date through the date the consolidated financial statements were issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these consolidated financial statements.

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
Our BioMeasurement Division is focused on bringing to the market new technologies and products that provide information clinicians can use to improve the quality of health care. Late in calendar 2006, we began selling the InSpectra® StO2 System for perfusion status monitoring. This noninvasive device provides a continuous, real-time and direct measurement of tissue oxygen saturation (StO2), an indicator of perfusion status. By helping clinicians instantly detect changes in a patient’s perfusion status, the InSpectra StO2 System helps clinicians reduce risks and costs by enabling faster and more precise assessment of oxygen delivery to vital organs and tissue in critical care settings. Our BioMeasurement Division incurred an operating loss of $17,940,000 for the thirty-nine weeks ended June 27, 2010, and we expect the division to continue to incur losses in 2010 and 2011. As a result of the current pace of adoption of the InSpectra StO2 System and spending constraints in health care markets world-wide, we now expect 2010 net sales from the BioMeasurement Division to be approximately $2,500,000.
In the fourth quarter of 2010, we are taking actions to reduce costs and preserve cash. We are targeting annualized cost reductions of approximately $25,000,000 by the end of 2010. In our BioMeasurement Division, we will reduce annualized costs by approximately $12,000,000 in light of slower than expected revenue growth and we will focus our sales and marketing activities primarily on the customers, applications and geographic markets where we have momentum. In our Disk Drive Components Division, we expect to reduce annualized costs by approximately $8,000,000, while keeping intact capabilities that are core to our competitive position, including product design, rapid prototype development, speed to volume and very low part-to-part variation in our finished product. We also expect to reduce our annualized corporate expenses by approximately $5,000,000. We estimate our financial results for our fourth quarter of 2010 will include approximately $4,000,000 of severance charges related to these actions.
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
In the long-term, we believe that end user demand for storage capacity will continue to increase as evolving consumer electronics and computing applications continue to require storage devices with increased capacity and functionality, which will increase disk drive demand and, therefore, suspension assembly demand. We expect to benefit from overall demand growth. For calendar 2009, storage industry analysts estimate that disk drive shipments reached 557 million units, an increase of about 3 percent from calendar 2008 which was slowed by the global recession. For calendar 2010, we believe world-wide demand for suspension assemblies will meet or exceed the growth in world-wide shipments of disk drives, currently estimated to be 15 to 20 percent by storage industry analysts and participants. Pricing for suspension assemblies is expected to remain competitive.
While the overall market for suspension assemblies has grown in 2010, our quarterly shipments of suspension assemblies have declined due to market share losses. In addition, a defect on some of our TSA+ product resulted in lost volume late in the third quarter of 2010 and will negatively impact volume in our fourth quarter as well. For our fourth quarter ending September 26, 2010, we expect our suspension assembly shipments to decline 5 to 10 percent compared with the third quarter of 2010 as a result of share losses with certain customers and the negative impact of the TSA+ product defect. While it will take longer than we previously expected to regain market share, we believe investments in our TSA+ process capabilities and our Thailand assembly operation will further lower our costs and strengthen our competitive position.
We believe that our vertically integrated model in our Disk Drive Components Division provides the best means to meet customers’ requirements and achieve lowest manufacturing cost. As our TSA+ suspension assembly volumes increase, and as our TSA+ flexure yields and process efficiencies continue to improve, we expect to reduce the cost burden associated with TSA+ flexure production. In addition to reducing the operating loss in our BioMeasurement Division, our return to profitability includes increasing revenue through overall suspension assembly market growth and higher market share, improving our TSA+ production efficiency and establishing operations in Thailand.
The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

	Suspension Assembly Shipments by Quarter
	2009				2010
	First	Second	Third	Fourth	First	Second	Third
Suspension assembly shipment quantities	155	107	146	145	155	130	117
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
Our first quarter 2010 shipments increased primarily due to normal seasonal increases. In our second quarter 2010, our 16 percent sequential decline in shipments was more than the estimated decline in world-wide suspension assembly shipments. This market share loss resulted primarily from our broad implementation of a TSA+ process improvement that prevented us from meeting demand and from share shifts among disk drive manufacturers. Our third quarter 2010 shipments declined 11 percent sequentially primarily due to reductions in disk drive makers’ production plans. In addition, we lost volume late in the quarter due to a defect on some of our TSA+ product which prevented us from realizing expected share growth opportunities on certain customer programs.
Our average selling price declined to $0.65 in the third quarter of 2010, down from $0.66 in the second quarter of 2010 and $0.68 in the first quarter of 2010. Our average selling price was $0.71 in the third quarter of 2009. The decline in average selling price reflects the continuation of a competitive pricing environment. We expect continued downward pressure on our average selling price in 2010.
From the end of 2008 to the first quarter of 2010, we substantially improved our gross margin despite a decline in net sales. The improvement was the result of the actions we took in 2009 to restructure the business and reduce our costs, as well as a turnaround in demand that began in the latter half of 2009. Gross profit in the first quarter of 2010 was 19 percent, up from 17 percent in the fourth quarter of 2009, primarily due to an increase in net sales. Gross profit decreased in the second quarter of 2010, however, to $7,315,000, or 8 percent, primarily due to a 16 percent sequential quarter decline in suspension assembly shipments. Gross profit in the third quarter of 2010 decreased to $4,907,000, or 6 percent of net sales primarily due to a further decline in suspension assembly shipments, an estimated $2,000,000 of costs related to a TSA+ product defect and $1,110,000 of asset impairments in our BioMeasurement Division, but also benefited from a build in suspension assembly inventory.
We expect the construction of our assembly facility in Thailand to be completed during our fourth quarter of 2010. The hiring and training of management and support staff have begun. Equipment is in transit to the site and will be installed as soon as the building is complete. We expect to ship products for customer qualification from our Thai operation early in 2011. We anticipate that the Thailand assembly operation will improve our ability to serve our customers’ operations in Asia and enable us to reduce our labor costs, freight costs and future income taxes. We have spent $5,653,000 on capital and expect to spend a total of approximately $9,000,000 more in 2010 for a total of approximately $15,000,000 in 2010 capital expenditures related to our Thailand assembly operation. We have spent $2,877,000 on startup expenses in 2010 and expect to spend $5,000,000 more for startup expenses in the fourth quarter of 2010 relating to our Thailand assembly operation.
We shipped approximately 33,000,000 TSA+ suspension assemblies in the third quarter of 2010, up from approximately 20,000,000 in the preceding quarter. In the third quarter of 2010, a defect on some of our TSA+ product resulted in lost volume at the end of the quarter that will negatively impact volume in the fourth quarter of 2010 as well. The measures we took to isolate and contain the product defect also reduced our yield and limited our output, which prevented us from realizing some opportunities to gain share that we had expected as the quarter began. Despite the costs associated with the defect, our TSA+ cost per part declined about 13 percent compared with the preceding quarter. As a result, we were able to reduce the cost burden related to TSA+ flexure production to $7,500,000 from $7,900,000 in the second quarter of 2010. Due to the yield setback and additional costs associated with the TSA+ product defect, the burden declined less than we expected and we are now targeting elimination of the cost burden in the first half of 2011. We may in the future experience additional process issues that impact our ability to meet customer demand and cause us to incur higher costs.
We have been actively involved with several of our customers on designs and prototypes for suspension assemblies with dual stage actuation (“DSA”). We have been selected to develop and produce DSA suspension assemblies for four disk drive programs with three customers. We also have DSA quoting and sampling activity in progress with all of the other disk drive manufacturers. The timing and volume of our customers’ DSA programs are subject to, among other things, the economics of existing and future technical alternatives that may also meet their disk drive requirements.
For 2009, our capital expenditures were $20,609,000, primarily for TSA+ suspension production capacity, new program tooling and deployment of new process technology and capability improvements. Capital spending for the thirty-nine weeks ended June 27, 2010 was $22,690,000. We expect our planned overall capital expenditures to be $40,000,000 in 2010. We continue to gain customer acceptance on new programs with our TSA+ products and expect TSA+ suspensions to grow significantly as a percentage of our product mix, as they continue to replace TSA suspensions. Capital expenditures in 2010 are primarily for additional TSA+ flexure production capacity, establishing our Thailand assembly operation and tooling and manufacturing equipment for new process technology and capability improvements.
RESULTS OF OPERATIONS
Thirteen Weeks Ended June 27, 2010 vs. Thirteen Weeks Ended June 28, 2009
Net sales for the thirteen weeks ended June 27, 2010, were $77,293,000, compared to $106,105,000 for the thirteen weeks ended June 28, 2009, a decrease of $28,812,000. Suspension assembly sales decreased $28,121,000 from the thirteen weeks ended June 28, 2009, primarily due to lower shipment volumes due to market share losses, a defect on some of our TSA+ product and a decrease in our average selling price from $0.71 to $0.65 due to a competitive pricing environment. Net sales in our BioMeasurement Division for the thirteen weeks ended June 27, 2010 were $536,000, compared to $408,000 for the thirteen weeks ended June 28, 2009.
Gross profit for the thirteen weeks ended June 27, 2010, was $4,907,000, compared to gross profit of $1,977,000 for the thirteen weeks ended June 28, 2009, an improvement of $2,930,000. Gross profit as a percent of net sales was six percent and two percent, for the thirteen weeks ended June 27, 2010 and June 28, 2009, respectively. The higher gross profit was primarily due to the benefits of our 2009 restructuring and cost reduction actions, partially offset by approximately $2,000,000 of costs related to a TSA+ product defect and $1,110,000 of asset impairments in our BioMeasurement Division.

Research and development expenses for the thirteen weeks ended June 27, 2010, were $5,553,000, compared to $5,723,000 for the thirteen weeks ended June 28, 2009, a decrease of $170,000. The decrease was primarily due to lower labor expenses and lower depreciation expenses as a result of our 2009 restructuring and cost reduction actions, partially offset by $394,000 of asset impairments in our BioMeasurement Division.
Selling, general and administrative expenses for the thirteen weeks ended June 27, 2010, were $14,686,000, compared to $13,302,000 for the thirteen weeks ended June 28, 2009, an increase of $1,384,000. The increase was primarily due to $1,660,000 of Thailand startup expenses in our Disk Drive Components Division and $790,000 of asset impairments in our BioMeasurement Division and was partially offset by the benefits of our 2009 restructuring and cost reduction actions.
During the third quarter of 2009, we took actions to reduce costs and improve cash flow. We further restructured the company to adjust to market conditions and the expected phase out of suspension assembly shipments to our customer, Seagate Technology. The restructuring actions included eliminating approximately 300 positions. The third quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,894,000.
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
Loss from operations for the thirteen weeks ended June 27, 2010, included a $7,773,000 loss from operations in our BioMeasurement Division, compared to a $5,656,000 loss from BioMeasurement Division operations for the thirteen weeks ended June 28, 2009. The increased loss from BioMeasurement operations was due to $2,294,000 of asset impairments in this division, as discussed above.
Interest income for the thirteen weeks ended June 27, 2010, was $304,000, compared to $689,000 for the thirteen weeks ended June 28, 2009, a decrease of $385,000. The decrease in interest income was due to a lower investments balance and lower investment yields.
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
The income tax provision of $81,000 for the thirteen weeks ended June 27, 2010, consists primarily of foreign income tax expenses. The income tax benefit of $215,000 for the thirteen weeks ended June 28, 2009, was primarily due to certain provisions of the American Recovery and Reinvestment Act of 2009 (the “ARRA”) that permit certain tax credits to be converted into cash refunds in lieu of claiming bonus depreciation.
Thirty-Nine Weeks Ended June 27, 2010 vs. Thirty-Nine Weeks Ended June 28, 2009
Net sales for the thirty-nine weeks ended June 27, 2010, were $273,163,000, compared to $304,780,000 for the thirty-nine weeks ended June 28, 2009, a decrease of $31,617,000. Suspension assembly sales decreased $30,642,000 from the thirty-nine weeks ended June 28, 2009, primarily due to market share losses and a decrease in our average selling price from $0.73 to $0.66 due to a competitive pricing environment. Net sales in our BioMeasurement Division for the thirty-nine weeks ended June 27, 2010 were $1,732,000, compared to $1,131,000 for the thirty-nine weeks ended June 28, 2009.
Gross profit for the thirty-nine weeks ended June 27, 2010, was $32,999,000, compared to gross loss of $9,930,000 for the thirty-nine weeks ended June 28, 2009, an improvement of $42,929,000. Gross profit as a percent of net sales was positive 12 percent and negative three percent for the thirty-nine weeks ended June 27, 2010, and June 28, 2009, respectively. The higher gross profit was primarily due to the benefits of our 2009 restructuring and cost reduction actions, and lower depreciation, partially offset by approximately $2,000,000 of costs related to a TSA+ product defect and $1,110,000 of asset impairments in our BioMeasurement Division.

Research and development expenses for the thirty-nine weeks ended June 27, 2010, were $16,136,000, compared to $22,060,000 for the thirty-nine weeks ended June 28, 2009, a decrease of $5,924,000. The decrease was primarily due to lower labor expenses and lower depreciation expenses as a result of our 2009 restructuring and cost reduction actions, partially offset by $394,000 of asset impairments in our BioMeasurement Division.
Selling, general and administrative expenses for the thirty-nine weeks ended June 27, 2010, were $40,386,000, compared to $44,652,000 for the thirty-nine weeks ended June 28, 2009, a decrease of $4,266,000. The decrease was primarily due to lower Disk Drive Components and BioMeasurement Division expenses as a result of our 2009 restructuring and cost reduction actions, partially offset by $2,877,000 of Thailand startup costs and $790,000 of asset impairments in our BioMeasurement Division.
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
During the second quarter of 2009, we took actions to further restructure the company and reduce our overall cost structure in our Disk Drive Components Division. We closed our Sioux Falls, South Dakota facility at the end of June 2009 and consolidated the related suspension assembly operations into our Eau Claire, Wisconsin and Hutchinson, Minnesota sites. The assembly operations consolidation resulted in a net elimination of approximately 220 positions. In addition, we consolidated our Eau Claire, Wisconsin site’s photoetching operations into our Hutchinson, Minnesota site and our Hutchinson, Minnesota site’s trace operations into our Eau Claire, Wisconsin site to achieve improvements in efficiency and facility utilization and to reduce operating costs. We also reduced the workforce in our components operation in Eau Claire, Wisconsin by approximately 100 positions. The second quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,787,000.
In response to further weakened demand for suspension assemblies and as a result of the additional restructuring actions in the second quarter discussed above, we recorded non-cash impairment charges of $18,688,000 in the second quarter of 2009 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations.
During the third quarter of 2009, we took actions to reduce costs and improve cash flow. We further restructured the company to adjust to market conditions and the expected phase out of suspension assembly shipments to our customer, Seagate Technology. The restructuring actions included eliminating approximately 300 additional positions. The third quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,894,000.
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
Loss from operations for the thirty-nine weeks ended June 27, 2010, included a $17,940,000 loss from operations in our BioMeasurement Division, compared to an $18,543,000 loss from BioMeasurement Division operations for the thirty-nine weeks ended June 28, 2009. The BioMeasurement Division’s loss for the thirty-nine weeks ended June 27, 2010 includes $2,294,000 of asset impairments in this division, as discussed above.

Interest income for the thirty-nine weeks ended June 27, 2010, was $1,241,000, compared to $2,876,000 for the thirty-nine weeks ended June 28, 2009, a decrease of $1,635,000. The decrease in interest income was due to a lower cash balance and lower investment yields.
During November 2008, we repurchased a portion of our outstanding 2.25% Notes. We spent $47,423,000 to repurchase $59,934,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 21 percent. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $12,175,000 was included in our consolidated financial statements.
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
The loss on short- and long-term investments for the thirty-nine weeks ended June 27, 2010, was $319,000, compared to a gain of $4,133,000 for the thirty-nine weeks ended June 28, 2009. The gain for the thirty-nine weeks ended June 28, 2009 was primarily due to an increase of $5,439,000 from a gain in the value of the securities subject to the offer by UBS to issue to us ARS rights (the “Rights Offering”), which was offset by a $1,305,000 loss we recognized due to an impairment of our ARS held with UBS AG, UBS Financial Services Inc. and UBS Securities LLC (collectively, “UBS”).
The income tax benefit for the thirty-nine weeks ended June 27, 2010 and June 28, 2009, was $1,692,000 and $154,000, respectively. The income tax benefit for the thirty-nine weeks ended June 27, 2010, was primarily due to a change in U.S. tax law that enabled us to carry back some of our operating losses to prior years and apply for a refund of taxes paid in those years. This benefit was partially offset by foreign income tax expense.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents decreased from $106,391,000 at September 27, 2009, to $53,596,000 at June 27, 2010. Our short- and long-term investments decreased from $120,632,000 to $114,336,000 during the same period. In total, our cash and cash equivalents and short- and long-term investments decreased by $59,091,000. This decrease was primarily due to $68,513,000 used for the repayment of short- and long-term debt and $22,690,000 for capital expenditures. This decrease was partially offset by $34,230,000 of cash generated from operations.
Our ARS portfolio had an aggregate par value of $91,325,000 at September 27, 2009 and $44,550,000 at June 27, 2010. The reduction in par value was due to sales and redemptions of portions of the ARS portfolio that we held. We determine the estimated fair value of our ARS portfolio each quarter. At September 27, 2009, we estimated the fair value of our ARS portfolio to be $90,244,000. At June 27, 2010, we estimated the fair value of our ARS portfolio, including the Rights Offering, to be $44,550,000 which was equal to the par value of our ARS portfolio. The decrease in fair value from September 27, 2009 to June 27, 2010, was primarily due to sales and redemptions for an aggregate of $46,775,000 par value of our ARS for $43,206,000 in cash.
Prior to February 2008, the ARS market historically was highly liquid and our ARS portfolio typically traded at auctions held every 28 or 35 days. Starting in February 2008, most of the ARS auctions in the marketplace “failed,” including auctions for all of the ARS we held, meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that the interest rate on the security generally resets to a contractual rate and holders cannot liquidate their holdings. The contractual rate at the time of a failed auction for the majority of the ARS we held was based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20%.

Effective December 19, 2008, we entered into the UBS Settlement with UBS which provided liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The UBS Settlement provided for certain arrangements, one of which was our acceptance of the Rights Offering, that allowed us to require UBS to repurchase at par value all of the ARS held by us in accounts with UBS at any time during the period from June 30, 2010, through July 2, 2012 (if our ARS had not previously been sold by us or by UBS on our behalf or redeemed by the respective issuers of those securities).
As part of the UBS Settlement, we also entered into a loan agreement with UBS, which provided us with the UBS Credit Line secured only by the ARS we held in accounts with UBS. The proceeds derived from any sales of the ARS we held in accounts with UBS were to be applied to repayment of the UBS Credit Line. As of June 27, 2010, we had drawn down $33,880,000 of the UBS Credit Line available to us.
Our borrowing under the UBS Credit Line was treated as a “no net cost loan,” which means that the interest that we paid on the credit line would not have exceeded the interest that we received on the ARS pledged by us as security for the UBS Credit Line. The rate for the majority of the ARS we held was based on a trailing twelve month ninety-one day U.S. treasury bill rate plus 1.20%. Other contractual factors may result in rate restrictions based on the profitability of the issuer or may impose temporary rates that are significantly higher or lower. UBS Credit could have demanded payment of borrowings under the UBS Credit Line only if it provided a replacement credit facility on substantially the same terms to us that are fully advanced in the amount of the then outstanding principal of the UBS Credit Line, or if it repurchased all of the pledged ARS at par.
Subsequent to the end of the third quarter of 2010, we exercised the rights issued to us in the Rights Offering for the remaining $44,550,000 of ARS held by us and subject to the Rights Offering. The remaining $33,880,000 balance of the UBS Credit Line secured by these securities was repaid, reducing both our cash and investments balance and our current debt by $33,880,000.
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
During the fourth quarter of 2009, we spent $19,987,000 to repurchase $27,500,000 par value of our 3.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 27 percent. At the time of repurchase the notes had a book value of $23,139,000, which includes the par value of the notes, offset by the remaining debt discount of $4,361,000. We have $197,500,000 par value of the 3.25% Notes outstanding. Upon completion of the repurchases, the repurchased 3.25% Notes were cancelled. The resulting gain of $2,792,000 was included in our consolidated financial statements.
In February 2003, we issued and sold $150,000,000 aggregate principal amount of the 2.25% Notes. The remaining 2.25% Notes matured and were retired on March 15, 2010.
During 2009, we spent $89,525,000 to repurchase $104,446,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at varying discounts to face value. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $14,461,000 was included in our consolidated financial statements.
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
Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $22,690,000 for the thirty-nine weeks ended June 27, 2010. We expect our planned overall capital expenditures to be $40,000,000 in 2010. Our capital expenditures in 2010 will be primarily for additional TSA+ flexure production capacity, establishing a Thailand assembly operation and tooling and manufacturing equipment for new process technology and capability improvements. As the full transition to TSA+ suspensions takes place, over the next three to five years, our capital expenditures could increase as we add capacity as needed. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents and short-term investments or additional financing, if available given current credit market conditions.
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
As we develop the market for our InSpectra StO2 System, we will continue to spend significant amounts of money on medical device sales in our BioMeasurement Division. For the thirty-nine weeks ended June 27, 2010, our BioMeasurement Division incurred an operating loss of $17,940,000, and we expect the division to continue to incur losses in 2010 and 2011. We are taking actions expected to reduce annualized costs by approximately $12,000,000 in this division, which will reduce future operating losses. These losses, along with growing working capital needs as the business grows, will negatively affect our ability to generate cash.
In 2008, our board of directors approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. The maximum dollar value of shares that may yet be purchased under the share repurchase program is $72,368,000. We have not repurchased any shares since 2008.
During 2008 and 2009, we entered into contracts to hedge gold commodity price risks through February 2010. As of June 27, 2010, we did not have any outstanding derivative contracts on our consolidated balance sheets. See Note 12 of the Notes to Condensed Consolidated Financial Statements — Unaudited for additional information on our derivative instruments.
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
As of June 27, 2010, we had fixed rate debt of $198,844,000, which reflects a decrease of $46,707,000 from the end of our most recently completed fiscal year. This decrease resulted from the repayment of certain debt at maturity and from note repurchases. At June 27, 2010, our fixed rate debt had a fair market value of approximately $163,294,000.
As of June 27, 2010, we did not have any outstanding derivative contracts on our consolidated balance sheets.
Subsequent to the end of the third quarter of 2010, we exercised the rights issued to us in the Rights Offering for the remaining $44,550,000 of ARS held by us and subject to the Rights Offering. The remaining $33,880,000 balance of the UBS Credit Line secured by these securities was repaid, reducing both our cash and investments balance and our current debt by $33,880,000.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 27, 2010, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
We are currently establishing an assembly operation in Thailand to manufacture our disk drive products. We may have significant unanticipated additional costs from constructing and initiating production at our new location, difficulty attracting or retaining key technical and managerial personnel for our new location, or difficulty integrating our new location operations into our existing operations. The creation and ongoing management of assembly operations in Thailand may divert management’s attention and resources from business issues related to our existing locations. We also may fail to identify significant issues in connection with our new location, such as issues related to its workforce, quality or reporting systems, local tax, legal and financial controls or contingencies. Additionally our operations in Thailand may be subject to various political, economic and other risks and uncertainties inherent in operating in foreign jurisdictions. Thailand has experienced political unrest in the past and recently experienced significant civil unrest. Continued or future civil or political unrest in Thailand could adversely affect our ability to initiate and maintain operations in Thailand. An inability to manage these risks as part of our investment in a new manufacturing location could materially adversely affect our business, financial condition and results of operations.
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

ITEM 6. EXHIBITS
(a) Exhibits:
Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 1-34838.

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02; File No. 0-14709).
3.2	Restated By-Laws of HTI, as amended December 3, 2008 (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 12/9/08; File No. 0-14709).
4.1
Rights Agreement, dated as of July 29, 2010, between Hutchinson Technology Incorporated and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI’s Registration Statement on Form 8-A filed 7/30/10).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED
Date: August 6, 2010	By	/s/ Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date: August 6, 2010	By	/s/ Steven L. Polacek
Steven L. Polacek
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Page
3.1	Amended and Restated Articles of Incorporation of HTI.	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 3, 2008.	Incorporated by Reference
4.1	Rights Agreement, dated as of July 29, 2010, between Hutchinson	Incorporated by Reference
Technology Incorporated and Wells Fargo Bank, N.A., as Rights
Agent (incorporated by reference to Exhibit 1 to HTI’s
Registration Statement on Form 8-A filed 7/30/10).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically