Form 10-K
period 2010-09-26
HUTCHINSON TECHNOLOGY INC
filed 2010-12-10
CIK 772897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 26, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to                     .

Commission file number 0-34838

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 28, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $76,650,000, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of December 1, 2010, the registrant had 23,371,105 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for the annual meeting of shareholders to be held January 20, 2011, are incorporated by reference in Part III.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: the demand for and shipments of the company’s products, production capacity, capabilities and costs, assembly operations in Thailand, product commercialization and adoption, capital expenditures, average selling prices, product costs, operating performance, technology, development, inventory levels, division and company-wide financial performance, cost reductions and economic and market conditions. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan,” “goal” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” beginning on page 8. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

PART I

HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item 1.	Business

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2011” mean our fiscal year ending September 25, 2011, references to “2010” mean our fiscal year ended September 26, 2010, references to “2009” mean our fiscal year ended September 27, 2009, references to “2008” mean our fiscal year ended September 28, 2008, and references to “2007” mean our fiscal year ended September 30, 2007.

OVERVIEW

We are a global technology manufacturer committed to creating value by developing solutions to critical customer problems. Our culture of quality, continuous improvement, superior innovation and a relentless focus on the fundamentals enables us to compete in the markets we serve. We incorporated in Minnesota in 1965.

Our Disk Drive Components Division is a key worldwide supplier of suspension assemblies for hard disk drives. Suspension assemblies are precise electro-mechanical components that hold a disk drive’s read/write head at microscopic distances above the drive’s disks. Our innovative product solutions help customers improve yields, increase reliability and enhance disk drive performance, thereby increasing the value they derive from our products.

Our BioMeasurement Division is focused on bringing new technologies and products to the market that provide information clinicians can use to improve the quality of health care and reduce costs. Late in calendar 2006, we began selling the InSpectra® StO2 System for perfusion status monitoring. This noninvasive device provides a continuous, real-time and direct measurement of tissue oxygen saturation (StO2), an indicator of perfusion status. By helping clinicians instantly detect changes in a patient’s perfusion status, the InSpectra StO2 System helps clinicians reduce risks and costs by enabling faster and more precise assessment of oxygen delivery to vital organs and tissue in critical care settings.

DISK DRIVE COMPONENTS DIVISION

Our Disk Drive Components Division manufactures suspension assemblies for all sizes and types of hard disk drives. Suspension assemblies are critical components of disk drives that hold the read/write heads in position above the spinning magnetic disks. We developed our position as a key supplier of suspension assemblies through an integrated manufacturing approach, research, development and design activities coupled with substantial investments in process capabilities, product features and manufacturing capacity. We manufacture our suspension assemblies with proprietary technology and processes with very low part-to-part variation. These processes require manufacturing to precise specifications that are critical to maintaining the necessary microscopic clearance between the head and disk and the electrical connectivity between the head and the drive circuitry.

We design our suspension assemblies with a focus on the increasing performance requirements of new disk drives, principally more complex, increased data density, improved head to disk stability during a physical shock event and reduced data access time. Increased capacity, improved reliability and performance, as well as the miniaturization of disk drives, generally require suspension assemblies with lower variability, specialized design, expanded functionality and greater precision. We will continue to invest, as needed, to advance suspension assembly technology, enhance our process capabilities and expand our production capacity. During 2010, we shipped 512 million suspension assemblies of all types, supplying all manufacturers of disk drives and head-gimbal assemblers.

World-wide demand for disk drives and suspension assemblies weakened significantly in the first half of 2009. Our net sales have decreased significantly in recent years due to the weakened world-wide demand, together with market share losses due to changes in supply chain alignment by our customers. For example, in 2008 and 2007, we experienced significant market share loss for our suspension assemblies used in the desktop segment and in 2009 our customer Seagate significantly reduced its procurement of our suspension assemblies. As the disk drive industry has matured and consolidated, cost competitiveness has become an important factor to our customers which has required us to lower our pricing to retain business. Our average selling prices have decreased from $0.80 in the first half of 2008 to $0.66 in the fourth quarter of 2010. In 2010, we also encountered difficulties in ramping up our TSA+ process, including product defects, yield declines and capacity constraints, some of which resulted in lost shipments in that period.

While the overall market for suspension assemblies grew in 2010, our shipments of suspension assemblies declined 7% from 2009 due to further market share losses. In addition, a defect on some of our TSA+ product resulted in lost volume in the third and fourth quarters of 2010. While it will take longer than we previously expected to regain market share, we believe investments in our TSA+ process capabilities and our Thailand assembly operation will further lower our costs and strengthen our competitive position.

In the long-term, we believe that end user demand for storage capacity will continue to increase as evolving consumer electronics and computing applications continue to require storage devices with increased capacity and functionality, which will increase disk drive demand and, therefore, suspension assembly demand.

We believe that our vertically integrated model in our Disk Drive Components Division provides the best means to meet customers’ requirements and achieve lowest manufacturing cost. As our TSA+ suspension assembly volumes increase, and as our TSA+ flexure yields and process efficiencies continue to improve, we expect to eliminate the cost burden associated with TSA+ flexure production. Our return to positive cash generation and profitability includes increasing revenue through overall suspension assembly market growth and higher market share, improving our TSA+ production efficiency and ramping our assembly operations in Thailand.

Products

We categorize our current products as either suspension assemblies or other revenue, which consists primarily of reimbursement for engineering services and specific program capacity.

The following table shows, for each of 2010, 2009 and 2008, the relative contribution to net sales, in millions of dollars and percentages, of each product category:

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Suspension assemblies	$338.0	98%	$398.0	98%	$622.0	99%
Other revenue	6.8	2	8.3	2	8.6	1

Total Disk Drive Components Division net sales	$344.8	100%	$406.3	100%	$630.6	100%

See Note 11 to the consolidated financial statements contained in Item 15 for financial information with respect to our business segments and a distribution of revenue and long-lived assets by geographic area for each of 2010, 2009 and 2008. See also Eleven-Year Selected Financial Data.

Suspension Assemblies. During 2010, we shipped 512 million suspension assemblies, compared to 553 million and 790 million in 2009 and 2008, respectively. We shipped TSA and TSA+ suspension assemblies, as well as suspensions using purchased additive flexures, to our customers. We produce suspension assemblies using our “additive” and our “subtractive” manufacturing processes. Our TSA+ suspensions are the plan of record on multiple customer programs. We shipped 116 million TSA+ suspension assemblies during 2010, up from 43 million in 2009 and six million in 2008. For 2011, we expect TSA+ suspension assemblies to account for a steadily increasing proportion of our shipments, growing from approximately a third of shipments in the fourth quarter of 2010 to half of our shipments by mid-2011 and two-thirds of our shipments by the end of 2011. We believe the industry will fully transition to additive suspensions over the next two to four years. We are also purchasing additive flexures to fill other customer requirements.

We have the capability to produce multiple variations of suspension assemblies. This capability permits us to assist customers’ design efforts and meet the varied and changing requirements of specific customers. We have developed significant proprietary capabilities in the design and production of suspension assemblies for both current and new generations of higher performance disk drives and read/write heads. The continual pursuit of increased data density and lower storage costs is leading to suspension assemblies with flexures that have finer electrical conductors, greater lead counts and increased complexity such as interleaved or stacked traces, and to the adoption of value-added features for suspension assemblies, such as formed and polished headlifts, larger dampers with through hole features and a variety of limiter configurations. We are actively involved with several of our customers on dual stage actuation (DSA) designs and are shipping prototypes of DSA suspensions to four of the five hard disk drive OEMs, and we have received very positive feedback regarding the performance of our DSA suspensions in their tests. The timing and volume of our customers’ DSA programs are subject to, among other things, the economics of existing and future technical alternatives that may also meet their disk drive requirements.

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

Other Revenue. In 2008, a small portion of our revenue was due to our manufacturing and sales to competitive suspension assembly manufacturers of etched and stamped component parts, such as flexures and baseplates, for certain suspension programs reaching the end of their market lives. These component sales provided minimal revenue and ended in 2009. We also enter into arrangements with customers that provide us with reimbursement for engineering services and specific program capacity to partially offset the costs of our investment. We recognize the associated revenue over the estimated life of the program to which the services and capacity relate.

To derive additional value from the unique expertise and capabilities in metrology, tool design, tool build and precision component manufacturing that we have developed in our Disk Drive Components Division, we are offering these capabilities to targeted companies in several industries. We secured some initial business in 2009, and our effort generated a modest contribution to net sales in 2010. We will continue to pursue targeted opportunities in this area.

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

We completed construction of our Thailand assembly facility on time and are now shipping product from the Thailand site for customer qualification. Suspension assembly components produced in our domestic manufacturing facilities will be utilized in our Thailand assembly operation. Excess automated production equipment from our domestic sites is being installed in our Thailand assembly facility and we are replicating our automated high-volume manufacturing processes. We anticipate that the Thailand assembly operation will improve our ability to serve our customers’ operations in Asia and enable us to reduce our costs.

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

Research and Development

The disk drive industry is subject to rapid technological change, and our ability to remain competitive depends on, among other things, our ability to anticipate and respond to changes and to continue our close working relationships with the engineering staffs of our customers. Our research and development efforts are directed at continuing to develop suspension assembly capabilities and features that enable our products to meet performance criteria desired by our customers for specific drive applications. Measurement, process development and process control are critical to improving capability related to static attitude, gram force, resonance and windage, all performance characteristics important to suspension assemblies. We are actively involved with several of our customers on DSA designs and prototypes.

We have devoted and will continue to devote substantial resources to research and development efforts. Our research and development expenses for the Disk Drive Components Division were approximately $16,396,000, $22,511,000 and $34,944,000, in 2010, 2009 and 2008, respectively. The reduction in research and development expenses from 2008 to 2010 was primarily related to lower labor expenses due to reduced headcount as a result of our TSA+ flexure development efforts transitioning to high-volume manufacturing and our 2009 restructuring and cost reduction actions.

The transition to smaller disk drives, the development of more complex next-generation read/write heads, continuing improvement in data density and the use of disk drives in consumer electronics applications necessitate the further miniaturization of suspension assemblies. We have and will continue to implement alternative technologies, as needed, which we believe will be required for manufacturing future generations of our products.

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

We have established “vendor managed inventory,” or VMI, facilities near the major production centers of certain individual customers to assure that we meet the customers’ inventory requirements. Certain agreements with our customers provide that we maintain minimum finished goods inventory levels. During 2010, a significant majority of our suspension assembly shipments were distributed to our customers in Thailand, Hong Kong and the Philippines through our VMI facilities. We also have established a service center in Thailand that provides product logistics support, technical support and measurement services. We intend to transfer the service center activities to our new Thailand assembly facility during 2011.

We are a supplier to all manufacturers of disk drives and head-gimbal assemblers. The following table shows our five largest customers for 2010 as a percentage of net sales.

Customer	Percentage of Net Sales
Western Digital Corporation	43%
SAE Magnetics, Ltd/TDK Corporation	37%
Seagate Technology, LLC	10%
Hitachi and affiliates	8%
Toshiba Corporation	1%

Sales to our five largest customers constituted 99% of net sales for 2010, 2009 and 2008. Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Toshiba and Western Digital, which may purchase read/write head assemblies from read/write head manufacturers that utilize our suspension assemblies and suspension assembly components. The disk drive industry has consolidated significantly in recent years. For example, in October 2009, Toshiba Corporation completed its acquisition of the hard disk drive business of Fujitsu Limited of Japan and in September 2007, TDK Corporation acquired the recording head business of our customer Alps Electric Co., Ltd. We expect to continue to depend upon a limited number of customers for our sales, given the relatively small number of disk drive manufacturers and head-gimbal assemblers. Our results of operations could be adversely affected by reduced demand from our major customers.

Backlog

We generally make our sales pursuant to purchase orders rather than long-term contracts. Our backlog of purchase orders was approximately $20,100,000 at September 26, 2010, as compared to $43,800,000 at September 27, 2009. This year-over-year reduction was due to a decrease in demand for our suspension assemblies during 2010. In addition, one customer provided its purchase order requirements for the first quarter of 2011 after September 26, 2010. Our purchase orders may be changed or cancelled by customers on short notice. In addition, we believe that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Accordingly, we do not believe that backlog should be considered indicative of sales for any future period.

Seasonality

Historically, the disk drive industry has experienced seasonal demand, with higher levels of demand in the second half of the calendar year driven, we believe, by consumer spending in the winter holiday season. In addition, corporate information technology budget calendars often provide for more spending during the second half of the calendar year. Seasonal demand for our suspension assemblies generally tracks that of the disk drive industry and may also be delayed or accelerated by existing inventory levels in the supply chain.

Competition

We believe that the principal factors of competition in the suspension assembly market include price, reliability of volume supply, time to market, product performance, quality and customer service. Disk drive manufacturers seek low cost designs and as the disk drive industry has matured and consolidated, cost competitiveness, and thus suspension assembly pricing, has become an increasingly important factor to our customers. Our customers’ operating results also depend on being the first-to-market and first-to-volume with new products at a low cost. Our development efforts have typically enabled us to shorten development cycles and achieve reliable high-volume output per manufacturing unit quickly.

Our principal competitors for suspension assemblies are Nihon Hatsujo Kabusikigaisha (“NHK”), Magnecomp Precision Technology Public Company Limited (“MPT”), a subsidiary of TDK Corporation, and NAT Peripheral (H.K.) Co., Ltd., (a joint venture of NHK and SAE Magnetics, Ltd./TDK Corporation). The NAT Peripheral joint venture has provided our customer, SAE Magnetics, Ltd./TDK Corporation, the capability to produce suspension assemblies since calendar 2005. We believe that consolidation in the disk drive industry, including the affiliation between our competitor MPT and our customer SAE Magnetics, Ltd., has resulted in shifts in certain industry supply chain alignments that have impacted our competitive position. Our principal competitors in producing suspension flexures are Nitto Denko Corporation and Dai Nippon Corporation. Although we cannot be sure that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies or suspension assembly components, we believe that the number of entities that have the technical capability and capacity for producing precision suspension assemblies or components in large volumes will remain small.

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

BIOMEASUREMENT DIVISION

We established the BioMeasurement Division in 1996 with the objective of leveraging our culture of quality, engineering capabilities and leading-edge measurement technology in the medical market. We applied our engineering and manufacturing expertise to develop a device that noninvasively provides information about tissue perfusion, critical information needed in the resuscitation of trauma and critical care patients experiencing shock. Our first device, the InSpectra Tissue Spectrometer, was introduced in 2002 and was used primarily for research. Late in calendar 2006, we launched a second-generation product for clinical use, the InSpectra StO2 System, which we are currently selling to the trauma, critical care and emergency medicine areas of hospitals. We believe understanding tissue perfusion with the use of the InSpectra StO2 System is of key importance in the monitoring of patients as they are transferred through the various departments in a hospital.

Over the course of 2010, we added 40 new customers and grew the installed base of monitors to 344 across 138 customers, up from 222 monitors across 98 customers at the end of 2009. While the pace of customer acceptance and adoption was slower than we had hoped in 2010, we were able to broaden the installed base in the face of hospital spending constraints. The division’s net sales in 2011 are currently expected to range from $3,000,000 to $5,000,000 compared with $2,400,000 in 2010. These expectations for 2011 net sales are contingent upon growing market acceptance of our existing and new products and upon hospital spending levels, which have been constrained by industry economic conditions.

In light of slower than expected sales growth based on the current pace of adoption of the InSpectra StO2 System and spending constraints in health care markets world-wide, we announced in 2010 a plan to reduce costs by $12,000,000 on an annualized basis and make certain operating changes in our BioMeasurement Division. The cost reductions were more than 75% completed at the end 2010 and will substantially reduce the division’s operating loss in 2011.

Products

We designed the InSpectra StO2 System for use in trauma, critical care and emergency medicine settings where there is a need to directly monitor the compromised tissue perfusion associated with hemorrhagic and other forms of shock. The system consists of the InSpectra StO2 Tissue Oxygenation Monitor and the InSpectra StO2 Sensor. The InSpectra StO2 System has received United States Food and Drug Administration (“FDA”) 510k clearance and CE Mark registration in the European Union. The device provides an absolute measure of StO2, which quantifies the ratio of oxygenated hemoglobin to total hemoglobin in the microcirculation of skeletal or peripheral muscle. This measurement helps clinicians assess and detect changes in the patient’s overall perfusion status, enabling them to make better treatment decisions and reduce costs in critical care settings.

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

During the first quarter of 2011, we are launching a new product, the InSpectra StO2 Spot Check in Europe and other regions that recognize the CE Mark and filing for marketing clearance in the United States, under the FDA’s premarket notification or 510(k) process. To broaden the use of StO2 monitoring — and to have it incorporated into the continuum of patient care from diagnosis through treatment to discharge — it must be easy and inexpensive for clinicians to get a StO2 measurement in a wide variety of settings. The InSpectra StO2 Spot Check addresses these needs. The Spot Check is a handheld device that enables clinicians to quickly and cost effectively identify at-

risk patients, who can then be continuously monitored with our InSpectra StO2 Tissue Oxygenation Monitor. The Spot Check features a reusable sensor that enables clinicians to obtain a StO2 measurement at a low cost-per-patient, and its portability makes it easy to use in a wide range of settings. These attributes should help foster the use of StO2 monitoring from emergency transport to the emergency department and on through treatment, the ICU and ultimately, patient discharge.

There are currently no other clinical methods for directly determining oxygen saturation in the microcirculation of muscle tissue. Blood chemistry tests indicate systemic oxygenation levels and require blood samples, making them invasive and intermittent. In contrast, the InSpectra StO2 System noninvasively provides a direct, real-time and continuous regional tissue oxygen reading. Pulse oximeters give clinicians an indication of arterial oxygenation, but the measurement they provide of SpO2 represents oxygen saturation of blood before it enters the tissue region where oxygen is significantly consumed. The InSpectra StO2 Tissue Oxygenation Monitor measures microcirculation, where oxygen exchange predominantly occurs; unlike arterial oxygenation, StO2 will vary as the flow and consumption of oxygen changes within the measurement tissue. Transcutaneous PO2 measures the partial pressure of oxygen in the skin and only permits an inference of whether tissue is being oxygenated based on what is being emitted by the skin. Our device measures oxygen saturation in the microcirculation of muscle tissue below the sensor to produce an accurate StO2 reading.

Manufacturing

We manufacture and assemble all of our BioMeasurement Division products in our Hutchinson, Minnesota manufacturing facility, using components and subassemblies obtained from outside suppliers. Our quality management system complies with the FDA’s Quality System Regulation, ISO 13485:2003, an international standard for quality management systems for medical devices, and with the European Medical Device Directive 93/42 EEC.

Research and Development

We have conducted, and continue to conduct, clinical studies to demonstrate the effectiveness and value of our technology for patients who are in or may be about to go into shock, as well as for other clinical applications. We also devote research and engineering resources to ongoing product development focusing on the application of near infrared technologies to detect and monitor tissue perfusion. For 2010, 2009 and 2008, research and development expenses for the BioMeasurement Division were approximately $5,033,000, $4,265,000 and $4,767,000, respectively.

We utilize advisory physicians with expertise in critical care medicine in the United States and Europe to ensure that the technology and solutions we develop address real and unanswered medical needs. For the last several years, we have focused on studies involving shock. We have conducted a key multi-site trial and several investigator-initiated studies, most of which have been pilot studies. In September 2006, we announced the results of the multi-site StO2 Trauma Study that was conducted by seven Level I trauma centers that enrolled 383 trauma patients. It was initiated in 2004 to identify the role StO2 monitoring with our device could play in monitoring the inadequate tissue perfusion associated with hemorrhagic shock. The study was designed to determine whether StO2 measurements on the thenar eminence are an indicator of hypoperfusion (inadequate blood flow and oxygenation). Data from the study show that StO2 measured noninvasively on the thenar eminence is a statistically significant indicator of hypoperfusion in hemorrhagic shock patients and functions as well as base deficit and lactate measures, with the added benefits of being continuous, real-time and noninvasive. The results of the StO2 Trauma Study were published in the January 2007 Journal of Trauma. In addition, there have been more than 300 publications or presentations that documented the value of StO2 as an indicator of hypoperfusion in multiple shock states.

Marketing, Sales and Distribution

We have focused our marketing efforts on educating critical care and emergency medicine clinicians on the value of StO2 in monitoring patients. We have also participated in key trauma, critical care and emergency medicine conferences and sponsored educational forums.

We estimate the world-wide market for StO2 monitoring could be a multi-billion dollar annual opportunity in the future. Our customers include major medical centers primarily in the United States and Europe. We plan to expand our sales efforts to additional hospitals in the United States and Europe, as well as to other departments at existing customers. We continue to sell our device using a direct sales force dedicated to the BioMeasurement Division and through the use of distributors in selected countries. We are positioned to sell into 26 countries through a combination of direct sales and distributors.

We offer customers flexible technology acquisition programs that include direct purchase, rental and a sensor purchase program where, in exchange for a monitor supplied by us at no charge, the sale price of the sensors is increased.

Competition

The InSpectra StO2 System is currently the only noninvasive tissue oxygenation monitor designed for the trauma, critical care and emergency medicine settings. Covidien plc, Nonin Medical and CAS Medical Systems, Inc. each produce devices that use near infrared spectroscopy to monitor levels of cerebral oxygen. ViOptix, Inc. produces a device that uses near infrared spectroscopy to monitor tissue oxygenation that is focused on reconstructive surgery applications. Covidien plc also has a product to monitor changes in regional blood oxygen saturation in both cerebral and somatic tissue. In addition, other companies may have the ability to develop tissue perfusion monitors that use near infrared spectroscopy and that may in the future compete with the InSpectra StO2 System. It is possible that any of these companies, or others, may develop and market a product similar to the InSpectra StO2 System for use in trauma, emergency medicine and other critical care markets.

We also face competition from alternative clinical methodologies. If clinicians do not incorporate StO2 into their decision making and instead continue to rely on indirect indications of tissue perfusion provided by blood tests, indwelling catheters and vital sign parameters, for instance, we may have difficulties selling our product.

GENERAL

Foreign Sales

Sales to foreign-based enterprises for both divisions totaled $157,611,000, $182,417,000 and $263,346,000 for 2010, 2009 and 2008, respectively. Sales to foreign subsidiaries of United States corporations totaled $182,474,000, $217,900,000 and $360,843,000 for 2010, 2009 and 2008, respectively. The majority of these sales were to the Pacific Rim region. In addition, we have significant sales to United States corporations that use our products in their offshore manufacturing sites.

Intellectual Property

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

As of September 26, 2010, we held 211 United States patents and 31 foreign patents, and we had 44 patent applications pending in the United States and 17 patent applications pending in other countries covering both our Disk Drive Components Division and our BioMeasurement Division. Internally, we protect intellectual property and trade secrets through physical security measures at our facilities, as well as through non-disclosure and non-competition agreements with all employees and confidentiality policies and non-disclosure agreements with consultants, strategic suppliers and customers.

In connection with our disk drive industry business, we have entered into licensing and cross-licensing agreements relating to certain of our patents and patent applications allowing some of our competitors to produce products similar to ours in return for royalty payments and/or cross license rights. The agreements include cross-licenses to certain existing and future suspension assembly technology.

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

Employees

As of September 26, 2010, we had 2,546 employees.

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

In the first half of 2009, we experienced significant reductions in demand for and shipments of our suspension assemblies due primarily to lower demand for disk drives, lower disk drive production as the drive makers reduced inventories and a loss of market share. In addition, in 2009 our customer Seagate significantly reduced its procurement of our suspension assemblies. The change in this major customer’s procurement plan reduced our overall market share. While the overall market for suspension assemblies has grown in 2010, our shipments of suspension assemblies declined 7% from 2009 due to further market share losses. Our operating results have been adversely affected by this decrease in demand. Our manufacturing capacity may continue to be underutilized in the future, which will negatively impact our operating results. Despite our workforce reductions and restructuring actions in 2009 and 2010, both our Disk Drive Components and BioMeasurement divisions continue to incur operating losses.

We continue to have significant liquidity needs. Our unfavorable operating results in 2009 led to uncertainty regarding our ability to satisfy the covenants in a credit facility, which we therefore terminated in the third quarter of 2009. Furthermore, holders of $197,500,000 par value of our 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”) currently outstanding may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. We anticipate that we would need to obtain additional financing if the holders of our 3.25% Notes require us to purchase all or a portion of their 3.25% Notes for cash on that date.

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

Domestic and foreign credit and financial markets have experienced extreme disruption in the past two years, including volatility in security prices, diminished liquidity and credit availability, declining valuations of certain investments and significant changes in the capital and organizational structures of certain financial institutions. We are unable to predict the likely duration and severity of the continuing disruption in the credit and financial markets or of any related adverse economic conditions. Given these conditions, we may not be able to secure additional financing for future activities on satisfactory terms, or at all, which could materially adversely affect our results of operations, financial condition and liquidity.

We terminated a credit facility in the third quarter of 2009. Deterioration in our business or further disruptions in the global credit and financial markets could result in further reductions in our access to credit, which could materially adversely affect our results of operations, financial condition and liquidity.

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

Our business will require significant funds over the next several years. We would likely use these funds for capital expenditures, research and development, debt service and working capital. Our Disk Drive Components Division is highly capital intensive. Our total capital expenditures for both of our divisions were $31,382,000 in 2010, $20,609,000 in 2009 and $65,603,000 in 2008. We currently anticipate spending $20,000,000 to $25,000,000 on capital expenditures during 2011. In addition, our total research and development expenses for both of our divisions were approximately $21,429,000, or 6% of net sales, in 2010. Our 2010 Disk Drive Components Division capital expenditures and research and development expenses were primarily for additional TSA+ flexure production capacity, establishing our Thailand assembly operation and new program tooling.

Our capital expenditures for the Disk Drive Components Division are planned based on process improvements to be incorporated in our manufacturing operations and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes, which may require new or improved process technologies, such as additive processing to produce flexures for our TSA+ suspensions or DSA suspensions, anticipated customer demand for our suspension assembly products and market demand for disk drives. Capital spending is also based on our ability to fund capital expenditures, as needed, with cash generated from operations, our current cash, cash equivalents, short-term investments or additional financing, if available given current capital market conditions.

As of September 26, 2010, we had outstanding $197,500,000 par value of our 3.25% Notes. Holders of our 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. We may pursue additional debt or equity financing or other forms of financing to supplement our current capital resources, if needed, in 2011 and beyond. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We may not be able to maintain adequate capital or raise additional capital on reasonable terms or at all, if needed.

The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations;

•	general economic and capital market conditions and conditions in the disk drive industry;

•	our financial condition;

•	our ratio of debt to equity;

•	the perception in the capital markets of our business;

•	our business prospects; and

•	changes in interest rates.

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

Significant price and value fluctuations have occurred with respect to the publicly-traded securities of technology companies generally. The price of our common stock has changed significantly and is likely to remain depressed. In the past, securities litigation claims have been filed against certain companies following a period of decline in the market price of their publicly-traded securities. We may be the target of similar securities litigation claims in the future. Risks associated with litigation often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Although we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. Future litigation, if any, may result in substantial costs and divert management’s attention and resources, which could materially adversely affect our results of operations, financial condition and liquidity.

Our ability to use our deferred tax assets is subject to certain annual limitations, and may be further limited by a “change of control.”

At September 26, 2010, our deferred tax assets included $30,674,000 of unused tax credits, of which $3,468,000 can be carried forward indefinitely and $27,206,000 expire at various dates beginning in 2018. In addition, at September 26, 2010, our deferred tax assets also included $121,269,000 of net operating loss (“NOL”) carryforwards that will begin to expire in 2021 if not otherwise used by us. As of September 26, 2010, we had an estimated NOL carryforward of approximately $334,362,000 for United States federal tax return purposes. A valuation allowance of $168,991,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the deferred tax assets before they expire. Both our unused tax credits and our estimated NOL carryforwards may be used to offset taxable income, if any, generated by us in future years. Our ability to use these deferred tax assets is subject to an annual limitation imposed by certain change of control provisions under Section 382 of the Internal Revenue Code that may be triggered by an aggregate change in the beneficial ownership of our common stock. If we do not generate sufficient profits or the annual limitation under Section 382 is triggered, some or all of our deferred tax assets may expire or we may not be able to use them to offset taxes due in the applicable period.

We may not be able to adequately protect our intellectual property.

We attempt to protect our intellectual property rights through copyrights, patents, trademarks, trade secrets and other measures. We may not, however, be able to obtain rights to protect our technology. In addition, competitors may be able to develop similar technology independently. Our ability to remain competitive in the disk drive industry depends in large part on trade secrets relating to our proprietary manufacturing processes. Our BioMeasurement Division is engaged in a market where third parties have significant existing patent portfolios. We seek to protect trade secrets and our other proprietary technology in part by requiring each of our employees to enter into non-disclosure, assignment and non-competition agreements. In these agreements, the employee agrees to maintain the confidentiality of all of our proprietary information and, subject to certain exceptions, to assign to us all rights in any proprietary information or technology made or contributed by the employee during his or her employment. In addition, we regularly enter into non-disclosure agreements with third parties, such as consultants, strategic suppliers and customers. These agreements may, however, be breached, and we may not have an adequate remedy for any such breach. In addition, our competitors may otherwise learn or independently develop our trade secrets.

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

Although we supply all manufacturers of disk drives and head-gimbal assemblers, sales to our five largest customers constituted 99% of net sales in 2010, 2009 and 2008. Over the years, the disk drive industry has experienced numerous consolidations. In May 2009 for example, Toshiba Corporation acquired the hard disk drive business of Fujitsu Limited of Japan. In calendar 2007, TDK Corporation acquired the recording head business of our customer Alps Electric Co., Ltd. and approximately 90% of MPT’s outstanding common shares. As TDK Corporation now controls MPT, a competitive suspension assembly supplier, our customer SAE Magnetics, Ltd. (which is owned by TDK Corporation), is affiliated with a competitive supplier of suspension assemblies. We believe that consolidation in the disk drive industry, including the affiliation between our competitor MPT and our customer SAE Magnetics, Ltd., has resulted in shifts in certain industry supply chain alignments that have impacted our competitive position. The failure by any one of our customers to pay its account balance with us could have a material adverse effect on our results of operations.

The following factors could adversely impact our market share:

•	change in supply chain alignment by a customer, as in 2008 and 2007 when we experienced market share loss for our suspensions used in desktop disk drives;

•	loss of one or more of our major customers as in 2009 when our customer Seagate significantly reduced its procurement of our suspension assemblies;

•	development by any one customer to have the capability to produce suspension assemblies in high volume for its own products;

•	loss of market share by one of our major customers; and

•	change in the type of suspension assembly or flexures used in suspension assemblies, such as our TSA+ flexure, used by a customer.

Any reduction in our market share could have a material adverse effect on our results of operations.

Almost all of our sales depend on the disk drive industry, which is cyclical, subject to ongoing technological innovation and subject to intense price competition.

Sales of suspension assemblies and suspension assembly components accounted for 99% of our net sales in 2010, 2009 and 2008. The disk drive industry is intensely competitive and technology changes rapidly, such as during past industry transitions to smaller disks or higher density read/write heads. The industry’s demand for disk drive components also fluctuates. The disk drive industry experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect suppliers to this industry because we believe that it is a common practice for disk drive manufacturers to place orders for disk drive components in excess of their needs during growth periods, and sharply reduce orders for these components during periods of contraction. In addition, there is continuous downward price pressure on disk drive manufacturers and their suppliers. If price reductions exceed our ability to reduce costs, our operating results could be negatively affected.

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

Manufacturing yields, efficiencies and processing operations vary from product to product. Newer products often require new or additional manufacturing process steps and typically have lower initial manufacturing yields and efficiencies as we ramp up manufacturing. As a result, new products are frequently more expensive to produce and may not be profitable. We are using new manufacturing processes to produce TSA+ suspension assemblies, which have caused us to experience inefficiencies and lower yields in 2008, 2009 and 2010 that will continue until we achieve further improvements in process efficiencies. We have experienced missed shipments and increased sales returns in the past as we ramp up manufacturing of new products, or as new features for our products are introduced, or as new manufacturing processes are implemented. In 2010, a defect in some of our TSA+ product resulted in decreased shipments. The measures we took to isolate and contain the product defect also reduced our yield, limited our output and increased our costs. We may in the future experience additional process issues that impact our ability to meet customer demand and cause us to incur higher costs. We also may in the future experience missed shipments or increased sales returns. In addition, we may be required to reimburse customers for product costs relating to the incorporation of defective suspension assemblies into our customers’ products. We may not attain our output goals and be profitable with regard to any of our suspension assembly products.

We may need to transfer production of certain suspension assemblies from one domestic manufacturing site to another, and as assembly operations begin at our Thailand plant, we expect to transfer production to another country. In the past, transfers between our domestic manufacturing sites have lowered initial yields and/or manufacturing efficiencies. This results in higher manufacturing costs. Our manufacturing plants located in Minnesota and Wisconsin can experience severe weather. Severe weather has, at times, resulted in lower production and decreased our shipments.

Our ability to conduct business would be impaired if our workforce were to be unionized or if a significant number of our specialized employees were to leave and we could not replace them with comparable personnel. The locations of our plants and the broad span and technological complexity of our products and processes may limit the number of satisfactory engineering and other candidates for key positions. Our business may be adversely affected if we need to adjust the size of our workforce due to fluctuating demand. We significantly reduced our workforce from 4,591 at the end of 2008 to 2,448 at the end of 2009 and further restructured our business in 2010. These recent workforce reductions may impact our ability to recruit and retain employees, and we are uncertain if we will be able to adequately staff our operations if we need to increase our manufacturing capacity in the future.

A slowdown in demand for computer systems and consumer electronics may cause a decline in demand for suspension assemblies.

Our suspension assemblies are components in computers and a variety of consumer electronics products. The demand for these products can be volatile. In a weak economy, consumer spending tends to decline and retail demand for computers and other consumer electronics tends to decrease, as does business demand for computer systems. Demand for suspension assemblies therefore may be adversely impacted as a result of a weaker economy. During 2009, demand for suspension assemblies weakened significantly, which resulted in shipments of our suspension assemblies declining 30% from 2008. In addition, in the past, unexpected slowdowns in demand for computer systems and consumer electronics have caused sharp declines in demand for suspension assemblies, resulting in periods during which the supply of suspension assemblies exceeded demand. If in the future an unexpected slowdown in demand for suspension assemblies occurs or if demand decreases as a result of a weakening economy, our results of operations will be materially adversely affected as a result of lower revenue and gross profits.

We may not be able to utilize our capacity efficiently or accurately plan our capacity requirements, which may negatively affect our operating results.

We increase our production capacity and the overhead that supports production based on anticipated market demand. Market demand, however, has not always developed as expected or remained at a consistent level. The underutilization that can result decreases our profitability. For example, in 2008 and 2007, we experienced significant market share loss for our suspension assemblies used in the desktop segment, in 2009 our customer Seagate significantly reduced its procurement of our suspension assemblies, and in 2010 demand for our suspension assemblies remains constrained. This resulted in underutilization of our manufacturing capacity. As a result, our profitability also was below our expectations.

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

•

suspension assemblies that incorporate new materials, such as thinner laminates and piezoelectric actuators used in DSA suspension assemblies, which are more difficult to handle in the manufacturing process; and

•	suspension assemblies for use with more complex read/write heads.

We have invested, and continue to invest, a substantial amount of engineering and manufacturing resources to develop process capabilities, as needed, including additive processing to produce suspension assembly flexures and DSA suspension assemblies, to meet the ever increasing performance requirements of our customers. If high-volume manufacturing of our TSA+ suspension assemblies that are produced using additive processing capabilities cannot be produced profitably in the quantities and to the specifications required by our customers, we may need to purchase increased quantities of additive flexures. We may not be able to purchase the necessary quantity of such components on terms acceptable to us or at all.

The introduction of new process capabilities for our products increases the likelihood of unexpected quality concerns, which may negatively impact our ability to bring products to market on time and at acceptable costs. Further, most of our current competitors use components produced through additive processing for volume production of suspension assemblies, which may give them an advantage in developing and qualifying new products with our customers. Since we started high-volume manufacturing of TSA+ suspension assemblies, we have experienced higher cost due to yield loss, production inefficiencies and equipment problems. These TSA+ costs added a cost burden of $30,400,000 in 2010, $32,000,000 in 2009 and $37,600,000 in 2008. These higher costs will continue until we achieve increased demand and further improvements in process efficiencies that are expected in the next year.

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

Gross profit has remained below our expectations primarily due to the substantial decline in our net sales, which reduced our ability to cover our fixed costs as well as the cost burden associated with TSA+ flexure production and our excess capacity. Gross profit was 9% in 2010, 2% in 2009 and 14% in 2008. TSA+ flexure production costs added a cost burden of $30,400,000 in 2010, $32,000,000 in 2009 and $37,600,000 in 2008. These higher costs will continue until we achieve increased demand and further improvements in process efficiencies.

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

We may be unable to achieve our financial and strategic goals in connection with investments in our new assembly operation in Thailand.

We recently completed construction of an assembly operation in Thailand to manufacture our disk drive products. We may have significant unanticipated additional costs from initiating production at our new location, difficulty attracting or retaining key technical and managerial personnel for our new location, or difficulty integrating our new location operations into our existing operations. The creation and ongoing management of assembly operations in Thailand may divert management’s attention and resources from business issues related to our existing locations. We also may fail to identify significant issues in connection with our new location, such as issues related to its workforce, quality or reporting systems, local tax, legal and financial controls or contingencies. Additionally our operations in Thailand may be subject to various political, economic and other risks and uncertainties inherent in operating in foreign jurisdictions. Thailand has experienced political and civil unrest in the past and continued or future political or civil unrest in Thailand could adversely affect our ability to initiate and maintain operations in Thailand. An inability to manage these risks as part of our investment in this new manufacturing location could materially adversely affect our business, financial condition and results of operations.

If the rate of data density improves at a significantly faster rate than the rate of increase in the demand for disk drive storage, demand for suspension assemblies may decrease.

Disk drive manufacturers have been able to steadily increase data density, and we believe that they will continue to do so for the foreseeable future. Increasing data density permits drive manufacturers to reduce the average number of disks in each disk drive, which in turn reduces the number of components they need per drive, including suspension assemblies. The average number of suspension assemblies required per disk drive has been fairly stable from calendar 2005 to 2009 at 2.8 and we estimate it has increased slightly, to 3.0, in 2010. We estimate that the number of suspensions required per disk drive will remain relatively stable in calendar 2011. If improvements in data density outpace growth in data storage capacity requirements, demand for our suspension assemblies may decline and we may not be able to maintain or expand our suspension assembly business.

If our customers improve their manufacturing yields, demand for our suspension assemblies may decrease.

In the past, we believe that improvements in our sales and unit volumes have occasionally been due in part to manufacturing difficulties experienced by our customers as they transitioned to higher density read/write heads. These customers experienced higher levels of defective read/write heads, which they were unable to detect until after they had attached the read/write heads to our suspension assemblies and our customers required more suspension assemblies during those periods. If our customers’ production yields continue to improve in the future, or when they separate and re-use suspension assemblies or test the read/write head before attaching suspension assemblies, overall suspension assembly shipments could decline and our operating results could be negatively affected.

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

Other types of data storage technology, such as solid state storage or flash (semiconductor) memory, may become competitive with certain disk drive applications, and thereby could affect the demand for our products. Lower capacity storage needs increasingly are being met by flash memory. If flash memory suppliers overcome both the technical and economic limitations of flash memory storage and can offer better performance or more competitive cost per unit of capacity than disk drive products for higher capacity storage needs, demand for disk drives, and thus for our products, may decrease. Though consumer applications for flash storage also increase the need for back-up disk drives, mobile applications using flash memory storage also may displace the need for disk drive storage back-up. Additionally, consumers’ demand for storage capacity may not continue to grow as expected as a result of how consumers store data, such as the emerging storage processes for cloud computing and storage virtualization. These factors, among others, could lead to lower capacity hard drives or solid state storage memory that could reduce demand for disk drive components, including our suspension assemblies. Our business, financial condition and results of operations could be materially adversely affected if the computer industry adopts technology that reduces or replaces disk drives as a computer data storage medium.

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

We have a limited operating history in the medical device market. Our first-generation device was used primarily for research, and our second-generation product, the InSpectra StO2 System, was introduced to the trauma market late in calendar 2006. Based on the current pace of adoption of the InSpectra StO2 System and spending constraints in health care markets, our sales growth has been slower than expected. We do not know how many systems we will be able to sell, the sales breakdown between monitors and sensors, the profits we can expect or the amount of revenue that the product will generate. All of the division’s revenue through 2010 was derived from sales of a single product, the InSpectra StO2 System. Despite restructuring and cost reductions, we will continue to invest in sales and marketing, which will limit the division’s profitability. We do not know if we will ever generate enough revenue from medical device sales to offset our expenditures on the division.

We do not know whether any of our medical products, will achieve market acceptance.

Our marketing strategy must overcome the difficulties inherent in the introduction of new products to the medical community. Clinicians will not use the InSpectra StO2 System unless they conclude, based on clinical data and personal evaluation experience, that StO2 gives them information that is valuable when making treatment decisions. If clinicians continue to rely on other methods when assessing the status of patients experiencing hemorrhagic and other types of shock, we will not be successful in selling the InSpectra StO2 System. The development of new medical technology to assess tissue perfusion may render our product obsolete or uneconomical. Additionally, clinicians must be trained to use our InSpectra StO2 System effectively. Convincing clinicians to dedicate the time and energy necessary for adequate training in the use of our device is challenging, and we do not know whether we will be successful in these efforts. If the InSpectra StO2 System is not widely accepted by clinicians, is accepted more slowly than expected or is supplanted by superior technology, our ability to increase our sales may be materially adversely impacted.

We currently have limited experience as a company selling, marketing or distributing medical devices, which could impede the BioMeasurement Division’s ability to achieve profitability.

We have limited experience as a company in the marketing, sale and distribution of medical devices. We are marketing the InSpectra StO2 System through a direct sales force and have expanded our selling efforts through the use of distributors. Developing a direct sales force and distribution network is expensive and time consuming. Additionally, any direct sales force and distribution network that we develop will be competing against the experienced sales organizations used by other manufacturers of medical devices. We may not be able to develop this capability on a timely basis or at all. We face significant challenges and risks in establishing a direct sales force and distribution network and marketing our devices, including our ability to recruit, train and retain adequate numbers of qualified sales, clinical field specialist and marketing personnel; our ability to establish distributor relationships on terms acceptable to us, or at all; the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals to purchase our device or clinicians to use our device; costs associated with hiring, maintaining and expanding a sales and marketing team; and government scrutiny associated with promotional activities in the health care industry. We also may face difficulties collecting accounts receivable balances, especially from purchasers in countries other than the United States. If we are unable to establish and maintain a direct sales, marketing and distribution network, our BioMeasurement Division may be unable to generate sufficient revenue to become profitable, which would have a material adverse effect on our financial condition and results of operations.

The long sales cycle for the InSpectra StO2 System will defer the generation of revenue by our BioMeasurement Division.

We believe that the InSpectra StO2 System has a long sales cycle because it involves the introduction of and education about a new measurement to potential customers. The period between initial discussions with a potential customer and a sale of even a single device to that customer often takes between six and twelve months, depending on the potential customer’s budget and capital approval process. In addition, in a weak economy, as in 2009 and 2010, capital spending decreases, which may further delay the purchase of our products. Training of clinicians also may take a number of weeks after a customer decides to purchase the InSpectra StO2 System. Reliance by our potential customers on third-party payors, including government programs and private health insurance plans, to reimburse some or all of the cost of patient care, and cost containment measures that health care providers and third-party payors are instituting, both in the United States and internationally, also could harm our ability to sell our product. These factors have created a significant lag in our ability to generate revenue and may contribute to substantial fluctuations in our quarterly operating results going forward, particularly during periods in which our sales volume is relatively low. We market the device by offering customers an evaluation followed by a direct sale, sensor purchase program or monitor rental period. The sensor purchase program or monitor rental sales methods will further delay the generation of significant revenue.

We may not be able to develop new applications for our products or expand our medical device product line successfully.

All of our BioMeasurement Division’s revenue in 2010 has come through sales of the InSpectra StO2 System. If we are unable to widely commercialize the use of this system through our marketing initiatives, our BioMeasurement Division will not be profitable. We are conducting research on other applications for the InSpectra StO2 System and our near infrared spectroscopy technology. The development of additional applications will require significant commitments of personnel and financial resources and we cannot be sure that they will be successful. Further, we cannot be sure that any new medical applications or medical devices we develop will receive regulatory approval or market acceptance. If the attempted extensions of our product offerings or new products are not commercially successful, our business, financial condition and results of operations may be materially and adversely affected.

We may encounter problems in manufacturing the InSpectra StO2 System that could result in lost revenue.

We manufacture all of our medical products at our Hutchinson, Minnesota facility. We could encounter problems at this facility that could delay or prevent us from manufacturing adequate quantities of product. In addition, we are dependent on various suppliers for manufacturing the components for the InSpectra monitor and sensors. Although we believe the components are available from alternative supplier we typically single source components due to low volumes. Replacing suppliers for custom components is time consuming and expensive should we be required to do so due to supply issues. Furthermore, if our quality control measures are not adequate, we may experience unanticipated product returns or warranty claims resulting in unforeseen expenses. If we are unable to meet demand and control costs revenue and profitability could be materially impacted.

We may fail to comply with regulations, or be subject to product recalls, which could hurt our ability to sell and distribute our device and could subject us to fines, injunctions and penalties.

Our products are classified as medical devices and therefore subject to governmental regulations in countries where they are sold. These regulations include registration, manufacturing, labeling, sale, promotion, importing, exporting, and shipping. Failure to comply with these regulations could result in inability to sell, market, manufacture or ship our product and could subject us to recalls, fines, injunction and penalties which could damage our business.

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

We own four buildings on a site of approximately 163 acres in Hutchinson, Minnesota used by both our Disk Drive Components Division and our BioMeasurement Division. This site includes executive offices and a manufacturing plant, development center and training center, with an aggregate of approximately 790,000 square feet of floor area. We currently utilize approximately 80% of this space. We also lease a 20,000 square foot warehouse and a 7,200 square foot fabrication shop near the Hutchinson site. The training center building is currently leased to a third party.

We own a manufacturing plant in Eau Claire, Wisconsin used by our Disk Drive Components Division, which is approximately 859,000 square feet, approximately 85% of which we currently utilize.

We lease a building of approximately 100,000 square feet located in Plymouth, Minnesota that is used by our Disk Drive Components Division for stamping operations and office space, approximately 95% of which we currently utilize, and we lease approximately 48,000 square feet of warehouse space located in Brooklyn Park, Minnesota.

We recently completed construction of our assembly manufacturing plant in Ayutthaya, Thailand that will be used by our Disk Drive Components Division to assemble our Disk Drive Components Division products. The plant is approximately 123,000 square feet, approximately 50% of which we currently utilize.

We lease a business office in the Netherlands used by our BioMeasurement Division. Through our wholly-owned subsidiaries, we also lease offices used by our Disk Drive Components Division for customer service and support in Japan, Korea, the People’s Republic of China and Thailand.

We believe that our existing facilities will be adequate to meet our currently anticipated requirements for 2011.

Item 3.	Legal Proceedings

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

Market Information

Our common stock, $.01 par value, trades on the NASDAQ Global Select Market under the symbol HTCH. For price information regarding our common stock, see Note 12 to the consolidated financial statements contained in Item 15. As of December 1, 2010, our common stock was held by 559 shareholders of record.

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

Performance Graph

Set forth below is a graph comparing, for a period five fiscal years ended September 26, 2010, the yearly cumulative total shareholder return of the S&P 500 Index and the AMEX Disk Drive Index. The comparison of total shareholder returns assumes that $100 was invested on September 26, 2005, in each of our company, the S&P 500 Index and the AMEX Disk Drive Index, and that dividends were reinvested when and as paid.

	2005	2006	2007	2008	2009	2010
Hutchinson Technology Incorporated	$100.00	$81.69	$92.87	$43.64	$26.61	$12.76
AMEX Disk Drive Index (DDX)	$100.00	$132.68	$136.15	$45.92	$90.90	$95.81
S&P 500 INDEX	$100.00	$108.19	$125.63	$77.39	$85.94	$94.52

Stock Repurchase Program

On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. The maximum dollar value of shares that may yet be purchased under the share repurchase plan is $72,368,000. We made no repurchases under this program during 2009 or 2010. The program does not have an expiration date and we may from time to time seek to repurchase additional shares through open market purchases, privately negotiated transactions or otherwise.

Item 6.	Selected Financial Data

The selected financial data required pursuant to this Item appears on page 63 of this Annual Report on Form 10-K under the heading “Eleven-Year Selected Financial Data.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

General

Since the late 1980s, we have derived virtually all of our revenue from the sale of suspension assemblies to a small number of customers. We currently supply a variety of suspension assemblies to all manufacturers of disk drives and head-gimbal assemblers for all sizes of disk drives. Suspension assemblies are a critical component of disk drives, and our results of operations are highly dependent on the disk drive industry. The disk drive industry is intensely competitive, and demand for disk drive components fluctuates. Our results of operations are affected from time to time by disk drive industry demand changes, adjustments in inventory levels throughout the disk drive supply chain, technological changes that impact suspension assembly demand, shifts in our market position and our customers’ market position, changes in supply chain alignment by a customer, our customers’ production yields and our own product transitions, production yields and production capacity utilization.

Our BioMeasurement Division is engaged in the development, production and commercialization of products for the medical device market. Net sales from the InSpectra StO2 System during 2010, our third full year in the market, were $2,414,000. Over the course of 2010, we added 40 new customers and grew the installed base of InSpectra StO2 Systems to 344 across 138 customers, up from 222 across 98 customers at the end of 2009. While the pace of customer acceptance and adoption was slower than we had hoped in 2010, we were able to broaden the installed base in the face of hospital spending constraints. The division’s net sales in 2011 are currently expected to range from $3,000,000 to $5,000,000. These expectations for 2011 net sales are contingent upon growing market acceptance of our existing and new products and upon hospital spending levels, which have been constrained by industry economic conditions.

In 2009, due to the weak economy, consumer spending declined and retail demand for computers and other consumer electronics decreased, as well as business demand for computer systems, and demand for suspension assemblies therefore was adversely impacted. In response to weakened demand and due to changing and uncertain market and economic conditions, in 2009 we took actions to reduce our cost structure and improve our cash flow to help us to meet the current portion of our debt obligations and make strategic investments as needed. To achieve improvements in efficiency and facility utilization and to reduce operating costs, we closed our Sioux Falls, South Dakota facility at the end of June 2009 and consolidated the related suspension assembly operations into our Eau Claire, Wisconsin and Hutchinson, Minnesota sites. We also consolidated photoetching operations into our Hutchinson, Minnesota site and trace operations into our Eau Claire, Wisconsin site. In addition to the weakened demand, during the third quarter of 2009, we were notified by one of our customers, Seagate, that it intended to significantly reduce its procurement of our suspension assemblies.

While the overall market for suspension assemblies grew in 2010, our shipments of suspension assemblies declined 7% from 2009 due to further market share losses. In addition, a defect on some of our TSA+ product resulted in lost volume in the third and fourth quarters of 2010. In our BioMeasurement Division, slower than expected sales growth based on the current pace of adoption of the InSpectra StO2 System and spending constraints in health care markets world-wide led us to initiate operating changes within the BioMeasurement Division to reduce our operating loss. For 2010, we recorded non-cash impairment charges of $2,294,000 for the impairment of long-lived assets related to the manufacturing and selling of InSpectra StO2 Systems. As we evaluated the impact of our operating changes on our forecast of future operating results in our BioMeasurement Division, we determined that the recorded values of many of the division assets were no longer deemed recoverable. Since these assets are no longer expected to generate future positive cash flows in excess of the recorded values, the assets were impaired but will continue to be used on an ongoing basis.

During the 2010 fourth quarter, we completed the construction of our Thailand facility on time. We are now shipping product from the Thailand assembly operation for customer qualification, as planned. The Thailand operation will be instrumental to attaining our goal of being the lowest cost producer of suspension assemblies. We anticipate that the Thailand assembly operation will improve our ability to serve our customers’ operations in Asia and enable us to reduce our labor costs, freight costs and future income taxes. We spent approximately $15,000,000 in capital expenditures in 2010 related to our Thailand assembly operation. We also spent approximately $5,700,000 on facility startup expenses in 2010 and expect to spend approximately $4,000,000 more for startup expenses in the first quarter of 2011. We expect our cost position to steadily improve as we shift more assembly volume to the Thailand site.

During the 2010 fourth quarter, we took actions to further reduce costs and preserve cash. We targeted annualized cost reductions of approximately $25,000,000 company-wide. In our BioMeasurement Division, we expect to reduce annualized costs by approximately $12,000,000 in light of slower than expected revenue growth and we will focus our sales and marketing activities primarily on the customers, applications and geographic markets where we have momentum. These planned cost reductions in our BioMeasurement Division were more than 75% complete at the end 2010 and will substantially reduce the division’s operation loss in 2011. In our Disk Drive Components Division, we reduced costs by approximately $8,000,000, while keeping intact capabilities that are core to our competitive position, including product design, rapid prototype development, speed to volume and very low part-to-part variation in our finished product. We also reduced our corporate expenses by approximately $5,000,000. The Disk Drive Components Division reductions and corporate expense reductions were nearly complete at the end of 2010.

Our cash and investments balance totaled $104,538,000 at the end of 2010, compared with $202,707,000 at the end of the preceding year. With the repayment of our 2.25% Convertible Subordinated Notes due 2010 (“2.25% Notes”) and the loan balance obtained against our portfolio of auction rate securities, we reduced the principal amount of our debt balance from $301,250,000 at the end of 2009 to $198,445,000 at the end of 2010, with all but $945,000 subject to holders’ right to require us to repurchase the 3.25% Notes for cash on or after January of 2013.

In the long-term, we believe that end user demand for storage capacity will continue to increase as evolving consumer electronics and computing applications continue to require storage devices with increased capacity and functionality, which will increase disk drive demand and, therefore, suspension assembly demand. As we enter calendar year 2011, we believe that customer inventory reductions will be largely complete. As a result and due to growing confidence in the reliability of supply from our TSA+ process, we expect our shipments in each of the last three quarters of 2011 will exceed the quarterly volume of our shipments in our 2011 first quarter.

To return to positive cash generation and profitability, we must increase revenues through volume growth in our Disk Drive Components Division. The growth will come through capturing overall market growth and through regaining market share. We believe improvements in our TSA+ efficiency and output, coupled with cost reductions that will result from ramping up assembly operations at our plant in Thailand, will help us resume volume growth.

In our BioMeasurement Division, we have substantially reduced costs to narrow the division’s operating losses. With the expected introduction of our Spot Check product in 2011, we are offering an easy and inexpensive means for clinicians to identify patients at risk, which we believe will increase the use of St02 monitoring.

The following table sets forth our quarterly suspension assembly shipment quantities for our Disk Drive Components Division in millions for the periods indicated:

	2009 by Quarter				2010 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
Suspension assembly shipment quantities	155	107	146	145	155	130	117	110

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

Our first quarter 2010 shipments increased from the fourth quarter of 2009 primarily due to normal seasonal increases. In our second quarter 2010, our 16 percent sequential quarter decline in shipments was more than the estimated decline in world-wide suspension assembly shipments. This market share loss resulted primarily from our broad implementation of a TSA+ process improvement in that quarter that prevented us from meeting demand and from share shifts among disk drive manufacturers. Our third quarter 2010 shipments declined 11 percent sequentially primarily due to reductions in disk drive makers’ production plans. In addition, we lost volume late in the quarter due to a defect on some of our TSA+ product which prevented us from realizing expected share growth opportunities on certain customer programs. Our fourth quarter 2010 shipments declined about five percent due to inventory reductions at a certain customer that reduced our shipments, and shipments were also negatively impacted by the TSA+ product defect we encountered late in the third quarter of 2010.

Our average selling price decreased from $0.80 in our fourth quarter 2008 to $0.66 in our fourth quarter 2010 due to shifts in product mix and competitive pressures. We expect continued downward pressure on our average selling price in 2011.

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

From the end of 2008 to the first quarter of 2010, we substantially improved our gross margin despite a decline in net sales. The improvement was the result of the actions we took in 2009 to restructure our business and reduce our costs, as well as a turnaround in demand that began in the latter half of 2009. Gross profit in the first quarter of 2010 was 19 percent, up from 17 percent in the fourth quarter of 2009, primarily due to an increase in net sales. Gross profit decreased in the second quarter of 2010, however, to $7,315,000, or 8 percent, primarily due to a 16 percent sequential quarter decline in suspension assembly shipments. Gross profit in the third quarter of 2010 decreased to $4,907,000, or 6 percent of net sales, primarily due to a further decline in suspension assembly shipments, an estimated $2,000,000 of costs related to a TSA+ product defect and $1,110,000 of asset impairments in our BioMeasurement Division, but also benefited from a build in suspension assembly inventory. In the fourth quarter of 2010, our gross profit was zero primarily due to a 19 percent reduction in our finished goods inventory, which brought our finished goods inventory levels down from 6 weeks to 4 1/2 weeks.

In addition to increases in suspension assembly demand, improvement in our gross profits and operating profits will depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. Our business is capital intensive and requires a high level of fixed costs. Our profits are sensitive to our level of fixed costs, as well as changes in volume, capacity utilization and product mix. In the future, we may need to adjust our overall employment level due to fluctuating demand. Our overall employment level was 4,591 at the end of 2008, 2,448 at the end of 2009 and 2,546 at the end of 2010.

We shipped 116 million TSA+ suspension assemblies during 2010, up from 43 million in 2009 and six million in 2008. For 2011, we expect TSA+ suspension assemblies to account for a steadily increasing proportion of our shipments, growing from approximately a third of our shipments in the fourth quarter of 2010 to half of our shipments by mid-2011 and two-thirds of our shipments by the end of 2011. We believe the industry will fully transition to additive suspensions over the next two to four years. We are also purchasing additive flexures to fill other customer requirements.

In the third and fourth quarters of 2010, a defect on some of our TSA+ product resulted in lost shipments. The measures we took to isolate and contain the product defect also reduced our yield and limited our output for those quarters, which prevented us from realizing some expected opportunities to gain share. Due to the yield reduction and additional costs associated with the TSA+ product defect, the TSA+ flexure cost burden declined less than we expected in 2010 and we are now targeting elimination of the cost burden in the first half of 2011. We may in the future experience additional process issues that could impact our ability to meet customer demand and cause us to incur higher costs.

We are actively involved with several of our customers on DSA designs and prototypes. We are shipping prototypes of DSA suspensions to four of the five hard disk drive OEMs, and we have received very positive feedback regarding the performance of our DSA suspensions in their tests. The timing and volume of our customers’ DSA programs are subject to, among other things, the economics of existing and future technical alternatives that may also meet their disk drive requirements.

For 2009, our capital expenditures were $20,609,000, primarily for TSA+ suspension production capacity, new program tooling and deployment of new process technology and capability improvements. Capital spending for 2010 was $31,382,000, primarily for additional TSA+ suspension production capacity, construction of our Thailand assembly operation and new program tooling. We currently expect our capital expenditures to be approximately $20,000,000 to $25,000,000 in 2011, primarily for additional TSA+ flexure production capacity and tooling and manufacturing equipment for new process technology and capability improvements, such as DSA suspension assemblies. We continue to gain customer acceptance on new programs with our TSA+ products and expect TSA+ suspensions to grow significantly as a percentage of our product mix, as they continue to replace TSA suspensions.

Market Trends

Our suspension assemblies are components in hard disk drives used in computers and a variety of consumer electronics products. We believe that the continued growth of digital content world-wide requires increasingly higher storage capacity in order to store, aggregate, host, distribute, manage and backup content, which we believe will continue to result in increased demand for disk drives.

Non-compute applications, such as digital video recorders (DVRs), gaming devices, digital cameras and internet based storage of consumer data are driving the broad, global growth of digital content through:

•	creation and sharing of all types of digital content, such as high-resolution photos, high definition video and movies, and music by consumers and data by enterprises;

•	collection and distribution of digital content through services and other company offerings such as YouTube by Google, Inc.;

•	network infrastructure, including broadband, cable and satellite, which is enabling the access, hosting and distribution of digital content;

•	consumption of digital content through DVRs, handheld devices and gaming consoles; and

•	protection of content through storage backup devices and services.

However, the demand for disk drives and, therefore suspension assemblies can be volatile as experienced in calendar 2009 and 2010 due to market and world economic conditions. In a weak economy, consumer spending tends to decline and retail demand for computers and other consumer electronics tends to decrease, as does business demand for computer systems. Demand for suspension assemblies, therefore, may be adversely impacted as a result of a weaker economy.

In the long-term, however, we expect that the growth in digital content and the expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software as well as the data intensive non-compute market will increase demand for disk drives and therefore, suspension assemblies.

We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models and the end devices in which disk drives are used.

As in past years, disk drives continue to be the primary storage device of choice for applications requiring shorter access times and higher capacities because of their speed and low cost per unit of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, thereby increasing storage capacity in disk drives or reducing the number of components, including suspension assemblies, required in a disk drive. The continual pursuit of increased data density and lower storage costs is leading to suspension assemblies with flexures that have finer electrical conductors, greater lead counts and increased complexity such as interleaved or stacked traces, and to the adoption of value-added features for suspension assemblies, such as formed and polished headlifts, larger dampers with through hole features, and a variety of limiter configurations. We are also actively involved with several of our customers on DSA designs and prototypes.

The development of next-generation read/write technology and the introduction of new types or configurations of read/write heads configurations and sizes, and the continuing improvement in data density and the use of disk drives in consumer electronics applications will require even finer electrical conductors on the suspension assembly. Next-generation disk drives also may require additional electrical conductors. These changes may temporarily increase our development spending and reduce our manufacturing yields and efficiencies. We are investing in developing the process capabilities and related capital equipment required to meet new industry specifications in 2011 and beyond.

The advent of new disk drive technologies may initially decrease our customers’ yields with the result that we may experience temporary elevations of demand for some types of suspension assemblies. As programs mature, higher customer yields decrease the demand for suspension assemblies. In addition, disk drive manufacturers are increasingly seeking lower cost designs and suspension assembly pricing is highly competitive. While we are generally able to increase our selling price for suspension assemblies when they are introduced, our selling prices decrease as our products mature.

2010 Operations to 2009 Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales from period to period.

	Percentage of Net Sales
	2010	2009	2008
Net sales	100%	100%	100%
Cost of sales	91	98	86

Gross profit	9	2	14
Research and development expenses	6	7	6
Selling, general and administrative expenses	16	13	12
Severance and other expenses	1	7	—
Litigation charge	—	—	1
Asset impairment and other charges	—	18	—

Loss from operations	(14)	(43)	(5)
Gain on extinguishment of debt	—	4	—
Other income, net	2	2	—
Interest expense	(5)	(4)	(1)
Loss on short- and long-term investments	—	—	(1)

Loss before income taxes	(17)	(41)	(7)
Provision for income taxes	—	—	10

Net (loss) income	(17)%	(41)%	(17)%

Net sales for 2010 were $347,189,000, compared to $408,022,000 for 2009, a decrease of $60,833,000. Suspension assembly sales decreased $60,011,000, primarily as a result of a 7% decrease in suspension assembly unit shipments and our average selling price decreased 8% year-over-year from an average of $0.72 in 2009 to an average of $0.66 in 2010 due to competitive pressures. The decrease in suspension assembly unit shipments in 2010 was primarily due to market share losses. Net sales in our BioMeasurement Division were $2,414,000 in 2010, compared to $1,755,000 in 2009.

Gross profit for 2010 was $32,965,000, compared to $7,534,000 for 2009, an increase of $25,431,000. Gross profit as a percent of net sales was 9% in 2010, compared to 2% in 2009. The higher gross profit in 2010 was primarily due to the benefits of our 2009 restructuring and cost reduction actions, and lower deprecation. Our BioMeasurement Division incurred $1,110,000 of asset impairments.

Research and development expenses for 2010 were $21,429,000, compared to $26,776,000 for 2009, a decrease of $5,347,000. The decrease was primarily related to lower labor expenses as a result of our 2009 restructuring and cost reduction actions, partially offset by $394,000 of asset impairments in our BioMeasurement Division. Research and development expenses specific to our BioMeasurement Division were $5,033,000 in 2010 and $4,265,000 in 2009. Research and development expenses as a percent of net sales were 6% in 2010 and 7% in 2009.

Selling, general and administrative expenses for 2010 were $55,848,000, compared to $54,880,000 for 2009, an increase of $968,000. The higher selling, general and administrative expenses were primarily due to $5,700,000 of Thailand operation startup expenses and $790,000 of asset impairments in our BioMeasurement Division, offset by reductions in labor expenses as a result of our 2009 restructuring and cost reduction actions. Selling, general and administrative expenses as a percent of net sales were 16% in 2010 and 13% in 2009. Selling, general and administrative expenses specific to our BioMeasurement Division were $17,358,000 in 2010 and $17,991,000 in 2009.

In response to weakening demand for suspension assemblies and due to changing and uncertain market and economic conditions, we took actions to reduce our costs in 2009. During the first quarter of 2009, we announced a restructuring plan that included eliminating positions company-wide. During January 2009, we eliminated approximately 1,380 positions. The workforce reduction resulted in a charge for severance and other expenses of $19,527,000, which were included in our first quarter of 2009 financial results. The workforce reductions were completed by the end of January 2009.

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

During the third quarter of 2009, we took actions to reduce costs and improve cash flow. We further restructured the company to adjust to market conditions and the expected phase-out of suspension assembly shipments to one of our customers, Seagate. The restructuring actions included eliminating approximately 300 additional positions. The third quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,894,000.

During the third quarter of 2009, as a result of the expected phase-out of suspension assembly shipments to Seagate, and the restructuring actions in the third quarter discussed above, we recorded additional non-cash impairment charges of $20,841,000 for the impairment of long-lived assets primarily related to assembly manufacturing equipment in our Disk Drive Components Division.

During the fourth quarter of 2010, we announced actions to further reduce costs, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $3,674,000, of which, $1,150,000 remains to be paid.

Loss from operations for 2010 included a $23,959,000 loss from operations for our BioMeasurement Division compared to a $23,485,000 loss for 2009. The BioMeasurement Division’s loss for 2010 includes $2,294,000 of asset impairments in this division, discussed above.

Interest income for 2010 was $1,311,000, compared to $3,184,000 for 2009, a decrease of $1,873,000. The decrease in interest income was primarily due to a lower investment balance and a decline in interest rates as a result of an overall lower interest rate environment.

The loss on short- and long-term investments for 2010 was $319,000, compared to a gain of $4,390,000 for 2009. The gain in 2009 was primarily due to a gain of $5,439,000 in the value of the securities subject to the offer by UBS AG, UBS Financial Services Inc. and UBS Securities LLC (collectively, “UBS”) to issue to us Auction Rate Securities (ARS) rights (the “Rights Offering”), which was offset by a $1,305,000 loss we recognized due to an impairment of our ARS held with UBS.

During 2009, we spent $89,525,000 to repurchase $104,446,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at varying discounts to face value. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $14,461,000 is included in our consolidated financial statements.

During the fourth quarter of 2009, we spent $19,987,000 to repurchase $27,500,000 par value of our 3.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 27 percent. At the time of repurchase the 3.25% Notes had a book value of $23,139,000, which includes the par value of the notes, offset by the remaining debt discount of $4,361,000. Upon completion of the repurchases, the repurchased 3.25% Notes were cancelled. The resulting gain of $2,792,000 is included in our consolidated financial statements.

The income tax benefit for 2010 was $1,585,000. The income tax benefit in 2010 was due primarily to a change in U.S. tax law that enabled us to carry back some of our operating losses to prior years and apply for a refund of taxes paid in those years of $2,046,000. These refunds were offset by $447,000 of foreign tax expense.

The income tax benefit for 2009 was $209,000. The income tax benefit for 2009 was due primarily to certain provisions of the American Recovery and Reinvestment Act of 2009 that permit certain tax credits to be converted into cash refunds in lieu of claiming bonus depreciation, which was partially reduced by foreign income tax expense.

2009 Operations to 2008 Operations

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

Gross profit for 2009 was $7,534,000, compared to $85,480,000 for 2008, a decrease of $77,946,000. Gross profit as a percent of net sales was 2% in 2009, compared to 14% in 2008. The lower gross profit in 2009 was primarily due to the substantial decline in net sales, which reduced our ability to cover our fixed costs, and excess capacity. Cost of sales also included a cost burden associated with TSA+ flexure production of $32,000,000 compared to $37,600,000 for 2008. These negative impacts on gross profit were partially offset by decreases during the year in manufacturing overhead expense.

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

In response to weakening demand for suspension assemblies and due to changing and uncertain market and economic conditions, we took actions to reduce our costs in 2009. During the first quarter of 2009, we announced a restructuring plan that included eliminating positions company-wide. During January 2009, we eliminated approximately 1,380 positions. The workforce reduction resulted in a charge for severance and other expenses of $19,527,000, which were included in our first quarter of 2009 financial results. The workforce reductions were completed by the end of January 2009.

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

Interest expense for 2009 was $19,762,000, compared to $19,767,000 for 2008, a decrease of $5,000. The decrease in interest expense for 2009 was primarily due to lower capitalized interest expense resulting from reduced capital investments and reduced interest expense due to our debt repurchases during the fiscal year.

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

The income tax benefit for 2009 was $209,000. The income tax benefit for 2009 is due primarily to certain provisions of the American Recovery and Reinvestment Act of 2009 that permit certain tax credits to be converted into cash refunds in lieu of claiming bonus depreciation, which was partially reduced by foreign income tax expense.

The income tax provision for 2008 was $60,709,000. The pretax loss for 2008 resulted in a statutory tax benefit of $16,195,000. The negative annual effective tax rate was caused by the full valuation allowance charge of $77,983,000 against our deferred tax assets. FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that a full valuation allowance is appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, cash flow from operations and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents decreased from $106,391,000 at September 27, 2009, to $55,639,000 at September 26, 2010. Our short- and long-term investments decreased from $120,632,000 to $48,899,000 during the same period. In total, our cash and cash equivalents and short- and long-term investments decreased by $122,485,000. This decrease was primarily due to $102,793,000 used for repurchases of long-term debt and $31,382,000 for capital expenditures. These decreases were partially offset by $13,742,000 of cash generated from operations.

In light of the significant decreases in our net sales over the past two completed fiscal years and current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations and additional financing, if needed and as available given current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, other debt service requirements, debt and equity repurchases and capital expenditures through 2011. Holders of our $197,500,000 par value outstanding 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. We anticipate that we would need to obtain additional financing if the holders of our 3.25% Notes require us to purchase all or a portion of their 3.25% Notes for cash on that date. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be certain that we will be able to raise additional financing on terms acceptable to us, including covenants that we will be able to comply with in the short term, or at all, if needed. If we are unable to obtain new financing, if and when necessary, our future financial results and liquidity could be materially adversely affected.

Effective December 19, 2008, we entered into a settlement (the “UBS Settlement”) with UBS AG, UBS Financial Services Inc. and UBS Securities LLC (collectively, “UBS”) that provided liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The UBS Settlement provided for certain arrangements, one of which was our acceptance of an offer by UBS to issue to us ARS rights (the “Rights Offering”), which allowed us to require UBS to repurchase at par value all of the ARS held by us in accounts with UBS at any time during the period from June 30, 2010, through July 2, 2012 (if our ARS had not previously been sold by us or by UBS on our behalf or redeemed by the respective issuers of those securities). During the fourth quarter of 2010, we exercised the rights issued to us in the Rights Offering for the remaining ARS held by us and subject to the Rights Offering.

As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit Corp. (“UBS Credit”), which provided us with a line of credit (the “UBS Credit Line”) secured only by the ARS we held in accounts with UBS. The proceeds derived from any sales of the ARS we held in accounts with UBS were to be applied to repayment of the UBS Credit Line. Following our exercise of the rights issued to us in the Rights Offering, the proceeds of the repurchase of ARS were applied to repay the UBS Credit Line. As of September 26, 2010, we had repaid all of the UBS Credit Line available to us.

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

We have the right to redeem for cash all or a portion of the 3.25% Notes on or after January 21, 2011 at specified redemption prices, as provided in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Holders of the 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash on January 15, 2013, January 15, 2016, and January 15, 2021, or in the event of a fundamental change, at a purchase price equal to 100% of the principal amount of the 3.25% Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the purchase date. We may from time to time seek to retire portions of the outstanding 3.25% Notes through cash repurchases or exchanges for the securities in open market purchases, privately negotiated transactions or otherwise.

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

In May 2008, the Financial Accounting Standards Board issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance specifies that convertible debt instruments that may be settled in cash upon conversion shall be separately accounted for by allocating a portion of the fair value of the instrument as a liability and the remainder as equity. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost over the effective term. The provisions of this guidance apply to our 3.25% Notes. We adopted the provisions of this guidance beginning in our first quarter of 2010, as discussed in Note 1 to the consolidated financial statements contained in Item 15.

In February 2003, we issued and sold $150,000,000 aggregate principal amount of the 2.25% Notes that matured and were retired on March 15, 2010. During 2009, we spent $89,525,000 to repurchase $104,446,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at varying discounts to face value. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $14,461,000 is included in our consolidated financial statements.

During the fourth quarter of 2009, we spent $19,987,000 to repurchase $27,500,000 par value of our 3.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 27 percent. At the time of the repurchase the 3.259 Notes had a book value of $23,139,000, which includes the par value of the 3.259 Notes, offset by the remaining debt discount of $4,361,000. We currently have $197,500,000 par value of the 3.25% Notes outstanding. Upon completion of the repurchases, the repurchased 3.25% Notes were cancelled. The resulting gain of $2,792,000 is included in our consolidated financial statements.

During the first and second quarters of 2010, we spent $11,488,000 to repurchase $11,500,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. On the maturity date of the 2.25% Notes, March 15, 2010, we used our available cash and cash equivalents to pay par value of $34,054,000 to retire all of the outstanding 2.25% Notes. None of the 2.25% Notes remain outstanding.

Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $31,382,000 for 2010, $20,609,000 for 2009 and $65,603,000 for 2008. The decrease from 2008 to 2009 was primarily due to the weakened demand for our suspension assemblies in 2009 and our actions to reduce our overall cost structure and increase our cash position. Capital spending for 2010 was primarily for additional TSA+ flexure production capacity, establishing our Thailand assembly operation and new tooling program. We currently anticipate capital expenditures to be approximately $20,000,000 to $25,000,000 in 2011, primarily for additional TSA+ flexure production capacity and tooling and manufacturing equipment for new process technology and capability improvements, such as DSA suspension assemblies. As the full transition to TSA+ suspensions takes place over the next two to four years, our capital expenditures could increase as we add capacity as needed. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents, our credit facility or additional financing, if available given current credit market conditions.

Our capital expenditures for the Disk Drive Components Division are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives, process improvements to be incorporated in our manufacturing operations and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes, which may require new or improved process technologies, such as additive processing to produce flexures for our TSA+ suspensions or DSA suspensions. Capital spending is also based on our ability to fund capital expenditures, as needed, with cash generated from operations, our current cash, cash equivalents, short-term investments, the Credit Facility or additional financing, if available given current capital market conditions.

We manage our capital spending to reflect the capacity that we expect will be needed to meet disk drive industry customer forecasts. However, existing work in process with vendors and lengthy lead times sometimes prevent us from adjusting our capital expenditures to match near-term demand. This can result in underutilization of capacity, which could lower gross profit.

As we develop the market for our InSpectra StO2 System, we will continue to spend money on medical device sales in our BioMeasurement Division. For 2010, our BioMeasurement Division incurred an operating loss of $23,959,000, and we expect the division to continue to incur losses in 2011. We are taking actions expected to reduce annualized costs by approximately $12,000,000 in this division, which will reduce future operating losses. Our future losses, however, along with growing working capital needs as the business grows, will negatively affect our ability to generate cash.

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

During 2008 and 2009, we entered into contracts to hedge gold commodity price risks through February 2010. As of September 26, 2010, we did not have any outstanding derivative contracts on our consolidated balance sheets. Note 8 to the consolidated financial statements contained in Item 15 for additional information on our derivative instruments.

Contractual Obligations

The following table presents our contractual obligations at September 26, 2010 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Total debt	$198,445	$945	$197,500	$—	$—
Interest expense	102,730	6,448	12,838	12,838	70,606
Capital leases	606	335	271	—	—
Operating leases	11,162	4,270	5,504	1,388	—

Total	$312,943	$11,998	$216,113	$14,226	$70,606

As of September 26, 2010, the liability balance for uncertain tax positions was $7,516,000. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

Holders of our $197,500,000 par value outstanding 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013.

During 2009, we spent $19,987,000 to repurchase $27,500,000 par value of our 3.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 27 percent. At the time of the repurchase the 3.25% Notes had a book value of $23,139,000, which includes the par value of the 3.25% notes, offset by the remaining debt discount of $4,361,000. We currently have $197,500,000 par value of the 3.25% Notes outstanding. Upon completion of the repurchases, the repurchased 3.25% Notes were cancelled. The resulting gain of $2,792,000 is included in our consolidated financial statements.

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

Revenue Recognition — We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.

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

Investments — We account for securities available for sale in accordance with Financial Accounting Standards Board (“FASB”) guidance regarding accounting for certain investments in debt and equity securities, which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive income (“OCI”) within shareholders’ equity. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in “(Loss) gain on short- and long-term investments” and “Other income” on our consolidated statements of operations. Trading gains and losses also are included in “(Loss) gain on short- and long-term investments.” Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based upon management’s intent and ability to hold these investments. In addition, throughout 2009, the FASB issued various authoritative guidance and enhanced disclosures regarding fair value measurements and impairments of securities which help in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.

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

Long-Lived Assets — We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down based on the excess of the carrying amount over the fair value of the assets. Fair value would generally be determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows. Our impairment analysis for the fourth quarter of 2010 indicated that no charge for impairment was required. Based on our forecast model, there was a cushion in excess of 10% between our expected undiscounted cash flows and the carrying value of our assets. Changes in these estimates could have a material effect on the assessment of long-lived assets.

Income Taxes — We account for income taxes in accordance with FASB guidance on accounting for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized based on future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our statement of operations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 26, 2010, and September 27, 2009, we had valuation allowances of $168,991,000 and $147,889,000, respectively. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance was appropriate. Accordingly, we concluded that a full valuation allowance is appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

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

We have no earnings or cash flow exposure due to market risk on our debt obligations that are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At September 26, 2010, we had fixed rate debt of $198,445,000, with a fair market value of approximately $145,614,000.

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

The financial statements and notes thereto required pursuant to this Item begin on page 39 of this Annual Report on Form 10-K.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 26, 2010.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of September 26, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that criteria, our management concluded that our internal control over financial reporting was effective as of September 26, 2010.

Our consolidated financial statements as of and for the year ended September 26, 2010, have been audited by Deloitte & Touche LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Deloitte & Touche LLP has also audited our internal control over financial reporting as of September 26, 2010, as stated in its attestation report included in this Annual Report on Form 10-K.

December 10, 2010

/s/ Wayne M. Fortun
President and Chief Executive Officer

/s/ David P. Radloff
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hutchinson Technology Incorporated:

We have audited the internal control over financial reporting of Hutchinson Technology Incorporated and subsidiaries (the “Company”) as of September 26, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 26, 2010, of the Company and our report dated December 10, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

December 10, 2010

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 20, 2011 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 26, 2010. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated into this item by reference is the information appearing under the headings “Proposal No. 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Our executive officers are as follows:

Name	Age	Position
Wayne M. Fortun	61	President, Chief Executive Officer and Director
Jeffrey W. Green	70	Chairman of the Board and Director
David P. Radloff	51	Vice President and Chief Financial Officer
Connie L. Pautz	52	Vice President of Human Resources & Corporate Communications
Richard J. Penn	54	Senior Vice President and President of the BioMeasurement Division
R. Scott Schaefer	57	Vice President and Chief Technology Officer
Kathleen S. Skarvan	54	Senior Vice President and President of the Disk Drive Components Division

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

Mr. Radloff was elected Vice President and Chief Financial Officer in September 2010. He served as Corporate Controller from January 2009 to September 2010. Prior to that, he served as Vice President of Corporate Finance from December 2007 to January 2009 and Chief Information Officer from February 2000 to January 2009. He has been with HTI since 1986.

Ms. Pautz was elected Vice President of Human Resources & Corporate Communications in December 2009. She served as Human Resources Director from January 2009 to December 2009 and as Corporate Communications Director from March 2001 to December 2009. She has been with HTI since 1984.

Mr. Penn was elected Senior Vice President and President of the BioMeasurement Division in April 2007. He was Vice President of Operations from October 2003 to November 2005, and was Senior Vice President and President of the Disk Drive Components Division from November 2005 to April 2007. Mr. Penn has been with HTI since 1981.

Mr. Schaefer was elected Vice President in May 1990 and is now Vice President and Chief Technology Officer. He has been with HTI since 1979.

Ms. Skarvan was elected Senior Vice President and President of The Disk Drive Components Division in December 2010, after having served as Vice President and President of the Disk Drive Components Division since April 2007. She was elected Vice President of Sales and Marketing in October 2003, and was the Vice President of Sales and Marketing, Disk Drive Components Division, from November 2005 to April 2007. Ms. Skarvan has been with HTI since 2002, and also was with HTI from 1980 until 2000.

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

Incorporated into this item by reference is the information under “Proposal No. 4 — Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

Consolidated Statements of Operations for the fiscal years ended September 26, 2010, September 27, 2009, and September 28, 2008

Consolidated Balance Sheets as of September 26, 2010, and September 27, 2009

Consolidated Statements of Cash Flows for the fiscal years ended September 26, 2010, September 27, 2009, and September 28, 2008

Consolidated Statements of Shareholders’ equity for the fiscal years ended September 26, 2010, September 27, 2009, and September 28, 2008

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

Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 0-34838.

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02; File No. 0-14709).

3.2	Restated By-Laws of HTI, as amended December 3, 2008 (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 12/9/08; File No. 0-14709).

4.1	Instruments defining the rights of security holders. The registrant agrees to furnish the SEC upon request copies of instruments with respect to long-term debt.

4.2	Rights Agreement dated as of July 29, 2010, between HTI and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI’s Registration Statement on Form 8-A, dated 7/30/10).

4.3	Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI’s Registration Statement on Form S-3, Registration No. 333-104074), and Instrument of Resignation, Appointment and Acceptance dated as of 10/29/08 by and among HTI, LaSalle Bank National Association, as prior trustee, and Wells Fargo Bank, National Association, as successor trustee.

4.4	Indenture dated as of 1/25/06 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to HTI’s Current Report on Form 8-K filed 1/26/06; File No. 0-14709), and Instrument of Resignation, Appointment and Acceptance dated as of 10/29/08 by and among HTI, LaSalle Bank National Association, as prior trustee, and Wells Fargo Bank, National Association, as successor trustee.

4.5	Form of 3.25% Convertible Subordinated Note due 2026 (included as part of Exhibit 4.4).

10.1	Office/Warehouse Lease between OPUS Corporation, Lessor, and HTI, Lessee, dated 12/29/95 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 3/24/96; File No. 0-14709), First Amendment to Office/Warehouse Lease dated 4/30/96 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/23/96; File No. 0-14709), and Second Amendment to Office/Warehouse Lease between VV Minneapolis, L.P., as successor-in-interest to OPUS Corporation, Lessor, and HTI, Lessee, dated 4/14/04 (incorporated by reference to Exhibit 10.1 to HTI’s Annual Report on Form 10-K for the year ended September 25, 2005; File No. 0-14709).

10.2	Patent License Agreement, effective as of 9/1/94, between HTI and International Business Machines Corporation (incorporated by reference to Exhibit 10.10 to HTI’s Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95; File No. 0-14709).

10.3#	Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (As Amended and Restated October 10, 2008) (incorporated by reference to Exhibit 10.6 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/28/08; File No. 0-14709).

10.4#	Form of Non-Statutory Stock Option Agreement (Employee) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (As Amended and Restated October 10, 2008) (incorporated by reference to Exhibit 10.9 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/28/08; File No. 0-14709).

10.5#	Form of Incentive Stock Option Agreement (Employee) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan) (As Amended and Restated October 10, 2008 (incorporated by reference to Exhibit 10.10 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/28/08; File No. 0-14709).

10.6#	Form of Non-Statutory Stock Option Agreement (Director) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan) (As Amended and Restated October 10, 2008 (incorporated by reference to Exhibit 10.11 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/28/08; File No. 0-14709).

10.7#	Form of Restricted Stock Agreement (Director) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 12/7/04; File No. 0-14709).

10.8#	Separation Agreement with Christina M. Temperante dated September 18, 2007 (incorporated by reference to Exhibit 10.12 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/30/07; File No. 0-14709).

10.9	Credit Line Account Application and Agreement for Organizations and Business, dated December 19, 2008, by and between HTI and UBS Credit Corp. (incorporated by reference to Exhibit 10.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/21/2008; File No. 0-14709).

10.10	Addendum to Credit Line Account Application and Agreement, dated December 19, 2008 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/28/2008; File No. 0-14709).

10.11	Addendum to Credit Line Agreement, dated December 19, 2008 (incorporated by reference to Exhibit 10.3 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/28/2008; File No. 0-14709).

10.12#	Hutchinson Technology Incorporated Severance Pay Plan (As Amended and Restated Effective July 8, 2010).

10.13#	Form of Severance and Change in Control Agreement for Senior Executives (incorporated by reference to Exhibit 10.1 to HTI’s Amendment No. 1 to Current Report on Form 8-K/A filed 10/14/2010).

10.14#	Description of Fiscal Year 2011 Annual Cash Incentive Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 10/14/2010).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

Copies of exhibits will be furnished upon written request and payment of HTI’s reasonable expenses in furnishing the exhibits.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 10, 2010.

HUTCHINSON TECHNOLOGY INCORPORATED

By	/s/ Wayne M. Fortun
Wayne M. Fortun, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 10, 2010.

/s/ Wayne M. Fortun	/s/ David P. Radloff
Wayne M. Fortun, President and Chief Executive Officer (Principal Executive Officer) and Director	David P. Radloff, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	*
Martha Goldberg Aronson, Director	Russell Huffer, Director

*	*
Mark A. Augusti, Director	William T. Monahan, Director

*	*
W. Thomas Brunberg, Director	Richard B. Solum, Director

*	*
Jeffrey W. Green, Director	Thomas R. VerHage, Director

*
Gary D. Henley, Director

*	Wayne M. Fortun, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ Wayne M. Fortun
Wayne M. Fortun, Attorney-in-Fact

CONSOLIDATED STATEMENTS OF OPERATIONS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 26, 2010	September 27, 2009	September 28, 2008
	(In thousands, except per share data)
Net sales	$347,189	$408,022	$631,619
Cost of sales	314,224	400,488	546,139

Gross profit	32,965	7,534	85,480
Research and development expenses	21,429	26,776	39,711
Selling, general and administrative expenses	55,848	54,880	73,303
Severance and other expenses (Note 1)	3,674	29,586	1,061
Litigation charge (Note 1)	—	—	2,003
Asset impairment and other charges (Note 1)	—	71,809	—

Loss from operations	(47,986)	(175,517)	(30,598)
Other income, net	2,357	1,536	2,172
Gain on extinguishment of long-term debt	6	17,253	—
Interest income	1,311	3,184	10,519
Interest expense	(15,876)	(19,762)	(19,767)
(Loss) gain on short- and long-term investments (Note 1)	(319)	4,390	(8,484)

Loss before income taxes	(60,507)	(168,916)	(46,158)
(Benefit) provision for income taxes (Note 3)	(1,585)	(209)	60,709

Net loss	$(58,922)	$(168,707)	$(106,867)

Basic loss per share	$(2.52)	$(7.27)	$(4.38)

Diluted loss per share	$(2.52)	$(7.27)	$(4.38)

Weighted-average common shares outstanding	23,362	23,214	24,411

Weighted-average diluted shares outstanding	23,362	23,214	24,411

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Hutchinson Technology Incorporated and Subsidiaries

	September 26, 2010	September 27, 2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$55,639	$106,391
Short-term investments including $4,174 and $3,031 restricted (Note 1)	48,899	96,316
Trade receivables, net	47,629	63,448
Other receivables	7,849	8,445
Inventories	53,568	46,878
Other current assets	2,353	4,932

Total current assets	215,937	326,410

Long-term investments	—	24,316

Property, plant and equipment:
Land, buildings and improvements	225,987	211,529
Equipment	771,977	744,417
Construction in progress	12,880	14,120
Less: Accumulated depreciation	(752,611)	(690,730)

Net property, plant and equipment	258,233	279,336
Other assets	5,542	5,425

	$479,712	$635,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,280	$102,804
Accounts payable	15,788	17,536
Accrued expenses	8,593	11,183
Accrued compensation	12,911	13,139

Total current liabilities	38,572	144,662

Convertible subordinated notes	174,920	166,464
Long-term debt, less current maturities	271	946
Other long-term liabilities	1,271	1,705
Commitments and contingencies (Notes 2, 5 and 6)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,371,000 and 23,359,000 issued and outstanding	234	234
Additional paid-in capital	422,089	418,572
Accumulated other comprehensive income	876	2,503
Accumulated loss	(158,521)	(99,599)

Total shareholders’ equity	264,678	321,710

	$479,712	$635,487

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 26, 2010	September 27, 2009	September 28, 2008
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(58,922)	$(168,707)	$(106,867)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	51,849	76,566	111,856
Stock-based compensation	3,462	4,244	5,976
Provision for deferred taxes (Note 3)	—	—	62,498
Loss (gain) on short- and long-term investments (Note 1)	—	(4,390)	8,484
Loss (gain) on disposal of assets	173	(1,762)	893
Asset impairment charge (Note 1)	3,274	71,640	—
Non-cash interest expense	8,456	8,793	8,075
Gain on extinguishment of debt	(6)	(17,253)	—
Litigation charge (Note 1)	—	—	2,003
Severance expenses (Note 1)	1,150	—	—
Changes in operating assets and liabilities (Note 7)	4,306	50,169	(2,582)

Cash provided by operating activities	13,742	19,300	90,336

INVESTING ACTIVITIES:
Capital expenditures	(31,382)	(20,609)	(65,603)
Proceeds from the sale of PP&E	—	12,205	—
Purchases of marketable securities	(71,739)	(46,883)	(960,216)
Sales/maturities of marketable securities	141,445	133,819	983,821

Cash provided by (used for) investing activities	38,324	78,532	(41,998)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	55	1,508	8,529
Proceeds from loan	—	55,699	—
Repayment of short- and long-term debt	(102,873)	(110,957)	(1,346)
Repurchase of common stock (Note 9)	—	—	(57,721)

Cash used for financing activities	(102,818)	(53,750)	(50,538)

Net (decrease) increase in cash and cash equivalents	(50,752)	44,082	(2,200)
Cash and cash equivalents at beginning of year	106,391	62,309	64,509

Cash and cash equivalents at end of year	$55,639	$106,391	$62,309

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Hutchinson Technology Incorporated and Subsidiaries

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
Balance, September 30, 2007	26,074	$261	$452,208	$29	$180,258	$632,756

Exercise of stock options	253	2	5,970			5,972
Issuance of common stock	170	2	2,555			2,557
Stock-based compensation (Note 5)			5,976			5,976
Tax provision on stock option exercises			(483)			(483)
Repurchase of common stock	(3,556)	(36)	(53,402)		(4,283)	(57,721)
Components of comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $0				139
Unrealized loss on derivatives, net of income taxes of $0				(1,037)
Net loss					(106,867)
Total comprehensive loss						(107,765)

Balance, September 28, 2008	22,941	$229	$412,824	$(869)	$69,108	$481,292

Exercise of stock options	—	—	32			32
Issuance of common stock	418	5	1,472			1,477
Stock-based compensation (Note 5)			4,244			4,244
Components of comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $0				2,069
Unrealized gain on derivatives, net of income taxes of $0				1,303
Net loss					(168,707)
Total comprehensive loss						(165,335)

Balance, September 27, 2009	23,359	$234	$418,572	$2,503	$(99,599)	$321,710

Issuance of common stock	12	—	55			55
Stock-based compensation (Note 5)			3,462			3,462
Components of comprehensive income:
Unrealized loss on securities available for sale, net of income taxes of $0				(2,027)
Unrealized loss on derivatives, net of income taxes of $0				(267)
Foreign currency translation, net of income taxes of $0				667
Net loss					(58,922)
Total comprehensive loss						(60,549)

Balance, September 26, 2010	23,371	$234	$422,089	$876	$(158,521)	$264,678

The accompanying notes are an integral part of these consolidated financial statements.

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

Accounting Pronouncements

Throughout 2009, the Financial Accounting Standards Board (“FASB”) issued various authoritative guidance and enhanced disclosures regarding fair value measurements and impairments of securities which helps in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and in identifying transactions that are not orderly. These provisions were effective for us for the fiscal quarter ended June 28, 2009. The additional disclosures required by these provisions are included within the footnotes below. The adoption of these provisions did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance specifies that convertible debt instruments that may be settled in cash upon conversion shall be separately accounted for by allocating a portion of the fair value of the instrument as a liability and the remainder as equity. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost over the effective term. The provisions of this guidance apply to our 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”), discussed in Note 2 below. We adopted the provisions of this guidance beginning in our first quarter of 2010. This guidance requires us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments that do not contain a comparable conversion feature.

The adoption of this guidance required us to allocate the original $225,000,000 proceeds received from the issuance of our 3.25% Notes between the applicable debt and equity components. Accordingly, we have allocated $160,584,000 of the proceeds to the debt component of our 3.25% Notes and $40,859,000, net of deferred taxes of $23,557,000, to the equity conversion feature. Subsequently, at September 28, 2008, a full valuation allowance was recorded against our deferred tax assets. During the fourth quarter of 2009, we repurchased $27,500,000 par value of our 3.25% Notes, leaving $197,500,000 par value outstanding. The debt component allocation was based on the estimated fair value of similar debt instruments without a conversion feature as determined by using a discount rate of 8.75%, which represents our estimated borrowing rate for such debt as of the date of our 3.25% Notes issuance. The difference between the cash proceeds associated with our 3.25% Notes and the debt component was recorded as a debt discount with a corresponding offset to additional paid-in-capital, net of applicable deferred taxes, representing the equity conversion feature. The debt discount that we recorded is being amortized over seven years, the expected term of our 3.25% Notes (January 19, 2006 through January 15, 2013), using the effective interest method resulting in additional non-cash interest expense. As of September 26, 2010, the remaining period over which the debt discount will be amortized is approximately two years.

The carrying amounts of our 3.25% Notes included in our consolidated balance sheets were as follows (in thousands):

	2010	2009
Principal balance	$197,500	$197,500
Debt discount	(22,580)	(31,036)

Convertible subordinated notes, net	$174,920	$166,464

We have recorded the following interest expense related to our 3.25% Notes in the periods presented (in thousands):

	2010	2009	2008
Coupon rate of interest (cash interest)	$6,402	$7,260	$7,272
Debt discount amortization (non-cash interest)	8,456	8,793	8,075

Total interest expense for the 3.25% Notes	$14,858	$16,053	$15,347

In March 2008, the FASB issued enhanced disclosure requirements for derivative instruments and hedging activities. The additional disclosures are intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material impact on our consolidated financial statements. The additional disclosures required by this guidance are included in Note 8 below.

In February 2007, the FASB issued authoritative guidance which allows companies to choose to measure certain eligible financial assets and financial liabilities at fair value (the fair value option) to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. On September 29, 2008, we elected the fair value option on our acceptance of the Rights Offering (described in Note 1 below) that was a part of a settlement to resolve pending litigation related to our auction rate securities (“ARS”) portfolio held with UBS (defined in Note 1 below). The resulting valuation of the Rights Offering is included in “Long-term investments” on our consolidated balance sheets. Measuring the Rights Offering at fair value led to greater symmetry between the accounting for the ARS we held with other parties and the Rights Offering and more accurately represented the economics of the two assets.

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

Fiscal Year

Our fiscal year is the fifty-two/fifty-three week period ending on the last Sunday in September. The fiscal years ended September 28, 2008, September 27, 2009, and September 26, 2010, are fifty-two week periods.

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

We also enter into arrangements with customers that provide us with reimbursement for engineering services and specific program capacity to partially offset the costs of our investment. We recognize the associated revenue over the estimated life of the program to which the services and capacity relate. The deferred revenue related to these reimbursements as recorded on our consolidated balance sheets as of September 26, 2010, and September 27, 2009, was $1,090,000 and $2,142,000, respectively, included in “Accrued expenses” and $412,000 and $650,000, respectively, included in “Other long-term liabilities.”

Cash and Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of ninety days or less.

Investments

Our short-term investments are comprised of corporate notes, United States government debt securities, certificates of deposit, and commercial paper. We account for securities available for sale in accordance with FASB guidance regarding accounting for certain investments in debt and equity securities, which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive income (“OCI”) within shareholders’ equity. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in “(Loss) gain on short- and long-term investments” on our consolidated statements of operations. Trading gains and losses also are included in “(Loss) gain on short- and long-term investments.” Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based upon management’s intent and ability to hold these investments. In addition, throughout 2009, the FASB issued various authoritative guidance and enhanced disclosures regarding fair value measurements and impairments of securities which help in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

determining fair value when the volume and level of activity for the asset or liability have significantly decreased and in identifying transactions that are not orderly.

A summary of our investments as of September 26, 2010, and September 27, 2009, is as follows:

	September 26, 2010
	Cost Basis	Gross Realized		Gross Unrealized		Recorded Basis
		Gains	Losses	Gains	Losses
Available-for-sale securities
Short-term investments
Marketable securities	$48,690	$—	$—	$209	$—	$48,899

	September 27, 2009
	Cost Basis	Gross Realized		Gross Unrealized		Recorded Basis
		Gains	Losses	Gains	Losses
Available-for-sale securities
Short-term investments
Marketable securities	$30,320	$—	$—	$68	$—	$30,388
Long-term investments
ARS	25,200	—	3,053	746	—	24,316

Total available-for-sale securities	55,520	—	3,053	814	—	54,704
Trading securities
Short-term investments
ARS — secured	66,125	—	4,234	—	—	61,891
Other
Rights Offering	—	4,037	—	—	—	4,037

	$121,645	$4,037	$7,287	$814	$—	$120,632

As of September 26, 2010, our short-term investments mature within one year.

Our ARS portfolio had an aggregate par value of $91,325,000 at September 27, 2009. We determined the estimated fair value of our ARS portfolio each quarter. At September 27, 2009, we estimated the fair value of our ARS portfolio to be $90,244,000. As of September 26, 2010, our entire ARS portfolio had been sold or redeemed.

Effective December 19, 2008, we entered into a settlement (the “UBS Settlement”) with UBS AG, UBS Financial Services Inc. and UBS Securities LLC (collectively, “UBS”) that provided liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The UBS Settlement provided for certain arrangements, one of which was our acceptance of an offer by UBS to issue to us ARS rights (the “Rights Offering”), which allowed us to require UBS to repurchase at par value all of the ARS held by us in accounts with UBS at any time during the period from June 30, 2010, through July 2, 2012 (if our ARS had not previously been sold by us or by UBS on our behalf or redeemed by the respective issuers of those securities). During the fourth quarter of 2010, we exercised the rights issued to us in the Rights Offering for the remaining ARS held by us and subject to the Rights Offering.

As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit Corp. (“UBS Credit”), which provided us with a line of credit (the “UBS Credit Line”) secured only by the ARS we held in accounts with UBS. The proceeds derived from any sales of the ARS we held in accounts with UBS were to be applied to repayment of the UBS Credit Line. As of September 26, 2010, we had repaid all of the UBS Credit Line available to us.

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

As of September 26, 2010 and September 27, 2009, we have $4,174,000 and $3,031,000, respectively, of short-term investments that are restricted in use. For September 26, 2010, these amounts covered outstanding letters of credit and a security for our self-insured workers compensation programs. For September 27, 2009, these amounts covered an outstanding letter of credit, a security for our self-insured workers compensation programs and market positions on outstanding gold hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

Trade Receivables

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $47,629,000 at September 26, 2010, and $63,448,000 at September 27, 2009, are net of allowances of $372,000 and $499,000, respectively. As of September 26, 2010, allowances of $372,000 consisted of an $119,000 allowance for doubtful accounts and a $253,000 allowance for sales returns. As of September 27, 2009, allowances of $499,000 consisted of a $224,000 allowance for doubtful accounts and a $275,000 allowance for sales returns. Our trade receivables balance declined $15,819,000 from September 27, 2009 due to a significant decrease in net sales during 2010.

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

Fiscal Year	Beginning Balance	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	Ending Balance
2010	$275	$ 868	$ (890)	$253
2009	$699	$1,158	$(1,582)	$275

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at September 26, 2010 and September 27, 2009:

	2010	2009
Raw materials	$24,559	$21,069
Work in process	10,601	9,990
Finished goods	18,408	15,819

	$53,568	$46,878

Property and Depreciation

Property, plant and equipment are stated at cost. Costs of renewals and betterments are capitalized and depreciated. Maintenance and repairs are charged to expense as incurred.

Buildings and leasehold improvements are depreciated on a straight-line basis and equipment is depreciated primarily using straight-line basis for financial reporting purposes. Property is depreciated using primarily accelerated methods for tax reporting purposes. Estimated useful lives for financial reporting purposes are as follows:

Buildings	25 to 35 years
Leasehold improvements	5 to 10 years
Equipment	1 to 15 years

We lease some manufacturing equipment that has been treated as a capital lease for accounting purposes. The present value of the minimum quarterly payments resulted in an initial $686,000 lease obligation and related leased asset.

Foreign Currency Translation

Our Thailand operation uses their local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated OCI.

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other income, net” in the consolidated statements of operations. We recognized a foreign currency gain of $744,000 in 2010 primarily related to purchases denominated in US dollars made by our Thailand operation.

Engineering and Process Development

Our engineers and technicians are responsible for the implementation of new technologies, as well as process and product development and improvements. Expenditures related to these activities totaled $51,059,000 in 2010, $61,545,000 in 2009 and $75,043,000 in 2008. Of these amounts, $21,429,000 in 2010, $26,776,000 in 2009 and $39,711,000 in 2008 are classified as research and development expenses, with the remainder relating to quality, engineering and manufacturing support, classified as cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

Severance and Other Expenses

A summary of our severance and other expenses as of September 26, 2010, is as follows:

	Severance and Benefits	Other Expenses	Total
Accrual balances, September 30, 2007	$—	$—	$—
Restructuring charges	1,061	—	1,061
Cash payments	(1,061)	—	(1,061)

Accrual balances, September 28, 2008	$—	$—	$—
Restructuring charges	28,731	855	29,586
Cash payments	(28,731)	(855)	(29,586)

Accrual balances, September 27, 2009	$—	$—	$—
Restructuring charges	3,674	—	3,674
Cash payments	(2,524)	—	(2,524)

Accrual balances, September 26, 2010	$1,150	$—	$1,150

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

During the second quarter of 2009, in response to further weakened demand for suspension assemblies, we took actions to further restructure the company and reduce our overall cost structure in our Disk Drive Components Division. We closed our Sioux Falls, South Dakota, facility at the end of June 2009 and consolidated the related suspension assembly operations into our Eau Claire, Wisconsin, and Hutchinson, Minnesota, sites. The assembly operations consolidation resulted in a net elimination of approximately 220 positions. In addition, we consolidated photoetching operations into our Hutchinson, Minnesota, site and trace operations into our Eau Claire, Wisconsin, site to achieve improvements in efficiency and facility utilization and to reduce operating costs. We also reduced the workforce in our components operation in Eau Claire, Wisconsin, by approximately 100 positions. Our total workforce reductions, including these reductions in Sioux Falls, South Dakota, and Eau Claire, Wisconsin, and the approximately 1,380 positions we eliminated in the first quarter of 2009, total approximately 1,700 positions. The second quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,787,000, which was paid by the end of 2009.

During the third quarter of 2009, we took additional actions to further restructure the company to adjust to market conditions and the expected phase out of suspension assembly shipments to our customer, Seagate Technology. The restructuring actions included eliminating approximately 300 additional positions, bringing our overall employment to about 2,500 positions at the end of the third quarter of 2009. The third quarter 2009 workforce reductions resulted in charges for severance and other expenses of $4,894,000 recorded in the third quarter and $378,000 recorded in the fourth quarter of 2009, which were paid by the end of 2009.

During 2009, Other expenses included $855,000 of costs related to the Sioux Falls, South Dakota facility closure and assembly consolidation actions.

During the fourth quarter of 2010, we announced actions to reduce costs and preserve cash, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $3,674,000, of which, $1,150,000 remains to be paid.

Asset Impairment

During the first quarter of 2009, we recorded non-cash impairment charges of $32,280,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations. The impairment review was triggered by weakened demand for suspension assemblies, uncertain future market conditions and the restructuring plan as discussed above. In response to these conditions, we made structural changes to consolidate some of our component and assembly manufacturing among our sites.

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

During the third quarter of 2010, we recorded non-cash impairment charges of $2,294,000 for the impairment of long-lived assets related to the manufacturing and selling of InSpectra StO2 Systems in our BioMeasurement Division. The impairment review was triggered by slower than expected sales growth based on the current pace of adoption of the InSpectra StO2 System and spending constraints in health care markets world-wide, along with our planned operating changes within the BioMeasurement Division. As we evaluated the impact of these changes on our forecast of future operating results in our BioMeasurement Division, we determined that the recorded values of many of the assets in this division were no longer deemed recoverable. Since these assets are no longer expected to generate future positive cash flows in excess of the recorded values, the assets were impaired but will continue to be used on an ongoing basis. Accordingly, for 2010, we recorded impairment charges related to these assets as shown in the following line items on our consolidated statements of operations:

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

Litigation Charge

During 2008, we recorded a litigation charge of $2,003,000 related to the settlement of a class action lawsuit. The lawsuit challenged our pay practices pertaining to the time certain production employees spend gowning and ungowning at the beginning and end of their shifts and meal breaks. The charge was comprised of settlement payments to these employees and payment of their attorney’s fees and expenses. The full amount of the litigation has been paid.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 26, 2010, and September 27, 2009, we had valuation allowances of $168,991,000 and $147,889,000, respectively. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

valuation allowance is appropriate. Accordingly, we concluded that a full valuation allowance was appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share identifies the dilutive effect of potential common shares using net income available to common shareholders and is computed (i) using the treasury stock method for outstanding stock options and the if-converted method for the $150,000,000 aggregate principal amount of the 2.25% Convertible Subordinated Notes that were retired in March of 2010 (the “2.25% Notes”), and (ii) in accordance with FASB guidance relating to the effect of contingently convertible instruments on diluted earnings per share for the $225,000,000 aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”). A reconciliation of these amounts is as follows:

	2010	2009	2008
Net loss	$(58,922)	$(168,707)	$(106,867)
Plus: Interest expense on convertible subordinated notes	—	—	—
Less: Additional profit-sharing expense and income tax provisions	—	—	—
Net loss available to common shareholders	$(58,922)	$(168,707)	$(106,867)

Weighted-average common shares outstanding	23,362	23,214	24,411
Dilutive potential common shares	—	—	—
Weighted-average diluted shares outstanding	23,362	23,214	24,411

Basic loss per share	$(2.52)	$(7.27)	$(4.38)
Diluted loss per share	$(2.52)	$(7.27)	$(4.38)

Options to purchase 3,903,000, 3,570,000 and 3,394,000 shares were not included in the 2010, 2009 and 2008 computations of diluted earnings per share, respectively, because they would have been anti-dilutive.

Diluted loss per share for 2010 excludes potential common shares of 187,000 using the treasury stock method and potential common shares of 667,000 using the if-converted method for the 2.25% Notes, as they were antidilutive. Diluted loss per share for 2009 excludes potential common shares of 80,000 using the treasury stock method and potential common shares of 3,044,000 using the if-converted method for the 2.25% Notes, as they were antidilutive. Diluted loss per share for 2008 excludes potential common shares of 3,346,000 using the treasury stock method and potential common shares of 5,027,000 using the if-converted method for the 2.25% Notes, as they were antidilutive.

Subsequent Events

We evaluated subsequent events after the balance sheet date through the date the consolidated financial statements were issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these consolidated financial statements.

2.    Financing Arrangements

Short- and Long-Term Debt

	2010	2009
3.25% Notes	$197,500	$197,500
Debt discount	(22,580)	(31,036)
2.25% Notes	—	45,554
Eau Claire building mortgage	945	2,497
UBS Credit Line	—	55,699
Capital lease obligation	606	—

Total debt	176,471	270,214
Less: Current maturities	(1,280)	(102,804)

Total long-term debt	$175,191	$167,410

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

In February 2003, we issued and sold $150,000,000 aggregate principal amount of the 2.25% Notes. The remaining outstanding 2.25% Notes matured and were retired on March 15, 2010. During 2009, we spent $89,525,000 to repurchase $104,446,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents, at varying discounts to face value. After the repurchases, we had $45,554,000 par value of the 2.25% Notes outstanding. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $14,461,000 is included in our consolidated financial statements.

During 2010, we spent $11,488,000 to repurchase $11,500,000 par value of our 2.25% Notes on the open market using our available cash and cash equivalents. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $6,000 was included in our consolidated financial statements. On the maturity date of March 15, 2010, we used available cash and cash equivalents to pay par value of $34,054,000 to retire all of the remaining outstanding 2.25% Notes. None of the 2.25% Notes remain outstanding.

During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our Eau Claire, Wisconsin, manufacturing site, together with related equipment, for $12,924,000, which included the assumption of a mortgage by us with a 7.15% interest rate that matures in April 2011. At September 26, 2010, the mortgage balance totaled $945,000.

We also lease some manufacturing equipment that has been treated as a capital lease for accounting purposes. The present value of the minimum quarterly payments resulted in an initial $686,000 lease obligation and related leased asset.

Contractual maturities of short- and long-term debt subsequent to September 26, 2010, are as follows:

2011	$1,280
2012	271
2013	197,500
2014	—
2015	—
Thereafter	—

$199,051

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

3.    Income Taxes

The (benefit) provision for income taxes consists of the following:

	2010	2009	2008
Current:
Federal	$(2,046)	$(530)	$(1,777)
Foreign	447	307	—
State	14	14	(12)
Deferred	—	—	62,498

	$(1,585)	$(209)	$60,709

In the fourth quarter of 2008, we recorded a charge of $76,610,000 related to establishing a full valuation allowance against our deferred tax assets. The guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that a full valuation allowance is appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

The deferred provision (benefit) is composed of the following:

	2010	2009	2008
Asset bases, lives and depreciation methods	$19,637	$(4,217)	$11,716
Reserves and accruals not currently deductible	(3,489)	5,166	(6,175)
Tax credits and net operating loss (“NOL”) carryforwards	(34,189)	(58,591)	(18,201)
Deferred tax liability on 3.25% Notes	(3,059)	(4,831)	(3,139)
Valuation allowance	21,100	62,473	78,297

	$—	$—	$62,498

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2010	2009	2008
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
Effect of:
State income taxes, net of federal income tax benefits	—	—	(1.0)
Foreign income taxes, net of federal income tax benefits	0.8	0.4	0.1
Valuation allowance on deferred tax assets and/or use of tax credits	30.9	35.1	165.1
Other permanent differences	0.7	(0.4)	1.9
Other adjustments	—	—	0.1

	(2.6)%	0.1%	131.2%

The following table shows the significant components of our deferred tax assets:

	2010	2009
Current deferred tax assets:
Receivable allowance	$132	$178
Inventories	7,089	3,979
Accruals and other reserves	2,652	3,165
Valuation allowance	(9,873)	(7,322)

Total current deferred tax assets	—	—
Long-term deferred tax assets:
Property, plant and equipment	9,543	29,180
Deferred income	5,659	4,720
Tax credits	30,674	32,912
NOL carryforwards	121,269	84,841
3.25% Notes	(8,027)	(11,086)
Valuation allowance	(159,118)	(140,567)

Total long-term deferred tax assets	—	—

Total deferred tax assets	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 26, 2010, our deferred tax assets included $30,674,000 of unused tax credits, of which $3,468,000 can be carried forward indefinitely and $27,206,000 expire at various dates beginning in 2018. In addition, at September 26, 2010, our deferred tax assets included $121,269,000 of NOL carryforwards that will begin to expire in 2021 if not otherwise used by us. As of September 26, 2010, we had an estimated NOL carryforward of approximately $334,362,000 for United States federal tax return purposes. A valuation allowance of $168,991,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the deferred tax assets before they expire. Gross unrecognized tax benefits as of September 26, 2010 and September 27, 2009 were $7,516,000 and $7,519,000, respectively. For 2010, $6,977,000 of our gross unrecognized tax benefits would decrease our effective tax rate if realized.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows

2010
Gross unrecognized tax benefits at September 27, 2009	$7,519,000
Gross increases in tax positions for prior year	—
Gross decreases in tax positions for prior year	(106,000)
Gross increases in tax positions for current year	103,000
Fiscal 2009 settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at September 26, 2010	$7,516,000

Our policy is to record interest expense and penalties within the provision for income taxes on the consolidated statements of operations. No interest expense or penalties have been included in the gross amount of unrecognized tax benefits due to existing tax credits and NOL carryforwards.

The major jurisdictions in which we file income tax returns are United States federal and various states. In the United States federal jurisdiction we are no longer subject to examination for fiscal years prior to 2007. For state jurisdictions we are no longer subject to examination for fiscal years prior to 2006. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period.

The timing of the resolution of uncertain tax positions is dependent on numerous factors and therefore is highly uncertain; however, we believe it is unlikely that the gross unrecognized tax benefits would materially change in the next 12 months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at September 26, 2010
	Level 1	Level 2	Level 3
Assets
Available-for-sale
Corporate notes	$17,869	$—	$—
US government debt securities	15,894	—	—
Certificates of deposit	11,539	—	—
Commercial paper	3,597	—	—

Total Assets	$48,899	$—	$—

The following table reconciles the September 27, 2009 and September 26, 2010 balances for items measured at fair value on a recurring basis in the table above that used Level 3 inputs.

	ARS	Rights Offering	Total
Balances at September 27, 2009	$86,207	$4,037	$90,244
Net realized gain included in other income	3,718	(4,037)	(319)
Unrealized gain included in OCI	(2,169)	—	(2,169)
Sales and redemptions	(87,756)	—	(87,756)

Balances at September 26, 2010	$—	$—	$—

	Fair Value Measurements at September 27, 2009
	Level 1	Level 2	Level 3
Assets
Trading securities
Marketable securities — ARS	$—	$—	$61,891
Available-for-sale
Corporate notes	17,786	—	—
US government debt securities	6,177	—	—
Certificates of deposit	3,729	—	—
Commercial paper	2,696	—	—
Marketable securities — ARS	—	—	24,316
Rights Offering (described in Note 1 above)	—	—	4,037
Derivatives	—	196	–

Total Assets	$30,388	$196	$90,244

The following table reconciles the September 28, 2008 and September 27, 2009 balances for items measured at fair value on a recurring basis in the table above that used Level 3 inputs.

	ARS	Rights Offering	Total
Balances at September 28, 2008	$92,166	$—	$92,166
Net realized gain included in other income	353	4,037	4,390
Unrealized gain included in OCI	2,169	—	2,169
Sales and redemptions	(8,481)	—	(8,481)

Balances at September 27, 2009	$86,207	$4,037	$90,244

For receivables, accounts payable and accrued expenses, we believe that the carrying amounts approximate fair value because of their short-term nature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

Cash and Cash Equivalents

The fair value is based on quoted market prices.

Short- and Long-Term Debt

The fair values of our 3.25% Notes and 2.25% Notes are estimated based on the closing market price of the respective Notes as of the end of the fiscal year. The estimated fair values of our short- and long-term debt are as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2.25% Notes	$—	$—	$45,554	$44,757
3.25% Notes	197,500	144,669	197,500	152,075
UBS Credit Line	—	—	55,699	55,699
Eau Claire building mortgage	945	945	2,497	2,497

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

Stock Options

As of September 26, 2010, we had an option plan under which up to 6,750,000 common shares are reserved for issuance. Under the plan, options may be granted to any employee, including our officers, and to our non-employee directors, and have been granted with an exercise price equal to the closing sale price of a share of our common stock on the NASDAQ Global Select Market on the date the options were granted. Options also may be granted to certain non-employees at a price not less than the closing sale price of a share of our common stock on the NASDAQ Global Select Market on the date the options were granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of our board of directors that administers the plan. Options granted under the plan before November 2005 generally became exercisable in full one year from the date of grant, and options granted since November 2005 generally become exercisable two to three years from the date of grant.

We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $3,462,000, $4,244,000 and $5,976,000 for 2010, 2009 and 2008, respectively. As of September 26, 2010, $3,772,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of approximately 13 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during 2010, 2009 and 2008 was $5.41, $1.89 and $12.72, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	2010	2009	2008
Risk-free interest rate	2.6%	1.9%	3.6%
Expected volatility	80%	60%	45%
Expected life (in years)	7.3	7.7	7.8
Dividend yield	—	—	—

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

Option transactions during 2010 are summarized in the following table:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)
Outstanding at September 27, 2009	3,570,323	21.08	5.5
Granted	1,042,211	7.36
Exercised	—	—
Expired/Canceled	(701,625)	15.73

Outstanding at September 26, 2010	3,910,909	18.39	5.8

Options exercisable at September 26, 2010	2,272,003	25.76	3.8

The aggregate intrinsic value at year-end of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding for 2010, 2009 and 2008 was $197,000, $2,601,000 and $0, respectively. The aggregate intrinsic value at year-end of our stock options exercisable for 2010, 2009 and 2008 was $0, $0 and $0, respectively.

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Nonvested at September 27, 2009	1,323,730	7.45
Granted	1,042,211	5.46
Vested	(550,572)	12.80
Canceled	(176,464)	6.08

Nonvested at September 26, 2010	1,638,905	5.13

The following table summarizes information about stock options outstanding at September 26, 2010:

Range of Exercise Prices ($)	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life (yrs)	Weighted- Average Exercise Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
3.03 – 5.00	564,150	8.2	3.03	—	—
5.01 – 10.00	865,747	9.2	7.34	—	—
10.01 – 20.00	256,460	1.0	18.62	241,460	18.79
20.01 – 25.00	979,692	3.6	23.19	979,692	23.19
25.01 – 30.00	723,285	6.3	26.80	529,276	27.02
30.01 – 45.06	521,575	3.7	32.53	521,575	32.53

Total	3,910,909	5.8	18.39	2,272,003	25.76

Employee Benefit Plans

Effective June 2009, we suspended our employer contributions to our defined contribution plan. Prior to the suspension, our contributions to the plan were $4,998,000 in 2009 and $8,986,000 in 2008.

We sponsor a self-insured comprehensive medical and dental plan for qualified employees that is funded by contributions from plan participants and from us. Contributions are made through a Voluntary Employee’s Benefit Association Trust. We recognized expense related to these plans of $13,128,000 in 2010, $18,158,000 in 2009 and $23,902,000 in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

6.    Commitments and Contingencies

Operating and Capital Leases

We are committed under various operating lease agreements. Total rent expense under these operating leases was $4,314,000 in 2010, $9,858,000 in 2009 and $14,134,000 in 2008.

We lease some manufacturing equipment that has been treated as a capital lease for accounting purposes. The present value of the minimum quarterly payments resulted in an initial $686,000 lease obligation and related leased asset.

Future minimum payments for all operating leases and capital leases with initial or remaining terms of one year or more subsequent to September 26, 2010 are as follows:

	Operating Leases	Capital Leases
2011	$4,270	$385
2012	3,162	263
2013	2,342	—
2014	932	—
2015	456	—
Thereafter	—	—

Total minimum lease payments	$11,162	$648

Amount representing interest		$(42)
Present value of minimum lease payments		$606

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

7.    Supplementary Cash Flow Information

	2010	2009	2008
Changes in operating assets and liabilities:
Receivables, net	$16,415	$37,882	$12,751
Inventories	(6,690)	28,902	(15,276)
Other assets	1,758	3,615	(761)
Accounts payable and accrued expenses	(6,743)	(18,927)	529
Other long-term liabilities	(434)	(1,303)	175

	$4,306	$50,169	$(2,582)

Cash paid (refund) for:
Interest (net of amount capitalized)	$14,805	$9,994	$10,194
Income taxes	443	240	(458)

Non-cash investing activities:
Capital expenditures in accounts payable	1,683	656	3,149

Capitalized interest was $1,071,000 in 2010, $589,000 in 2009 and $966,000 in 2008. Interest is capitalized using an overall borrowing rate for assets that are being constructed or otherwise produced for our own use. Interest capitalized during 2010 was primarily for additional TSA+ flexure production capacity, establishing a Thailand assembly operation and tooling and manufacturing equipment for new process technology and capability improvements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

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

At September 26, 2010, the mortgage balance totaled $945,000.

8.    Other Comprehensive Income

Other comprehensive income

The components of accumulated OCI, net of income taxes, are as follows:

	September 26, 2010	September 27, 2009
Available-for-sale securities	$209	$2,237
Derivatives	—	266
Foreign currency translation	667	—

Total accumulated other comprehensive income	$876	$2,503

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

As of September 26, 2010, we did not have any outstanding derivative contracts on our consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

The following table summarizes the gross activity in OCI related to these contracts:

	2010	2009
Beginning of period unrealized gain (loss) in accumulated OCI	$266	$(1,037)
(Increase) decrease in fair value of derivative instruments	(195)	463
(Loss) gains reclassified from OCI into cost of sales	(373)	1,796
Gains on dedesignated derivative instruments reclassified from OCI into cost of sales	—	571
Settlements	302	(1,527)

End of period unrealized gain in accumulated OCI	$—	$266

Foreign Currency Translation

Our Thailand operation uses their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated OCI.

9.    Shareholders’ Equity

Stock Repurchase Program

On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. As of September 28, 2008, we had spent $57,632,000 to repurchase 3,600,000 shares at an average price of $16.21. The maximum dollar value of shares that may yet be purchased under the share repurchase plan is $72,368,000. All of our repurchases during 2008 were made in the open market. There were no repurchases during 2009 or 2010.

10.    Share Rights Plan

In July 2010, our board of directors declared a dividend of one common share purchase right for each outstanding share of common stock held by shareholders of record as of the close of business on August 10, 2010. Under certain conditions, each right may be exercised to purchase one-tenth of a share of common stock at an exercise price of $3.00, subject to adjustment. The rights generally will become exercisable after any person or group acquires beneficial ownership of 15% or more of our common stock or announces a tender or exchange offer that would result in that person or group beneficially owning 15% or more of our common stock. If any person or group becomes a beneficial owner of 15% or more of our common stock, each right will entitle its holder (other than the 15% owner) to purchase, at an adjusted exercise price equal to ten times the previous purchase price, shares of our common stock having a market value of two times the right’s adjusted exercise price.

The rights, which do not have voting rights, expire in on August 10, 2020 and may be redeemed by us at a price of $0.001 per right, subject to adjustment, at any time prior to their expiration or a person’s or group’s acquisition of beneficial ownership of at least 15% of our common stock. In certain circumstances, at the option of our Board of Directors, we may exchange the rights for shares of our common stock, delay or temporarily suspend the exercisability of the rights or reduce the stock-ownership threshold of 15% to not less than 10%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

The following table represents net sales by product for each reportable segment:

	2010	2009	2008
Net sales:
Disk Drive Components Division
Suspension assemblies	$337,931	$397,942	$621,948
Other products	6,844	8,325	8,628

Total Disk Drive Components Division	344,775	406,267	630,576

BioMeasurement Division	2,414	1,755	1,043

	$347,189	$408,022	$631,619

The following table represents operating loss for each reportable segment:

	2010	2009	2008
Loss from operations:
Disk Drive Components Division	$(24,027)	$(152,032)	$(7,936)
BioMeasurement Division	(23,959)	(23,485)	(22,662)

	$(47,986)	$(175,517)	$(30,598)

The following table represents long-lived assets for each reportable segment:

	2010	2009	2008
Long-lived assets:
Disk Drive Components Division	$257,739	$276,283	$411,139
BioMeasurement Division	494	3,053	3,949

	$258,233	$279,336	$415,088

The following table represents depreciation expenses for each reportable segment:

	2010	2009	2008
Depreciation and amortization expense:
Disk Drive Components Division	$50,619	$75,132	$110,404
BioMeasurement Division	1,230	1,434	1,452

	$51,849	$76,566	$111,856

Sales to foreign locations were as follows:

	2010	2009	2008
Foreign-based enterprises	$157,611	$182,417	$263,346
Foreign subsidiaries of United States corporations	182,474	217,900	360,843

	$340,085	$400,317	$624,189

The majority of these foreign location sales were to the Pacific Rim region. In addition, we had significant sales to United States corporations that used our products in their offshore manufacturing sites.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries — (Continued)

Revenue assigned based on product shipment location and long-lived assets by geographic area are as follows:

	2010	2009	2008
Revenue:
Thailand	$174,627	$211,960	$360,842
Hong Kong	114,541	152,068	215,291
Japan	—	14,299	40,386
Philippines	32,725	5,954	—
China	9,365	7,789	6,248
Malaysia	7,847	5,940	—
United States	7,104	7,705	7,430
Other foreign countries	980	2,307	1,422

	$347,189	$408,022	$631,619

Long-lived assets:
United States	$242,704	$278,334	$413,343
Other foreign countries	15,529	1,002	1,745

	$258,233	$279,336	$415,088

Sales to customers in excess of 10% of net sales are as follow:

	2010	2009	2008
Western Digital Corporation	43%	36%	29%
SAE Magnetics, Ltd./TDK Corporation	37	39	34
Seagate Technology, LLC	10	18	29

12.    Summary of Quarterly Information (unaudited)

The following table summarizes unaudited financial data for 2010 and 2009. The price range per share reflects the highest and lowest bids as quoted on the NASDAQ Global Select Market during each quarter.

	2010 by Quarter				2009 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$108,256	$87,614	$77,293	$74,026	$119,671	$79,004	$106,105	$103,242
Gross profit (loss)	20,777	7,315	4,907	(34)	(133)	(11,774)	1,977	17,464
Income (loss) from operations	3,129	(11,320)	(15,332)[1]	(24,463)[2]	(77,239)[3]	(57,637)[3]	(42,783)[3]	2,142	[3]
(Loss) income before income taxes	(32)	(15,111)	(18,419)	(26,945)	(65,954)[4]	(60,116)	(44,548)[4]	1,702	[4]
Net income (loss)	2,220	(15,590)	(18,500)	(27,052)	(66,219)	(59,912)	(44,333)	1,757
Net income (loss) per share:
Basic	0.10	(0.67)	(0.79)	(1.16)	(2.88)	(2.59)	(1.90)	0.08
Diluted	0.09	(0.67)	(0.79)	(1.16)	(2.88)	(2.59)	(1.90)	0.08
Price range per share:
High	9.98	11.40	7.98	5.11	11.58	4.30	2.95	8.51
Low	5.82	5.96	4.22	2.74	1.80	1.28	1.53	1.81

[1]

During the third quarter of 2010, we recorded $2,294,000 for asset impairments. The impairments were triggered by slower than expected sales growth based on the current pace of adoption of the InSpectra StO2 System and spending constraints in health care markets world-wide, along with our planned operating changes within the BioMeasurement Division.

[2]	During the fourth quarter of 2010, we recorded $3,674,000 for severance and other costs.

[3]

During the first, second, third, and fourth quarters of 2009, we recorded $19,527,000, $4,787,000, $4,894,000 and $378,000, respectively, for severance and other expenses. In addition, during the first, second and third quarters of 2009, we recorded $32,280,000, $18,688,000 and $20,841,000, respectively, for asset impairments. The impairments were triggered by weakened demand for suspension assemblies and uncertain future market conditions.

[4]	During the first, third and fourth quarters of 2009, we recorded a gain of $12,175,000, $1,923,000 and $3,155,000, respectively, for the extinguishment of long-term debt.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hutchinson Technology Incorporated:

We have audited the accompanying consolidated balance sheets of Hutchinson Technology Incorporated and subsidiaries (the “Company”) as of September 26, 2010 and September 27, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 26, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 26, 2010 and September 27, 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for convertible debt instruments that may be settled in cash upon conversion for all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 26, 2010, based on the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 10, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

December 10, 2010

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Hutchinson Technology Incorporated and Subsidiaries

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other Changes Add (Deduct)	Balance at End of Period
	(In thousands)
2008:
Allowance for doubtful accounts receivable	$19	$13	$—	$32
Reserve for sales returns and allowances	397	4,046	(3,744)[1]	699

	$416	$4,059	$(3,744)	$731

2009:
Allowance for doubtful accounts receivable	$32	$192	$—	$224
Reserve for sales returns and allowances	699	1,158	(1,582)[1]	275

	$731	$1,350	$(1,582)	$499

2010:
Allowance for doubtful accounts receivable	$224	$74	$(179)[2]	$119
Reserve for sales returns and allowances	275	868	(890)[1]	253

	$499	$942	$(1,069)	$372

[1]	Returns honored and credit memos issued.

[2]	Uncollectible accounts receivable written off.

ELEVEN-YEAR SELECTED FINANCIAL DATA

Hutchinson Technology Incorporated and Subsidiaries

Annual Growth			2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
5 Year	10 Year
			(In thousands, except per share data and number of employees) (unaudited)
		FOR THE YEAR:
(11)%	(3)%	Net sales	$347,189	$408,022	$631,619	$716,103	$721,507	$631,581	$469,696	$498,946	$390,694	$401,236	$459,572
(28)%	(1)%	Gross profit (loss)	32,965	7,534	85,480	122,241	144,900	174,851	130,355	154,658	90,417	36,724	36,149
		Percent of net sales	9%	2%	14%	17%	20%	28%	28%	31%	23%	9%	8%
—	—	Income (loss) from operations	$(47,986)	$(175,517)	$(30,598)	$(18,675)	$12,770	$57,381	$38,885	$81,483	$24,425	$(64,631)	$(98,416)
		Percent of net sales	(14)%	(43)%	(5)%	(3)%	2%	9%	8%	16%	6%	(16)%	(21)%
—	—	Net income (loss)	$(58,922)	$(168,707)	$(106,867)	$2,526	$17,565	$54,881	$73,113	$64,502	$15,002	$(56,277)	$(73,612)
		Percent of net sales	(17)%	(41)%	(17)%	0%	2%	9%	16%	13%	4%	(14)%	(16)%
(31)%	(7)%	Capital expenditures	$31,382	$20,609	$65,603	$102,239	$247,754	$197,123	$93,085	$52,023	$31,916	$32,047	$64,657
(10)%	0%	Research and development expenses	21,429	26,776	39,711	55,245	52,939	36,829	28,258	14,945	17,663	23,241	21,433
(6)%	(6)%	Depreciation expenses	50,751	73,508	105,423	111,796	113,149	70,502	57,377	57,837	61,627	85,454	91,194
(36)%	(15)%	Cash flow from operating activities	13,742	19,300	90,336	102,790	110,340	126,776	95,432	131,618	48,091	61,463	69,679

		AT YEAR END:
(10)%	(2)%	Receivables	$55,478	$71,893	$109,775	$122,526	$109,800	$96,200	$76,345	$65,858	$55,953	$46,625	$64,708
0%	5%	Inventories	53,568	46,878	76,459	61,183	81,298	54,780	35,319	31,290	27,110	21,193	32,516
(8)%	(4)%	Working capital	177,365	181,748	301,135	428,623	414,222	275,888	322,911	343,706	244,730	247,074	270,609
(6)%	(1)%	Net property, plant and equipment	258,233	279,336	415,088	457,883	472,163	350,520	213,761	176,559	181,494	211,262	283,659
(10)%	(3)%	Total assets	479,712	635,487	881,287	1,030,933	1,023,205	799,538	688,392	638,956	562,101	594,940	683,933
3%	(3)%	Total debt and capital leases	176,471	270,214	334,752	328,023	321,716	150,000	150,000	150,000	151,374	206,900	233,872
		Total debt and capital leases as a percentage of total capitalization	40%	46%	41%	34%	34%	21%	24%	26%	30%	38%	37%
(14)%	(4)%	Shareholders’ equity	$264,678	$321,710	$481,292	$632,756	$616,672	$552,539	$473,552	$431,375	$356,961	$338,266	$392,489
		Return on shareholders’ equity	(20)%	(42)%	(19)%	0%	3%	11%	16%	16%	4%	(15)%	(17)%
(14)%	(6)%	Number of employees, including production temporaries	2,546	2,448	4,591	4,699	5,433	5,459	3,911	3,656	3,336	3,454	4,729
(2)%	(1)%	Shares of stock outstanding	23,371	23,359	22,941	26,074	25,638	25,450	24,394	25,917	25,355	25,171	24,830

		PER SHARE INFORMATION:
—	—	Net income (loss) — diluted	$(2.52)	$(7.27)	$(4.38)	$0.10	$0.67	$1.88	$2.42	$2.21	$0.59	$(2.25)	$(2.97)
(12)%	(3)%	Shareholders’ equity (book value)	11.33	13.77	20.98	24.27	24.05	21.71	19.41	16.64	14.08	13.44	15.81
		Price range
(23)%	(9)%	High	11.40	11.58	27.61	25.15	31.08	42.43	38.40	36.85	27.19	24.44	30.00
(36)%	(12)%	Low	2.74	1.28	11.34	18.00	17.69	25.65	21.61	15.21	12.81	13.38	9.38