Form 10-Q
period 2010-12-26
HUTCHINSON TECHNOLOGY INC
filed 2011-02-02
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34838
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
Yes   ☐   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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
As of January 31, 2011, the registrant had 23,371,105 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURES
INDEX TO EXHIBITS
EX-10.3
EX-10.4
EX-12.1
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except shares and per share data)

	December 26,	September 26,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$64,904	$55,639
Short-term investments including $4,976 and $4,174 restricted (Note 3)	36,278	48,899
Trade receivables, net	40,301	47,629
Other receivables	6,558	7,849
Inventories	60,841	53,568
Other current assets	1,815	2,353

Total current assets	210,697	215,937

Property, plant and equipment, net	250,032	258,233
Other assets	5,351	5,542

	$466,080	$479,712

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$876	$1,280
Accounts payable	17,407	15,788
Accrued expenses	8,239	8,593
Accrued compensation	11,810	12,911

Total current liabilities	38,332	38,572

Convertible subordinated notes	177,158	174,920
Long-term debt, less current maturities	190	271
Other long-term liabilities	1,721	1,271
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,371,000 and 23,371,000 issued and outstanding	234	234
Additional paid-in capital	422,839	422,089
Accumulated other comprehensive income	1,077	876
Accumulated loss	(175,471)	(158,521)

Total shareholders’ equity	248,679	264,678

	$466,080	$479,712

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended
	December 26,	December 27,
	2010	2009
Net sales	$68,244	$108,256
Cost of sales	64,920	87,479

Gross profit	3,324	20,777

Research and development expenses	4,049	5,147
Selling, general and administrative expenses	13,634	12,501

(Loss) income from operations	(14,359)	3,129

Other income, net	831	558
Interest income	55	409
Gain on extinguishment of debt	—	5
Interest expense	(3,844)	(4,197)
Gain on short- and long-term investments	364	64

Loss before income taxes	(16,953)	(32)
Benefit for income taxes	(3)	(2,252)

Net (loss) income	$(16,950)	$2,220

Basic (loss) earnings per share	$(0.73)	$0.10

Diluted (loss) earnings per share	$(0.73)	$0.09

Weighted-average common shares outstanding	23,371	23,359

Weighted-average common and diluted shares outstanding	23,371	23,609

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Thirteen Weeks Ended
	December 26,	December 27,
	2010	2009
OPERATING ACTIVITIES:
Net (loss) income	$(16,950)	$2,220
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	11,797	14,836
Stock-based compensation	750	997
Gain on short- and long-term investments	(364)	(64)
Loss on disposal of assets	227	147
Severance and other expenses (Note 8)	290	—
Non-cash interest expense	2,238	2,051
Gain on extinguishment of debt	—	(5)
Changes in operating assets and liabilities	3,416	3,798

Cash provided by operating activities	1,404	23,980

INVESTING ACTIVITIES:
Capital expenditures	(4,686)	(4,098)
Purchases of marketable securities	(5,700)	(11,629)
Sales/maturities of marketable securities	18,732	9,077

Cash provided by (used for) investing activities	8,346	(6,650)

FINANCING ACTIVITIES:
Repayment of short- and long-term debt	(485)	(5,260)

Cash used for financing activities	(485)	(5,260)

Net increase in cash and cash equivalents	9,265	12,070

Cash and cash equivalents at beginning of period	55,639	106,391

Cash and cash equivalents at end of period	$64,904	$118,461

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$—	$48
Income taxes paid	$261	$123
See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Columnar dollar amounts in thousands, except per share amounts)
When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2011” mean our fiscal year ending September 25, 2011, references to “2010” mean our fiscal year ended September 26, 2010, and references to “2009” mean our fiscal year ended September 27, 2009.
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
(2) FAIR VALUE MEASUREMENTS
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
Level 1 —	Unadjusted quoted prices in an active market for the identical assets or liabilities at the measurement date.

Level 2 —	Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in nonactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by other observable market data.
Level 3 —	Unobservable inputs that reflect the use of significant management judgment. These values are generally determined using pricing models for which assumptions utilize management’s estimates of market participant assumptions.

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at
	December 26, 2010
	Level 1	Level 2	Level 3
Assets
Available-for-sale securities
U.S. government debt securities	$15,439	$—	$—
Corporate notes	14,367	—	—
Certificates of deposit	5,473	—	—
Commercial paper	999	—	—

Total assets	$36,278	$—	$—

	Fair Value Measurements at
	September 26, 2010
	Level 1	Level 2	Level 3
Assets
Available-for-sale securities
Corporate notes	$17,869	$—	$—
U.S. government debt securities	15,894	—	—
Certificates of deposit	11,539	—	—
Commercial paper	3,597	—	—

Total assets	$48,899	$—	$—

(3) INVESTMENTS
Our short-term investments are comprised of United States government debt securities, corporate notes, certificates of deposit and commercial paper. We account for securities available for sale in accordance with Financial Accounting Standards Board (“FASB”) guidance regarding accounting for certain investments in debt and equity securities, which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive income (“OCI”) within shareholders’ investment. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in “Gain on short- and long-term investments” on our condensed consolidated statements of operations. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based upon management’s intent and ability to hold these investments.

A summary of our investments as of December 26, 2010, is as follows:

		Gross Realized		Gross Unrealized
	Cost Basis	Gains	Losses	Gains	Losses	Recorded Basis
Available-for-sale securities
Short-term investments
Marketable securities	$36,032	$—	$—	$246	$—	$36,278
A summary of our investments as of September 26, 2010, is as follows:

		Gross Realized		Gross Unrealized
	Cost Basis	Gains	Losses	Gains	Losses	Recorded Basis
Available-for-sale securities
Short-term investments
Marketable securities	$48,690	$—	$—	$209	$—	$48,899
As of December 26, 2010, our short-term investments mature within one year.
As of December 26, 2010, and September 26, 2010, we had $4,976,000 and $4,174,000, respectively, of short-term investments that are restricted in use. These amounts covered outstanding letters of credit and a security for our self-insured workers compensation programs.
(4) TRADE RECEIVABLES
We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $40,301,000 at December 26, 2010, and $47,629,000 at September 26, 2010, are net of allowances of $322,000 and $372,000, respectively. As of December 26, 2010, allowances of $322,000 consisted of a $148,000 allowance for doubtful accounts and a $174,000 allowance for sales returns. As of September 26, 2010, allowances of $372,000 consisted of an $119,000 allowance for doubtful accounts and a $253,000 allowance for sales returns.
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

	Increases in the	Reductions in the
	Allowance	Allowance for
	Related to	Returns Under
September 26, 2010	Warranties Issued	Warranties	December 26, 2010
$253	$2	$(81)	$174

(5) INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at December 26, 2010, and September 26, 2010:

	December 26,	September 26,
	2010	2010

Raw materials	$29,520	$24,559
Work in process	13,552	10,601
Finished goods	17,769	18,408

	$60,841	$53,568

(6) SHORT- AND LONG-TERM DEBT
Short- and long-term debt consisted of the following at December 26, 2010, and September 26, 2010:

	December 26,	September 26,
	2010	2010
3.25% Notes	$197,500	$197,500
Debt discount	(20,342)	(22,580)
Eau Claire building mortgage	541	945
Capital lease obligations	525	606

Total debt	178,224	176,471
Less: Current maturities	(876)	(1,280)

	$177,348	$175,191

In January 2006, we issued $225,000,000 aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”), which mature in 2026. The 3.25% Notes were issued pursuant to an Indenture dated as of January 25, 2006 (the “Indenture”). Interest on the 3.25% Notes is payable on January 15 and July 15 of each year, which began on July 15, 2006. Issuance costs of $6,029,000 were capitalized and are being amortized over seven years in consideration of the holders’ ability to require us to repurchase all or a portion of the 3.25% Notes on January 15, 2013, as described below.
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
See Note 13 for additional information regarding our commencement of an offer to exchange or purchase, at the election of each holder and subject to the limitations described below, up to $75,294,000 of our 3.25% Notes.

In May 2008, the FASB issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance specifies that convertible debt instruments that may be settled in cash upon conversion shall be separately accounted for by allocating a portion of the fair value of the instrument as a liability and the remainder as equity. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost over the effective term. The provisions of this guidance apply to our the 3.25% Notes. We adopted the provisions of this guidance beginning in our first quarter of 2010. This guidance requires us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments that do not contain a comparable conversion feature.
The adoption of this guidance required us to allocate the original $225,000,000 proceeds received from the issuance of our 3.25% Notes between the applicable debt and equity components. Accordingly, we have allocated $160,584,000 of the proceeds to the debt component of our 3.25% Notes and $40,859,000, net of deferred taxes of $23,557,000, to the equity conversion feature. Subsequently, at September 28, 2008, a full valuation allowance was recorded against our deferred tax assets. During the fourth quarter of 2009, we repurchased $27,500,000 par value of our 3.25% Notes, leaving $197,500,000 par value outstanding. The debt component allocation was based on the estimated fair value of similar debt instruments without a conversion feature as determined by using a discount rate of 8.75%, which represents our estimated borrowing rate for such debt as of the date of our 3.25% Notes issuance. The difference between the cash proceeds associated with our 3.25% Notes and the debt component was recorded as a debt discount with a corresponding offset to additional paid-in-capital, net of applicable deferred taxes, representing the equity conversion feature. The debt discount that we recorded is being amortized over seven years, the expected term of our 3.25% Notes (January 19, 2006 through January 15, 2013), using the effective interest method resulting in additional non-cash interest expense. As of December 26, 2010, the remaining period over which the debt discount will be amortized is approximately two years.
The carrying amounts of our 3.25% Notes included in our condensed consolidated balance sheets were as follows:

	December 26,	September 26,
	2010	2010
Principal balance	$197,500	$197,500
Debt discount	(20,342)	(22,580)

Convertible subordinated notes, net	$177,158	$174,920

We have recorded the following interest expense related to our 3.25% Notes in the periods presented:

	Thirteen Weeks Ended
	December 26,	December 27,
	2010	2009
Coupon rate of interest (cash interest)	$1,605	$1,605
Debt discount amortization (non-cash interest)	2,238	2,051

Net interest expense for the 3.25% Notes	$3,843	$3,656

During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our Eau Claire, Wisconsin, manufacturing site, together with related equipment, for $12,924,000, which included the assumption of a mortgage by us with a 7.15% interest rate that matures in April 2011. At December 26, 2010, the mortgage balance totaled $541,000.
We lease some manufacturing equipment that has been treated as a capital lease for accounting purposes. The present value of the minimum quarterly payments under these leases resulted in an initial $686,000 of related leased assets. The outstanding lease obligations as of December 26, 2010 were $525,000.

(7) OTHER COMPREHENSIVE INCOME
The components of accumulated OCI, net of income taxes, are as follows:

	December 26,	September 26,
	2010	2010
Available-for-sale securities	$246	$209
Foreign currency translation	831	667

Total accumulated OCI	$1,077	$876

Foreign Currency Translation
Our Thailand operation uses their local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated OCI.
Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other income, net” in the consolidated statements of operations. We recognized a foreign currency gain of $322,000 for the thirteen weeks ended December 26, 2010 primarily related to purchases denominated in U.S. dollars made by our Thailand operation.
(8) SEVERANCE AND OTHER EXPENSES
During the fourth quarter of 2010, we announced actions to reduce costs and preserve cash, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $3,674,000. As of December 26, 2010, $290,000 remained to be paid.
(9) INCOME TAXES
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
Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 26, 2010, we had a valuation allowance of $168,991,000. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that a full valuation allowance was appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

The income tax benefit for the thirteen weeks ended December 26, 2010 was $3,000 compared to $2,252,000 for the thirteen weeks ended December 27, 2009. The income tax benefit for the thirteen weeks ended December 27, 2009 was primarily due to a change in U.S. tax law that enabled us to carry back some of our operating losses to prior years and apply for a refund of taxes paid in those years.
(10) STOCK-BASED COMPENSATION
As of December 26, 2010, we had a stock option plan under which options have been granted to employees, including our officers, and directors at an exercise price not less than the fair market value of our common stock at the date the options are granted. Options also may be granted to certain non-employees. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of our board of directors that administers the plan. Options granted under the plan prior to November 2005 generally were exercisable one year from the date of grant. Options granted under the plan since November 2005 are exercisable two to three years from the date of grant.
We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $750,000 and $997,000 for the thirteen weeks ended December 26, 2010, and December 27, 2009, respectively. As of December 26, 2010, $4,595,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 22 months.
We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirteen weeks ended December 26, 2010, and December 27, 2009, were $2.22 and $5.43, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirteen Weeks Ended
	December 26,	December 27,
	2010	2009
Risk-free interest rate	2.2%	2.6%
Expected volatility	80.0%	80.0%
Expected life (in years)	7.3	7.3
Dividend yield	—	—
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.
Option transactions during the thirteen weeks ended December 26, 2010, are summarized as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Number of Shares	Exercise Price ($)	Contractual Life (yrs.)	Intrinsic Value ($)
Outstanding at September 26, 2010	3,910,909	18.39	5.8	197,000
Granted	803,831	3.03
Exercised	—	—
Expired/Canceled	(485,924)	20.68

Outstanding at December 26, 2010	4,228,816	15.20	6.7	820,000

Options exercisable at December 26, 2010	2,296,438	23.81	4.7	156,000

The following table summarizes the status of options that remain subject to vesting:

		Weighted-Average
		Grant Date Fair
	Number of Shares	Value ($)
Non-vested at September 26, 2010	1,638,907	5.13
Granted	803,831	2.22
Vested	(422,091)	6.24
Canceled	(88,269)	6.85

Non-vested at December 26, 2010	1,932,378	3.60

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
Range of	Number	Contractual	Weighted-Average	Number	Weighted-Average
Exercise Prices ($)	Outstanding	Life (yrs.)	Exercise Price ($)	Exercisable	Exercise Price ($)
3.03-5.00	1,344,131	9.1	3.03	255,900	3.03
5.01-10.00	829,147	9.0	7.34	—	—
10.01-20.00	39,000	5.5	15.78	24,000	15.72
20.01-25.00	886,112	3.4	23.19	886,112	23.19
25.01-30.00	661,816	6.0	26.79	661,816	26.79
30.01-45.06	468,610	3.4	32.52	468,610	32.52

Total	4,228,816	6.7	15.20	2,296,438	23.81

(11) EARNINGS (LOSS) PER SHARE
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share identifies the dilutive effect of potential common shares using net income available to common shareholders and is computed (i) using the treasury stock method for outstanding stock options and (ii) in accordance with FASB guidance relating to the effect of contingently convertible instruments on diluted earnings per share for the 3.25% Notes. A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended
	December 26,	December 27,
	2010	2009
Net (loss) income	$(16,950)	$2,220

Weighted-average common shares outstanding	23,371	23,359
Dilutive potential common shares	—	250

Weighted-average common and diluted shares outstanding	23,371	23,609

Basic (loss) earnings per share	$(0.73)	$0.10

Diluted (loss) earnings per share	$(0.73)	$0.09

Options to purchase 2,885,000 and 2,639,000 shares were not included for the thirteen weeks ended December 26, 2010 and December 27, 2009, respectively, because they would have been anti-dilutive.
Diluted loss per share for the thirteen weeks ended December 26, 2010, excludes potential common shares of 95,000 using the treasury stock method, as they were anti-dilutive. Diluted (loss) earnings per share for the thirteen weeks ended December 27, 2009 excludes potential common shares of 1,505,000 using the if-converted method for our $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes due 2010 that were retired in 2010, as they were anti-dilutive.
(12) SEGMENT REPORTING
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
We have determined that we have two reportable segments: the Disk Drive Components Division and the BioMeasurement Division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 26, 2010.
The following table represents net sales by product for each reportable segment and operating (loss) income for each reportable segment.

	Thirteen Weeks Ended
	December 26, 2010	December 27, 2009
Net sales:
Disk Drive Components Division:
Suspension assemblies	$66,240	$105,600
Other products	1,462	2,147

Total Disk Drive Components Division	67,702	107,747
BioMeasurement Division	542	509

	$68,244	$108,256

(Loss) income from operations:
Disk Drive Components Division	$(11,448)	$8,020
BioMeasurement Division	(2,911)	(4,891)

	$(14,359)	$3,129

(13) SUBSEQUENT EVENTS
On January 10, 2011, we announced that we commenced an offer to exchange or purchase, at the election of each holder and subject to the limitations described below, up to $75,294,000 of our 3.25% Notes. Under the terms and subject to the conditions of the tender/exchange offer, for each validly tendered and accepted $1,000 principal amount of the 3.25% Notes, an eligible holder may elect to receive:
(1)	$1,000 principal amount of a new series of 8.50% Convertible Senior Notes due 2026 (the “New Notes”), provided that if the amount of the 3.25% Notes tendered exceeds $40,000,000 in aggregate principal amount, we will accept the 3.25% Notes tendered for exchange on a pro rata basis;

(2)	a cash payment of $850, provided that if the cash required to purchase all of the 3.25% Notes tendered exceeds $30,000,000, we will accept the 3.25% Notes tendered for purchase on a pro rata basis, and any 3.25% Notes not accepted for purchase will be exchanged for New Notes, subject to the $40,000,000 limit described above, as if such holders had elected to exchange their 3.25% Notes for New Notes; or

(3)	a combination of the first two options, subject to the $40,000,000 aggregate principal amount limit and the $30,000,000 cash payment limit.

We also will pay in cash all accrued and unpaid interest on the 3.25% Notes tendered by holders, and accepted by us, for exchange or purchase pursuant to the tender/exchange offer up to but excluding the settlement date. The tender/exchange offer for the 3.25% Notes will expire on February 8, 2011, unless earlier terminated or extended by us.
On January 20, 2011, our shareholders approved 1) our 2011 Equity Incentive Plan, which authorizes the issuance of 1,200,000 shares of our common stock (plus any shares remaining available on that date for future grants under our existing stock option plan) for equity-based awards, and 2) the amendment and restatement of our employee stock purchase plan, to increase the maximum number of shares of our common stock authorized for issuance under that plan by 1,000,000 shares, to a total of 2,500,000, and provide means by which eligible employees of our foreign subsidiaries may participate in that plan.
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
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended September 26, 2010.
GENERAL
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
Our BioMeasurement Division is focused on bringing new technologies and products to the market that provide information clinicians can use to improve the quality of health care and reduce costs. By helping clinicians instantly detect changes in a patient’s perfusion status, our InSpectra StO2 products help clinicians reduce risks and costs by enabling faster and more precise assessment of oxygen delivery to vital organs and tissue in critical care settings.
We are a supplier to all manufacturers of disk drives and head-gimbal assemblers. Sales to our four largest customers constituted 98% of net sales for the thirteen weeks ended December 26, 2010 as shown in the following table.

Western Digital Corporation	57%
SAE Magnetics, Ltd/TDK Corporation	16%
Hitachi and affiliates	13%
Seagate Technology, LLC	12%
Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Toshiba and Western Digital Corporation, which may purchase read/write head assemblies from read/write head manufacturers that utilize our suspension assemblies and suspension assembly components. During the first quarter of 2011, we had a shift in the mix of shipments to our customers due to a greater percentage of our suspension assemblies being shipped directly to the large manufacturers of disk drives, one of our customers managing down its existing inventory and a change in our position at Toshiba, as we are no longer its primary suspension assembly supplier.
The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

	Suspension Assembly Shipments by Quarter
	2010				2011
	First	Second	Third	Fourth	First
Suspension assembly shipment quantities	155	130	117	110	107
In our second quarter 2010, our 16 percent sequential quarter decline in shipments was more than the estimated decline in world-wide suspension assembly shipments. This market share loss resulted primarily from our broad implementation of a TSA+ process improvement in that quarter that prevented us from meeting demand and from share shifts among disk drive manufacturers. Our third quarter 2010 shipments declined about 11 percent sequentially primarily due to reductions in disk drive makers’ production plans. In addition, we lost volume late in the quarter due to a defect on some of our TSA+ product which prevented us from realizing expected share growth opportunities on certain customer programs. Our fourth quarter 2010 shipments declined about five percent due to inventory reductions at a certain customer that reduced our shipments, and shipments were also negatively impacted by the TSA+ product defect we encountered late in the third quarter of 2010. Our first quarter 2011 shipments decreased about four percent compared with the preceding quarter, primarily due to one of our customers managing down its existing inventory.
Our average selling price declined to $0.62 in the first quarter of 2011, down $0.04 from the fourth quarter of 2010 and down $0.06 from the first quarter of 2010. This decline in average selling price was a result of a continuing competitive pricing environment and a change in the mix of customers and products shipped. We expect continued downward pressure on our average selling price in 2011.
Our first quarter 2011 shipments of TSA+ suspension assemblies totaled approximately 48,000,000, compared with 38,000,000 in the preceding quarter and 25,000,000 in the first quarter 2010. The cost burden of TSA+ flexure production was reduced from $7,600,000 in the preceding quarter to $3,100,000 in the 2011 first quarter. In the first quarter of 2011, we eliminated the cost burden of TSA+ flexure production during a four-week period in which we reached certain levels of yield, output and capacity utilization. With TSA+ yields continuing to improve as we entered the second quarter of 2011, our TSA+ cost per part will primarily be determined by our TSA+ output and capacity utilization. For 2011, we expect TSA+ suspension assemblies to account for a steadily increasing proportion of our shipments, growing from approximately 45% of our shipments in the first quarter of 2011 to two-thirds of our shipments by the end of 2011.
During the fourth quarter of 2010, we completed construction of our Thailand facility. Our assembly operation in Thailand has been qualified, and volume product is being shipped from the site. We are now focusing on increasing volume to further improve our cost position and customer service. For the thirteen weeks ended December 26, 2010, we spent approximately $4,700,000 in manufacturing related start-up costs compared to approximately $500,000 for the thirteen weeks ended December 27, 2009. In our second quarter of 2011, approximately $3,000,000 of these Thailand expenses will remain as quarterly operating costs, most of which will now be classified as costs of goods sold.
We continue to supply prototype volumes of dual-stage actuated (DSA) suspensions for customers’ programs that are currently in development. Our leading designs, proven capabilities and established capacity for DSA suspensions position us well to meet our customers’ needs for this technology, which is currently expected to be more widely adopted in 2012.
In December 2010, we began selling a new product, the InSpectra StO2 Spot Check, in countries that recognize the CE Mark and we filed for marketing clearance of the product in the United States under the U.S. Food and Drug Administration’s Premarket Notification, or 510(k), process. This handheld device enables clinicians to quickly and cost-effectively identify at-risk patients, who can then be continuously monitored with our InSpectra StO2 Tissue Oxygenation Monitor.

Compared with the preceding quarter, our first quarter 2011 loss was reduced by our 2010 cost reductions, a reduced TSA+ cost burden and better utilization of our component manufacturing capacity, as we increased our TSA+ flexure inventory to provide supply assurance for our customers and increased our component inventory to support the production ramp at our Thailand assembly operation.
Our TSA+ yield and output improvements and the ramp to higher volume at our Thailand assembly operation are moving us toward our goal of being the lowest cost producer of suspension assemblies. These initiatives, combined with increasing our revenue through growth in the overall suspension assembly market and higher market share and reducing the operating loss in our BioMeasurement Division, are essential to returning the company to positive cash flow and profitability. However, for 2011, we expect continued operating losses in both our Disk Drive Components and BioMeasurement Divisions.
We believe that the first quarter 2011 will be the low point for our quarterly suspension assembly volume in 2011 and expect to see modest market share growth in the balance of the fiscal year. For the second quarter of 2011, we currently expect our suspension assembly shipments to be flat to slightly up compared with the first quarter of 2011. Pricing is expected to remain competitive and second quarter 2011 results are not expected to include the gross margin benefit of the first quarter’s inventory build. We expect that the combination of these factors will result in a sequential decline in our 2011 second quarter gross and operating margins.
RESULTS OF OPERATIONS
Thirteen Weeks Ended December 26, 2010 vs. Thirteen Weeks Ended December 27, 2009
Net sales for the thirteen weeks ended December 26, 2010, were $68,244,000, compared to $108,256,000 for the thirteen weeks ended December 27, 2009, a decrease of $40,012,000. Suspension assembly sales decreased $39,360,000 from the thirteen weeks ended December 27, 2009, primarily as a result of a 31% decrease in suspension assembly unit shipments and our average selling price decreasing from $0.68 to $0.62 during the same period due to competitive pressures and the mix of products shipped. The decrease in unit shipments was primarily due to market share losses. Net sales in our BioMeasurement Division for the thirteen weeks ended December 26, 2010 were $542,000, compared to $509,000 for the thirteen weeks ended December 27, 2009.
Gross profit for the thirteen weeks ended December 26, 2010, was $3,324,000, compared to $20,777,000 for the thirteen weeks ended December 27, 2009, a decrease of $17,453,000. Gross profit as a percent of net sales was 5 percent and 19 percent, respectively. The lower gross profit was primarily the result of reduced sales, which reduced our ability to cover our fixed costs. The TSA+ cost burden was reduced to $3,100,000 for the thirteen weeks ended December 26, 2010, compared to $7,400,000 for the thirteen weeks ended December 27, 2009.
Research and development expenses for the thirteen weeks ended December 26, 2010, were $4,049,000, compared to $5,147,000 for the thirteen weeks ended December 27, 2009, a decrease of $1,098,000. The decrease was primarily due to lower labor expenses in our BioMeasurement Division as a result of the restructuring efforts that occurred late in 2010 and lower depreciation expenses in our Disk Drive Components Division.
Selling, general and administrative expenses for the thirteen weeks ended December 26, 2010, were $13,634,000, compared to $12,501,000 for the thirteen weeks ended December 27, 2009, an increase of $1,133,000. The increase was primarily due to our Thailand assembly manufacturing start-up costs which were approximately $4,700,000 for the thirteen weeks ended December 26, 2010 compared to approximately $500,000 for the thirteen weeks ended December 27, 2009. The increase was partially offset by lower BioMeasurement Division expenses primarily due to the restructuring efforts that occurred late in 2010.
Income from operations for the thirteen weeks ended December 26, 2010, included a $2,911,000 loss from operations for our BioMeasurement Division, compared to a $4,891,000 loss from BioMeasurement Division operations for the thirteen weeks ended December 27, 2009. The BioMeasurement Division operating loss for the thirteen weeks ended December 26, 2010 was reduced by the above mentioned restructuring efforts.

The income tax benefit for the thirteen weeks ended December 26, 2010 was $3,000, compared to $2,252,000 for the thirteen weeks ended December 27, 2009. The income tax benefit for the thirteen weeks ended December 27, 2009 was primarily due to a change in U.S. tax law that enabled us to carry back some of our operating losses to prior years and apply for a refund of taxes paid in those years.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents increased from $55,639,000 at September 26, 2010, to $64,904,000 at December 26, 2010. Our short-term investments decreased from $48,899,000 to $36,278,000 during the same period. In total, our cash and cash equivalents and short -term investments decreased by $3,356,000. This decrease was primarily due to $4,686,000 of capital spending, partially offset by $1,404,000 of cash generated from operations.
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
During the fourth quarter of 2009, we spent $19,987,000 to repurchase $27,500,000 par value of our 3.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 27 percent. Upon completion of the repurchases, the repurchased 3.25% Notes were cancelled. We have $197,500,000 par value of the 3.25% Notes outstanding.

On January 10, 2011, subsequent to quarter end, we announced that we commenced an offer to exchange or purchase, at the election of each holder and subject to the limitations described below, up to $75,294,000 of our 3.25% Notes. The purpose of the tender/exchange offer is to improve our financial flexibility by extending the first repurchase (at the option of the holder) date of a portion of our convertible indebtedness and to reduce our overall indebtedness by retiring some of the 3.25% Notes.
Under the terms and subject to the conditions of the tender/exchange offer, for each validly tendered and accepted $1,000 principal amount of the 3.25% Notes, an eligible holder may elect to receive:
(1)	$1,000 principal amount of a new series of 8.50% Convertible Senior Notes due 2026 (the “New Notes”), provided that if the amount of the 3.25% Notes tendered exceeds $40,000,000 in aggregate principal amount, we will accept the 3.25% Notes tendered for exchange on a pro rata basis;

(2)	a cash payment of $850, provided that if the cash required to purchase all of the 3.25% Notes tendered exceeds $30,000,000, we will accept the 3.25% Notes tendered for purchase on a pro rata basis, and any 3.25% Notes not accepted for purchase will be exchanged for New Notes, subject to the $40,000,000 limit described above, as if such holders had elected to exchange their 3.25% Notes for New Notes; or

(3)	a combination of the first two options, subject to the $40,000,000 aggregate principal amount limit and the $30,000,000 cash payment limit.
We also will pay in cash all accrued and unpaid interest on the 3.25% Notes tendered by holders, and accepted by us, for exchange or purchase pursuant to the tender/exchange offer up to but excluding the settlement date. The tender/exchange offer for the 3.25% Notes will expire on February 8, 2011, unless earlier terminated or extended by us.
Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $4,686,000 for the thirteen weeks ended December 26, 2010. We anticipate capital expenditures to be approximately $20,000,000 to $25,000,000 in 2011, primarily for TSA+ flexure production capacity and tooling and manufacturing equipment for new process technology and capability improvements, such as DSA suspension assemblies. As the full transition to TSA+ suspensions takes place, over the next two to four years, our capital expenditures could increase as we add capacity as needed. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents and short -term investments or additional financing, if available given current credit market conditions and our operating performance.
Our capital expenditures for the Disk Drive Components Division are planned based on anticipated customer demand for our suspension assembly products, market demand for disk drives, process improvements to be incorporated in our manufacturing operations and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes, which may require new or improved process technologies, such as additive processing to produce flexures for our TSA+ suspensions. Capital spending is also based on our ability to fund capital expenditures, as needed, with cash generated from operations, our current cash, cash equivalents, and short-term investments or additional financing, if available given current capital market conditions and our operating performance.
We manage our capital spending to reflect the capacity that we expect will be needed to meet disk drive industry customer forecasts. However, existing work in process with vendors and lengthy lead times sometimes prevent us from adjusting our capital expenditures to match near-term demand. This can result in underutilization of capacity, which could lower gross profit.
As we develop the market for our InSpectra ® StO2 System, we will continue to spend money on medical device sales in our BioMeasurement Division, which will result in continued operating losses until our products are more widely accepted in the marketplace. For the thirteen weeks ended December 26, 2010, our BioMeasurement Division incurred an operating loss of $2,911,000. These losses, along with growing working capital needs as the business grows, will negatively affect our ability to generate cash.
In 2008, our board of directors approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. The maximum dollar value of shares that may yet be purchased under the share repurchase program is $72,368,000. We have not repurchased any shares since 2008.
CRITICAL ACCOUNTING POLICIES
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 26, 2010.
RECENT ACCOUNTING PRONOUNCEMENTS
There have not been any recently adopted accounting standards nor are there any accounting standards we expect to adopt in the future.
FORWARD-LOOKING STATEMENTS
Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may constitute forward-looking statements. Forward-looking statements speak only as of the date on which the statements are mad and include, but are not limited to, statements regarding the following: the demand for and shipments of disk drives, suspension assemblies and suspension assembly components, disk drive and suspension assembly technology and development, the development of and market demand for medical devices, product commercialization and adoption, production capabilities, capital expenditures and capital resources, average selling prices, product costs, inventory levels, division and company-wide revenue, gross profits and operating results, manufacturing capacity, assembly operations in Asia, cost reductions and economic and market conditions. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan,” “goal” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended September 26, 2010. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Except as otherwise required by law, we undertake no obligation to update any forward-looking statement for any reason. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as noted in this Item 3, there have been no material changes in our exposure to market risk or to our quantitative and qualitative disclosures about market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 26, 2010.
As of December 26, 2010, we had fixed rate debt of $198,041,000. At December 26, 2010, our fixed rate debt had a fair market value of approximately $139,877,000.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 26, 2010, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 26, 2010.
ITEM 6. EXHIBITS
(a) Exhibits:
Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 001-34838.

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/2002; File No. 0-14709).
3.2	Restated By-Laws of HTI, as amended December 3, 2008 (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 12/9/2008; File No. 0-14709).
10.1	Form of Severance and Change in Control Agreement for Senior Executives (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K/A filed 10/14/2010).
10.2	Description of Fiscal Year 2011 Annual Cash Incentive Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed on 10/14/2010).
10.3	Hutchinson Technology Incorporated 2011 Equity Incentive Plan.
10.4	Form of Director Stock Option Agreement under 2011 Equity Incentive Plan.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED
Date: February 2, 2011	By	/s/ Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date: February 2, 2011	By	/s/ David P. Radloff
David P. Radloff
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Page
3.1	Amended and Restated Articles of Incorporation of HTI.	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 3, 2008.	Incorporated by Reference
10.1	Form of Severance and Change in Control Agreement for Senior	Incorporated by Reference
Executives.
10.2	Description of Fiscal Year 2011 Annual Cash Incentive Plan of	Incorporated by Reference
Hutchinson Technology Incorporated.
10.3	Hutchinson Technology Incorporated 2011 Equity Incentive Plan.	Filed Electronically
10.4	Form of Director Stock Option Agreement under 2011 Equity	Filed Electronically
Incentive Plan.
12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically