Form 10-Q
period 2011-03-27
HUTCHINSON TECHNOLOGY INC
filed 2011-04-28
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of April 26, 2011, the registrant had 23,378,788 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except shares and per share data)

	March 27,	September 26,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$45,828	$55,639
Short-term investments including $4,980 and $4,174 restricted (Note 3)	15,825	48,899
Trade receivables, net	35,781	47,629
Other receivables	7,832	7,849
Inventories	57,421	53,568
Other current assets	1,263	2,353

Total current assets	163,950	215,937

Property, plant and equipment, net	240,325	258,233
Other assets	5,892	5,542

Total assets	$410,167	$479,712

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Current maturities of long-term debt	$463	$1,280
Accounts payable	9,313	15,788
Accrued expenses	6,869	8,593
Accrued compensation (Note 8)	19,949	12,911

Total current liabilities	36,594	38,572

Convertible subordinated notes	146,470	174,920
Long-term debt, less current maturities	107	271
Other long-term liabilities	1,850	1,271
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,379,000 and 23,371,000 issued and outstanding	234	234
Additional paid-in capital	420,079	422,089
Accumulated other comprehensive income	786	876
Accumulated loss	(195,953)	(158,521)

Total shareholders’ equity	225,146	264,678

Total liabilities and shareholders’ equity	$410,167	$479,712

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
Net sales	$63,281	$87,614	$131,525	$195,870
Cost of sales (Note 9)	65,579	80,299	130,499	167,778

Gross (loss) profit	(2,298)	7,315	1,026	28,092

Research and development expenses	3,914	5,436	7,963	10,583
Selling, general and administrative expenses	10,507	13,199	24,141	25,700
Severance and other expenses (Note 8)	6,725	—	6,725	—

Loss from operations	(23,444)	(11,320)	(37,803)	(8,191)

Other income, net	562	262	1,393	820
Interest income	42	528	97	937
Gain on extinguishment of debt	5,467	1	5,467	6
Interest expense	(3,605)	(4,162)	(7,449)	(8,359)
Gain (loss) on short- and long-term investments	496	(420)	860	(356)

Loss before income taxes	(20,482)	(15,111)	$(37,435)	$(15,143)
Provision (benefit) for income taxes	—	479	$(3)	$(1,773)

Net loss	$(20,482)	$(15,590)	$(37,432)	$(13,370)

Basic loss per share	$(0.88)	$(0.67)	$(1.60)	$(0.57)

Diluted loss per share	$(0.88)	$(0.67)	$(1.60)	$(0.57)

Weighted-average common shares outstanding	23,375	23,360	23,373	23,359

Weighted-average common and diluted shares outstanding	23,375	23,360	23,373	23,359

See accompanying notes to condensed consolidated financial statements — unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Twenty-Six Weeks Ended
	March 27, 2011	March 28, 2010
OPERATING ACTIVITIES:
Net loss	$(37,432)	$(13,370)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Depreciation and amortization (Note 9)	24,596	28,113
Stock-based compensation	1,361	2,031
(Gain) loss on short- and long-term investments	(860)	356
Loss on disposal of assets	384	148
Severance and other expenses (Note 8)	6,647	—
Non-cash interest expense	4,223	4,171
Gain on extinguishment of debt	(5,467)	(6)
Changes in operating assets and liabilities	2,548	9,913

Cash (used for) provided by operating activities	(4,000)	31,356

INVESTING ACTIVITIES:
Capital expenditures	(7,393)	(11,785)
Purchases of short-term investments	(10,800)	(23,618)
Sales/maturities of short-term investments	44,548	41,633

Cash provided by investing activities	26,355	6,230

FINANCING ACTIVITIES:
Repayment of short- and long-term debt	(30,981)	(47,477)
Debt issuance costs	(1,185)	—

Cash used for financing activities	(32,166)	(47,477)

Net decrease in cash and cash equivalents	(9,811)	(9,891)

Cash and cash equivalents at beginning of period	55,639	106,391

Cash and cash equivalents at end of period	$45,828	$96,500

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$2,878	$3,806
Income taxes paid	$263	$309
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
(2) FAIR VALUE MEASUREMENTS
The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at
	March 27, 2011
	Level 1	Level 2	Level 3
Assets
Available-for-sale securities
U.S. government debt securities	$10,713	$—	$—
Corporate notes	2,805	—	—
Certificates of deposit	1,307	—	—
Commercial paper	1,000	—	—

Total assets	$15,825	$—	$—

	Fair Value Measurements at
	September 26, 2010
	Level 1	Level 2	Level 3
Assets
Available-for-sale securities
Corporate notes	$17,869	$—	$—
U.S. government debt securities	15,894	—	—
Certificates of deposit	11,539	—	—
Commercial paper	3,597	—	—

Total assets	$48,899	$—	$—

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
(3) INVESTMENTS
Our short-term investments are comprised of United States government debt securities, corporate notes, certificates of deposit and commercial paper. We account for securities available for sale in accordance with Financial Accounting Standards Board (“FASB”) guidance regarding accounting for certain investments in debt and equity securities, which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive income (“OCI”) within shareholders’ investment. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in “Gain (loss) on short- and long-term investments” on our condensed consolidated statements of operations. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based upon management’s intent and ability to hold these investments.

A summary of our investments as of March 27, 2011, is as follows:

		Gross Realized		Gross Unrealized
	Cost Basis	Gains	Losses	Gains	Losses	Recorded Basis
Available-for-sale securities Short-term investments Marketable securities	$15,802	$—	$—	$23	$—	$15,825
A summary of our investments as of September 26, 2010, is as follows:

		Gross Realized		Gross Unrealized
	Cost Basis	Gains	Losses	Gains	Losses	Recorded Basis
Available-for-sale securities Short-term investments Marketable securities	$48,690	$—	$—	$209	$—	$48,899
As of March 27, 2011, our short-term investments mature within one year.
As of March 27, 2011, and September 26, 2010, we had $4,980,000 and $4,174,000, respectively, of short-term investments that are restricted in use. These amounts covered outstanding letters of credit and a security for our self-insured workers compensation programs.
(4) TRADE RECEIVABLES
We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $35,781,000 at March 27, 2011, and $47,629,000 at September 26, 2010, are net of allowances of $169,000 and $372,000, respectively. As of March 27, 2011, allowances of $169,000 consisted of a $73,000 allowance for doubtful accounts and a $96,000 allowance for sales returns. As of September 26, 2010, allowances of $372,000 consisted of an $119,000 allowance for doubtful accounts and a $253,000 allowance for sales returns.
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

	Decreases in the	Reductions in the
	Allowance Related	Allowance for
September 26,	to Warranties	Returns Under	March 27,
2010	Issued	Warranties	2011
$253	$(34)	$(123)	$96

(5) INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at March 27, 2011, and September 26, 2010:

	March 27,	September 26,
	2011	2010
Raw materials	$26,341	$24,559
Work in process	15,282	10,601
Finished goods	15,798	18,408

	$57,421	$53,568

(6) SHORT- AND LONG-TERM DEBT
Short- and long-term debt consisted of the following at March 27, 2011, and September 26, 2010:

	March 27,	September 26,
	2011	2010
3.25% Notes	$122,206	$197,500
3.25% debt discount	(11,156)	(22,580)
8.50% Notes	40,000	—
8.50% debt discount	(4,580)	—
Eau Claire building mortgage	128	945
Capital lease obligations	442	606

Total debt	147,040	176,471
Less: Current maturities	(463)	(1,280)

	$146,577	$175,191

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
We have the right to redeem for cash all or a portion of the 3.25% Notes on or after January 21, 2011 at specified redemption prices, as provided in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Holders of the 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash on January 15, 2013, January 15, 2016 and January 15, 2021, or in the event of a fundamental change, at a purchase price equal to 100% of the principal amount of the 3.25% Notes to be repurchased plus any accrued but unpaid interest, to but excluding the purchase date.
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

In February 2011, we completed an offer to exchange for new securities or purchase for cash a portion of our outstanding 3.25% Notes (the “Tender/Exchange Offer”). In connection with the Tender/Exchange Offer, we issued $40,000,000 aggregate principal amount of 8.50% Convertible Senior Notes due 2026 (the “8.50% Notes”) pursuant to an indenture dated as of February 11, 2011. The 8.50% Notes are senior in right of payment to any of our existing and future subordinated indebtedness, including the 3.25% Notes that remain outstanding. Interest is payable on the 8.50% Notes on January 15 and July 15 of each year, beginning July 15, 2011. The 8.50% Notes mature on January 15, 2026. Each $1,000 principal amount of the 8.50% Notes is convertible into 116.2790 shares of our common stock (which is equal to an initial conversion price of approximately $8.60 per share), subject to adjustment. The 8.50% Notes were recorded at a carrying value which represents the fair value of debt of $35,300,000 with the difference being recorded as a debt discount of $4,700,000. The debt discount will be amortized using the effective interest rate method. Issuance costs of $1,449,000 were capitalized. The debt discount and issuance costs are being amortized over four years in consideration of the holders’ ability to require us to repurchase all or a portion of the 8.50% Notes on January 15, 2015, as described below.
We have the right to redeem the 8.50% Notes (i) on or after January 15, 2013 to, but excluding, January 15, 2015, if the closing price of our common stock equals or exceeds 150% of the conversion price, and (ii) at any time on or after January 15, 2015, in either case in whole or in part, for cash equal to 100% of the principal amount of the 8.50% Notes to be redeemed plus any accrued but unpaid interest to but excluding the redemption date. Holders of the 8.50% Notes may require us to repurchase all or a portion of their 8.50% Notes at par on each of January 15, 2015, January 15, 2016 and January 15, 2021 for cash equal to 100% of the principal amount of the 8.50% Notes to be repurchased plus any accrued but unpaid interest to but excluding the repurchase date. If a fundamental change (as defined in the indenture) occurs, each holder of 8.50% Notes will have the right to require us to repurchase all or any portion of that holder’s 8.50% Notes for cash equal to 100% of the principal amount of the 8.50% Notes to be repurchased plus any accrued but unpaid interest to but excluding the repurchase date.
As a result of the Tender/Exchange Offer, we retired an aggregate principal amount of $75,294,000 of the 3.25% Notes in February 2011. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $40,000,000 aggregate principal amount of the 8.50% Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. A total of $122,206,000 principal amount of the 3.25% Notes remains outstanding after completion of the Tender/Exchange Offer. We determined that the Tender/Exchange Offer was a substantial debt modification and applied debt extinguishment accounting. The difference between the fair value and the carrying value of the liability component of our debt at the date of extinguishment was recorded as a $5,467,000 gain on extinguishment of debt for the thirteen weeks ended March 27, 2011. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,371,000 reduction to additional paid-in capital.
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
The adoption of this guidance required us to allocate the original $225,000,000 proceeds received from the issuance of our 3.25% Notes between the applicable debt and equity components. Accordingly, we allocated $160,584,000 of the proceeds to the debt component of our 3.25% Notes and $40,859,000, net of deferred taxes of $23,557,000, to the equity conversion feature. Subsequent to the original issuance date of the 3.25% Notes, a full valuation allowance was recorded against our deferred tax assets (see Note 10 for discussion of income taxes). The debt component allocation was based on the estimated fair value of similar debt instruments without a conversion feature as determined by using a discount rate of 8.75%, which represents our estimated borrowing rate for such debt as of the date of our 3.25% Notes issuance. The difference between the cash proceeds associated with our 3.25% Notes and the debt component was recorded as a debt discount with a corresponding offset to additional paid-in-capital, net of applicable deferred taxes, representing the equity conversion feature. The debt discount that we recorded is being amortized over seven years, the expected term of our 3.25% Notes (January 19, 2006 through January 15, 2013), using the effective interest method resulting in additional non-

cash interest expense. As of March 27, 2011, the remaining period over which the debt discount will be amortized is approximately two years.
The carrying amounts of our 3.25% Notes included in our condensed consolidated balance sheets were as follows:

	March 27,	September 26,
	2011	2010
Principal balance	$122,206	$197,500
Debt discount	(11,156)	(22,580)

Convertible subordinated notes, net	$111,050	$174,920

We have recorded the following interest expense related to our 3.25% Notes in the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Coupon rate of interest (cash interest)	$1,310	$1,623	$2,915	$3,227
Debt discount amortization (non-cash interest)	1,866	2,120	4,103	4,172

Total interest expense for the 3.25% Notes	$3,176	$3,743	$7,018	$7,399

During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our Eau Claire, Wisconsin, manufacturing site, together with related equipment, for $12,924,000, which included the assumption of a mortgage by us with a 7.15% interest rate that matures in April 2011. At March 27, 2011, the mortgage balance totaled $128,000.
We lease some manufacturing equipment that has been treated as a capital lease for accounting purposes. The present value of the minimum quarterly payments under these leases resulted in an initial $686,000 of related leased assets. The outstanding lease obligations as of March 27, 2011 were $442,000.
As of March 27, 2011, we had fixed rate debt of $162,334,000. At March 27, 2011, our fixed rate debt had a fair market value of approximately $126,990,000.
(7) OTHER COMPREHENSIVE INCOME
The components of accumulated OCI, net of income taxes (see Note 10 for discussion of income taxes), are as follows:

	March 27,	September 26,
	2011	2010
Available-for-sale securities	$23	$209
Foreign currency translation	763	667

Total accumulated OCI	$786	$876

Foreign Currency Translation
Our Thailand operation uses their local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated OCI.
Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other income, net” in the consolidated statements of operations. We recognized a foreign currency loss of $68,000 for the twenty-six weeks ended March 27, 2011 primarily related to purchases denominated in U.S. dollars made by our Thailand operation.
(8) SEVERANCE AND OTHER EXPENSES
A summary of our severance and other expenses as of March 27, 2011, is as follows:

	Severance and
	Benefits	Other Expenses	Total
Accrual balances, September 26, 2010	$1,150	$—	$1,150
Cash payments	(860)	—	(860)

Accrual balances, December 26, 2010	$290	$—	$290
Restructuring charges	6,725	—	6,725
Cash payments	(368)	—	(368)

Accrual balances, March 27, 2011	$6,647	$—	$6,647
During the fourth quarter of 2010, we announced actions to reduce costs and preserve cash, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $3,674,000. As of March 27, 2011, $28,000 of the $3,674,000 remained to be paid.
During the second quarter of 2011, we announced a manufacturing consolidation and restructuring plan that will consolidate our Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin. We are also taking additional actions to resize the company, reduce costs and improve cash flow. These severance, consolidation and restructuring actions are expected to take place over the next nine months. The consolidation and restructuring actions include eliminating approximately 800 positions from our current U.S. workforce, which totaled 2,076 at the end of the second quarter of 2011. The workforce reductions resulted in charges for severance and other expenses of $6,725,000 which were included in our financial results for the thirteen weeks ended March 27, 2011. Of the total severance charges, $576,000 was related to our BioMeasurement Division. As of March 27, 2011, $6,619,000 of the $6,725,000 remained to be paid.
As part of the consolidation and restructuring plan, we expect to incur approximately $2,800,000 of future expenses related to consolidation of the Hutchinson components operations into our operations in Eau Claire, Wisconsin. As of March 27, 2011, $2,800,000 of the expenses remained to be paid and was not accrued on our balance sheet as of March 27, 2011.
(9) ASSET IMPAIRMENT
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
During the second quarter of 2011, we announced a manufacturing consolidation and restructuring plan that will consolidate our Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin. We believe the consolidation and restructuring plan, together with our continued operating losses, were a triggering event that required an impairment analysis. Our impairment analysis for the second quarter of 2011 indicated that no charge for impairment was required. Based on our forecast model, there was a cushion in excess of 10% between our expected undiscounted cash flows and the carrying value of our assets. Changes in these estimates could have a material effect on the assessment of long-lived assets.

While our impairment analysis of the long-lived assets did not result in impairment charges, the lives of the Hutchinson, Minnesota components operations long-lived assets were shortened to reflect the consolidation and restructuring plan. This resulted in accelerated depreciation of $724,000 included within cost of sales for the thirteen weeks ended March 27, 2011. We expect to record accelerated depreciation of $2,210,000 and $216,000 in our third and fourth quarters of 2011, respectively.
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
The income tax benefit for the twenty-six weeks ended March 27, 2011 was $3,000 compared to $1,773,000 for the twenty-six weeks ended March 28, 2010. The income tax benefit for the twenty-six weeks ended March 28, 2010, was primarily due to a change in U.S. tax law that enabled us to carry back some of our operating losses to prior years and apply for a refund of taxes paid in those years. This benefit was partially offset by foreign income tax expense.
(11) STOCK-BASED COMPENSATION
Under our 1996 Incentive Plan, stock options were granted to employees, including our officers, and directors at an exercise price not less than the fair market value of our common stock at the date the options are granted. The options granted generally expire ten years from the date of grant or at an earlier date as determined by the committee of our board of directors that administered the plan. Options granted under the plan prior to November 2005 generally were exercisable one year from the date of grant. Options granted under the plan since November 2005 are exercisable two to three years from the date of grant.
On January 20, 2011, our shareholders approved (i) our 2011 Equity Incentive Plan, which authorizes the issuance of 1,200,000 shares of our common stock (plus any shares that remained available on that date for future grants under our 1996 Incentive Plan) for equity-based awards (no further awards will be made under our 1996 Incentive Plan), and (ii) the amendment and restatement of our employee stock purchase plan, to increase the maximum number of shares of our common stock authorized for issuance under that plan by 1,000,000 shares, to a total of 2,500,000, and provide means by which eligible employees of our foreign subsidiaries may participate in that plan.

We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $611,000 and $1,035,000 for the thirteen weeks ended March 27, 2011, and March 28, 2010, respectively; and $1,361,000 and $2,031,000 for the twenty-six weeks ended March 27, 2011 and March 28, 2010, respectively. As of March 27, 2011, $3,901,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 21 months.
We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the twenty-six weeks ended March 27, 2011, and March 28, 2010, were $2.23 and $5.49, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Twenty-Six Weeks Ended
	March 27, 2011	March 28, 2010
Risk-free interest rate	2.3%	2.7%
Expected volatility	80.0%	80.0%
Expected life (in years)	7.2	7.4
Dividend yield	—	—
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.
Option transactions during the thirteen weeks ended March 27, 2011, are summarized as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Aggregate Intrinsic
	Number of Shares	Exercise Price ($)	(yrs.)	Value ($)
Outstanding at September 26, 2010	3,910,909	18.39	5.8	197,000
Granted	833,831	3.04
Exercised	—	—
Expired/Canceled	(571,367)	19.56

Outstanding at March 27, 2011	4,173,373	15.16	6.4	—

Options exercisable at March 27, 2011	2,278,776	23.70	4.5	—

The following table summarizes the status of options that remain subject to vesting:

		Weighted-Average
		Grant Date Fair
	Number of Shares	Value ($)
Non-vested at September 26, 2010	1,638,907	5.13
Granted	833,831	2.24
Vested	(434,329)	6.16
Canceled	(143,812)	6.07

Non-vested at March 27, 2011	1,894,597	3.55

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
Range of Exercise	Number	Contractual Life	Weighted-Average	Number	Weighted-Average
Prices ($)	Outstanding	(yrs.)	Exercise Price ($)	Exercisable	Exercise Price ($)
3.03-5.00	1,349,138	8.7	3.04	264,138	3.03
5.01-10.00	807,097	8.7	7.34	—	—
10.01-20.00	25,000	6.9	15.83	22,500	15.98
20.01-25.00	875,942	3.1	23.18	875,942	23.18
25.01-30.00	655,566	5.8	26.79	655,566	26.79
30.01-45.06	460,630	3.2	32.52	460,630	32.52

Total	4,173,373	6.4	15.16	2,278,776	23.70

(12) EARNINGS (LOSS) PER SHARE
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share identifies the dilutive effect of potential common shares using net income available to common shareholders and is computed (i) using the treasury stock method for outstanding stock options and the if-converted method for the 8.50% Notes, and (ii) in accordance with FASB guidance relating to the effect of contingently convertible instruments on diluted earnings per share for the 3.25% Notes. A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
Net (loss) income	$(20,482)	$(15,590)	$(37,432)	$(13,370)

Weighted-average common shares outstanding	23,375	23,360	23,373	23,359
Dilutive potential common shares	—	—	—	—

Weighted-average common and diluted shares outstanding	23,375	23,360	23,373	23,359

Basic (loss) earnings per share	$(0.88)	$(0.67)	$(1.60)	$(0.57)

Diluted (loss) earnings per share	$(0.88)	$(0.67)	$(1.60)	$(0.57)

Options to purchase 2,874,000 and 2,874,000 shares were not included for the thirteen weeks and twenty-six weeks ended March 27, 2011, respectively, and options to purchase 2,633,000 and 2,686,000 shares were not included for the thirteen weeks and twenty-six weeks ended March 28, 2010, respectively, because they were anti-dilutive.
Diluted loss per share for the thirteen weeks and twenty-six weeks ended March 27, 2011, excludes potential common shares of 51,000 and 73,000, respectively, using the treasury stock method and 4,651,000 and 4,651,000, respectively, using the if-converted method for the 8.50% Notes, as they were anti-dilutive. Diluted loss per share for the thirteen weeks and twenty-six weeks ended March 28, 2010, excludes potential common shares of 301,000 and 276,000, respectively, using the treasury stock method and potential common shares of 1,164,000 and 1,335,000, respectively, using the if-converted method for our $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes that were retired in 2010, as they were anti-dilutive.
(13) SEGMENT REPORTING
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
The following table represents net sales by product for each reportable segment and operating (loss) income for each reportable segment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
Net sales:
Disk Drive Components Division:
Suspension assemblies	$61,282	$85,344	$127,522	$190,944
Other products	1,281	1,583	2,743	3,730

Total Disk Drive Components Division	62,563	86,927	130,265	194,674
BioMeasurement Division	718	687	1,260	1,196

	$63,281	$87,614	$131,525	$195,870

(Loss) income from operations:
Disk Drive Components Division	$(20,730)	$(6,044)	$(32,177)	$1,976
BioMeasurement Division	(2,714)	(5,276)	(5,626)	(10,167)

	$(23,444)	$(11,320)	$(37,803)	$(8,191)

(14) SUBSEQUENT EVENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2012” mean our fiscal year ending September 29, 2012, references to “2011” mean our fiscal year ending September 25, 2011, references to “2010” mean our fiscal year ended September 26, 2010, references to “2009” mean our fiscal year ended September 27, 2009, and references to “2008” mean our fiscal year ended September 28, 2008.
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
On March 8, 2011, we announced a manufacturing consolidation and restructuring plan intended to help us achieve our goal of being the lowest cost manufacturer of suspension assemblies. Under the consolidation and restructuring plan, we will consolidate our Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin. Our Hutchinson, Minnesota site will continue to serve as our corporate headquarters and our center for research and development and other specialized operations. We are also taking additional actions to resize the company, reduce costs and improve cash flow while keeping intact capabilities core to our competitive position and future growth.

Improvements in our TSA+ product yield and output, together with a faster than expected ramp of our assembly operation in Thailand, have provided an opportunity to further lower our operating costs. With a faster than expected transition from our legacy TSA component manufacturing process to our more automated TSA+ process, we need fewer employees to meet customers’ volume requirements. Additionally, progress at our Thailand assembly operation is enabling us to accelerate the transition of assembly manufacturing to that location. The consolidation and restructuring actions include:
•	eliminating approximately 800 positions from our current U.S. workforce which totaled 2,076 at the end of the second quarter of 2011, resulting in charges for severance and other expenses of $6,725,000 included in the thirteen weeks ended March 27, 2011;

•	future expenses of approximately $2,800,000 to consolidate the Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin; and

•	shortening the lives of the Hutchinson, Minnesota components operations long-lived assets, which resulted in accelerated depreciation of $724,000 included within cost of sales for the thirteen weeks ended March 27, 2011. We also expect to record accelerated depreciation of $2,210,000 and $216,000 in our third and fourth quarters of 2011, respectively.
These consolidation and restructuring actions are expected to take place over the next nine months and are expected to reduce our costs by approximately $50,000,000 to $55,000,000 on an annualized basis by the start of the second quarter of 2012.
In February 2011, we completed an offer to exchange for new securities or purchase for cash a portion of our outstanding 3.25% Notes (the “Tender/Exchange Offer”). We retired an aggregate principal amount of $75,294,000 of our $225,000,000 original aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $40,000,000 aggregate principal amount of 8.50% Convertible Senior Notes due 2026 in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes, as discussed below.
We are a supplier to all manufacturers of disk drives and head-gimbal assemblers. Sales to our four largest customers constituted 98% of net sales for the twenty-six weeks ended March 27, 2011 as shown in the following table.

Western Digital Corporation	58%
SAE Magnetics, Ltd/TDK Corporation	17%
Hitachi and affiliates	12%
Seagate Technology, LLC	11%
Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Toshiba and Western Digital Corporation, which may purchase read/write head assemblies from read/write head manufacturers that utilize our suspension assemblies. During the first and second quarter of 2011, we had a shift in the mix of shipments to our customers due to a greater percentage of our suspension assemblies being shipped directly to the large manufacturers of disk drives and a change in our position at Toshiba, as we are no longer its primary suspension assembly supplier. The disk drive industry has consolidated significantly in recent years. In October 2009, Toshiba Corporation completed its acquisition of the hard disk drive business of Fujitsu Limited of Japan. In March 2011, Western Digital announced that it expects to close on its acquisition of Hitachi Global Storage Technologies during the third quarter of calendar 2011. In April 2011, Seagate Technology, LLC and Samsung Electronics Co., Ltd., announced that they have entered into a definitive agreement to significantly expand and strengthen their strategic relationship by further aligning their respective ownership, investments and key technologies which is expected to be complete by the end of calendar year 2011. We expect to continue to depend on a limited number of customers for our sales, given the small number of disk drive manufacturers and head-gimbal assemblers. Our results of operations could be adversely affected by reduced demand from a major customer.

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

	Suspension Assembly Shipments by Quarter
	2010				2011
	First	Second	Third	Fourth	First	Second
Suspension assembly shipment quantities	155	130	117	110	107	102
In our second quarter 2010, our 16 percent sequential quarter decline in shipments was more than the estimated decline in world-wide suspension assembly shipments. This market share loss resulted primarily from our broad implementation of a TSA+ process improvement in that quarter that prevented us from meeting demand and from share shifts among disk drive manufacturers. Our third quarter 2010 shipments declined about 11 percent sequentially primarily due to reductions in disk drive makers’ production plans. In addition, we lost volume late in the quarter due to a defect on some of our TSA+ product which prevented us from realizing expected share growth opportunities on certain customer programs. Our fourth quarter 2010 shipments declined about five percent due to inventory reductions at a certain customer that reduced our shipments, and shipments were also negatively impacted by the TSA+ product defect we encountered late in the third quarter of 2010. Our first quarter 2011 shipments decreased about four percent compared with the preceding quarter, primarily due to one of our customers managing down its existing inventory. Our second quarter 2011 shipments decreased an additional 4 percent compared with the preceding quarter as a result of our customers’ reduced production plans.
Our second quarter 2011 shipments of TSA+ suspension assemblies accounted for 53% of our total second quarter 2011 shipments, up from 45% in the preceding quarter. In the first quarter of 2011, we eliminated the cost burden of TSA+ flexure production during a four-week period in which we reached certain levels of yield, output and capacity utilization. With TSA+ yields continuing to improve, our future TSA+ cost burden will primarily be determined by our TSA+ output and capacity utilization. We expect our cost per part to decrease further as our product mix continues to transition from subtractive TSA suspensions to additive TSA+ suspensions and as our TSA+ process efficiency and capacity utilization improves. We currently expect TSA+ suspension assemblies to account for two-thirds or more of our shipments by the end of 2011.
Our average selling price declined to $0.62 in the first quarter of 2011 and $0.60 in the second quarter of 2011, down from $0.66 in the fourth quarter of 2010. This decline in average selling price was a result of a continuing competitive pricing environment and a change in the mix of customers and products shipped. We expect continued downward pressure on our average selling price in 2011.
During the fourth quarter of 2010, we completed construction of our Thailand facility. Our assembly operation in Thailand has been qualified, and volume product is being shipped from the site. We are now focusing on increasing volume to further improve our cost position and customer service. For the thirteen weeks ended December 26, 2010, we spent approximately $4,700,000 in manufacturing related start-up costs compared to approximately $500,000 for the thirteen weeks ended December 27, 2009, all of which was classified as selling, general and administrative expenses. In our second quarter of 2011, due to the completion of program qualification and increasing volume of shipments of product to our customer, manufacturing expenses from our Thailand assembly operations are now classified in cost of sales.
We continue to supply prototype volumes of dual-stage actuated (DSA) suspensions for customers’ programs that are currently in development. Our leading designs, proven capabilities and established capacity for DSA suspensions position us well to meet our customers’ needs for this technology, which is currently expected to be more widely adopted in 2012.
In December 2010, we began selling a new product, the InSpectra StO2 Spot Check, in countries that recognize the CE Mark. In March 2011, we received U.S. Food and Drug Administration clearance to market the product in the United States. This handheld device enables clinicians to quickly and cost-effectively identify at-risk patients, who can then be continuously monitored with our InSpectra StO2 Tissue Oxygenation Monitor.
Compared with the preceding quarter, our first quarter 2011 loss was reduced by our 2010 cost reductions, a reduced TSA+ cost burden and better utilization of our component manufacturing capacity, as we increased our TSA+ flexure inventory to provide supply assurance for our customers and increased our component inventory to support the production ramp at our Thailand assembly operation. Our second quarter 2011 loss, however, increased compared with the preceding quarter due to lower net sales.
We expect the favorable yield and output trends for our TSA+ products, steadily higher volume at our Thailand assembly operations and benefits from our consolidation and restructuring plans will improve our cost structure and competitive position and should accelerate our return to positive cash flow and profitability. As part of the restructuring plan, we are also further reducing costs in our BioMeasurement Division. However, for 2011, we expect operating losses in both our Disk Drive Components and BioMeasurement Divisions.
We are not currently experiencing any components or materials shortages for our operations as a result of events in Japan. However, the full impact of the Japan earthquake continues to be evaluated, and sales of hard disk drives could be affected by disruptions in the hard disk drive or PC supply chain. We currently expect our suspension assembly shipments in the third quarter 2011 to be relatively flat compared with our second quarter 2011 shipments. Beginning in our fourth quarter 2011, we expect our market share to increase modestly as a new hard disk drive program becomes qualified and ramps to higher volume.
RESULTS OF OPERATIONS
Thirteen Weeks Ended March 27, 2011 vs. Thirteen Weeks Ended March 28, 2010
Net sales for the thirteen weeks ended March 27, 2011, were $63,281,000, compared to $87,614,000 for the thirteen weeks ended March 28, 2010, a decrease of $24,333,000. Suspension assembly sales decreased $24,062,000 from the thirteen weeks ended March 28, 2010, primarily as a result of a 28% decrease in suspension assembly unit shipments and our average selling price decreasing from $0.66 to $0.60 during the same period due to competitive pressures and the mix of products shipped. The decrease in unit shipments was primarily due to market share losses. Net sales in our BioMeasurement Division for the thirteen weeks ended March 27, 2011 were $718,000, compared to $687,000 for the thirteen weeks ended March 28, 2010.
Gross loss for the thirteen weeks ended March 27, 2011, was $2,298,000, compared to gross profit of $7,315,000 for the thirteen weeks ended March 28, 2010, a decrease of $9,613,000. Gross loss as a percent of net sales was 4 percent and gross profit as a percent of sales was 8 percent, respectively. The lower gross profit was primarily the result of reduced sales, which reduced our ability to cover our fixed costs, no longer classifying our Thailand assembly manufacturing expenses as selling, general and administrative expenses, and $724,000 of accelerated depreciation as a result of the consolidation and restructuring plan discussed above.
Research and development expenses for the thirteen weeks ended March 27, 2011, were $3,914,000, compared to $5,436,000 for the thirteen weeks ended March 28, 2010, a decrease of $1,522,000. The decrease was primarily due to lower labor expenses and reduced spending in our BioMeasurement Division as a result of the restructuring efforts that occurred late in 2010.
Selling, general and administrative expenses for the thirteen weeks ended March 27, 2011, were $10,507,000, compared to $13,199,000 for the thirteen weeks ended March 28, 2010, a decrease of $2,692,000. The decrease was primarily due to classifying our Thailand assembly manufacturing expenses as cost of sales beginning with the thirteen weeks ended March 27, 2011 and lower BioMeasurement Division expenses primarily due to the restructuring efforts that occurred late in 2010.
During the second quarter of 2011, we announced a manufacturing consolidation and restructuring plan that includes eliminating approximately 800 positions from our current U.S. workforce. The workforce reductions resulted in charges for severance and other expenses of $6,725,000. Of the total severance charges, $576,000 was related to our BioMeasurement Division.
Income from operations for the thirteen weeks ended March 27, 2011, included a $2,714,000 loss from operations for our BioMeasurement Division, compared to a $5,276,000 loss from BioMeasurement Division operations for the thirteen weeks ended March 28, 2010. The BioMeasurement Division operating loss for the thirteen weeks ended March 27, 2011 was reduced by the restructuring efforts discussed above.
As a result of the Tender/Exchange Offer, we retired an aggregate principal amount of $75,294,000 of the 3.25% Notes in February 2011. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $40,000,000 aggregate principal amount of the 8.50% Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. A total of $122,206,000 principal amount of the 3.25% Notes remains outstanding after completion of the Tender/Exchange Offer. We determined that the Tender/Exchange Offer was a substantial debt modification and applied debt extinguishment accounting. The difference between the fair value and the carrying value of the liability component of our debt at the date of extinguishment was recorded as a $5,467,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,371,000 reduction to additional paid-in capital.
The gain on short- and long-term investments was $496,000 for the thirteen weeks ended March 27, 2011, compared to a $420,000 loss for the thirteen weeks ended March 28, 2010. The gain for the thirteen weeks ended March 27, 2011, was due to payments received by us under a settlement agreement. Auction rate securities (“ARS”) previously held by us were subsequently sold by the settlement parties at a price that was higher than the price identified in the settlement agreement. The loss for the thirteen weeks ended March 28, 2010, was due to the settlement agreement providing for the sale of a portion of our ARS portfolio.
Twenty-Six Weeks Ended March 27, 2011 vs. Twenty-Six Weeks Ended March 28, 2010
Net sales for the twenty-six weeks ended March 27, 2011, were $131,525,000, compared to $195,870,000 for the twenty-six weeks ended March 28, 2010, a decrease of $64,345,000. Suspension assembly sales decreased $63,422,000 from the twenty-six weeks ended March 28, 2010, primarily as a result of a 27% decrease in suspension assembly unit shipments and our average selling price decreasing from $0.67 to $0.60 during the same period due to a continuing competitive pricing environment and the mix of products shipped. The decrease in unit shipments was primarily due to market share losses. Net sales in our BioMeasurement Division for the twenty-six weeks ended March 27, 2011 were $1,260,000, compared to $1,196,000 for the twenty-six weeks ended March 28, 2010.
Gross profit for the twenty-six weeks ended March 27, 2011, was $1,026,000, compared to gross profit of $28,092,000 for the twenty-six weeks ended March 28, 2010, a decrease of $27,066,000. Gross profit as a percent of net sales was 1 percent and 14 percent for the twenty-six weeks ended March 27, 2011, and March 28, 2010, respectively. The lower gross profit was primarily the result of reduced sales, which reduced our ability to cover our fixed costs, no longer classifying our Thailand assembly manufacturing expenses as selling, general and administrative expenses and $724,000 of accelerated depreciation as a result of the consolidation and restructuring plan discussed above.
Research and development expenses for the twenty-six weeks ended March 27, 2011, were $7,963,000, compared to $10,583,000 for the twenty-six weeks ended March 28, 2010, a decrease of $2,620,000. The decrease was primarily due to lower labor expenses and reduced spending in our BioMeasurement Division as a result of the restructuring efforts that occurred late in 2010.
Selling, general and administrative expenses for the twenty-six weeks ended March 27, 2011, were $24,141,000, compared to $25,700,000 for the twenty-six weeks ended March 28, 2010, a decrease of $1,559,000. The decrease was primarily due to classifying our Thailand assembly manufacturing expenses as cost of sales beginning with the thirteen weeks ended March 27, 2011 and lower BioMeasurement Division expenses primarily due to the restructuring efforts that occurred late in 2010.
During the second quarter of 2011, we announced a manufacturing consolidation and restructuring plan that includes eliminating approximately 800 positions from our current U.S. workforce. The workforce reductions resulted in charges for severance and other expenses of $6,725,000. Of the total severance charges, $576,000 was related to our BioMeasurement Division.

Loss from operations for the twenty-six weeks ended March 27, 2011, included a $5,626,000 loss from operations in our BioMeasurement Division, compared to a $10,167,000 loss from BioMeasurement Division operations for the twenty-six weeks ended March 28, 2010.
As a result of the Tender/Exchange Offer, we retired an aggregate principal amount of $75,294,000 of the 3.25% Notes in February 2011. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $40,000,000 aggregate principal amount of the 8.50% Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. A total of $122,206,000 principal amount of the 3.25% Notes remains outstanding after completion of the Tender/Exchange Offer. We determined that the Tender/Exchange Offer was a substantial debt modification and applied debt extinguishment accounting. The difference between the fair value and the carrying value of the liability component of our debt at the date of extinguishment was recorded as a $5,467,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,371,000 reduction to additional paid-in capital.
Interest income for the twenty-six weeks ended March 27, 2011, was $97,000, compared to $937,000 for the twenty-six weeks ended March 28, 2010, a decrease of $840,000. The decrease in interest income was primarily due to a lower cash balance.
The gain on short- and long-term investments was $860,000 for the twenty-six weeks ended March 27, 2011, compared to a $356,000 loss for the twenty-six weeks ended March 28, 2010. The gain for the twenty-six weeks ended March 27, 2011, was due to payments received by us under a settlement agreement. Auction rate securities (“ARS”) previously held by us were subsequently sold by the settlement parties at a price that was higher than the price identified in the settlement agreement. The loss for the twenty-six weeks ended March 28, 2010, was due to the settlement agreement providing for the sale of a portion of our ARS portfolio.
The income tax benefit for the twenty-six weeks ended March 27, 2011 was $3,000 compared to $1,773,000 for the twenty-six weeks ended March 28, 2010. The income tax benefit for the twenty-six weeks ended March 28, 2010, was primarily due to a change in U.S. tax law that enabled us to carry back some of our operating losses to prior years and apply for a refund of taxes paid in those years. This benefit was partially offset by foreign income tax expense.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents decreased from $55,639,000 at September 26, 2010, to $45,828,000 at March 27, 2011. Our short-term investments decreased from $48,899,000 to $15,825,000 during the same period. In total, our cash and cash equivalents and short-term investments decreased by $42,885,000. The decrease was primarily due to $32,166,000 used in the Tender/Exchange Offer, as described below, $7,393,000 of capital spending and $4,000,000 of cash used by operations.
In light of the significant decreases in our net sales over the past two years and current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations and additional financing, if needed and as available given current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, other debt service requirements, debt and equity repurchases and capital expenditures through 2011. Holders of our $122,206,000 par value outstanding 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. We anticipate that we would need to obtain additional financing if the holders of our 3.25% Notes require us to purchase all or a portion of their 3.25% Notes for cash on that date. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be certain that we will be able to raise additional financing on terms acceptable to us, including covenants that we will be able to comply with in the short term, or at all, if needed. If we are unable to obtain new financing, if and when necessary, our future financial results and liquidity could be materially adversely affected.

In January 2006, we issued $225,000,000 aggregate principal amount of the 3.25% Notes. The 3.25% Notes were issued pursuant to an Indenture dated as of January 25, 2006 (the “Indenture”). Interest on the 3.25% Notes is payable on January 15 and July 15 of each year, which began on July 15, 2006.
We have the right to redeem for cash all or a portion of the 3.25% Notes on or after January 21, 2011 at specified redemption prices, as provided in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Holders of the 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash on January 15, 2013, January 15, 2016, and January 15, 2021, or in the event of a fundamental change, at a purchase price equal to 100% of the principal amount of the 3.25% Notes to be repurchased plus any accrued but unpaid interest, to but excluding the purchase date.
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
In February 2011, we completed the Tender/Exchange Offer. In connection with the Tender/Exchange Offer, we issued $40,000,000 of the 8.50% Notes pursuant to an indenture dated as of February 11, 2011. The 8.50% Notes are senior in right of payment to any of our existing and future subordinated indebtedness, including the 3.25% Notes that remain outstanding. Interest is payable on the 8.50% Notes on January 15 and July 15 of each year, beginning July 15, 2011. The 8.50% Notes mature on January 15, 2026. Each $1,000 principal amount of the 8.50% Notes is convertible into 116.2790 shares of our common stock (which is equal to an initial conversion price of approximately $8.60 per share), subject to adjustment.
We have the right to redeem the 8.50% Notes (i) on or after January 15, 2013 to, but excluding, January 15, 2015, if the closing price of our common stock equals or exceeds 150% of the conversion price, and (ii) at any time on or after January 15, 2015, in either case in whole or in part, for cash equal to 100% of the principal amount of the 8.50% Notes to be redeemed plus any accrued but unpaid interest to but excluding the redemption date. Holders of the 8.50% Notes may require us to repurchase all or a portion of their 8.50% Notes at par on each of January 15, 2015, January 15, 2016 and January 15, 2021 for cash equal to 100% of the principal amount of the 8.50% Notes to be repurchased plus any accrued but unpaid interest to but excluding the repurchase date. If a fundamental change (as defined in the indenture) occurs, each holder of 8.50% Notes will have the right to require us to repurchase all or any portion of that holder’s 8.50% Notes for cash equal to 100% of the principal amount of the 8.50% Notes to be repurchased plus any accrued but unpaid interest to but excluding the repurchase date.
As a result of the Tender/Exchange Offer, we retired an aggregate principal amount of $75,294,000 of the 3.25% Notes in February 2011. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $40,000,000 aggregate principal amount of the 8.50% Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes.
During the fourth quarter of 2009, we spent $19,987,000 to repurchase $27,500,000 par value of our 3.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 27 percent. Upon completion of the repurchases, the repurchased 3.25% Notes were cancelled. A total of $122,206,000 principal amount of the 3.25% Notes remain outstanding after completion of the repurchase and the Tender/Exchange Offer.
Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $7,393,000 for the twenty-six weeks ended March 27, 2011. We anticipate capital expenditures to be approximately $20,000,000 to $25,000,000 in 2011, primarily for TSA+ flexure production capacity and tooling and manufacturing equipment for new process technology and capability improvements, such as DSA suspension assemblies. As the full transition to TSA+ suspensions takes place, over the next two to three years, our capital expenditures could increase as we add capacity as needed. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents and short-term investments or additional financing, if available given current credit market conditions and our operating performance.
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
We manage our capital spending to reflect the capacity that we expect will be needed to meet disk drive industry customer forecasts. However, existing work in process with suppliers and lengthy lead times sometimes prevent us from adjusting our capital expenditures to match near-term demand. This can result in underutilization of capacity, which could lower gross profit.
Although we are reducing the cost structure of our BioMeasurement Division, we will continue to market and sell our InSpectra StO2 products and will have continued operating losses until our products are more widely accepted in the marketplace. For the twenty-six weeks ended March 27, 2011, our BioMeasurement Division incurred an operating loss of $5,626,000. These losses, along with growing working capital needs as the business grows, will negatively affect our ability to generate cash.
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

FORWARD-LOOKING STATEMENTS
Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may constitute forward-looking statements. Forward-looking statements speak only as of the date on which the statements are mad and include, but are not limited to, statements regarding the following: the demand for and shipments of disk drives, suspension assemblies and suspension assembly components, disk drive and suspension assembly technology and development, the development of and market demand for medical devices, product commercialization and adoption, production capabilities, capital expenditures and capital resources, average selling prices, product costs, inventory levels, division and company-wide revenue, gross profits and operating results, manufacturing capacity, assembly operations in Asia, cost reductions and economic and market conditions. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan,” “goal,” “should” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended September 26, 2010. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Except as otherwise required by law, we undertake no obligation to update any forward-looking statement for any reason. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as noted in this Item 3, there have been no material changes in our exposure to market risk or to our quantitative and qualitative disclosures about market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 26, 2010.
As of March 27, 2011, we had fixed rate debt of $162,334,000. At March 27, 2011, our fixed rate debt had a fair market value of approximately $126,990,000.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 27, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Natural disasters in certain regions could adversely affect our supply chain or our customer base which, in turn, could have a negative impact on our business, our ability to deliver or receive products and demand for our products.
We cannot be certain what impact the occurrence of natural disasters in certain regions, such as the recent earthquake and tsunami in Japan, could have on our ability to produce and supply our products to our customers and to what extent our customers could decrease or cancel orders. These events could cause sales of hard disk drives to be negatively affected by disruptions in the hard disk drive or PC supply chain. Any such occurrences could materially adversely affect our business, financial condition and results of operations.
ITEM 6. EXHIBITS
(a) Exhibits:
Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 001-34838.

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/2002; File No. 0-14709).

3.2	Restated By-Laws of HTI, as amended December 3, 2008 (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 12/9/2008; File No. 0-14709).

4.1	Indenture, dated as of February 11, 2011, among HTI and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to HTI’s Current Report on Form 8-K filed 02/11/2011).

4.2	8.50% Convertible Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to HTI’s Current Report on Form 8-K filed 02/11/2011).

#10.1	HTI Severance Pay Plan (as amended and restated effective March 8, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED
Date: April 28, 2011	By	/s/ Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date: April 28, 2011	By	/s/ David P. Radloff
David P. Radloff
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of HTI.	Incorporated by Reference

3.2	Restated By-Laws of HTI, as amended December 3, 2008.	Incorporated by Reference

4.1	Indenture, dated as of February 11, 2011, among HTI and Wells Fargo Bank, National Association, as trustee.	Incorporated by Reference

4.2	8.50% Convertible Senior Note due 2026.	Incorporated by Reference

10.1	HTI Severance Pay Plan (as amended and restated effective March 8, 2011).	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically