Form 10-Q/A
period 2011-03-27
HUTCHINSON TECHNOLOGY INC
filed 2011-06-15
CIK 772897

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to correct a typographical error in the text of Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2011 (the “Original Report”), filed with the Securities and Exchange Commission (“SEC”) on April 28, 2011. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amendment contains the complete text of Part II, Item 6, as amended.

Except as described above, we have not modified or updated other disclosures presented in the Original Report. This Amendment does not amend, update or change the financial statements or any other disclosures in the Original Report and does not reflect events occurring after the filing of the Original Report. This Amendment should be read in conjunction with our other filings with the SEC subsequent to the filing of the Original Report.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits:

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 001-34838.

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/2002; File No. 0-14709).

3.2	Restated By-Laws of HTI, as amended December 3, 2008 (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 12/9/2008; File No. 0-14709).

4.1	Indenture, dated as of February 11, 2011, among HTI and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to HTI’s Current Report on Form 8-K filed 02/11/2011).

4.2	8.50% Convertible Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to HTI’s Current Report on Form 8-K filed 02/11/2011).

#10.1	HTI Severance Pay Plan (as amended and restated effective March 8, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.*

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.
*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED

Date:	June 15, 2011	By	/s/ WAYNE M. FORTUN
Wayne M. Fortun President and Chief Executive Officer

Date:	June 15, 2011	By	/s/ DAVID P. RADLOFF
David P. Radloff Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of HTI.	Incorporated by Reference

3.2	Restated By-Laws of HTI, as amended December 3, 2008.	Incorporated by Reference

4.1	Indenture, dated as of February 11, 2011, among HTI and Wells Fargo Bank, National Association, as trustee.	Incorporated by Reference

4.2	8.50% Convertible Senior Note due 2026.	Incorporated by Reference

10.1	HTI Severance Pay Plan (as amended and restated effective March 8, 2011).	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically

32	Section 1350 Certifications.	Previously Filed