Form 10-Q
period 2011-06-26
HUTCHINSON TECHNOLOGY INC
filed 2011-08-03
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 26, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-34838

Hutchinson Technology Incorporated
(Exact name of registrant as specified in its charter)

Minnesota	41-0901840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West Highland Park Drive N.E. Hutchinson, Minnesota	55350
(Address of principal executive offices)	(Zip Code)

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

As of August 1, 2011, the registrant had 23,379,288 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	June 26, 2011	September 26, 2010
ASSETS
Current assets:
Cash and cash equivalents including $2,618 and $0 restricted (Note 2)	$53,313	$55,639
Short-term investments including $1,612 and $4,174 restricted (Note 4)	1,612	48,899
Trade receivables, net	47,156	47,629
Other receivables	7,843	7,849
Inventories	55,496	53,568
Other current assets	1,901	2,353
Total current assets	167,321	215,937

Property, plant and equipment, net	228,918	258,233
Other assets	7,485	5,542
Total assets	$403,724	$479,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$315	$1,280
Accounts payable	16,724	15,788
Accrued expenses	8,486	8,593
Accrued compensation (Note 9)	14,272	12,911
Total current liabilities	39,797	38,572

Convertible notes (Note 7)	148,138	174,920
Long-term debt, less current maturities	42	271
Other long-term liabilities	1,369	1,271
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,379,000 and 23,371,000 issued and outstanding	234	234
Additional paid-in capital	420,664	422,089
Accumulated other comprehensive income	373	876
Accumulated loss	(206,893)	(158,521)
Total shareholders’ equity	214,378	264,678
Total liabilities and shareholders’ equity	$403,724	$479,712

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010

Net sales	$72,180	$77,293	$203,705	$273,163
Cost of sales (Note 10)	67,990	72,386	198,490	240,164
Gross profit	4,190	4,907	5,215	32,999

Research and development expenses	3,522	5,553	11,485	16,136
Selling, general and administrative expenses	8,772	14,686	32,913	40,386
Severance and other expenses (Note 9)	(332)	–	6,393	–
Loss from operations	(7,772)	(15,332)	(45,576)	(23,523)

Other income, net	263	437	1,657	1,257
Interest income	17	304	114	1,241
Gain on extinguishment of debt	–	–	5,467	6
Interest expense	(3,562)	(3,865)	(11,011)	(12,224)
Gain (loss) on short- and long-term investments	118	37	978	(319)
Loss before income taxes	(10,936)	(18,419)	$(48,371)	$(33,562)
Provision (benefit) for income taxes	4	81	$1	$(1,692)
Net loss	$(10,940)	$(18,500)	$(48,372)	$(31,870)
Basic loss per share	$(0.47)	$(0.79)	$(2.07)	$(1.36)
Diluted loss per share	$(0.47)	$(0.79)	$(2.07)	$(1.36)

Weighted-average common shares outstanding	23,379	23,362	23,375	23,360
Weighted-average common and diluted shares outstanding	23,379	23,362	23,375	23,360

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(In thousands)

	Thirty-Nine Weeks Ended
	June 26, 2011	June 27, 2010
OPERATING ACTIVITIES:
Net loss	$(48,372)	$(31,870)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Depreciation and amortization (Note 10)	37,658	41,457
Stock-based compensation	1,946	3,039
(Gain) loss on short- and long-term investments	(978)	319
Loss on disposal of assets	788	11
Severance and other expenses (Note 9)	2,420	–
Asset impairment charge (Note 10)	–	2,294
Non-cash interest expense	5,891	6,290
Gain on extinguishment of debt	(5,467)	(6)
Changes in operating assets and liabilities	(1,811)	12,696
Cash (used for) provided by operating activities	(7,925)	34,230

INVESTING ACTIVITIES:
Capital expenditures	(9,542)	(22,690)
Purchases of short-term investments	(12,412)	(71,739)
Sales/maturities of short-term investments	60,468	75,811
Cash provided by (used for) investing activities	38,514	(18,618)

FINANCING ACTIVITIES:
Repayment of long-term debt	(31,194)	(68,434)
Debt issuance costs	(1,721)	–
Proceeds from issuance of common stock	–	27
Cash used for financing activities	(32,915)	(68,407)

Net decrease in cash and cash equivalents	(2,326)	(52,795)

Cash and cash equivalents at beginning of period	55,639	106,391

Cash and cash equivalents at end of period	$53,313	$53,596

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$2,947	$3,794
Income taxes paid	$326	$411

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

(2)  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of all highly liquid investments with original maturities of ninety days or less. As of June 26, 2011 we had $2,618,000 of cash and cash equivalents that were restricted in use. This amount covered outstanding letters of credit.

(3)  FAIR VALUE MEASUREMENTS

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at June 26, 2011
	Level 1	Level 2	Level 3
Assets
Available-for-sale securities
U.S. government debt securities	$1,612	$–	$–
Total assets	$1,612	$–	$–

	Fair Value Measurements at September 26, 2010
	Level 1	Level 2	Level 3
Assets
Available-for-sale securities
Corporate notes	$17,869	$–	$–
U.S. government debt securities	15,894	–	–
Certificates of deposit	11,539	–	–
Commercial paper	3,597	–	–
Total assets	$48,899	$–	$–

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

(4)  INVESTMENTS

Our short-term investments currently are comprised of U.S. government debt securities. We account for securities available for sale in accordance with Financial Accounting Standards Board (“FASB”)  guidance regarding accounting for certain investments in debt and equity securities, which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive income (“OCI”) within shareholders’ investment. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in “Gain (loss) on short- and long-term investments” on our condensed consolidated statements of operations. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based upon management’s intent and ability to hold these investments.

A summary of our investments as of June 26, 2011, is as follows:

		Gross Realized		Gross Unrealized		Recorded
	Cost Basis	Gains	Losses	Gains	Losses	Basis

Available-for-sale securities
Short-term investments
Marketable securities	$1,612	$–	$–	$–	$–	$1,612

A summary of our investments as of September 26, 2010, is as follows:

		Gross Realized		Gross Unrealized		Recorded
	Cost Basis	Gains	Losses	Gains	Losses	Basis

Available-for-sale securities
Short-term investments
Marketable securities	$48,690	$–	$–	$209	$–	$48,899

As of June 26, 2011, our short-term investments mature within one year.

As of June 26, 2011, and September 26, 2010, we had $1,612,000 and $4,174,000, respectively, of short-term investments that were restricted in use. These amounts covered a security for our self-insured workers compensation programs and outstanding letters of credit.

(5)  TRADE RECEIVABLES

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $47,156,000 at June 26, 2011, and $47,629,000 at September 26, 2010, are net of allowances of $162,000 and $372,000, respectively. As of June 26, 2011, allowances of $162,000 consisted of a $73,000 allowance for doubtful accounts and an $89,000 allowance for sales returns. As of September 26, 2010, allowances of $372,000 consisted of an $119,000 allowance for doubtful accounts and a $253,000 allowance for sales returns.

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

September 26, 2010	Decreases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	June 26, 2011
$253	$(25)	$(139)	$89

(6)  INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at June 26, 2011, and September 26, 2010:

	June 26, 2011	September 26, 2010

Raw materials	$22,120	$24,559
Work in process	14,767	10,601
Finished goods	18,609	18,408
	$55,496	$53,568

(7)  SHORT- AND LONG-TERM DEBT

Short- and long-term debt consisted of the following at June 26, 2011, and September 26, 2010:

	June 26, 2011	September 26, 2010
3.25% Notes	$122,206	$197,500
3.25% debt discount	(9,725)	(22,580)
8.50% Notes	40,000	–
8.50% debt discount	(4,343)	–
Eau Claire building mortgage	–	945
Capital lease obligations	357	606
Total debt	148,495	176,471
Less: Current maturities	(315)	(1,280)
	$148,180	$175,191

In January 2006, we issued $225,000,000 aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”), which mature in 2026. The 3.25% Notes were issued pursuant to an indenture dated as of January 25, 2006. Interest on the 3.25% Notes is payable on January 15 and July 15 of each year, which began on July 15, 2006. Issuance costs of $6,029,000 were capitalized and are being amortized over seven years in consideration of the holders’ ability to require us to repurchase all or a portion of the 3.25% Notes on January 15, 2013, as described below.

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

As a result of the Tender/Exchange Offer, we retired an aggregate principal amount of $75,294,000 of the 3.25% Notes in February 2011. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $40,000,000 aggregate principal amount of the 8.50% Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. A total of $122,206,000 principal amount of the 3.25% Notes remained outstanding after completion of the Tender/Exchange Offer. We determined that the Tender/Exchange Offer was a substantial debt modification and applied debt extinguishment accounting. The difference between the fair value and the carrying value of the liability component of our debt at the date of extinguishment was recorded as a $5,467,000 gain on extinguishment of debt for the thirteen weeks ended March 27, 2011. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,371,000 reduction to additional paid-in capital.

In July 2011, subsequent to the end of our third quarter 2011, we completed an offer to exchange for new securities an additional portion of our outstanding 3.25% Notes. In connection with the July 2011 exchange offer, we issued $45,170,000 aggregate principal amount of our 8.50% Notes and made aggregate cash payments of $3,091,000 in exchange for $45,963,000 aggregate principal amount of the 3.25% Notes. Applying debt extinguishment accounting, we expect to record a gain on extinguishment of debt of approximately $3,000,000 for the thirteen weeks ended September 25, 2011. A total of $76,243,000 aggregate principal amount of the 3.25% Notes remain outstanding after completion of the fourth quarter 2009 repurchase, the February 2011 Tender/Exchange Offer and the July 2011 exchange offer.

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

The adoption of this guidance required us to allocate the original $225,000,000 proceeds received from the issuance of our 3.25% Notes between the applicable debt and equity components. Accordingly, we allocated $160,584,000 of the proceeds to the debt component of our 3.25% Notes and $40,859,000, net of deferred taxes of $23,557,000, to the equity conversion feature. Subsequent to the original issuance date of the 3.25% Notes, a full valuation allowance was recorded against our deferred tax assets (see Note 11 for discussion of income taxes). The debt component allocation was based on the estimated fair value of similar debt instruments without a conversion feature as determined by using a discount rate of 8.75%, which represents our estimated borrowing rate for such debt as of the date of our 3.25% Notes issuance. The difference between the cash proceeds associated with our 3.25% Notes and the debt component was recorded as a debt discount with a corresponding offset to additional paid-in capital, net of applicable deferred taxes, representing the equity conversion feature. The debt discount that we recorded is being amortized over seven years, the expected term of our 3.25% Notes (January 19, 2006 through January 15, 2013), using the effective interest method resulting in additional non-cash interest expense. As of June 26, 2011, the remaining period over which the debt discount will be amortized is approximately 18 months.

The carrying amounts of our 3.25% Notes included in our condensed consolidated balance sheets were as follows:

	June 26, 2011	September 26, 2010
Principal balance	$122,206	$197,500
Debt discount	(9,725)	(22,580)
Convertible subordinated notes, net	$112,481	$174,920

We have recorded the following interest expense related to our 3.25% Notes in the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010

Coupon rate of interest (cash interest)	$981	$1,587	$3,896	$4,814
Debt discount amortization (non-cash interest)	1,431	2,119	5,534	6,291
Total interest expense for the 3.25% Notes	$2,412	$3,706	$9,430	$11,105

During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our Eau Claire, Wisconsin, manufacturing site, together with related equipment, for $12,924,000, which included the assumption of a mortgage by us with a 7.15% interest rate that matured in April 2011. At June 26, 2011, the mortgage had been paid in full.

We lease some manufacturing equipment that has been treated as a capital lease for accounting purposes. The present value of the minimum quarterly payments under these leases resulted in an initial $686,000 of related leased assets. The outstanding lease obligations as of June 26, 2011 were $357,000.

As of June 26, 2011, we had fixed rate debt of $162,206,000. At June 26, 2011, our fixed rate debt had a fair market value of approximately $131,287,000.

(8)  OTHER COMPREHENSIVE INCOME

The components of accumulated OCI, net of income taxes (see Note 11 for discussion of income taxes), were as follows:

	June 26, 2011	September 26, 2010
Available-for-sale securities	$-	$209
Foreign currency translation	373	667
Total accumulated OCI	$373	$876

Foreign Currency Translation

Our Thailand operation uses their local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated OCI.

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other income, net” in the consolidated statements of operations. We recognized a foreign currency loss of $279,000 and $25,000 for the thirteen weeks and thirty-nine weeks ended June 26, 2011, respectively, primarily related to purchases denominated in U.S. dollars made by our Thailand operation.

(9)  SEVERANCE AND OTHER EXPENSES

A summary of our severance and benefits and other expenses as of June 26, 2011, is as follows:

	Severance and Benefits	Other Expenses	Total
Accrual balances, September 26, 2010	$1,150	$–	$1,150
Cash payments	(860)	–	(860)

Accrual balances, December 26, 2010	$290	$–	$290
Restructuring charges	6,725	–	6,725
Cash payments	(368)	–	(368)

Accrual balances, March 27, 2011	$6,647	$–	$6,647
Restructuring charges	(628)	296	(332)
Cash payments	(3,598)	(296)	(3,894)

Accrual balances, June 26, 2011	$2,421	$–	$2,421

During the fourth quarter of 2010, we announced actions to reduce costs and preserve cash, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $3,674,000. As of June 26, 2011, the full amount was paid.

During the second quarter of 2011, we announced a manufacturing consolidation and restructuring plan that will consolidate our Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin. We are also taking additional actions to resize the company, reduce costs and improve cash flow. These severance, consolidation and restructuring actions have begun and are expected to continue over the next six months. The consolidation and restructuring actions include eliminating approximately 800 positions from our current U.S. workforce, which totaled 2,076 at the end of the second quarter of 2011. The workforce reductions resulted in charges for severance and other expenses of $6,725,000 which were included in our financial results for the thirteen weeks ended March 27, 2011. Of the total severance charges, $576,000 was related to our BioMeasurement Division.

During the third quarter of 2011, we reduced our estimated severance and benefits liability by $628,000 for total severance and benefits charges of $6,097,000. This reduction was primarily due to employees that were offered another position within our company or employees leaving our company voluntarily before receiving their severance payment. As of June 26, 2011, $2,420,000 of the severance and benefits remained to be paid.

As part of the consolidation and restructuring plan, we expect to incur approximately $900,000 of total other expenses, primarily internal labor, contractors and freight, related to consolidation of the Hutchinson components operations into our operations in Eau Claire, Wisconsin. As of June 26, 2011, $296,000 of the other expenses had been paid. The remaining amount has not been recognized and was not accrued on our balance sheet as of June 26, 2011.

(10)  ASSET IMPAIRMENT

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

While our impairment analysis of the long-lived assets did not result in impairment charges, the lives of the Hutchinson, Minnesota components operations long-lived assets were shortened to reflect the consolidation and restructuring plan. This resulted in accelerated depreciation of $724,000 and $2,376,000 included within cost of sales for the thirteen weeks ended March 27, 2011 and June 26, 2011, respectively. We expect to record accelerated depreciation of $152,000 in our fourth quarter of 2011.

(11)  INCOME TAXES

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

The income tax provision for the thirty-nine weeks ended June 26, 2011 was $1,000 compared to a benefit of $1,692,000 for the thirty-nine weeks ended June 27, 2010. The income tax benefit for the thirty-nine weeks ended June 27, 2010, was primarily due to a change in U.S. tax law that enabled us to carry back some of our operating losses to prior years and apply for a refund of taxes paid in those years. This benefit was partially offset by foreign income tax expense.

(12)  STOCK-BASED COMPENSATION

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

We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $585,000 and $1,035,000 for the thirteen weeks ended June 26, 2011, and June 27, 2010, respectively; and $1,946,000 and $3,039,000 for the thirty-nine weeks ended June 26, 2011 and June 27, 2010, respectively. As of June 26, 2011, $3,317,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 19 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirty-nine weeks ended June 26, 2011, and June 27, 2010, were $2.23 and $5.48, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirty-Nine Weeks Ended
	June 26, 2011	June 27, 2010
Risk-free interest rate	2.3%	2.7%
Expected volatility	80.0%	80.0%
Expected life (in years)	7.2	7.4
Dividend yield	–	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the thirty-nine weeks ended June 26, 2011, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)	Aggregate Intrinsic Value ($)
Outstanding at September 26, 2010	3,910,909	18.39	5.8	197,000
Granted	833,831	3.04
Exercised	–	–
Expired/Canceled	(783,927)	15.98
Outstanding at June 26, 2011	3,960,813	15.63	6.2	–
Options exercisable at June 26, 2011	2,249,703	23.82	4.2	–

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)
Non-vested at September 26, 2010	1,638,907	5.13
Granted	833,831	2.23
Vested	(416,391)	6.26
Canceled	(345,237)	4.68
Non-vested at June 26, 2011	1,711,110	3.53

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted-Average Remaining Contractual Life (yrs.)	Weighted-Average Exercise Price ($)	Number Exercisable	Weighted-Average Exercise Price ($)
3.03-5.00	1,232,963	8.6	3.04	248,950	3.03
5.01-10.00	727,097	8.4	7.34	–	–
10.01-20.00	22,500	6.7	15.79	22,500	15.79
20.01-25.00	870,762	2.9	23.18	870,762	23.18
25.01-30.00	649,791	5.5	26.79	649,791	26.79
30.01-45.06	457,700	2.9	32.52	457,700	32.52
Total	3,960,813	6.2	15.63	2,249,703	23.82

(13)  EARNINGS (LOSS) PER SHARE

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Net (loss) income	$(10,940)	$(18,500)	$(48,372)	$(31,870)

Weighted-average common shares outstanding	23,379	23,362	23,375	23,360
Dilutive potential common shares	–	–	–	–
Weighted-average common and diluted shares outstanding	23,379	23,362	23,375	23,360

Basic (loss) earnings per share	$(0.47)	$(0.79)	$(2.07)	$(1.36)

Diluted (loss) earnings per share	$(0.47)	$(0.79)	$(2.07)	$(1.36)

Options to purchase 3,961,000 and 2,771,000 shares were not included for the thirteen weeks and thirty-nine weeks ended June 26, 2011, respectively, and options to purchase 3,647,000 and 3,647,000 shares were not included for the thirteen weeks and thirty-nine weeks ended June 27, 2010, respectively, because they were anti-dilutive.

Diluted loss per share for the thirteen weeks and thirty-nine weeks ended June 26, 2011, excludes potential common shares of 0 and 4,000, respectively, using the treasury stock method and 4,651,000 and 4,651,000, respectively, using the if-converted method for the 8.50% Notes, as they were anti-dilutive. Diluted loss per share for the thirteen weeks and thirty-nine weeks ended June 27, 2010, excludes potential common shares of 196,000 and 236,000, respectively, using the treasury stock method and potential common shares of 0 and 890,000, respectively, using the if-converted method for our $150,000,000 aggregate principal amount of 2.25% Convertible Subordinated Notes that were retired in 2010, as they were anti-dilutive.

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

The following table represents net sales by product for each reportable segment and operating (loss) income for each reportable segment.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Net sales:
Disk Drive Components Division:
Suspension assemblies	$70,162	$75,113	$197,684	$266,057
Other products	1,209	1,644	3,952	5,374
Total Disk Drive Components Division	71,371	76,757	201,636	271,431
BioMeasurement Division	809	536	2,069	1,732
	$72,180	$77,293	$203,705	$273,163

Loss from operations:
Disk Drive Components Division	$(5,610)	$(7,559)	$(37,788)	$(5,583)
BioMeasurement Division	(2,162)	(7,773)	(7,788)	(17,940)
	$(7,772)	$(15,332)	$(45,576)	$(23,523)

 (15)  SUBSEQUENT EVENTS

In July 2011, we completed an offer to exchange for new securities a portion of our outstanding 3.25% Notes. In connection with the July 2011 exchange offer, we issued $45,170,000 aggregate principal amount of our 8.50% Notes and made aggregate cash payments of $3,091,000 in exchange for $45,963,000 aggregate principal amount of 3.25% Notes. Applying debt extinguishment accounting, we expect to record a gain on extinguishment of debt of approximately $3,000,000 for the thirteen weeks ended September 25, 2011. A total of $76,243,000 aggregate principal amount of the 3.25% Notes remain outstanding after completion of the fourth quarter 2009 repurchase, the February 2011 Tender/Exchange Offer and the July 2011 exchange offer.

On July 29, 2011, we entered into a commitment letter with a U.S. bank to establish a secured credit facility of up to $35,000,000. The proposed credit facility would be secured by a first priority lien on substantially all of our non-real property assets and those of our subsidiaries and would contain financial and non-financial covenants. The proposed credit facility would reach maturity in October 2012 unless certain liquidity tests are met and the aggregate outstanding principal amount of the 3.25% Notes is reduced to a certain amount, which would extend the maturity to October 2014. No definitive agreements have been executed and there is no guarantee that any credit facility will be available to us. We expect that any loans made to us under the proposed credit facility would be used for general corporate and working capital purposes and to improve our liquidity.

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

On March 8, 2011, we announced a manufacturing consolidation and restructuring plan intended to help us achieve our goal of being the lowest cost manufacturer of suspension assemblies. Under the consolidation and restructuring plan, we are consolidating our Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin. Our Hutchinson, Minnesota site will continue to serve as our corporate headquarters, our center for research and development, our BioMeasurement Division site and manufacturing of precision components for markets other than disk drive suspension assemblies. We are also taking additional actions to resize the company, reduce costs and improve cash flow while keeping intact capabilities core to our competitive position and future growth. The consolidation and restructuring actions include:

•
eliminating approximately 800 positions from our U.S. workforce which totaled 2,076 at the end of the second quarter of 2011, resulting in charges for severance and benefits of $6,097,000 included in the thirty-nine weeks ended June 26, 2011;

•
 approximately $900,000 of other expenses and $1,700,000 of capital expenditures related to consolidation of the Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin. As of June 26, 2011, $296,000 of other expenses and $406,000 of capital expenditures have been paid; and

•
shortening the lives of the Hutchinson, Minnesota components operations long-lived assets, which resulted in accelerated depreciation of $3,150,000 included within cost of sales for the thirty-nine weeks ended June 26, 2011. We also expect to record accelerated depreciation of $152,000 in our fourth quarter of 2011.

These consolidation and restructuring actions have begun and are expected to continue over the next six months and are expected to reduce our costs by approximately $50,000,000 to $55,000,000 on an annualized basis by the start of the second quarter of 2012. We estimate that our third quarter 2011 results included the realization of about 25% of the quarterly savings, or approximately $3,000,000.

In February 2011, we completed an offer to exchange for new securities or purchase for cash a portion of our outstanding 3.25% Notes (the “Tender/Exchange Offer”). We retired an aggregate principal amount of $75,294,000 of our $225,000,000 original aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $40,000,000 aggregate principal amount of 8.50% Convertible Senior Notes due 2026, (the “8.50% Notes”) in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes.

In July 2011, subsequent to the end of our third quarter 2011, we completed an offer to exchange for new securities an additional portion of our outstanding 3.25% Notes. In connection with the exchange offer, we issued $45,170,000 aggregate principal amount of the 8.50% Notes, and made aggregate cash payments of $3,091,000 in exchange for $45,963,000 aggregate principal amount of the 3.25% Notes. In 2011, after completing the February Tender/Exchange Offer and the July exchange offer, we’ve reduced the outstanding principal amount of the 3.25% Notes, which have a first put date of January 2013, from $197,500,000 to $76,243,000.

We are a supplier to all manufacturers of disk drives and head-gimbal assemblers. Sales to our four largest customers constituted 97% of net sales for the thirty-nine weeks ended June 26, 2011 as shown in the following table.

Western Digital Corporation	56%
SAE Magnetics, Ltd/TDK Corporation	17%
Hitachi and affiliates	12%
Seagate Technology, LLC	12%

Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Toshiba and Western Digital Corporation, which may purchase read/write head assemblies from SAE Magnetics, Ltd/TDK Corporation that utilizes our suspension assemblies. During 2011, we have had a shift in the mix of shipments to our customers due to a greater percentage of our suspension assemblies being shipped directly to the large manufacturers of disk drives and a change in our position at Toshiba Corporation, as we are no longer its primary suspension assembly supplier. The disk drive industry has consolidated significantly in recent years. In October 2009, Toshiba completed its acquisition of the hard disk drive business of Fujitsu Limited of Japan. In March 2011, Western Digital announced that it expects to acquire Hitachi Global Storage Technologies. Western Digital expects to close on the acquisition during the fourth quarter of calendar 2011. In April 2011, Seagate Technology, LLC and Samsung Electronics Co., Ltd., announced that they had entered into a definitive agreement to significantly expand and strengthen their strategic relationship by further aligning their respective ownership, investments and key technologies which is expected to be complete by the end of calendar 2011. We expect to continue to depend on a limited number of customers for our sales, given the small number of disk drive manufacturers and head-gimbal assemblers. Our results of operations could be adversely affected by reduced demand from a major customer.

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

Suspension Assembly Shipments by Quarter
	2010				2011
	First	Second	Third	Fourth	First	Second	Third
Suspension assembly shipment quantities	155	130	117	110	107	102	118

In our second quarter 2010, our 16 percent sequential quarter decline in shipments was more than the estimated decline in world-wide suspension assembly shipments. This market share loss resulted primarily from our broad implementation of a TSA+ process improvement in that quarter that prevented us from meeting demand and from share shifts among disk drive manufacturers. Our third quarter 2010 shipments declined about 11 percent sequentially primarily due to reductions in disk drive makers’ production plans. In addition, we lost volume late in the quarter due to a defect on some of our TSA+ product which prevented us from realizing expected share growth opportunities on certain customer programs. Our fourth quarter 2010 shipments declined about five percent due to inventory reductions at a certain customer that reduced our shipments, and shipments were also negatively impacted by the TSA+ product defect we encountered late in the third quarter of 2010. Our first quarter 2011 shipments decreased about four percent compared with the preceding quarter, primarily due to one of our customers managing down its existing inventory. Our second quarter 2011 shipments decreased an additional four percent compared with the preceding quarter as a result of our customers’ reduced production plans. Our third quarter 2011 suspension assembly shipments increased 15 percent to 118 million. Shipments to all of our customers increased and we estimate that we gained a modest amount of market share in all disk drive segments as a result of share shifts among our customers and improvements in our share positions on some existing customer programs.

Our third quarter 2011 shipments of TSA+ suspension assemblies increased 11% sequentially to 60 million and accounted for 51% of our shipments, compared with 53% in the preceding quarter when total volume was lower but up from 45% in the first quarter 2011. Our TSA+ yield and cost per part continued to improve in the third quarter of 2011 from the preceding quarter. As more of our product mix shifts from subtractive TSA suspensions to additive TSA+ suspensions and we make further improvements in our TSA+ process efficiency and capacity utilization, our total cost per part will continue to improve. We currently expect TSA+ suspension assemblies to account for 55 to 60% of our fourth quarter 2011 shipments and about 80% of our shipments by the end of 2012.

Our average selling price declined to $0.62 in the first quarter of 2011, $0.60 in the second quarter of 2011, and $0.59 in the third quarter of 2011, down from $0.66 in the fourth quarter of 2010. This decline in average selling price was a result of a continuing competitive pricing environment and a change in the mix of customers and products shipped. The third quarter of 2011 decline in selling price was somewhat mitigated by favorable shifts in product mix as suspension assemblies for mobile and enterprise applications accounted for higher percentages of the quarter’s total shipments.

During the fourth quarter of 2010, we completed construction of our Thailand facility. Our assembly operation in Thailand has been qualified, and volume product is being shipped from the site. Our production output continues to improve in Thailand and the cost per part of product assembled in our Thailand facility is ahead of our goal at this stage of the production ramp. For the thirteen weeks ended December 26, 2010, we spent approximately $4,700,000 in manufacturing related start-up costs compared to approximately $500,000 for the thirteen weeks ended December 27, 2009, all of which was classified as selling, general and administrative expenses. Starting in our second quarter of 2011, due to the completion of program qualification and increasing volume of shipments of product to our customer, manufacturing expenses from our Thailand assembly operations were classified in cost of sales.

We continue to supply prototype volumes of dual-stage actuated (DSA) suspensions for customers’ programs that are currently in development and have been selected to provide volume product on DSA programs with two different customers. Our leading designs and proven capabilities for DSA suspension assemblies position us well to meet our customers’ needs for this technology. While our near-term volume of DSA suspension assemblies will be minimal, we currently expect our DSA shipments to increase steadily in calendar year 2012 and to become a more meaningful portion of our product mix a year from now.

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

Compared with the preceding quarter, our first quarter 2011 loss was reduced by our 2010 cost reductions, a reduced TSA+ cost burden and better utilization of our component manufacturing capacity, as we increased our TSA+ flexure inventory to provide supply assurance for our customers and increased our component inventory to support the production ramp at our Thailand assembly operation. Our second quarter 2011 loss, however, increased compared with the preceding quarter due to lower net sales. The reduced third quarter 2011 loss resulted from increased suspension assembly shipments and lower costs realized due to improved production efficiency and our consolidation and restructuring actions.

We expect to realize additional cost savings as more of our suspension assembly volume shifts to TSA+ products, as output at our Thailand assembly operation grows and as we complete our consolidation and restructuring efforts. We expect these actions will improve our cost structure and competitive position and should accelerate our return to positive cash flow and profitability. As part of the manufacturing consolidation and restructuring plan, as discussed above, we are also further reducing costs in our BioMeasurement Division. However, for 2011, we expect operating losses in both our Disk Drive Components and BioMeasurement Divisions.

We expect our 2011 fourth quarter suspension assembly shipments to increase 5 to 10 percent compared with the 2011 third quarter. In our 2011 fourth quarter, we expect to realize about 60% of the quarterly savings, or approximately $8,000,000, from our manufacturing consolidation and restructuring actions. We expect the full quarterly savings from our manufacturing consolidation and restructuring actions to be realized by the beginning of our 2012 second quarter.

We are not currently experiencing any components or materials shortages for our operations as a result of events in Japan. However, the full impact of the Japan earthquake continues to be evaluated, and sales of hard disk drives could be affected by disruptions in the hard disk drive or PC supply chain, which could negatively affect shipments of our suspension assemblies.

RESULTS OF OPERATIONS

Thirteen Weeks Ended June 26, 2011 vs. Thirteen Weeks Ended June 27, 2010

Net sales for the thirteen weeks ended June 26, 2011, were $72,180,000, compared to $77,293,000 for the thirteen weeks ended June 27, 2010, a decrease of $5,113,000. Suspension assembly sales decreased $4,951,000 from the thirteen weeks ended June 27, 2010, primarily as a result of our average selling price decreasing from $0.65 to $0.59 during the same period due to competitive pressures and the mix of products shipped.  Net sales in our BioMeasurement Division for the thirteen weeks ended June 26, 2011 were $809,000, compared to $536,000 for the thirteen weeks ended June 27, 2010.

Gross profit for the thirteen weeks ended June 26, 2011, was $4,190,000, compared to gross profit of $4,907,000 for the thirteen weeks ended June 27, 2010, a decrease of $717,000. Gross profit as a percent of net sales was 6 percent for both the thirteen weeks ended June 26, 2011 and June 27, 2010. Gross profit for the thirteen weeks ended June 26, 2011 was benefited by the cost savings of our consolidation and restructuring plan discussed above, despite a reduction in net sales, classification of our Thailand assembly manufacturing expenses as cost of sales and incurring $2,376,000 of accelerated depreciation as a result of the consolidation and restructuring plan.

Research and development expenses for the thirteen weeks ended June 26, 2011, were $3,522,000, compared to $5,553,000 for the thirteen weeks ended June 27, 2010, a decrease of $2,031,000. The decrease was primarily due to lower labor expenses and reduced spending as a result of restructuring actions.

Selling, general and administrative expenses for the thirteen weeks ended June 26, 2011, were $8,772,000, compared to $14,686,000 for the thirteen weeks ended June 27, 2010, a decrease of $5,914,000. The decrease was primarily due to classifying our Thailand assembly manufacturing expenses as cost of sales beginning with the quarter ended March 27, 2011 and lower BioMeasurement Division expenses primarily due to restructuring actions.

During the third quarter of 2011, we reduced our estimated severance and benefits liability by $628,000 and we incurred $296,000 of other expenses related to the consolidation actions.

Income from operations for the thirteen weeks ended June 26, 2011, included a $2,162,000 loss from operations for our BioMeasurement Division, compared to a $7,773,000 loss from BioMeasurement Division operations for the thirteen weeks ended June 27, 2010. The BioMeasurement Division operating loss for the thirteen weeks ended June 26, 2011 was reduced by restructuring actions.

Thirty-Nine Weeks Ended June 26, 2011 vs. Thirty-Nine Weeks Ended June 27, 2010

Net sales for the thirty-nine weeks ended June 26, 2011, were $203,705,000, compared to $273,163,000 for the thirty-nine weeks ended June 27, 2010, a decrease of $69,458,000. Suspension assembly sales decreased $68,373,000 from the thirty-nine weeks ended June 27, 2010, primarily as a result of an 18% decrease in suspension assembly unit shipments and our average selling price decreasing from $0.66 to $0.60 during the same period due to a continuing competitive pricing environment and the mix of products shipped. The decrease in unit shipments was primarily due to market share losses. Net sales in our BioMeasurement Division for the thirty-nine weeks ended June 26, 2011 were $2,069,000, compared to $1,732,000 for the thirty-nine weeks ended June 27, 2010.

Gross profit for the thirty-nine weeks ended June 26, 2011, was $5,215,000, compared to gross profit of $32,999,000 for the thirty-nine weeks ended June 27, 2010, a decrease of $27,784,000. Gross profit as a percent of net sales was three percent and 12 percent for the thirty-nine weeks ended June 26, 2011, and June 27, 2010, respectively. The lower gross profit was primarily the result of reduced sales, which reduced our ability to cover our fixed costs, no longer classifying our Thailand assembly manufacturing expenses as selling, general and administrative expenses and $3,150,000 of accelerated depreciation as a result of the 2011 consolidation and restructuring plan. These were partially offset by the cost savings of our consolidation and restructuring plan discussed above.

Research and development expenses for the thirty-nine weeks ended June 26, 2011, were $11,485,000, compared to $16,136,000 for the thirty-nine weeks ended June 27, 2010, a decrease of $4,651,000. The decrease was primarily due to lower labor expenses and reduced spending as a result of restructuring actions.

Selling, general and administrative expenses for the thirty-nine weeks ended June 26, 2011, were $32,913,000, compared to $40,386,000 for the thirty-nine weeks ended June 27, 2010, a decrease of $7,473,000. The decrease was primarily due to classifying our Thailand assembly manufacturing expenses as cost of sales beginning with the quarter ended March 27, 2011 and lower BioMeasurement Division expenses primarily due to restructuring actions.

During the second quarter of 2011, we announced a manufacturing consolidation and restructuring plan that includes eliminating approximately 800 positions from our U.S. workforce. During the third quarter of 2011, we reduced our estimated severance and benefits liability by $628,000 and we incurred $296,000 of other expenses related to the consolidation and restructuring actions. Of the $6,097,000 total severance and benefit charges, $576,000 was related to our BioMeasurement Division.

Loss from operations for the thirty-nine weeks ended June 26, 2011, included a $7,788,000 loss from operations in our BioMeasurement Division, compared to a $17,940,000 loss from BioMeasurement Division operations for the thirty-nine weeks ended June 27, 2010. The BioMeasurement Division operating loss for the thirty-nine weeks ended June 26, 2011 was reduced by restructuring actions.

As a result of the Tender/Exchange Offer, we retired an aggregate principal amount of $75,294,000 of the 3.25% Notes in February 2011. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $40,000,000 aggregate principal amount of the 8.50% Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. A total of $122,206,000 principal amount of the 3.25% Notes remained outstanding after completion of the Tender/Exchange Offer. We determined that the Tender/Exchange Offer was a substantial debt modification and applied debt extinguishment accounting. The difference between the fair value and the carrying value of the liability component of our debt at the date of extinguishment was recorded as a $5,467,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,371,000 reduction to additional paid-in capital.

Interest income for the thirty-nine weeks ended June 26, 2011, was $114,000, compared to $1,241,000 for the thirty-nine weeks ended June 27, 2010, a decrease of $1,127,000. The decrease in interest income was primarily due to a lower cash balance.

The gain on short- and long-term investments was $978,000 for the thirty-nine weeks ended June 26, 2011, compared to a loss of $319,000 for the thirty-nine weeks ended June 27, 2010. The gain for the thirty-nine weeks ended June 26, 2011, was due to payments received by us under a settlement agreement. Auction rate securities (“ARS”) previously held by us were subsequently sold by the settlement parties at a price that was higher than the price identified in the settlement agreement. The loss for the thirty-nine weeks ended June 27, 2010, was due to the settlement agreement providing for the sale of a portion of our ARS portfolio.

The income tax provision for the thirty-nine weeks ended June 26, 2011 was $1,000 compared to a benefit of $1,692,000 for the thirty-nine weeks ended June 27, 2010. The income tax benefit for the thirty-nine weeks ended June 27, 2010, was primarily due to a change in U.S. tax law that enabled us to carry back some of our operating losses to prior years and apply for a refund of taxes paid in those years. This benefit was partially offset by foreign income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents decreased from $55,639,000 at September 26, 2010, to $53,313,000 at June 26, 2011. Our short-term investments decreased from $48,899,000 to $1,612,000 during the same period. In total, our cash and cash equivalents and short-term investments decreased by $49,613,000. The decrease was primarily due to $32,915,000 used in the repayment of long-term debt and debt issuance costs, as described below, $9,542,000 of capital expenditures and $7,925,000 of cash used by operations.

In light of the significant decreases in our net sales over the past two years and current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations and additional financing, if needed and as available given current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, other debt service requirements, debt and equity repurchases and capital expenditures through 2011. Holders of our $122,206,000 par value 3.25% Notes outstanding as of June 26, 2011, may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. We anticipate that we would need to obtain additional financing if the holders of our 3.25% Notes require us to purchase all or a portion of their 3.25% Notes for cash on that date. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be certain that we will be able to raise additional financing on terms acceptable to us, including covenants that we will be able to comply with in the short term, or at all, if needed. If we are unable to obtain new financing, if and when necessary, our future financial results and liquidity could be materially adversely affected.

On July 29, 2011, we entered into a commitment letter with a U.S. bank to establish a secured credit facility of up to $35,000,000. The proposed credit facility would be secured by a first priority lien on substantially all of our non-real property assets and those of our subsidiaries, and would contain financial and non-financial covenants. The proposed credit facility would reach maturity in October 2012 unless certain liquidity tests are met and the aggregate outstanding principal amount of the 3.25% Notes is reduced to a certain amount, which would extend the maturity to October 2014. No definitive agreements have been executed and there is no guarantee that any credit facility will be available to us. We expect that any loans made to us under the proposed credit facility would be used for general corporate and working capital purposes and to improve our liquidity.

In January 2006, we issued $225,000,000 aggregate principal amount of the 3.25% Notes. The 3.25% Notes were issued pursuant to an indenture dated as of January 25, 2006. Interest on the 3.25% Notes is payable on January 15 and July 15 of each year, which began on July 15, 2006.

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

In July 2011, subsequent to the end of our third quarter 2011, we completed an offer to exchange for new securities an additional portion of our outstanding 3.25% Notes. In connection with the July 2011 exchange offer, we issued $45,170,000 aggregate principal amount of the 8.50% Notes and made aggregate cash payments of $3,091,000 in exchange for $45,963,000 aggregate principal amount of the 3.25% Notes. A total of $76,243,000 aggregate principal amount of the 3.25% Notes remained outstanding after completion of the fourth quarter 2009 repurchase, the February 2011 Tender/Exchange Offer and the July 2011 exchange offer.

At a special meeting held June 17, 2011, our shareholders approved the issuance of up to $40,000,000 aggregate principal amount of additional 8.50% Notes (and the issuance of our common stock upon conversion thereof) for cash in one or more future private placements or registered offerings. Accordingly, we may, but are not obligated to, issue a limited amount of additional 8.50% Notes without further shareholder approval.

Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $9,542,000 for the thirty-nine weeks ended June 26, 2011. We anticipate capital expenditures to be approximately $15,000,000 in 2011, primarily for TSA+ flexure production capacity and tooling and manufacturing equipment for new process technology and capability improvements, such as for DSA suspension assemblies. As the transition to TSA+ suspensions takes place over the next two to three years, and as demand increases for our DSA suspension assemblies, our capital expenditures could increase as we add capacity as needed. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents and short-term investments or additional financing, if available given current credit market conditions and our operating performance.

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

Although we are reducing the cost structure of our BioMeasurement Division, we will continue to market and sell our InSpectra StO2 products and will have continued operating losses until our products are more widely accepted in the marketplace. For the thirty-nine weeks ended June 26, 2011, our BioMeasurement Division incurred an operating loss of $7,788,000. These losses, along with growing working capital needs as the business grows, will negatively affect our ability to generate cash. After completing the planned cost reductions, we estimate that the division’s operating loss will be less than $1 million per quarter.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may constitute forward-looking statements. Forward-looking statements speak only as of the date on which the statements are made and include, but are not limited to, statements regarding the following: the demand for and shipments of disk drives, suspension assemblies and suspension assembly components, disk drive and suspension assembly technology and development, the development of and market demand for medical devices, product commercialization and adoption, production capabilities, capital expenditures and capital resources, average selling prices, product costs, inventory levels, division and company-wide revenue, gross profits and operating results, manufacturing capacity, assembly operations in Asia, cost reductions and economic and market conditions. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan,” “goal,” “should” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended September 26, 2010. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Except as otherwise required by law, we undertake no obligation to update any forward-looking statement for any reason. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted in this Item 3, there have been no material changes in our exposure to market risk or to our quantitative and qualitative disclosures about market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 26, 2010.

As of June 26, 2011, we had fixed rate debt of $162,206,000. At June 26, 2011, our fixed rate debt had a fair market value of approximately $131,287,000.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 26, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

In the first half of 2009, we experienced significant reductions in demand for and shipments of our suspension assemblies due primarily to lower demand for disk drives, lower disk drive production as the drive makers reduced inventories and a loss of market share. In addition, in 2009 our customer Seagate significantly reduced its procurement of our suspension assemblies. The change in this major customer’s procurement plan reduced our overall market share. While the overall market for suspension assemblies grew in 2010, our shipments of suspension assemblies declined 7% from 2009 due to further market share losses. In 2011, our market share declined further, with 2011 first quarter shipments decreasing 4% from the preceding quarter and 2011 second quarter shipments decreasing an additional 4%, although our 2011 third quarter shipments rebounded somewhat, increasing 15% sequentially from the prior quarter. Our operating results and cash flow from operations have been adversely affected by decreases in our demand. Our manufacturing capacity may continue to be underutilized in the future, which will negatively impact our operating results. Despite our workforce reductions and restructuring actions in 2009 and 2010, both our Disk Drive Components and BioMeasurement divisions have continued to incur operating losses. In March 2011, we announced a manufacturing consolidation and restructuring plan, but through 2011 we expect operating losses in both of our divisions. Our unfavorable operating results in 2009 and 2010 resulted in cash flow from operations decreasing to $13,742,000 for 2010 from $19,300,000 for 2009 and $90,336,000 for 2008. For the thirty-nine weeks ended June 26, 2011, cash flow used for operations was 7,925,000. We continue to have significant liquidity needs. Our unfavorable operating results in 2009 led to uncertainty regarding our ability to satisfy the covenants in a credit facility, which we therefore terminated in the third quarter of 2009. Furthermore, holders of our 3.25% Notes currently outstanding may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. Additionally, holders of our 8.50% Notes may require us to purchase all or a portion of their 8.50% Notes for cash as early as January 15, 2015. We anticipate that we would need to obtain additional financing if the holders of our 3.25% Notes or our 8.50% Notes require us to purchase all or a portion of their 3.25% Notes or their 8.50% Notes, respectively, for cash on those dates.

A further deterioration in our business or further disruption in the global credit and financial markets and related continuing adverse economic conditions would impact our ability to obtain new financing. We may not be able to obtain new financing on terms acceptable to us, including covenants that we will be able to comply with in the short-term. Although we believe that we will be able to meet the current portion of our debt obligations and execute our current business plan, there can be no assurance that we will have access to additional financing, if and when needed in the future. At the end of our 2011 third quarter, our cash and investments balance totaled $54,925,000. If cash flow from operations together with cash and cash equivalents are not sufficient to fund operations, capital expenditures and debt obligations, and we are unable to secure alternative sources of financing, our results of operations, financial condition and liquidity would be materially adversely affected.

We will need a significant amount of funds over the next several years to achieve our long-term growth objectives and to meet our debt obligations.

Our business will require significant funds over the next several years. We would likely use these funds for capital expenditures, research and development, debt service and working capital. Our Disk Drive Components Division is highly capital intensive. Our total capital expenditures for both of our divisions were $31,382,000 in 2010, $20,609,000 in 2009 and $65,603,000 in 2008. We currently anticipate spending $15,000,000 on capital expenditures during 2011. In addition, our total research and development expenses for both of our divisions were approximately $21,429,000, or 6% of net sales, in 2010. Our 2010 Disk Drive Components Division capital expenditures and research and development expenses were primarily for additional TSA+ flexure production capacity, establishing our Thailand assembly operation and new program tooling.

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

We currently have outstanding $76,243,000 aggregate principal amount of our 3.25% Notes. Holders of our 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. We also currently have outstanding $85,170,000 aggregate principal amount of our 8.50% Notes. Holders of our 8.50% Notes may require us to purchase all or a portion of their 8.50% Notes for cash as early as January 15, 2015. We may pursue additional debt or equity financing or other forms of financing to supplement our current capital resources, if needed, in 2011 and beyond. On July 29, 2011, we entered into a commitment letter with a U.S. bank to establish a secured credit facility of up to $35,000,000. The proposed credit facility would be secured by a first priority lien on substantially all of our non-real property assets and those of our subsidiaries, and would contain financial and non-financial covenants. The proposed credit facility would reach maturity in October 2012 unless certain liquidity tests are met and the aggregate outstanding principal amount of our 3.25% Notes is reduced to a certain amount, which would extend the maturity to October 2014. No definitive agreements have been executed and there is no guarantee that any credit facility will be available to us. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We may not be able to maintain adequate capital or raise additional capital on reasonable terms or at all, if needed.

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

•           our business prospects; and

•           changes in interest rates.

Our ability to execute our long-term strategy may depend on our ability to obtain additional long-term debt and equity capital. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain additional financing on terms acceptable to us or at all. We also may need to refinance our indebtedness on a required repurchase date or at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness or provide us with sufficient cash to serve our ongoing needs. An inability to refinance our indebtedness, if needed, could materially adversely affect our results of operations, financial condition and liquidity.

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
4.1
First Amendment to Rights Agreement dated as of May 6, 2011, between HTI and Wells Fargo Bank, National Association, as Rights Agent (incorporated by reference to Exhibit 2 to HTI’s Amendment to Registration Statement on Form 8-A/A, filed 05/06/2011).

4.2
First Supplemental Indenture, dated as of June 17, 2011, to 8.50% Convertible Senior Notes due 2026 Indenture, dated as of February 11, 2011, between HTI and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.8 to HTI’s Amendment No. 3 to Registration Statement on Form S-4 filed 06/17/2011; File No. 333-173970).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED

Date:	August 3, 2011	By	/s/ Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date:	August 3, 2011	By	/s/ David P. Radloff
David P. Radloff
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of HTI.	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 3, 2008.	Incorporated by Reference
4.1	First Amendment to Rights Agreement dated as of May 6, 2011, between HTI and Wells Fargo Bank, National Association, as Rights Agent.	Incorporated by Reference
4.2
First Supplemental Indenture, dated as of June 17, 2011, to 8.50% Convertible Senior Notes due 2026 Indenture, dated as of February 11, 2011, between HTI and Wells Fargo Bank, National Association, as Trustee.
Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically