Form 10-K
period 2011-09-25
HUTCHINSON TECHNOLOGY INC
filed 2011-12-08
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 25, 2011
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to ________.

Commission file number 1-34838

Hutchinson Technology Incorporated
(Exact name of registrant as specified in its charter)

Minnesota	41-0901840
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

40 West Highland Park Drive NE
Hutchinson, Minnesota	55350
(Address of principal executive offices)	(Zip code)

(320) 587-3797
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.01 per share Common Share Purchase Rights
Name of exchange on which registered:                                                           NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:                          None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.
Yes ☐  No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 27, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $63,816,000, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of December 5, 2011, the registrant had 23,398,624 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for the annual meeting of shareholders to be held on January 25, 2012 are incorporated by reference in Part III.

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

i

PART I

HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item 1.	Business

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2012” mean our fiscal year ending September 30, 2012, references to “2011” mean our fiscal year ended September 25, 2011, references to “2010” mean our fiscal year ended September 26, 2010, references to “2009” mean our fiscal year ended September 27, 2009 and references to “2008” mean our fiscal year ended September 28, 2008.

OVERVIEW

We are a global technology manufacturer committed to creating value by developing solutions to critical customer problems. Our culture of quality, continuous improvement, superior innovation and a relentless focus on the fundamentals enables us to compete in the markets we serve. We incorporated in Minnesota in 1965.

Our Disk Drive Components Division is a key world-wide supplier of suspension assemblies for hard disk drives. Suspension assemblies are precise electro-mechanical components that hold a disk drive’s read/write head at microscopic distances above the drive’s disks. Our innovative product solutions help customers improve yields, increase reliability and enhance disk drive performance, thereby increasing the value they derive from our products.

Our BioMeasurement Division is focused on bringing new technologies and products to the market that provide information clinicians can use to improve the quality of healthcare and reduce costs. Our noninvasive InSpectraTM StO2 devices provide clinicians the ability to instantly detect changes in a patient’s perfusion status, and help in the early detection of hypoperfusion to enable faster and more precise assessment of oxygen delivery to vital organs and tissue in critical care settings.

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

We design our suspension assemblies with a focus on the increasing performance requirements of new disk drives, principally more complex, increased data density, improved head-to-disk stability during a physical shock event and reduced data access time. Increased capacity, improved reliability and performance, as well as the miniaturization of disk drives, generally require suspension assemblies with lower variability, specialized design, expanded functionality and greater precision. Manufacturing of these smaller and more complex suspension assemblies requires that we develop new manufacturing process capabilities. We will continue to invest, as needed, to advance suspension assembly technology, enhance our process capabilities and expand our production capacity. During 2011, we shipped 454 million suspension assemblies of all types, supplying all manufacturers of disk drives and head-gimbal assemblers.

        Our net sales have decreased significantly in recent years because of market share losses primarily due to changes in supply chain alignment by our customers. In 2009, our customer, Seagate, significantly reduced its procurement of our suspension assemblies. While the overall market for suspension assemblies grew in 2010 and 2011, our shipments of suspension assemblies declined 7% in 2010 and 11% in 2011 primarily due to further market share losses. In addition, during 2010 we encountered difficulties in ramping up our TSA+ suspension assembly process, including product defects, yield declines and capacity constraints, some of which resulted in lost shipments. We believe investments in our TSA+ process capabilities and our Thailand assembly operation will further lower our costs and considerably strengthen our competitive position.

As the disk drive industry has matured and consolidated, cost competitiveness has become an important factor to our customers, which has required us to lower our pricing to retain business. Our average selling price decreased from $0.80 in the first half of 2008, to $0.58 in our fourth quarter 2011.

Subsequent to our 2011 year-end, severe flooding in Thailand required us to suspend our assembly operations at our Thailand manufacturing facility in the second week of October 2011. In addition to the negative impact on our operations, the flooding in Thailand is temporarily suppressing the overall production capacity of the hard disk drive supply chain, which has resulted in a material decrease in our suspension assembly demand. In this uncertain environment, we currently expect to ship 80 million to 100 million suspension assemblies in our 2012 first quarter. As the production capacity of the hard disk drive supply chain recovers, inventories will likely need to be replenished and we expect suspension assembly demand will recover. Our U.S. operations position us to meet customers’ demands during the uncertain near-term period and also will provide the capability and capacity to support customers’ requirements as the disk drive industry supply chain resumes production. After our Thailand facility is fully restored and operational, we anticipate that the Thailand assembly operation will continue to improve our ability to serve our customers’ operations in Asia and enable us to reduce our costs.

We believe that our vertically integrated model in our Disk Drive Components Division provides the best means to meet customers’ requirements and be the low cost producer in the industry. As our TSA+ suspension assembly volumes increase, and as our TSA+ flexure output and process efficiencies continue to improve, we expect to realize additional cost reductions as more of our product mix shifts to TSA+ products. Our return to profitability will come from increasing revenue through overall suspension assembly market growth and higher market share, improving our TSA+ production efficiency and restoring our assembly operations in Thailand.

Products

We categorize our current products as either suspension assemblies or other revenue, which consists primarily of revenue outside of the disk drive industry for metrology, tool design, tool build and precision component manufacturing, and reimbursement for disk drive industry-related engineering services and specific program capacity.

The following table shows, for each of 2011, 2010 and 2009, the relative contribution to net sales, in millions of dollars and percentages, of each product category:

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Suspension assemblies	$270.7	98%	$338.0	98%	$398.0	98%
Other revenue	5.0	2	6.8	2	8.3	2
Total Disk Drive Components Division net sales	$275.7	100%	$344.8	100%	$406.3	100%

See Note 11 to the consolidated financial statements contained in Item 15 for financial information with respect to our business segments and a distribution of revenue and long-lived assets by geographic area for each of 2011, 2010 and 2009. See also Eleven-Year Selected Financial Data.

Suspension Assemblies. During 2011, we shipped 454 million suspension assemblies, compared to 512 million and 553 million in 2010 and 2009, respectively. We shipped TSA+ and TSA suspension assemblies, as well as suspensions using purchased additive flexures, to our customers. We produce suspension assemblies using our “additive” and our “subtractive” manufacturing processes. We shipped 238 million TSA+ suspension assemblies during 2011, up from 116 million in 2010 and 43 million in 2009. For 2012, we expect TSA+ suspension assemblies to account for a steadily increasing proportion of our shipments, growing from approximately 60% of our shipments in the fourth quarter of 2011 to approximately 80% of our shipments in the fourth quarter of 2012. We believe the industry will fully transition to additive suspensions over the next one to three years. We also purchase additive flexures to fill other customer requirements.

We have the capability to produce multiple variations of suspension assemblies. This capability permits us to assist customers’ design efforts and meet the varied and changing requirements of specific customers. We have developed significant proprietary capabilities in the design and production of suspension assemblies for both current and new generations of higher performance disk drives and read/write heads. The continual pursuit of increased data density and lower storage costs is leading to suspension assemblies with flexures that have finer electrical conductors, greater lead counts and increased complexity such as interleaved or stacked traces, and to the adoption of value-added features for suspension assemblies, such as formed and polished headlifts, larger dampers with through-hole features and a variety of limiter configurations. We continue to see strong customer interest in dual-stage actuated (“DSA”) suspension assemblies and we are working with our customers on multiple DSA suspension programs. We currently expect demand for DSA suspensions to develop gradually in the first half of 2012, depending primarily on the pace at which the disk drive makers launch new programs during this period of industry disruption due to the Thailand flooding. We believe we are positioned to meet the demand for DSA suspensions as it materializes and all of our DSA suspension capacity is currently at our U.S. sites.

We price our products to be competitive and our selling prices also are affected by changes in overall demand for our products, changes in the specific products our customers buy and a product’s life cycle. Our selling prices are subject to market pressure from our competitors and pricing pressure from our customers. Disk drive manufacturers seek low cost designs and suspension assembly pricing is highly competitive. A typical life cycle for our products begins with higher pricing when products are introduced and decreasing prices as they mature. To offset price decreases during a product’s life, we rely primarily on higher sales volume and improving our manufacturing yields and efficiencies to reduce our cost. If we cannot increase our sales volume or reduce our manufacturing costs as prices decline during our products’ life cycles, our business, financial condition and results of operations could be materially adversely affected.

        Other Revenue. To derive additional value from the unique expertise and capabilities in metrology, tool design, tool build and precision component manufacturing that we have developed in our Disk Drive Components Division, we are offering these capabilities to targeted companies in several industries outside of the disk drive industry. We secured some initial business in 2009, and our effort generated a modest contribution to net sales in 2010 and 2011. We will continue to pursue targeted opportunities in this area.

We enter into arrangements with customers that provide us with reimbursement for disk drive industry-related engineering services and specific program capacity to partially offset the costs of our investment. We recognize the associated revenue over the estimated life of the program to which the services and capacity relate.

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

New manufacturing processes for advanced suspension assembly features and suspension assembly types, such as those currently used for manufacturing our TSA+ flexures, initially have lower manufacturing yields than those for more mature products and processes. Manufacturing yields generally improve as the process and product mature and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of products. Small variations in manufacturing yields can have a significant negative impact on gross profits.

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

We completed construction of our Thailand assembly facility in 2010. During our fourth quarter 2011, approximately 1/3 of our sales originated out of our Thailand assembly facility. By the end of that quarter, our Thailand operations had an assembly capacity of four to five million parts per week. Subsequent to our 2011 year-end, severe flooding in Thailand required us to suspend assembly operations at our Thailand facility in the second week of October 2011. We are leveraging our U.S. assembly operations to offset the temporary loss of capacity in Thailand. Our available assembly capacity and vertically integrated components operations in the U.S. are enabling us to meet current levels of customer demand and should provide us with the flexibility to respond to increases in demand as the supply chain recovers. Although we expect it will take multiple quarters, we intend to fully resume operations in Thailand, restore our operation to its previous assembly capacity and work with third parties to mitigate the impact that future flooding could have on our operations. Our assembly operation in Thailand was meeting our expectations for volume, quality and costs and remains integral to enabling us to become the industry’s lowest cost producer of suspension assemblies.

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

We have devoted and will continue to devote substantial resources to research and development efforts. Our research and development expenses for the Disk Drive Components Division were approximately $13,297,000, $16,396,000 and $22,511,000, in 2011, 2010 and 2009, respectively. The reduction in research and development expenses from 2009 to 2011 was primarily related to lower labor expenses due to reduced headcount as a result of our TSA+ flexure development efforts transitioning to high-volume manufacturing and our cost reduction actions.

The development of more complex next-generation read/write heads and continuing improvement in data density necessitate the further miniaturization of suspension component features, including finer conductor lines/spaces on TSA+ flexures and further improvement of suspension performance through dual stage actuation or other means. We have and will continue to implement alternative technologies, as needed, which we believe will be required for manufacturing future generations of our products.

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

We have established “vendor managed inventory,” or VMI, facilities near the major production centers of certain individual customers to assure that we meet the customers’ inventory requirements. Certain agreements with our customers provide that we maintain minimum finished goods inventory levels. During 2011, a significant majority of our suspension assembly shipments were distributed to our customers in Thailand, Hong Kong and the Philippines through our VMI facilities. We also utilize our Thailand manufacturing facility to provide product logistics support, technical support and measurement services.

We are a supplier to all manufacturers of disk drives and head-gimbal assemblers. The following table shows our four largest customers for 2011, 2010 and 2009 as a percentage of net sales.

Customer	2011	2010	2009
Western Digital Corporation	56%	43%	36%
SAE Magnetics, Ltd/TDK Corporation	19%	37%	39%
Seagate Technology, LLC	11%	10%	18%
Hitachi and affiliates	11%	8%	3%

Sales to our four largest customers constituted 97%, 98% and 96% of net sales for 2011, 2010 and 2009, respectively. Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Western Digital and Toshiba, which may purchase read/write head assemblies that utilize our suspension assemblies from SAE Magnetics, Ltd/TDK Corporation. During 2011, a greater percentage of our suspension assemblies were shipped directly to large manufacturers of disk drives and our shipments to Toshiba Corporation declined, as we were no longer its primary suspension assembly supplier. The disk drive industry has consolidated significantly in recent years. In October 2009, Toshiba Corporation completed its acquisition of the hard disk drive business of Fujitsu Limited of Japan. In March 2011, Western Digital announced that it was acquiring Hitachi Global Storage Technologies. Western Digital expects to close this acquisition during the fourth quarter of calendar 2011. In April 2011, Seagate Technology, LLC and Samsung Electronics Co., Ltd., announced that they had entered into a definitive agreement to significantly expand and strengthen their strategic relationship by further aligning their respective ownership, investments and key technologies, which is expected to close by the end of calendar 2011. We expect to continue to depend upon a limited number of customers for our sales, given the relatively small number of disk drive manufacturers and head-gimbal assemblers. Our results of operations could be adversely affected by reduced demand from a major customer.

The flooding of our assembly operation in Thailand, combined with the flood damage to the disk drive supply chain in Thailand, including our major customer Western Digital, will have a significant negative impact on our revenue in our 2012 first quarter compared to the previous quarter.

Backlog

We generally make our sales pursuant to purchase orders rather than long-term contracts. Our backlog of purchase orders was approximately $18,600,000 at September 25, 2011, as compared to $20,100,000 at September 26, 2010. Our purchase orders may be changed or cancelled by customers on short notice. In addition, we believe that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Accordingly, we do not believe that backlog should be considered indicative of sales for any future period.

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

Our principal competitors for suspension assemblies are Nihon Hatsujo Kabusikigaisha (“NHK”), Magnecomp Precision Technology Public Company Limited (“MPT”), a subsidiary of TDK Corporation, and NAT Peripheral (H.K.) Co., Ltd., (a joint venture of NHK and SAE Magnetics, Ltd./TDK Corporation). The NAT Peripheral joint venture has provided our customer, SAE Magnetics, Ltd./TDK Corporation, the capability to produce suspension assemblies since calendar 2005. We believe that consolidation in the disk drive industry, including the affiliation between our competitor MPT and our customer SAE Magnetics, Ltd., has resulted in shifts in certain industry supply chain alignments that have negatively impacted our competitive position since 2008. Our principal competitors in producing suspension flexures are Nitto Denko Corporation and Dai Nippon Corporation. Although we cannot be sure that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies or suspension assembly components, we believe that the number of entities that have the technical capability and capacity for producing precision suspension assemblies or components in large volumes will remain small.

We continually monitor technological developments in and potential threats to the disk drive storage market and we believe disk drives will remain the primary data storage technology for the foreseeable future. However, other types of data storage technology, such as solid state storage or flash (semiconductor) memory, may become competitive with certain disk drive applications, and thereby negatively affect the demand for our products. As an example, emerging applications requiring digital storage, particularly consumer electronics products that require lower storage capacity, are using flash memory, which has and may continue to limit growth opportunities for disk drive-based data storage.

BIOMEASUREMENT DIVISION

We established the BioMeasurement Division in 1996 with the objective of leveraging our culture of quality, engineering capabilities and leading-edge measurement technology in the medical market. We applied our engineering and manufacturing expertise to develop a device that noninvasively provides information about tissue perfusion, critical information needed in the detection and resuscitation of patients experiencing shock, at risk of going into shock or experiencing compromised circulation. We estimate the world-wide market for StO2 monitoring could be a multi-billion dollar annual opportunity in the future. We believe that the potential for the InSpectra StO2 system has merited our continued investment. Our first device, the InSpectra Tissue Spectrometer, was introduced in 2002 and was used primarily for research. In 2007, we launched a second-generation product for clinical use, the InSpectra StO2 Tissue Oxygenation Monitor and, in 2011, we launched a hand-held version of the product, the InSpectra StO2 Spot Check. We are currently selling both products to the emergency medicine, trauma and critical care areas of hospitals.

We believe understanding tissue perfusion with the use of the InSpectra StO2 systems is of key importance in the monitoring of patients as they are transferred through the various departments in a hospital.

In light of slower than expected sales growth based on the current pace of adoption of the InSpectra StO2 systems and spending constraints in healthcare markets world-wide, in 2010 and 2011 we reduced costs and made certain operating changes in our BioMeasurement Division. The cost reductions reduced the division’s operating loss from $23,959,000 in 2010 to $9,161,000 in 2011. We are focusing our sales and marketing activities primarily on the customers, applications and geographic markets where we have momentum.

Products

        We designed the InSpectra StO2 systems for use in emergency medicine, trauma and critical care settings where there is a need to directly monitor the compromised tissue perfusion associated with hemorrhagic and other forms of shock. The InSpectra StO2 systems have received United States Food and Drug Administration (“FDA”) 510k clearance and CE Mark registration in the European Union. The devices provide an absolute measure of StO2, which quantifies the ratio of oxygenated hemoglobin to total hemoglobin in the microcirculation of skeletal or peripheral muscle. This measurement helps clinicians assess and detect changes in the patient’s overall perfusion status, enabling them to better identify at-risk patients and make treatment decisions while reducing costs in critical care settings.

The InSpectra StO2 systems use near infrared spectroscopy to noninvasively provide a continuous, real-time and direct measurement of StO2 in the thenar muscle tissue. The InSpectra StO2 Tissue Oxygenation Monitor is configured for use with a single-use sensor, which is applied to the thenar eminence (the muscle at the base of the thumb on the palm side of the hand). The thenar eminence has proven to be the most reliable site for obtaining tissue perfusion readings. It provides consistent results among patients, with minimal influence from factors such as adipose tissue, edema and differences in tissue densities.

In 2011, we launched a new product, the InSpectra StO2 Spot Check to quickly assess tissue perfusion and identify patients who would benefit from the use of StO2 monitoring, as well as have monitoring incorporated into the continuum of patient care from entry into the hospital through the patient’s treatment course and discharge. The InSpectra StO2 Spot Check is a hand-held device with a reusable sensor that enables clinicians to obtain a StO2 measurement at a low cost-per-patient, and its portability makes it easy to use. These attributes should help foster the use of StO2 monitoring.

There are currently no other clinical methods for directly determining oxygen saturation in the microcirculation of muscle tissue. Blood chemistry tests indicate systemic oxygenation levels and require blood samples, making them invasive and intermittent. In contrast, the InSpectra StO2 systems noninvasively provide a direct, real-time and continuous regional tissue oxygen reading. Pulse oximeters give clinicians an indication of arterial oxygenation, but the measurement they provide of SpO2 represents oxygen saturation of blood before it enters the tissue region where oxygen is significantly consumed. The InSpectra StO2 systems measure microcirculation, where oxygen exchange predominantly occurs; unlike arterial oxygenation, StO2 will vary as the flow and consumption of oxygen changes within the measurement tissue. Transcutaneous PO2 measures the partial pressure of oxygen in the skin and only permits an inference of whether tissue is being oxygenated based on what is being emitted by the skin. Our devices measure oxygen saturation in the microcirculation of muscle tissue below the sensor to produce an accurate StO2 reading.

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

Research and Development

We have conducted, and continue to conduct, clinical studies to demonstrate the effectiveness and value of our technology. We also continue to devote research and engineering resources to ongoing product development, which focuses on the application of near-infrared technologies to detect and monitor tissue perfusion. For 2011, 2010 and 2009, research and development expenses for the BioMeasurement Division were approximately $1,295,000, $5,033,000 and $4,265,000, respectively. The reduction in research and development expenses from 2010 to 2011 was primarily related to lower labor expenses due to reduced headcount as a result of our 2010 restructuring actions and lower external research expenses.

In September 2006, we announced the results of the multi-site StO2 Trauma Study, a multi-center prospective, non-randomized study conducted by seven Level I trauma centers. The study, which enrolled 383 trauma patients, was designed to determine whether StO2 measurements obtained on the thenar eminence were an indicator of hypoperfusion (inadequate blood flow and oxygenation) and subsequent complications such as multiple organ dysfunction syndrome (“MODS”). Results showed that StO2 was a statistically significant indicator of hypoperfusion and MODS in hemorrhagic shock patients and functioned as well as base deficit and lactate measures, with the added benefits of being continuous, real-time and noninvasive. The results of the StO2 Trauma Study were published in the January 2007 issue of The Journal of Trauma.

Many additional studies have since been conducted to further demonstrate the value of using StO2 in other areas of the hospital such as in emergency medicine and intensive care units. Results continue to corroborate the StO2 Trauma Study results and to demonstrate that achieving and maintaining normal StO2 values and guiding treatment decisions aimed at improving tissue perfusion for in benefits such as shorter hospital and ICU length of stays.

To date, these studies have yielded more than 300 publications and presentations supporting the value of StO2 as an indicator of poor tissue perfusion and compromised circulation in multiple shock states.

Marketing, Sales and Distribution

        We have focused our marketing efforts on educating critical care and emergency medicine clinicians on the value of StO2 in monitoring patients. We have also participated in key trauma, critical care and emergency medicine conferences and sponsored educational forums.

We estimate the world-wide market for StO2 monitoring could be a multi-billion dollar annual opportunity in the future. Our end customers include major medical centers primarily in the United States and Europe. In 2011, we restructured our direct sales organization in the United States and added distributors. In Europe, we restructured to a distributor-only model and we continue to sell through distributors in select countries throughout the rest of the world. We are currently positioned to sell into 18 countries.

Competition

The InSpectra StO2 systems are currently the only noninvasive tissue oxygenation monitor designed for trauma, critical care and emergency medicine settings. Nonin Medical produces a device that uses near infrared spectroscopy to monitor levels of cerebral oxygen. Covidien plc and CAS Medical Systems Inc. have products that monitor changes in regional blood oxygen saturation in both cerebral and somatic tissue. ViOptix, Inc. produces a device that uses near infrared spectroscopy to monitor tissue oxygenation that is focused on reconstructive surgery applications. In addition, other companies may have the ability to develop tissue perfusion monitors that use near infrared spectroscopy and that may in the future compete with the InSpectra StO2 System. It is possible that any of these companies, or others, may develop and market a product similar to the InSpectra StO2 System for use in trauma, emergency medicine and other critical care markets.

We also face competition from alternative clinical methodologies. If clinicians do not incorporate StO2 into their decision making and instead continue to rely on indirect indications of tissue perfusion provided by blood tests, indwelling catheters and vital sign parameters, for instance, we may have difficulties selling our product.

GENERAL

Foreign Sales

Sales to foreign-based enterprises for both divisions totaled $85,164,000, $157,611,000 and $182,417,000 for 2011, 2010 and 2009, respectively. Sales to foreign subsidiaries of United States corporations totaled $187,256,000, $182,474,000 and $217,900,000 for 2011, 2010 and 2009, respectively. The majority of these sales were to the Pacific Rim region. In addition, we have sales to United States corporations that use our products in their offshore manufacturing sites.

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

As of September 25, 2011, we held 195 United States patents and 17 foreign patents, and we had 30 patent applications pending in the United States and 16 patent applications pending in other countries covering both our Disk Drive Components Division and our BioMeasurement Division. Internally, we protect intellectual property and trade secrets through physical security measures at our facilities, as well as through non-disclosure and non-competition agreements with all employees and confidentiality policies and non-disclosure agreements with consultants, strategic suppliers and customers.

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

Employees

As of September 25, 2011, we had 2,317 employees.

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

Item 1A.         Risk Factors

GENERAL

The recent severe flooding in Thailand, and the suspension of production in our Thailand assembly facility, will adversely affect our near-term business, results of operations and financial condition, and we expect our spending on restoration and capital expenditures will exceed our insurance coverage.

The unprecedented recent flooding in Thailand and the resulting suspension of our Thailand assembly operations is temporarily suppressing the overall production capacity of the hard disk drive supply chain, which has resulted in a material decrease in demand for suspension assemblies that will adversely affect our near-term business, results of operations and financial condition. Although we are leveraging our U.S. assembly operations to offset the temporary loss of capacity in Thailand, the timing and pace of increases in demand as the disk drive industry supply chain recovers from the flood is uncertain. Our ability and the time required to restore our operations will be affected by the amount of damage to our facility and equipment, the time needed to replace or repair damaged equipment and complete customer qualification of any replaced equipment. Although we expect it will take multiple quarters, we intend to fully resume operations in Thailand, restore our operation to its previous assembly capacity and work with third parties to mitigate the impact that future flooding could have on our operations.

In 2012, we estimate we will spend $25,000,000 to $35,000,000 (excluding any reimbursements from insurance coverage) related to our Thailand operation (including Thailand facility equipment and restoration expenses, manufacturing equipment and tooling and other expenses), and expenses associated with the higher cost of our U.S. manufacturing. All of these estimates are based on our preliminary damage assessment and it is reasonably possible that the estimate will change in the near term and the effect of the change could be material. While we have made preliminary estimates of the additional costs associated with operating in the U.S. and of the substantial charges (including impairments of equipment, tooling and inventories) and expenses that we expect to incur related to our recovery from the flooding and its impact on our operations, the final amounts of these charges and expenses depend upon a number of factors, including the time required to restart production, ramp capacity and complete our recovery efforts.

We have insurance coverage that provides for $25,000,000 of coverage for property and casualty damages and business interruption losses resulting from flood damage. Subsequent to year-end, we received an initial insurance payment of $9,000,000. The full magnitude of the flood damage is currently unknown, but we expect our spending on restoration and capital expenditures because of the flood damage will exceed our flood-related damage policy limit and our ultimate coverage for the losses we incur due to the flooding of our Thailand facility is uncertain. Moreover, we cannot accurately estimate when we will receive any of the proceeds under our insurance policies. It is possible there will be a substantial delay before we receive all of the proceeds that may be ultimately paid to us under our insurance policies.

We may not be able to generate enough cash or secure enough capital to service our existing debt obligations or execute our current and future business plans.

In 2009, 2010 and 2011, we experienced significant reductions in demand for and shipments of our suspension assemblies due primarily to supply chain realignments by our customers that resulted in our loss of market share. Our operating results and cash flow from operations have been adversely affected by decreases in our demand. Our manufacturing capacity may continue to be underutilized in the future, which will negatively impact our operating results. Despite our workforce reductions and restructuring actions in 2009, 2010 and 2011, both our Disk Drive Components and BioMeasurement divisions have continued to incur operating losses. Our unfavorable operating results in 2009 and 2010 resulted in cash flow from operations decreasing to $13,742,000 for 2010 from $19,300,000 for 2009 and $90,336,000 for 2008. For 2011, cash flow used for operations was $2,538,000. We continue to have significant liquidity needs. Holders of our $76,243,000 aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”) currently outstanding may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. Additionally, holders of our $85,170,000 aggregate principal amount of 8.50% Convertible Subordinated Notes due 2026 (the “8.50% Notes”) may require us to purchase all or a portion of their 8.50% Notes for cash as early as January 15, 2015. We anticipate that we would need to obtain additional financing if the holders of our 3.25% Notes or our 8.50% Notes require us to purchase all or a portion of their 3.25% Notes or their 8.50% Notes, respectively, for cash on those dates.

        A further deterioration in our business or further disruption in the global credit and financial markets and related continuing adverse economic conditions would impact our ability to generate cash flow from operations and our ability to obtain new financing. We may not be able to obtain new financing on terms acceptable to us, including covenants that we will be able to comply with in the short-term. If cash flow from operations together with cash and cash equivalents are not sufficient to fund operations, capital expenditures and debt obligations, and we are unable to secure alternative sources of financing, our results of operations, financial condition and liquidity would be materially adversely affected.

We will need a significant amount of funds over the next several years to achieve our long-term growth objectives and to meet our debt obligations.

Our business will require significant funds over the next several years. We would likely use these funds for capital expenditures, research and development, debt service and working capital. Our Disk Drive Components Division is highly capital intensive. Our total capital expenditures for both of our divisions were $13,506,000 in 2011, $31,382,000 in 2010 and $20,609,000 in 2009. Our estimate for capital expenditures in 2012, prior to the flooding in Thailand, totaled approximately $25,000,000. That estimate does not take into account capital expenditures that will be required to restore operations in Thailand, which we estimate will be an additional $10,000,000 to $15,000,000. In addition, our total research and development expenses for both of our divisions were approximately $14,592,000, or 5% of net sales, in 2011. Our 2011 Disk Drive Components Division capital expenditures and research and development expenses were primarily for additional TSA+ flexure production capacity, establishing our Thailand assembly operation and new program tooling.

Holders of our 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. Holders of our 8.50% Notes may require us to purchase all or a portion of their 8.50% Notes for cash as early as January 15, 2015. We entered into a revolving credit and security agreement with PNC Bank, National Association (“PNC Bank”) in September 2011 that is secured by substantially all of the personal property of Hutchinson Technology Incorporated, and contains a number of financial covenants and other customary provisions. Subsequent to our fiscal 2011 year-end, the suspension of production in our Thailand facility related to the flooding there triggered an event of default provision related to business interruptions under the credit agreement, and we have obtained a waiver of the event of default. We currently have no borrowings drawn under the credit agreement and the event of default did not trigger any cross-default provisions in our other financing arrangements. Due to the expected material negative impact of the Thailand flooding on our results of operations, we also may be out of compliance with one financial covenant in the credit agreement at the end of our 2012 first quarter. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period. We may pursue additional debt or equity financing or other forms of financing to supplement our current capital resources, if needed, in 2012 and beyond. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We may not be able to maintain adequate capital or raise additional capital on reasonable terms or at all, if needed.

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

        In the third quarter of 2009, we terminated a credit facility that we had in place at that time. We entered into a revolving credit and security agreement with PNC Bank in September 2011 that is secured by substantially all of the personal property of Hutchinson Technology Incorporated and contains a number of financial covenants and other customary provisions. Subsequent to our fiscal 2011 year-end, the suspension of production in our Thailand facility related to the flooding there triggered an event of default provision related to business interruptions under the credit agreement, and we have obtained a waiver of the event of default. We currently have no borrowings drawn under the credit agreement and the event of default did not trigger any cross-default provisions in our other financing arrangements. Due to the expected material negative impact of the Thailand flooding on our results of operations, we also may be out of compliance with one financial covenant in the credit agreement at the end of our 2012 first quarter. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period. Deterioration in our business or further disruptions in the global credit and financial markets could result in further reductions in our access to credit, which could materially adversely affect our results of operations, financial condition and liquidity.

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

Significant price and value fluctuations have occurred with respect to the publicly traded securities of technology companies generally. The price of our common stock has changed significantly and is likely to remain depressed. In the past, securities litigation claims have been filed against certain companies following a period of decline in the market price of their publicly traded securities. We may be the target of similar securities litigation claims in the future. Risks associated with litigation often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Although we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. Future litigation, if any, may result in substantial costs and divert management’s attention and resources, which could materially adversely affect our results of operations, financial condition and liquidity.

Our ability to use our deferred tax assets is subject to certain annual limitations, and may be further limited by a “change of control.”

At September 25, 2011, our deferred tax assets included $31,467,000 of unused tax credits, of which $3,252,000 can be carried forward indefinitely and $28,215,000 expire at various dates beginning in 2018. In addition, at September 25, 2011, our deferred tax assets also included $143,593,000 of net operating loss (“NOL”) carryforwards that will begin to expire in 2021 if not otherwise used by us. As of September 25, 2011, we had an estimated NOL carryforward of approximately $396,926,000 for United States federal tax return purposes. A valuation allowance of $186,447,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the deferred tax assets before they expire. Both our unused tax credits and our estimated NOL carryforwards may be used to offset taxable income, if any, generated by us in future years. Our ability to use these deferred tax assets is subject to an annual limitation imposed by certain change of control provisions under Section 382 of the Internal Revenue Code that may be triggered by an aggregate change in the beneficial ownership of our common stock. If we do not generate sufficient profits or the annual limitation under Section 382 is triggered, some or all of our deferred tax assets may expire or we may not be able to use them to offset taxes due in the applicable period.

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

Although we supply all manufacturers of disk drives and head-gimbal assemblers, sales to our four largest customers constituted 97%, 98% and 96% of net sales for 2011, 2010 and 2009, respectively. The failure by any one of our customers to pay its account balance with us could have a material adverse effect on our results of operations.

Over the years, the disk drive industry has experienced numerous consolidations. In calendar 2007, TDK Corporation acquired the recording head business of our customer Alps Electric Co., Ltd. and approximately 90% of MPT’s outstanding common shares. As TDK Corporation now controls MPT, a competitive suspension assembly supplier, our customer SAE Magnetics, Ltd. (which is owned by TDK Corporation), is affiliated with a competitive supplier of suspension assemblies. In October 2009, Toshiba Corporation completed its acquisition of the hard disk drive business of Fujitsu Limited of Japan. In March 2011, Western Digital announced that it was acquiring Hitachi Global Storage Technologies, and it expects to close this acquisition during the fourth quarter of calendar 2011. In April 2011, Seagate Technology, LLC and Samsung Electronics Co., Ltd. announced that they had entered into a definitive agreement to significantly expand and strengthen their strategic relationship by further aligning their respective ownership, investments and key technologies, which is expected to close by the end of calendar 2011. We believe that consolidation in the disk drive industry, including the affiliation between our competitor MPT and our customer SAE Magnetics, Ltd., has resulted in shifts in certain industry supply chain alignments that have negatively impacted our competitive position. The pending acquisition by Western Digital of Hitachi and the agreement between Seagate and Samsung also may impact our competitive position.

The following factors could adversely impact our market share:

•	change in supply chain alignment by a customer, as in 2008 and 2007 when we experienced market share loss for our suspensions used in desktop disk drives;

•	loss of one or more of our major customers, as in 2009 when our customer, Seagate, significantly reduced its procurement of our suspension assemblies;

•	development by any one customer to have the capability to produce suspension assemblies in high volume for its own products;

•	loss of market share by one of our major customers; and

•	change in the type of suspension assembly or flexures used in suspension assemblies, such as our TSA+ flexure, used by a customer.

Any reduction in our market share could have a material adverse effect on our results of operations.

Almost all of our sales depend on the disk drive industry, which is cyclical, subject to ongoing technological innovation and subject to intense price competition.

Sales of suspension assemblies and suspension assembly components accounted for 99% of our net sales in 2011, 2010 and 2009. The disk drive industry is intensely competitive and technology changes rapidly, such as during past industry transitions to smaller disks or higher density read/write heads. The industry’s demand for disk drive components also fluctuates. The disk drive industry experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect suppliers to this industry because we believe that it is a common practice for disk drive manufacturers to place orders for disk drive components in excess of their needs during growth periods, and sharply reduce orders for these components during periods of contraction. In addition, there is continuous downward price pressure on disk drive manufacturers and their suppliers. If price reductions exceed our ability to reduce costs, our operating results could be negatively affected.

Industry transitions in head technology and data density improvements impact demand for suspension assemblies. During past industry transitions, production yields of head and disk drive manufacturers initially were reduced. Because a significant portion of head yield reduction occurs after the head is bonded onto the suspension assembly, low yields at our customers often result in increased demand for suspension assemblies. When our customers improve their production yields, overall demand for our products may be negatively impacted. Our results of operations could be materially adversely affected if a reduction in the industry’s component demand continues long-term or a future significant slowdown in the industry occurs.

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

        Manufacturing yields, efficiencies and processing operations vary from product to product. Newer products often require new or additional manufacturing process steps and typically have lower initial manufacturing yields and efficiencies as we ramp up manufacturing. As a result, new products are frequently more expensive to produce and may not be profitable. We are using new manufacturing processes to produce TSA+ suspension assemblies, which have caused us to experience inefficiencies and lower yields in 2009, 2010 and 2011 that will continue until we achieve further improvements in process efficiencies. We have experienced missed shipments and increased sales returns in the past as we ramp up manufacturing of new products, or as new features for our products are introduced, or as new manufacturing processes are implemented. In 2010, a defect in some of our TSA+ product resulted in decreased shipments. The measures we took to isolate and contain the product defect also reduced our yield, limited our output and increased our costs. We may in the future experience additional process issues that impact our ability to meet customer demand and cause us to incur higher costs. We also may in the future experience missed shipments or increased sales returns. In addition, we may be required to reimburse customers for product costs relating to the incorporation of defective suspension assemblies into our customers’ products. We may not attain our output goals and be profitable with regard to any of our suspension assembly products.

We may need to transfer production of certain suspension assemblies from one domestic manufacturing site to another. In 2011, we announced a manufacturing consolidation and restructuring plan, under which we have consolidated our Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin. In addition, we started high-volume assembly operations in 2011 at our Thailand plant and, after restoring our assembly operations that were suspended due to the recent severe flooding in Thailand, we expect to continue to transfer assembly manufacturing to that location. In the past, transfers between our domestic manufacturing sites have lowered initial yields and/or manufacturing efficiencies. This results in higher manufacturing costs. Our manufacturing plants located in Minnesota and Wisconsin can experience severe weather. Severe weather has, at times, resulted in lower production and decreased our shipments.

Our ability to conduct business would be impaired if our workforce were to be unionized or if a significant number of our specialized employees were to leave and we could not replace them with comparable personnel. The locations of our plants and the broad span and technological complexity of our products and processes may limit the number of satisfactory engineering and other candidates for key positions. Our business may be adversely affected if we need to adjust the size of our workforce due to fluctuating demand. We significantly reduced our workforce from 4,591 at the end of 2008 to 2,448 at the end of 2009 and further restructured our business in 2010 and 2011. These recent workforce reductions may impact our ability to recruit and retain employees, and we are uncertain if we will be able to adequately staff our operations if we need to increase our manufacturing capacity in the future.

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

We increase our production capacity and the overhead that supports production based on anticipated market demand. Market demand, however, has not always developed as expected or remained at a consistent level. The underutilization that can result decreases our profitability. For example, in 2008 and 2007, we experienced significant market share loss for our suspension assemblies used in the desktop segment, in 2009 our customer, Seagate, significantly reduced its procurement of our suspension assemblies, and in 2010 and 2011 demand for our suspension assemblies remained constrained. This resulted in underutilization of our manufacturing capacity. As a result, our profitability also was below our expectations.

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

We have invested, and continue to invest, a substantial amount of engineering and manufacturing resources to develop process capabilities, as needed, to produce suspension assembly flexures and DSA suspension assemblies that meet the ever-increasing performance requirements of our customers. If high-volume manufacturing of our TSA+ suspension assemblies that are produced using additive processing capabilities cannot be produced profitably in the quantities and to the specifications required by our customers, we may need to purchase increased quantities of additive flexures. We may not be able to purchase the necessary quantity of such components on terms acceptable to us or at all.

The introduction of new process capabilities for our products increases the likelihood of unexpected quality concerns, which may negatively impact our ability to bring products to market on time and at acceptable costs. Further, most of our current competitors use components produced through additive processing for volume production of suspension assemblies, which may give them an advantage in developing and qualifying new products with our customers. When we started high-volume manufacturing of TSA+ suspension assemblies, we experienced higher cost due to yield loss, production inefficiencies and equipment problems. These TSA+ costs added a cost burden of $30,400,000 in 2010, $32,000,000 in 2009 and $37,600,000 in 2008.

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

We may be unable to achieve our financial and strategic goals in connection with investments in our assembly operation in Thailand.

In 2011, we began our high-volume assembly operations in Thailand and, prior to the recent severe flooding in that location, this operation was our only offshore manufacturing plant. We may fail to identify significant issues in connection with manufacturing in a foreign location, such as issues related to its workforce, quality or reporting systems, local tax, legal and financial controls or contingencies. Additionally, our operations in Thailand may be subject to various political, economic and other risks and uncertainties inherent in operating in foreign jurisdictions. Thailand has experienced political and civil unrest in the past and continued or future political or civil unrest in Thailand could adversely affect our ability to maintain operations in Thailand. An inability to manage these risks as part of our investment in this manufacturing location could materially adversely affect our business, financial condition and results of operations.

If the rate of data density improves at a significantly faster rate than the rate of increase in the demand for disk drive storage, demand for suspension assemblies may decrease.

Disk drive manufacturers have been able to steadily increase data density, and we believe that they will continue to do so for the foreseeable future. Increasing data density permits drive manufacturers to reduce the average number of disks in each disk drive, which in turn reduces the number of components they need per drive, including suspension assemblies. The average number of suspension assemblies required per disk drive was fairly stable from calendar 2005 to 2009 at approximately 2.9 and has since then increased to 3.2 in 2011. If improvements in data density outpace growth in data storage capacity requirements, demand for our suspension assemblies may decline and we may not be able to maintain or expand our suspension assembly business.

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

        We historically held a market leadership position through innovation and technological advancement that has enabled our customers to deploy higher disk drive capacities at lower total costs. However, with the slowing of the areal density growth rate, the amount of technical innovation required to produce suspension assemblies also has decreased which has enabled our competitors to gain market share. If we can no longer differentiate our product features or process capabilities, competing suppliers may have access to a greater percentage of disk drive programs and program share. This inability to differentiate could be caused through our misunderstanding of market requirements, including technology changes, which could enable a competitor to take market share. The inability to differentiate our product offerings could also allow for supply chain alignments between our customers and other suppliers that could limit our access to available disk drive programs and corresponding market share. These alignments could include share agreements, sole-sourcing conditions or primary access to development programs. Any of the above scenarios could adversely impact our shipment volumes, average selling prices and operational costs.

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

Natural disasters in certain regions could adversely affect our supply chain or our customer base, which, in turn, could have a negative impact on our business, our ability to deliver or receive products and demand for our products.

We cannot be certain what impact the occurrence of natural disasters in certain regions, such as the recent earthquake and tsunami in Japan or the unprecedented flooding in Thailand, may have on demand for our products or our ability to produce and supply our products to our customers and to what extent our customers could decrease or cancel orders. For example, the recent flooding in Thailand resulted in the suspension of manufacturing at our Thailand assembly facility, and is also expected to constrain hard disk drive production in the near-term and result in a material decrease in demand for suspension assemblies in our 2012 first quarter. We expect that our first quarter 2012 suspension shipments will be 80 million to 100 million. Any such occurrences could cause sales of suspension assemblies and hard disk drives to be negatively affected by disruptions in the hard disk drive or PC supply chain, which could materially adversely affect our business, financial condition and results of operations.

BIOMEASUREMENT DIVISION

We do not know when, if ever, our BioMeasurement Division will be profitable.

        We have a limited operating history in the medical device market. Our first-generation device was used primarily for research, our second-generation product, the InSpectra StO2 Tissue Oxygenation Monitor, was introduced to the trauma market in 2007 and the hand-held InSpectra StO2 Spot Check was introduced in 2011. Based on the current pace of adoption of the InSpectra StO2 systems and spending constraints in healthcare markets, our sales growth has been slower than expected. We do not know how many systems we will be able to sell, the sales breakdown between monitors and sensors, the profits we can expect or the amount of revenue that the product will generate. Despite restructuring and cost reductions, we will continue to invest in sales and marketing, which will limit the division’s profitability. We do not know if we will ever generate enough revenue from medical device sales to offset our expenditures on the division.

We do not know whether any of our medical products will achieve market acceptance.

Our marketing strategy must overcome the difficulties inherent in the introduction of new products to the medical community. Clinicians will not use the InSpectra StO2 systems unless they conclude, based on clinical data and personal evaluation experience, that StO2 gives them information that is valuable when making treatment decisions. If clinicians continue to rely on other methods when assessing the status of patients experiencing hemorrhagic and other types of shock, we will not be successful in selling the InSpectra StO2 systems. The development of new medical technology to assess tissue perfusion may render our product obsolete or uneconomical. Additionally, clinicians must be trained to use our InSpectra StO2 systems effectively. Convincing clinicians to dedicate the time and energy necessary for adequate training in the use of our device is challenging, and we do not know whether we will be successful in these efforts. If the InSpectra StO2 systems are not widely accepted by clinicians, are accepted more slowly than expected or are supplanted by superior technology, our ability to increase our sales may be materially adversely impacted.

We currently have limited experience as a company selling, marketing or distributing medical devices, which could impede the BioMeasurement Division’s ability to achieve profitability.

We have limited experience as a company in the marketing, sale and distribution of medical devices. We are marketing the InSpectra StO2 systems through a limited direct sales force and have expanded our selling efforts through the use of distributors. Developing a distribution network is expensive and time consuming. Additionally, any distribution network that we develop will be competing against the experienced sales organizations used by other manufacturers of medical devices. We may not be able to develop this capability on a timely basis or at all. We face significant challenges and risks in establishing a distribution network and marketing our devices, including our ability to establish distributor relationships on terms acceptable to us, or at all; the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals to purchase our device or clinicians to use our device; and government scrutiny associated with promotional activities in the healthcare industry. We also may face difficulties collecting accounts receivable balances, especially from purchasers in countries other than the United States. If we are unable to establish and maintain a marketing and distribution network, our BioMeasurement Division may be unable to generate sufficient revenue to become profitable, which would have a material adverse effect on our financial condition and results of operations.

The long sales cycle for the InSpectra StO2 systems will defer the generation of revenue by our BioMeasurement Division.

We believe that the InSpectra StO2 systems have a long sales cycle because they involve the introduction of and education about a new measurement to potential customers. The period between initial discussions with a potential customer and a sale of even a single device to that customer often takes between six and twelve months, depending on the potential customer’s budget and capital approval process. In addition, in a weak economy, as seen since 2009, capital spending decreases, which may further delay the purchase of our products. Training of clinicians also may take a number of weeks after a customer decides to purchase the InSpectra StO2 system. Reliance by our potential customers on third-party payors, including government programs and private health insurance plans, to reimburse some or all of the cost of patient care, and cost containment measures that healthcare providers and third-party payors are instituting, both in the United States and internationally, also could harm our ability to sell our product. These factors have created a significant lag in our ability to generate revenue and may contribute to substantial fluctuations in our quarterly operating results going forward, particularly during periods in which our sales volume is relatively low.

We may not be able to develop new applications for our products or expand our medical device product line successfully.

All of our BioMeasurement Division’s revenue in 2011 has come through sales of the InSpectra StO2 systems. If we are unable to widely commercialize the use of these systems through our marketing initiatives, our BioMeasurement Division will not be profitable. We are conducting research on other applications for the InSpectra StO2 systems and our near infrared spectroscopy technology. The development of additional applications will require significant commitments of personnel and financial resources and we cannot be sure that they will be successful. Further, we cannot be sure that any new medical applications or medical devices we develop will receive regulatory approval or market acceptance. If the attempted extensions of our product offerings or new products are not commercially successful, our business, financial condition and results of operations may be materially and adversely affected.

We may encounter problems in manufacturing the InSpectra StO2 systems that could result in lost revenue.

We manufacture all of our medical products at our Hutchinson, Minnesota facility. We could encounter problems at this facility that could delay or prevent us from manufacturing adequate quantities of product. In addition, we are dependent on various suppliers for manufacturing the components for the InSpectra StO2 monitor and sensors. Although we believe the components are available from alternative suppliers, we typically single source components due to low volumes. Replacing suppliers for custom components is time consuming and expensive should we be required to do so due to supply issues. Furthermore, if our quality control measures are not adequate, we may experience unanticipated product returns or warranty claims resulting in unforeseen expenses. If we are unable to meet demand and control costs, our revenue and profitability could be materially impacted.

We may fail to comply with regulations, or be subject to product recalls, which could hurt our ability to sell and distribute our device and could subject us to fines, injunctions and penalties.

        Our products are classified as medical devices and therefore are subject to governmental regulations in countries where they are sold. These regulations include registration, manufacturing, labeling, sale, promotion, importing, exporting and shipping. Failure to comply with these regulations could result in inability to sell, market, manufacture or ship our product and could subject us to recalls, fines, injunctions and penalties which could damage our business.

We face the risk of product liability claims if the InSpectra StO2 systems fail to perform, and we may not be able to obtain adequate insurance.

The business of our BioMeasurement Division exposes us to the risk of product liability claims inherent in the testing, manufacturing and marketing of medical devices. Defects in the products or other performance problems in the systems could result in the system’s failure to monitor tissue oxygenation accurately, which would subject us to product liability claims, and we may be subject to claims even if a medical failure is due to the actions of medical personnel using our product. Although we have product liability and clinical trial liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, or may not be adequate to cover any successful product liability claims. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations. These liabilities also could prevent or interfere with our product commercialization efforts. Defending a product liability claim, regardless of merit, could be costly, could divert management’s attention from our business and might result in adverse publicity, which could adversely impact our business and financial performance.

Healthcare reform legislation could adversely affect our revenue and financial condition.

In March 2010, significant healthcare reform legislation was adopted as law in the United States. The new law includes provisions that, among other things, reduce Medicare reimbursements, require all individuals to have health insurance (with certain limited exceptions) and impose new and increased taxes, including an excise tax on U.S. sales of most medical devices beginning in 2013. We are evaluating the impact of this legislation on our business. Other healthcare legislation has been proposed at the federal and state levels. We cannot predict which proposals, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. The implementation of the new law and the adoption of additional healthcare legislation could adversely affect the demand for and pricing of our BioMeasurement Division products and, therefore, could have an adverse effect on our results of operations.

Item 2.	Properties

We own four buildings on a site of approximately 163 acres in Hutchinson, Minnesota used by both our Disk Drive Components Division and our BioMeasurement Division. The buildings have an aggregate of approximately 790,000 square feet of floor area. 20,000 square feet are leased to a third party. This site serves as our corporate headquarters, our center for research and development, our BioMeasurement Division site and for manufacturing of suspension assemblies and precision components for several industries outside of the disk drive industry. We also lease a 20,000 square foot warehouse and a 7,200 square foot fabrication shop near the Hutchinson site.

We own a manufacturing plant in Eau Claire, Wisconsin used by our Disk Drive Components Division, which is approximately 859,000 square feet. This site includes component and assembly manufacturing operations and office space.

We lease a building of approximately 100,000 square feet located in Plymouth, Minnesota that is used by our Disk Drive Components Division for stamping operations and office space, and we lease approximately 48,000 square feet of warehouse space located in Brooklyn Park, Minnesota for storage of excess manufacturing equipment.

In 2010, we completed construction of our assembly manufacturing plant in Ayutthaya, Thailand that is used by our Disk Drive Components Division to assemble a portion of our Disk Drive Components Division products. The plant is approximately 123,000 square feet. During our fourth quarter 2011, approximately 1/3 of our sales originated out of that plant and by the end of that quarter, our Thailand operations had an assembly capacity of four to five million parts per week. Subsequent to our 2011 year-end, severe flooding in Thailand required us to suspend our Thailand assembly operations in the second week of October 2011. Although we expect it will take multiple quarters, we intend to fully resume operations in Thailand, restore our operation to its previous assembly capacity and work with third parties to mitigate the impact that future flooding could have on our operations.

Through our wholly owned subsidiaries, we also lease offices used by our Disk Drive Components Division for customer service and support in Japan, Korea and the People’s Republic of China.

We believe that our existing facilities will be adequate to meet our anticipated requirements for 2012.

Item 3.	Legal Proceedings

We and certain users of our products have from time to time received, and may in the future receive, communications from third parties asserting patents against us or our customers which may relate to certain of our manufacturing equipment or products or to products that include our products as a component. In addition, certain of our customers have been sued on patents having claims closely related to products sold by us. If any third party makes a valid infringement claim and a license were not available on terms acceptable to us, our operating results could be adversely affected. We expect that, as the number of patents issued continues to increase, and as we grow, the volume of intellectual property claims could increase. We may need to engage in litigation to enforce patents issued or licensed to us, protect trade secrets or know-how owned by us or determine the enforceability, scope and validity of our intellectual property rights or the rights of others. We could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on our results of operations.

We are a party to ordinary routine litigation incidental to our business. The outcome of such claims is not expected to materially affect our current or future financial position or results of operations.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $.01 par value, trades on the NASDAQ Global Select Market under the symbol HTCH. For price information regarding our common stock, see Note 12 to the consolidated financial statements contained in Item 15. As of December 1, 2011, our common stock was held by 547 shareholders of record.

Dividends

We have never paid any cash dividends on our common stock. Further, the revolving credit and security agreement between us and PNC Bank limits our ability to declare dividends. We currently intend to retain all earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by our board of directors.

Performance Graph

Set forth below is a graph comparing, for a period of five fiscal years ended September 25, 2011, the yearly cumulative total shareholder return of the S&P 500 Index and the AMEX Disk Drive Index. The comparison of total shareholder returns assumes that $100 was invested on September 25, 2006, in each of our company, the S&P 500 Index and the AMEX Disk Drive Index, and that dividends were reinvested when and as paid.

	2006	2007	2008	2009	2010	2011
Hutchinson Technology Incorporated	$100.00	$113.68	$53.42	$32.58	$15.62	$9.24
AMEX Disk Drive Index (DDX)	$100.00	$102.61	$34.61	$68.51	$72.21	$61.85
S&P 500 INDEX	$100.00	$116.12	$71.53	$79.43	$87.37	$86.44

Stock Repurchase Program

        On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. The maximum dollar value of shares that may yet be purchased under the share repurchase plan is $72,368,000. We have made no repurchases under this program since 2008. The program does not have an expiration date and we may from time to time seek to repurchase additional shares through open market purchases, privately negotiated transactions or otherwise. The terms of the revolving credit and security agreement between us and PNC Bank limits our ability to repurchase shares of our common stock.

Item 6.	Selected Financial Data

The selected financial data required pursuant to this Item appears on the last page of this Annual Report on Form 10-K under the heading “Eleven-Year Selected Financial Data.”

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

Our BioMeasurement Division is engaged in the development, production and commercialization of products for the medical device market. Net sales from the InSpectra StO2 systems during 2011, our fourth full year in the market, were $2,352,000. Slower than expected sales growth based on the current pace of adoption of the InSpectra StO2 systems and spending constraints in healthcare markets world-wide led us to initiate operating changes within the BioMeasurement Division in 2011 to reduce our operating loss.

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

While the overall market for suspension assemblies grew in 2010, our shipments of suspension assemblies declined 7% from 2009 due to further market share losses. In addition, a defect on some of our TSA+ product resulted in lost volume in the third and fourth quarters of 2010. During the 2010 fourth quarter, we took actions to reduce costs and preserve cash.

In 2011, improvements in our TSA+ product yield and output, together with a faster than expected ramp of our assembly operation in Thailand, provided an opportunity to further lower our operating costs. With the transition from our legacy TSA component manufacturing process to our more automated TSA+ process, we needed fewer employees to meet customers’ volume requirements. Additionally, progress at our Thailand assembly operation enabled us to accelerate the transition of assembly manufacturing to that location and consolidate our Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin. Our Hutchinson, Minnesota site continues to serve as our corporate headquarters, our center for research and development, our BioMeasurement Division site and for manufacturing of suspension assemblies and precision components for several industries outside of the disk drive industry. We are also taking additional actions to resize the company, reduce costs and improve cash flow while keeping intact capabilities core to our competitive position and future growth. The 2011 consolidation and restructuring actions included:

•
Elimination of approximately 800 positions from our U.S. workforce resulting in estimated charges for severance of $5,947,000. Subsequent to year-end, due to the flooding in Thailand, we are leveraging our U.S. assembly operations to offset the temporary loss of capacity in Thailand. This is expected to result in our retaining approximately 120 employees in our Hutchinson, Minnesota manufacturing facility that we previously expected to terminate and that were included in our expected 2011 severance charges. This will result in a reduction of our severance expense by approximately $750,000 during our quarter ending December 25, 2011.

•
Approximately $900,000 of other expenses and $1,600,000 of capital expenditures related to consolidation of the Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin. As of September 25, 2011, $798,000 of other expenses and the full $1,600,000 of capital expenditures had been paid.

•	Shortening of the lives of the Hutchinson, Minnesota components operations long-lived assets, which resulted in accelerated depreciation of $3,150,000 included within cost of sales.

The full realization of our cost reductions from the consolidation and restructuring actions will be delayed by the impact of the flooding in Thailand on our operations. We still estimate our plan will reduce our costs by approximately $50,000,000 on an annualized basis. When we will fully realize those benefits depends on how quickly we are able to resume operations and increase our assembly output in Thailand.

We completed construction of our Thailand assembly facility in 2010. During our fourth quarter 2011, approximately 1/3 of our sales originated out of that facility. By the end of that quarter, our Thailand operations had an assembly capacity of four to five million parts per week and was meeting our expectations for volume, quality and costs. Subsequent to our 2011 year-end, severe flooding in Thailand required us to suspend our Thailand assembly operations in the second week of October 2011. Although we expect it will take multiple quarters, we intend to fully resume operations in Thailand, restore our operation to its previous assembly capacity and work with third parties to mitigate the impact that future flooding could have on our operations, as our Thailand operation remains integral to enabling us to become the industry’s lowest cost producer of suspension assemblies. We spent approximately $15,000,000 in capital expenditures in 2010 related to our Thailand assembly operation. We also spent approximately $5,700,000 in 2010 and $4,700,000 in 2011 on facility start-up expenses.

The floodwaters have recently receded and we have started to assess the damage to our operations and the financial impact of our recovery effort and insurance proceeds. At the time our Thailand facility flooded, it had a book value of approximately $12,000,000, our manufacturing and office equipment in Thailand had book value of approximately $4,000,000, and we had approximately $11,000,000 of inventories in Thailand, including inventory hubs at off-site locations in Thailand. The replacement value of our manufacturing equipment is higher than the recorded book values. In the first quarter of 2012, we expect to record impairment charges estimated at between $10,000,000 to $20,000,000 related to facility equipment and fixtures, manufacturing equipment and tooling and inventories that were damaged due to the floodwater.

In 2012, we estimate we will spend $25,000,000 to $35,000,000 (excluding any reimbursements from insurance coverage) related to our Thailand operation (including Thailand facility equipment and restoration expenses, manufacturing equipment and tooling and other expenses), and expenses associated with the higher cost of our U.S. manufacturing. All of these estimates are based on our preliminary damage assessment and it is reasonably possible that the estimate will change in the near term and the effect of the change could be material. Our insurance policy provides for $25,000,000 of flood coverage for property and casualty damages and business interruption. We currently expect that our claims will exceed this amount. Subsequent to year-end, we received an initial insurance payment of $9,000,000. The timing of our cash flows for flood-related expenditures and insurance proceeds is uncertain at this time. However, we have modeled various scenarios and we believe we have sufficient liquidity to manage through the recovery.

We are leveraging our U.S. assembly operations to offset the temporary loss of capacity in Thailand. Our available assembly capacity and vertically integrated components operations in the U.S. are enabling us to meet current levels of customer demand and should provide us with the flexibility to respond to increases in demand as the supply chain recovers.

As we enter 2012, in addition to the impact on our operations, the flooding in Thailand is constraining the overall capacity of the hard disk drive supply chain. The resulting reduction in disk drive production is expected to result in a material decrease in demand for suspension assemblies in our 2012 first quarter. In this uncertain environment, we estimate our first quarter suspension assembly shipments will be 80 million to 100 million. As the industry and the supply chain recover, inventories will likely need to be replenished and we expect suspension assembly demand to recover.

To return to profitability, we must increase revenues through volume growth in our Disk Drive Components Division. Volume growth will come through capturing overall market growth and through regaining market share. We believe improvements in our TSA+ efficiency and output, coupled with cost reductions that will result from restoring and ramping up assembly operations at our plant in Thailand, will help us resume volume growth.

        In 2011, we completed offers to exchange for new securities or purchase for cash a portion of our outstanding 3.25% Notes. We retired an aggregate principal amount of $121,257,000 of our $225,000,000 original aggregate principal amount of 3.25% Notes. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $85,170,000 aggregate principal amount of our 8.50% Notes in exchange for $85,963,000 aggregate principal amount of the 3.25% Notes. After completion of the exchanges and purchases, we have reduced the outstanding principal amount of the 3.25% Notes from $197,500,000 to $76,243,000.

In our BioMeasurement Division, we have substantially reduced costs to narrow the division’s operating losses. The division’s loss from operations for 2011 was $9,161,000 compared to a $23,959,000 loss for 2010. The BioMeasurement Division’s loss for 2010 includes $2,294,000 of asset impairments in this division.

The following table sets forth our quarterly suspension assembly shipment quantities for our Disk Drive Components Division in millions for the periods indicated:

	2010 by Quarter				2011 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
Suspension assembly shipment quantities	155	130	117	110	107	102	118	127

In our second quarter 2010, our 16 percent sequential quarter decline in shipments was more than the estimated decline in world-wide suspension assembly shipments. This market share loss resulted primarily from our broad implementation of a TSA+ process improvement in that quarter that prevented us from meeting demand and from share shifts among disk drive manufacturers. Our third quarter 2010 shipments declined about 11 percent sequentially, primarily due to reductions in disk drive makers’ production plans. In addition, we lost volume late in the quarter due to a defect on some of our TSA+ product that prevented us from realizing expected share growth opportunities on certain customer programs. Our fourth quarter 2010 shipments declined about five percent due to inventory reductions at a certain customer that reduced our shipments, and shipments were also negatively impacted by the TSA+ product defect we encountered late in the third quarter of 2010. Our first quarter 2011 shipments decreased about four percent compared with the preceding quarter, primarily due to one of our customers managing down its existing inventory. Our second quarter 2011 shipments decreased an additional four percent compared with the preceding quarter as a result of our customers’ reduced production plans. Our third quarter 2011 suspension assembly shipments increased 15 percent to 118 million. Shipments to all of our customers increased and we estimate that we gained a modest amount of market share in all disk drive segments as a result of share shifts among our customers and improvements in our share positions on some existing customer programs. Our fourth quarter 2011 shipments increased eight percent sequentially primarily due to an increase in shipments of suspension assemblies for mobile applications.

Our average selling price decreased from $0.80 in the first half of 2008 to $0.58 in our fourth quarter 2011. The decrease in our average selling price was a result of a continuing competitive pricing environment and a change in the mix of products shipped. Suspension assembly pricing is likely to remain competitive, though normal pricing pressures could be offset somewhat during the current supply chain disruptions due to flooding in Thailand.

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

From the end of 2008 to the first quarter of 2010, we substantially improved our gross margin despite a decline in net sales. The improvement was the result of the actions we took in 2009 to restructure our business and reduce our costs, as well as a turnaround in demand that began in the latter half of 2009. Gross profit decreased in the remainder of 2010 and the first half of 2011, however, due to reduced sales as a result of a decline in suspension assembly shipments primarily due to market share losses and lower average selling prices. In the second half of 2011, gross profit was benefited by increased suspension assembly shipments due to modest market share gains, the mix of products sold and cost savings from our 2011 consolidation and restructuring plan.

In addition to increases in suspension assembly demand, improvement in our gross profits and operating profits will depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. Our business is capital intensive and requires a high level of fixed costs. Our profits are sensitive to our level of fixed costs, as well as changes in volume, capacity utilization and product mix. In the future, we may need to adjust our overall employment level due to fluctuating demand. Our overall employment level was 2,448 at the end of 2009, 2,546 at the end of 2010 and 2,317 at the end of 2011.

We shipped 238 million TSA+ suspension assemblies during 2011, up from 116 million in 2010 and 43 million in 2009. For 2012, we expect TSA+ suspension assemblies to account for a steadily increasing proportion of our shipments, growing from approximately 60% of our shipments in the fourth quarter of 2011 to 80% of our shipments by the end of 2012. We believe the industry will fully transition to additive suspensions over the next two to four years. We are also purchasing additive flexures to fill other customer requirements.

We continue to see strong customer interest in dual-stage actuated (or DSA) suspension assemblies and we are working with our customers on multiple DSA programs. We currently expect demand for DSA suspensions to develop gradually in the first half of 2012, depending primarily on the pace at which the disk drive makers launch new programs during this period of industry disruption due to the Thailand flooding and, therefore, suspension assemblies. We are ready to meet the demand for DSA suspensions as it materializes and all of our DSA capacity is currently at our U.S. sites.

For 2010, our capital expenditures were $31,382,000, primarily for TSA+ suspension production capacity, new program tooling and deployment of new process technology and capability improvements. Capital expenditures for 2011 were $13,506,000, primarily for manufacturing equipment for new process technology and capability improvements, new program tooling and Thailand assembly related equipment. Prior to the flooding in Thailand, we estimated our capital expenditures in 2012 to be approximately $25,000,000, primarily for manufacturing equipment for new process technology and capability improvements, such as DSA suspension assemblies and new program tooling. The 2012 estimate does not take into account capital expenditures that will be required to restore operations in Thailand, which we estimate will be an additional $10,000,000 to $15,000,000.

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

Non-compute applications, such as digital video recorders (“DVRs”), gaming devices, digital cameras and Internet-based storage of consumer data are driving the broad, global growth of digital content through:

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

However, the demand for disk drives and, therefore, suspension assemblies can be volatile as experienced since calendar 2009 due to market and world economic conditions. In a weak economy, consumer spending tends to decline and retail demand for computers and other consumer electronics tends to decrease, as does business demand for computer systems. Demand for suspension assemblies, therefore, may be adversely impacted as a result of a weaker economy.

In the long-term, however, we expect that the growth in digital content and the expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software as well as the data intensive non-compute market will increase demand for disk drives and, therefore, suspension assemblies.

We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models and the end devices in which disk drives are used.

As in past years, disk drives continue to be the primary storage device of choice for applications requiring shorter access times and higher capacities because of their speed and low cost per unit of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, thereby increasing storage capacity in disk drives or reducing the number of components, including suspension assemblies, required in a disk drive. The continual pursuit of increased data density and lower storage costs is leading to suspension assemblies with flexures that have finer electrical conductors, greater lead counts and increased complexity such as interleaved or stacked traces or DSA suspension designs, and to the adoption of value-added features for suspension assemblies, such as formed and polished headlifts, larger dampers with through-hole features and a variety of limiter configurations.

The development of next-generation read/write technology and the introduction of new types or configurations of read/write heads configurations and sizes, and the continuing improvement in data density and the use of disk drives in consumer electronics applications will require even finer electrical conductors on the suspension assembly. Next-generation disk drives also may require additional electrical conductors. These changes may temporarily increase our development spending and reduce our manufacturing yields and efficiencies. We are investing in developing the process capabilities and related capital equipment required to meet new industry specifications in 2012 and beyond.

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

2011 Operations to 2010 Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales from period to period.

	Percentage of Net Sales
	2011	2010	2009
Net sales	100%	100%	100%
Cost of sales	96	91	98
Gross profit	4	9	2
Research and development expenses	5	6	7
Selling, general and administrative expenses	15	16	13
Severance and other expenses	3	1	7
Asset impairment and other charges	–	–	18
Loss from operations	(19)	(14)	(43)
Gain on extinguishment of debt	3	–	4
Other income, net	1	2	2
Interest expense	(5)	(5)	(4)
Gain (loss) on short- and long-term investments	–	–	–
Loss before income taxes	(20)	(17)	(41)
Provision (benefit) for income taxes	–	–	–
Net loss	(20)%	(17)%	(41)%

Net sales for 2011 were $278,090,000, compared to $347,189,000 for 2010, a decrease of $69,099,000. Suspension assembly sales decreased $67,162,000, primarily as a result of an 11 percent decrease in suspension assembly unit shipments and our average selling price decreased nine percent year-over-year from an average of $0.66 in 2010 to an average of $0.60 in 2011 due to a competitive pricing environment and the mix of products shipped. The decrease in suspension assembly unit shipments in 2011 was primarily due to market share losses. Net sales in our BioMeasurement Division were $2,352,000 in 2011, compared to $2,414,000 in 2010.

Gross profit for 2011 was $10,351,000, compared to $32,965,000 for 2010, a decrease of $22,614,000. Gross profit as a percent of net sales was four percent in 2011, compared to nine percent in 2010. The lower gross profit in 2011 was primarily the result of reduced sales, which reduced our ability to cover our fixed costs, no longer classifying our Thailand assembly manufacturing start-up expenses as selling, general and administrative expenses and $3,150,000 of accelerated depreciation as a result of the 2011 consolidation and restructuring plan. These were partially offset by the cost savings from our 2011 consolidation and restructuring plan discussed above.

Research and development expenses for 2011 were $14,592,000, compared to $21,429,000 for 2010, a decrease of $6,837,000. The decrease was primarily related to lower labor expenses as a result of cost reduction actions. Research and development expenses specific to our BioMeasurement Division were $1,295,000 in 2011 and $5,033,000 in 2010. Research and development expenses as a percent of net sales were five percent in 2011 and six percent in 2010.

Selling, general and administrative expenses for 2011 were $40,844,000, compared to $55,848,000 for 2010, a decrease of $15,004,000. The lower selling, general and administrative expenses were primarily due to classifying our Thailand assembly manufacturing expenses as cost of sales beginning with the quarter ended March 27, 2011 and lower BioMeasurement Division expenses primarily due to restructuring actions. Selling, general and administrative expenses as a percent of net sales were 15 percent in 2011 and 16 percent in 2010. Selling, general and administrative expenses specific to our BioMeasurement Division were $8,089,000 in 2011 and $17,358,000 in 2010.

During the second quarter of 2011, we announced a manufacturing consolidation and restructuring plan that included eliminating approximately 800 positions from our U.S. workforce. The workforce reduction and manufacturing consolidation resulted in a charge for severance and other expenses of $6,745,000, of which $692,000 was related to our BioMeasurement Division. At the end of 2011, $1,741,000 remained to be paid. Subsequent to year-end, due to the flooding in Thailand, we are leveraging our U.S. assembly operations to offset the temporary loss of capacity in Thailand. This is expected to result in our retaining approximately 120 employees in our Hutchinson, Minnesota manufacturing facility that we previously expected to terminate and that were included in our expected 2011 severance charges. This will result in a reduction of our severance expense by approximately $750,000 during our quarter ending December 25, 2011. The workforce reductions are expected to be completed by the end of our second quarter 2012.

        During the fourth quarter of 2010, we announced actions to reduce costs, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $3,674,000.

Loss from operations for 2011 included a $9,161,000 loss from operations for our BioMeasurement Division compared to a $23,959,000 loss for 2010. The BioMeasurement Division’s loss for 2010 included $2,294,000 of asset impairments in this division. The BioMeasurement Division operating loss 2011 was reduced by restructuring actions.

Interest income for 2011 was $188,000, compared to $1,311,000 for 2010, a decrease of $1,123,000. The decrease in interest income was primarily due to a lower investment balance.

The gain on short- and long-term investments for 2011 was $978,000, compared to a loss of $319,000 for 2010. The gain in 2011 was due to payments we received under a settlement agreement. Auction rate securities (“ARS”) previously held by us were subsequently sold by the settlement parties at a price that was higher than the price identified in the settlement agreement. The loss for 2010 was due to the settlement agreement providing for the sale of a portion of our ARS portfolio.

In February 2011, we retired an aggregate principal amount of $75,294,000 of the 3.25% Notes. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $40,000,000 aggregate principal amount of the 8.50% Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. In July 2011, we completed another exchange, in which we issued $45,170,000 aggregate principal amount of the 8.50% Notes and made aggregate cash payments of $3,091,000 in exchange for $45,963,000 aggregate principal amount of the 3.25% Notes. A total of $76,243,000 aggregate principal amount of the 3.25% Notes remained outstanding after completion of the July 2011 exchange. We determined that the purchases and exchanges were a substantial debt modification and applied debt extinguishment accounting. The difference between the fair value and the carrying value of the liability component of our debt at the date of extinguishment was recorded as an $8,382,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,977,000 reduction to additional paid-in capital.

The income tax provision for 2011 was $86,000 compared to a benefit of $1,585,000 for 2010. The income tax benefit for 2010 was primarily due to a change in U.S. tax law that enabled us to carry back some of our operating losses to prior years and apply for a refund of taxes paid in those years. This benefit was partially offset by foreign income tax expense.

2010 Operations to 2009 Operations

Net sales for 2010 were $347,189,000, compared to $408,022,000 for 2009, a decrease of $60,833,000. Suspension assembly sales decreased $60,011,000, primarily as a result of a seven percent decrease in suspension assembly unit shipments and our average selling price decreased eight percent year-over-year from an average of $0.72 in 2009 to an average of $0.66 in 2010 due to competitive pressures. The decrease in suspension assembly unit shipments in 2010 was primarily due to market share losses. Net sales in our BioMeasurement Division were $2,414,000 in 2010, compared to $1,755,000 in 2009.

Gross profit for 2010 was $32,965,000, compared to $7,534,000 for 2009, an increase of $25,431,000. Gross profit as a percent of net sales was nine percent in 2010, compared to two percent in 2009. The higher gross profit in 2010 was primarily due to the benefits of our 2009 restructuring and cost reduction actions, and lower deprecation. Our BioMeasurement Division incurred $1,110,000 of asset impairments.

Research and development expenses for 2010 were $21,429,000, compared to $26,776,000 for 2009, a decrease of $5,347,000. The decrease was primarily related to lower labor expenses as a result of our 2009 restructuring and cost reduction actions, partially offset by $394,000 of asset impairments in our BioMeasurement Division. Research and development expenses specific to our BioMeasurement Division were $5,033,000 in 2010 and $4,265,000 in 2009. Research and development expenses as a percent of net sales were six percent in 2010 and seven percent in 2009.

Selling, general and administrative expenses for 2010 were $55,848,000, compared to $54,880,000 for 2009, an increase of $968,000. The higher selling, general and administrative expenses were primarily due to $5,700,000 of Thailand operation start-up expenses and $790,000 of asset impairments in our BioMeasurement Division, offset by reductions in labor expenses as a result of our 2009 restructuring and cost reduction actions. Selling, general and administrative expenses as a percent of net sales were 16 percent in 2010 and 13 percent in 2009. Selling, general and administrative expenses specific to our BioMeasurement Division were $17,358,000 in 2010 and $17,991,000 in 2009.

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

The loss on short- and long-term investments for 2010 was $319,000, compared to a gain of $4,390,000 for 2009. The gain in 2009 was primarily due to a gain of $5,439,000 in the value of the securities subject to the offer by UBS AG, UBS Financial Services Inc. and UBS Securities LLC (collectively, “UBS”) to issue to us ARS rights (the “Rights Offering”), which was offset by a $1,305,000 loss we recognized due to an impairment of our ARS held with UBS.

During 2009, we spent $89,525,000 to repurchase $104,446,000 par value of our 2.25% Convertible Subordinated Notes that were retired in March of 2010 (the “2.25% Notes”) the open market using our available cash and cash equivalents, at varying discounts to face value. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $14,461,000 is included in our consolidated financial statements.

During the fourth quarter of 2009, we spent $19,987,000 to repurchase $27,500,000 par value of our 3.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 27 percent. At the time of repurchase, the 3.25% Notes had a book value of $23,139,000, which includes the par value of the notes, offset by the remaining debt discount of $4,361,000. Upon completion of the repurchases, the repurchased 3.25% Notes were cancelled. The resulting gain of $2,792,000 is included in our consolidated financial statements.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, cash flow from operations and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents increased from $55,639,000 at September 26, 2010, to $60,174,000 at September 25, 2011. Our short- and long-term investments decreased from $48,899,000 to $1,612,000 during the same period. In total, our cash and cash equivalents and short- and long-term investments decreased by $42,752,000. This decrease was primarily due to $34,370,000 used for repurchases of short- and long-term debt, $13,506,000 for capital expenditures and $2,538,000 of cash used by operations. The decreases were partially offset by $10,409,000 in borrowings outstanding at year-end under the revolving credit and security agreement between us and PNC Bank.

In light of the significant decreases in our net sales over the past two completed fiscal years and current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations and additional financing, if needed and as available given current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, other debt service requirements, debt and equity repurchases and capital expenditures through 2012. We currently have outstanding $76,243,000 aggregate principal amount of our 3.25% Notes. Holders of our 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. We also currently have outstanding $85,170,000 aggregate principal amount of our 8.50% Notes. Holders of our 8.50% Notes may require us to purchase all or a portion of their 8.50% Notes for cash as early as January 15, 2015. We anticipate that we would need to obtain additional financing if the holders of our 3.25% Notes require us to purchase all or a portion of their 3.25% Notes for cash on that date. We may from time to time seek to prepay or retire our outstanding debt through cash purchases in open market or privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be certain that we will be able to raise additional financing on terms acceptable to us, including covenants that we will be able to comply with in the short term, or at all, if needed. If we are unable to obtain new financing, if and when necessary, our future financial results and liquidity could be materially adversely affected.

Effective December 19, 2008, we entered into a settlement with UBS that provided liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The settlement provided for certain arrangements, one of which was our acceptance of an offer by UBS to issue the Rights Offering to us, which allowed us to require UBS to repurchase at par value all of the ARS held by us in accounts with UBS at any time during the period from June 30, 2010 through July 2, 2012 (if our ARS had not previously been sold by us or by UBS on our behalf or redeemed by the respective issuers of those securities). During the fourth quarter of 2010, we exercised the rights issued to us in the Rights Offering for the remaining ARS held by us and subject to the Rights Offering.

As part of the UBS Settlement, we also entered into a loan agreement with UBS Credit Corp. (“UBS Credit”), which provided us with a line of credit secured only by the ARS we held in accounts with UBS. The proceeds derived from any sales of the ARS we held in accounts with UBS were to be applied to repayment of the UBS Credit Line. Following our exercise of the rights issued to us in the Rights Offering, the proceeds of the repurchase of ARS were applied to repay borrowings under the loan agreement. As of September 26, 2010, we had repaid all of the line of credit available to us from UBS Credit.

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

        Since January 21, 2011, we have had the right to redeem for cash all or a portion of the 3.25% Notes at specified redemption prices, as provided in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Holders of the 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash on January 15, 2013, January 15, 2016, and January 15, 2021, or in the event of a fundamental change, at a purchase price equal to 100 percent of the principal amount of the 3.25% Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the purchase date. We may from time to time seek to retire portions of the outstanding 3.25% Notes through cash repurchases or exchanges for the securities in open market purchases, privately negotiated transactions or otherwise.

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

During the fourth quarter of 2009, we spent $19,987,000 to repurchase $27,500,000 par value of our 3.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 27 percent. At the time of the repurchase, the 3.25% Notes had a book value of $23,139,000, which includes the par value of the 3.25% Notes, offset by the remaining debt discount of $4,361,000. Upon completion of the repurchases, the repurchased 3.25% Notes were cancelled. The resulting gain of $2,792,000 is included in our consolidated financial statements.

In February 2011, we completed a tender/exchange, through which we retired an aggregate principal amount of $75,294,000 of the 3.25% Notes. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $40,000,000 aggregate principal amount of the 8.50% Notes pursuant to an indenture dated as of February 11, 2011 in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. The 8.50% Notes are senior in right of payment to any of our existing and future subordinated indebtedness, including the 3.25% Notes that remain outstanding. Interest is payable on the 8.50% Notes on January 15 and July 15 of each year, beginning July 15, 2011. The 8.50% Notes mature on January 15, 2026. Each $1,000 principal amount of the 8.50% Notes is convertible into 116.2790 shares of our common stock (which is equal to an initial conversion price of approximately $8.60 per share), subject to adjustment.

We have the right to redeem the 8.50% Notes (i) on or after January 15, 2013 to, but excluding, January 15, 2015, if the closing price of our common stock equals or exceeds 150% of the conversion price, and (ii) at any time on or after January 15, 2015, in either case in whole or in part, for cash equal to 100% of the principal amount of the 8.50% Notes to be redeemed plus any accrued but unpaid interest to, but excluding the redemption date. Holders of the 8.50% Notes may require us to repurchase all or a portion of their 8.50% Notes at par on each of January 15, 2015, January 15, 2016 and January 15, 2021 for cash equal to 100% of the principal amount of the 8.50% Notes to be repurchased plus any accrued but unpaid interest to but excluding the repurchase date. If a fundamental change (as defined in the indenture) occurs, each holder of 8.50% Notes will have the right to require us to repurchase all or any portion of that holder’s 8.50% Notes for cash equal to 100 percent of the principal amount of the 8.50% Notes to be repurchased plus any accrued but unpaid interest to, but excluding the repurchase date.

In July 2011, we completed an exchange, in which we issued $45,170,000 aggregate principal amount of the 8.50% Notes and made aggregate cash payments of $3,091,000 in exchange for $45,963,000 aggregate principal amount of the 3.25% Notes. A total of $76,243,000 aggregate principal amount of the 3.25% Notes remained outstanding after completion of the July 2011 exchange.

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

On September 16, 2011, we entered into a revolving credit and security agreement with PNC Bank under which $10,409,000 was outstanding at the end of 2011. The credit agreement provides us with a revolving credit facility in a principal amount of up to $35,000,000, subject to a borrowing base. The credit facility is secured by substantially all of the personal property of Hutchinson Technology Incorporated. The maturity date of the credit facility is October 1, 2014 if, by October 1, 2012, the aggregate outstanding principal amount of the 3.25% Notes is reduced to $50,000,000 or less and we have at least $50,000,000 of liquidity remaining; otherwise the maturity date is October 1, 2012. The credit agreement contains customary representations, warranties, covenants and events of default, including, but not limited to limitations on the payment of dividends and repurchases of stock, financial covenants requiring a minimum fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum liquidity. We maintain an account at PNC Bank with a minimum balance of $15,000,000, as required under the credit agreement.

        Subsequent to our fiscal 2011 year-end, the suspension of production in our Thailand facility related to the flooding there triggered an event of default provision related to business interruptions under the credit agreement, and we have obtained a waiver of the event of default. We currently have no borrowings drawn under the credit agreement and the event of default did not trigger any cross-default provisions in our other financing arrangements. Due to the expected material negative impact of the Thailand flooding on our results of operations, we also may be out of compliance with one financial covenant in the credit agreement at the end of our 2012 first quarter. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period.

Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $13,506,000 for 2011, $31,382,000 for 2010 and $20,609,000 for 2009.

Capital expenditures for 2011 were primarily for manufacturing equipment for new process technology and capability improvements, new program tooling and Thailand assembly related equipment. Capital expenditures for 2010 were primarily for additional TSA+ flexure production capacity, establishing our Thailand assembly operation and new program tooling. We currently anticipate capital expenditures to be approximately $25,000,000 in 2012, primarily for manufacturing equipment for new process technology and capability improvements, such as DSA suspension assemblies and product tooling. The 2012 estimate does not take into account capital expenditures that will be required to restore operations in Thailand, which we estimate will be an additional $10,000,000 to $15,000,000. As the full transition to TSA+ suspensions takes place over the next one to three years, our capital expenditures could increase as we add capacity as needed. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents, the revolving credit and security agreement with PNC Bank or additional financing, if available given current credit market conditions.

Our capital expenditures for the Disk Drive Components Division are planned based on process improvements to be incorporated in our manufacturing operations and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes, which may require new or improved process technologies, such as additive processing to produce flexures for our TSA+ suspensions or DSA suspensions, anticipated customer demand for our suspension assembly products and market demand for disk drives. Capital spending is also based on our ability to finance capital expenditures, as discussed above.

We manage our capital spending to reflect the capacity that we expect will be needed to meet disk drive industry customer forecasts. However, existing work in process with vendors and lengthy lead times sometimes prevent us from adjusting our capital expenditures to match near-term demand. This can result in underutilization of capacity, which could lower gross profit.

As we develop the market for our InSpectra StO2 systems, we will continue to spend money on medical device sales in our BioMeasurement Division. For 2011, our BioMeasurement Division incurred an operating loss of $9,161,000, and we expect the division to continue to incur losses in 2012. Our future losses, however, along with growing working capital needs as the business grows, will negatively affect our ability to generate cash.

In 2008, our board of directors approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. The maximum dollar value of shares that may yet be purchased under the share repurchase program is $72,368,000. We have not repurchased any shares since 2008.

Contractual Obligations

The following table presents our contractual obligations at September 25, 2011 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Total debt	$171,822	$10,409	$76,243	$85,170	$–
Interest expense	29,943	10,032	16,291	3,620	–
Capital leases	272	272	–	–	–
Operating leases	7,460	3,264	3,664	532	–
Total	$209,497	$23,977	$96,198	$89,322	$–

As of September 25, 2011, the liability balance for uncertain tax positions was $7,653,000. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

Holders of our $76,243,000 par value outstanding 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013.

We also currently have outstanding $85,170,000 aggregate principal amount of our 8.50% Notes. Holders of our 8.50% Notes may require us to purchase all or a portion of their 8.50% Notes for cash as early as January 15, 2015.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Following are our most critical accounting policies that affect significant areas and involve judgment and estimates. If these estimates differ materially from actual results, the impact on the consolidated financial statements may be material.

Revenue Recognition - We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.

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

Inventory Valuation - Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances.

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

Long-Lived Assets - We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down based on the excess of the carrying amount over the fair value of the assets. Fair value would generally be determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows. Our impairment analysis for the second quarter of 2011 indicated that no charge for impairment was required. Based on our forecast model at that time, there was a cushion in excess of 10% between our expected undiscounted cash flows and the carrying value of our assets. Changes in these estimates could have a material effect on the assessment of long-lived assets. At September 25, 2011, our forecast model confirmed the previous analysis.

Income Taxes - We account for income taxes in accordance with Financial Accounting Standards Board (FASB) guidance on accounting for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized based on future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our statement of operations.

        Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 25, 2011, and September 26, 2010, we had valuation allowances of $186,447,000 and $168,991,000, respectively. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance was appropriate. Accordingly, we concluded that a full valuation allowance is appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

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

We have no earnings or cash flow exposure due to market risk on our debt obligations that are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At September 25, 2011, we had fixed rate debt of $161,413,000, with a fair market value of approximately $121,890,000.

At September 25, 2011, we had borrowed $10,409,000 under the credit facility available under the revolving credit and security agreement with PNC Bank. Subsequent to year end all of such borrowings had been repaid. If we borrow additional amounts under the credit facility in the future, such amounts will be subject to cash interest, at our election, at a rate equal to either (i) PNC Bank’s alternate base rate (as defined in the credit agreement) plus 2.0% per annum or (ii) LIBOR plus 4.5% per annum. After March 25, 2012, such loans, if any, will be eligible to bear cash interest at a reduced rate equal to either (i) PNC Bank’s alternate base rate plus 1.0% per annum or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement.

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

The financial statements and notes thereto required pursuant to this Item begin on page F-1 of this Annual Report on Form 10-K.

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

        We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 25, 2011.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of September 25, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that criteria, our management concluded that our internal control over financial reporting was effective as of September 25, 2011.

Our consolidated financial statements as of and for the year ended September 25, 2011, have been audited by Deloitte & Touche LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Deloitte & Touche LLP has also audited our internal control over financial reporting as of September 25, 2011, as stated in its attestation report included in this Annual Report on Form 10-K.

December 8, 2011

/s/ Wayne M. Fortun
President and Chief Executive Officer

/s/ David P. Radloff
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hutchinson Technology Incorporated:

We have audited the internal control over financial reporting of Hutchinson Technology Incorporated and subsidiaries (the “Company”) as of September 25, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 25, 2011 of the Company and our report dated December 8, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
December 8, 2011

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2012 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 25, 2011. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated into this item by reference is the information appearing under the headings “Proposal No. 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Our executive officers are as follows:

Name	Age	Position
Wayne M. Fortun	62	President, Chief Executive Officer and Director
Jeffrey W. Green	71	Chairman of the Board and Director
David P. Radloff	52	Vice President and Chief Financial Officer
Connie L. Pautz	53	Vice President of Human Resources & Corporate Communications
Richard J. Penn	55	Senior Vice President and President of the Disk Drive Components Division
R. Scott Schaefer	58	Vice President and Chief Technology Officer

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

Mr. Penn was elected Senior Vice President and President of the Disk Drive Components Division in March 2011. He was Senior Vice President and President of the BioMeasurement Division from April 2007 to March 2011. Prior to that, he was Vice President of Operations from October 2003 to November 2005, and was Senior Vice President and President of the Disk Drive Components Division from November 2005 to April 2007. Mr. Penn has been with HTI since 1981.

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

Incorporated into this item by reference is the information under the heading “Proposal No. 4 – Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

Consolidated Statements of Operations for the fiscal years ended September 25, 2011, September 26, 2010 and September 27, 2009

Consolidated Balance Sheets as of September 25, 2011 and September 26, 2010

Consolidated Statements of Cash Flows for the fiscal years ended September 25, 2011, September 26, 2010 and September 27, 2009

Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 25, 2011, September 26, 2010 and September 27, 2009

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

Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 1-34838.

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/02; File No. 0-14709).
3.2	Restated By-Laws of HTI, as amended December 3, 2008 (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 12/9/08; File No. 0-14709).
4.1	Instruments defining the rights of security holders. The registrant agrees to furnish to the SEC upon request copies of instruments with respect to long-term debt.
4.2
Rights Agreement dated as of July 29, 2010, between HTI and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to HTI’s Registration Statement on Form 8-A, filed 7/30/10), and First Amendment to Rights Agreement dated as of May 6, 2011, between HTI and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 2 to HTI’s Registration Statement on Form 8-A/A, filed 5/6/2011).

4.3
Indenture dated as of 2/24/03 between HTI and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI’s Registration Statement on Form S-3; File No. 333-104074), and Instrument of Resignation, Appointment and Acceptance dated as of 10/29/08 by and among HTI, LaSalle Bank National Association, as prior trustee, and Wells Fargo Bank, National Association, as successor trustee.

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
4.6
Form of 8.50% Convertible Senior Note due 2026 Indenture between HTI and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to HTI’s Amendment No. 1 to Registration Statement on Form S-4; File No. 333-171614).

4.7	Form of 8.50% Convertible Senior Note due 2026 (included as part of Exhibit 4.6).
4.8
First Supplemental Indenture, dated as of 6/17/2011, to 8.50% Convertible Senior Notes due 2026 Indenture, dated as of 2/11/2011, between HTI and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.8 to HTI’s Amendment No. 3 to Registration Statement on Form S-4; File No. 333-173970).

10.1
Office/Warehouse Lease between OPUS Corporation, Lessor, and HTI, Lessee, dated 12/29/95 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 3/24/96; File No. 0-14709), First Amendment to Office/Warehouse Lease dated 4/30/96 (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 6/23/96; File No. 0-14709), and Second Amendment to Office/Warehouse Lease between VV Minneapolis, L.P., as successor-in-interest to OPUS Corporation, Lessor, and HTI, Lessee, dated 4/14/04 (incorporated by reference to Exhibit 10.1 to HTI’s Annual Report on Form 10-K for the year ended 9/25/2005; File No. 0-14709).

10.2
Patent License Agreement, effective as of 9/1/94, between HTI and International Business Machines Corporation (incorporated by reference to Exhibit 10.10 to HTI’s Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95; File No. 0-14709).

10.3#
Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (As Amended and Restated 10/10/2008) (incorporated by reference to Exhibit 10.6 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/28/08; File No. 0-14709).

10.4#
Form of Non-Statutory Stock Option Agreement (Employee) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (As Amended and Restated 10/10/2008) (incorporated by reference to Exhibit 10.9 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/28/08; File No. 0-14709).

10.5#
Form of Incentive Stock Option Agreement (Employee) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (As Amended and Restated 10/10/2008) (incorporated by reference to Exhibit 10.10 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/28/08; File No. 0-14709).

10.6#
Form of Non-Statutory Stock Option Agreement (Director) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (As Amended and Restated 10/10/2008) (incorporated by reference to Exhibit 10.6 to HTI’s Annual Report on Form 10-K for the fiscal year ended 9/28/08; File No. 0-14709).

10.7#
Form of Restricted Stock Agreement (Director) under Hutchinson Technology Incorporated Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 12/7/04; File No. 0-14709).

10.8#	Non-Employee Directors Equity Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed 12/17/2009; File No. 0-14709).
10.9#
Hutchinson Technology Incorporated Severance Pay Plan (As Amended and Restated Effective 3/8/2011) (incorporated by reference to Exhibit 10.1 to HTI’s Amendment No. 1 on Form 10-Q/A for the quarter ended 3/27/2011).

10.10#	Employee Stock Purchase Plan (As Amended and Restated 1/20/2011) (incorporated by reference to Appendix B to HTI’s Definitive Proxy Statement on Schedule 14A filed 12/10/2010; File No. 1-34838).
10.11#	2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to HTI’s Quarterly Report on Form 10-Q for the fiscal quarter ended 12/26/2010; File No. 1-34838).
10.12#
Form of Director Stock Option Agreement under HTI’s 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to HTI’s Quarterly Report on Form 10-Q for the fiscal quarter ended 12/26/2010; File No. 1-34838).

10.13#	Form of Employee Non-Statutory Stock Option Agreement under HTI’s 2011 Equity Incentive Plan.
10.14#	Form of Employee Incentive Stock Option Agreement under HTI’s 2011 Equity Incentive Plan.
10.15#	Form of Employee Restricted Stock Unit Agreement under HTI’s 2011 Equity Incentive Plan.
10.16#	Form of Senior Management Restricted Stock Unit Agreement under HTI’s 2011 Equity Incentive Plan.
10.17#	Form of Severance and Change in Control Agreement for Senior Executives (incorporated by reference to Exhibit 10.1 to HTI’s Amendment No. 1 to Current Report on Form 8-K/A filed 10/14/2010).

10.18#	Description of Fiscal Year 2012 Annual Cash Incentive Plan of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 10/11/2011).
10.19	Revolving Credit and Security Agreement, dated 9/16/2011 (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 9/16/2011).
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101
The following financial statements and footnotes from the HTI Annual Report on Form 10-K for the year ended 9/25/2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements.

________________

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 8, 2011.

HUTCHINSON TECHNOLOGY INCORPORATED

By	/s/ Wayne M. Fortun
Wayne M. Fortun, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 8, 2011.

/s/ Wayne M. Fortun	/s/ David P. Radloff
Wayne M. Fortun, President and Chief Executive Officer (Principal Executive Officer) and Director	David P. Radloff, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	*
Martha Goldberg Aronson, Director	William T. Monahan, Director

*	*
Mark A. Augusti, Director	Frank P. Russomanno, Director

*	*
Jeffrey W. Green, Director	Philip E. Soran, Director

*	*
Russell Huffer, Director	Thomas R. VerHage, Director

____________________

* Wayne M. Fortun, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ Wayne M. Fortun
Wayne M. Fortun, Attorney-in-Fact

CONSOLIDATED STATEMENTS OF OPERATIONS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 25, 2011	September 26, 2010	September 27, 2009
	(In thousands, except per share data)
Net sales	$278,090	$347,189	$408,022
Cost of sales	267,739	314,224	400,488
Gross profit	10,351	32,965	7,534
Research and development expenses	14,592	21,429	26,776
Selling, general and administrative expenses	40,844	55,848	54,880
Severance and other expenses (Note 1)	6,745	3,674	29,586
Asset impairment and other charges (Note 1)	–	–	71,809
Loss from operations	(51,830)	(47,986)	(175,517)
Other income, net	1,868	2,357	1,536
Gain on extinguishment of long-term debt	8,382	6	17,253
Interest income	188	1,311	3,184
Interest expense, including non-cash accretion of $7,576, $8,456 and $8,793	(15,065)	(15,876)	(19,762)
Gain (loss) on short- and long-term investments	978	(319)	4,390
Loss before income taxes	(55,479)	(60,507)	(168,916)
Provision (benefit) for income taxes	86	(1,585)	(209)
Net loss	$(55,565)	$(58,922)	$(168,707)
Basic loss per share	$(2.38)	$(2.52)	$(7.27)
Diluted loss per share	$(2.38)	$(2.52)	$(7.27)
Weighted-average common shares outstanding	23,377	23,362	23,214
Weighted-average diluted shares outstanding	23,377	23,362	23,214

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Hutchinson Technology Incorporated and Subsidiaries

	September 25, 2011	September 26, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$57,554	$55,639
Short-term investments including $1,612 and $4,174 restricted (Note 1)	1,612	48,899
Trade receivables, net	44,998	47,629
Other receivables	7,064	7,849
Inventories	55,018	53,568
Other current assets	4,312	2,353
Total current assets	170,558	215,937

Property, plant and equipment:
Land, buildings and improvements	225,644	225,987
Equipment	760,109	771,977
Construction in progress	12,571	12,880
Less: Accumulated depreciation	(775,190)	(752,611)
Net property, plant and equipment	223,134	258,233
Other assets	7,313	5,542
Total assets	$401,005	$479,712
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,681	$1,280
Accounts payable	18,373	15,788
Accrued expenses	7,759	8,593
Accrued compensation	12,431	12,911
Total current liabilities	49,244	38,572

Convertible notes, net of discount	144,159	174,920
Long-term debt, less current maturities	–	271
Other long-term liabilities	1,280	1,271
Commitments and contingencies (Notes 2, 5 and 6)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,387,000 and 23,371,000 issued and outstanding	234	234
Additional paid-in capital	419,984	422,089
Accumulated other comprehensive income	190	876
Accumulated loss	(214,086)	(158,521)
Total shareholders’ equity	206,322	264,678
Total liabilities and shareholders’ equity	$401,005	$479,712

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 25, 2011	September 26, 2010	September 27, 2009
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(55,565)	$(58,922)	$(168,707)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Depreciation and amortization	48,086	51,849	76,566
Stock-based compensation	1,870	3,462	4,244
Gain on short- and long-term investments (Note 1)	(978)	–	(4,390)
Loss (gain) on disposal of assets	1,182	173	(1,762)
Asset impairment charge (Note 1)	–	3,274	71,640
Non-cash interest expense	7,576	8,456	8,793
Gain on extinguishment of debt	(8,382)	(6)	(17,253)
Severance expenses (Note 1)	1,741	1,150	–
Changes in operating assets and liabilities (Note 7)	1,932	4,306	50,169
Cash (used for) provided by operating activities	(2,538)	13,742	19,300

INVESTING ACTIVITIES:
Capital expenditures	(13,506)	(31,382)	(20,609)
Proceeds from the sale of PP&E	–	–	12,205
Change in restricted cash	(2,620)	–	–
Purchases of marketable securities	(12,412)	(71,739)	(46,883)
Sales/maturities of marketable securities	60,440	141,445	133,819
Cash provided by investing activities	31,902	38,324	78,532

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2	55	1,508
Proceeds from revolving credit line and loan	15,341	–	55,699
Repayment of revolving credit line	(4,932)	–	–
Repayment of short- and long-term debt	(34,370)	(102,873)	(110,957)
Debt issuance costs	(3,490)	–	–
Cash used for financing activities	(27,449)	(102,818)	(53,750)
Net increase (decrease) in cash and cash equivalents	1,915	(50,752)	44,082
Cash and cash equivalents at beginning of year	55,639	106,391	62,309
Cash and cash equivalents at end of year	$57,554	$55,639	$106,391

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Hutchinson Technology Incorporated and Subsidiaries

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(In thousands)
Balance, September 28, 2008	22,941	$229	$412,824	$(869)	$69,108	$481,292
Exercise of stock options	–	–	32	–	–	32
Issuance of common stock	418	5	1,472	–	–	1,477
Stock-based compensation (Note 5)	–	–	4,244	–	–	4,244
Components of comprehensive income:
Unrealized gain on securities available for sale, net of income taxes of $0	–	–	–	2,069
Unrealized gain on derivatives, net of income taxes of $0	–	–	–	1,303
Net loss	–	–	–	–	(168,707)
Total comprehensive loss						(165,335)
Balance, September 27, 2009	23,359	$234	$418,572	$2,503	$(99,599)	$321,710
Issuance of common stock	12	–	55	–	–	55
Stock-based compensation (Note 5)	–	–	3,462	–	–	3,462
Components of comprehensive income:
Unrealized loss on securities available for sale, net of income taxes of $0	–	–	–	(2,027)
Unrealized loss on derivatives, net of income taxes of $0	–	–	–	(267)
Foreign currency translation, net of income taxes of $0	–	–	–	667
Net loss	–	–	–	–	(58,922)
Total comprehensive loss						(60,549)
Balance, September 26, 2010	23,371	$234	$422,089	$876	$(158,521)	$264,678
Exercise of stock options	1	–	2	–	–	2
Issuance of common stock	15	–	44	–	–	44
Stock-based compensation (Note 5)	–	–	1,826	–	–	1,826
Equity component of debt repurchase	–	–	(3,977)	–	–	(3,977)
Components of comprehensive income:
Unrealized loss on securities available for sale, net of income taxes of $0	–	–	–	(209)
Foreign currency translation, net of income taxes of $0	–	–	–	(477)
Net loss	–	–	–	–	(55,565)
Total comprehensive loss						(56,251)
Balance, September 25, 2011	23,387	$234	$419,984	$190	$(214,086)	$206,322

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

Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the consolidated financial statements may be material.

Accounting Pronouncements

In May 2011, the FASB issued authoritative guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The updated guidance is effective for us for our second quarter of 2012. We do not expect the adoption of this pronouncement will have a material impact on our consolidated financial statements.

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for us for our fiscal year 2013. We do not expect the adoption of this pronouncement will have a material impact on our consolidated financial statements.

Fiscal Year

Our fiscal year is the fifty-two/fifty-three week period ending on the last Sunday in September. The fiscal years ended September 27, 2009, September 26, 2010 and September 25, 2011 are fifty-two week periods.

Revenue Recognition

We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.

For all sales, we use a binding purchase order as evidence of an arrangement. Delivery generally occurs when the product is delivered to a common carrier. Certain of our products are delivered on a FOB destination basis. We defer our revenue associated with these transactions until the product has been delivered and accepted to the customer’s premises.

We also store Disk Drive Components Division inventory in “vendor managed inventory,” or VMI, facilities, which are warehouses located close to the customer’s manufacturing facilities. Revenue is recognized on sales from such facilities upon the transfer of title and risk of loss, following the customer’s acknowledgement of the receipt of the goods.

        We also enter into arrangements with customers that provide us with reimbursement for engineering services and specific program capacity to partially offset the costs of our investment. We recognize the associated revenue over the estimated life of the program to which the services and capacity relate. The deferred revenue related to these reimbursements as recorded on our consolidated balance sheets as of September 25, 2011, and September 26, 2010, was $542,000 and $1,090,000, respectively, included in “Accrued expenses” and $355,000 and $412,000, respectively, included in “Other long-term liabilities.”

Cash and Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of ninety days or less.

As of September 25, 2011 and September 26, 2010, we had $2,620,000 and $0, respectively, of cash and cash equivalents that were restricted in use, which are classified in other current assets. As of September 25, 2011 this amount covered outstanding letters of credit.

The revolving credit and security agreement between us and PNC Bank requires that we maintain a $15,000,000 compensating balance to draw proceeds on the corresponding credit facility. The $15,000,000 balance is to be maintained under the credit agreement to assure future credit availability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Investments

Our short-term investments are comprised of United States government debt securities. We account for securities available for sale in accordance with FASB guidance regarding accounting for certain investments in debt and equity securities, which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive income (“OCI”) within shareholders’ equity. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in “Gain (loss) on short- and long-term investments” on our consolidated statements of operations. Trading gains and losses also are included in “Gain (loss) on short- and long-term investments.” Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based upon management’s intent and ability to hold these investments.

A summary of our investments as of September 25, 2011, and September 26, 2010, is as follows:

	September 25, 2011
	Cost Basis	Gross Realized		Gross Unrealized		Recorded Basis
		Gains	Losses	Gains	Losses
Available-for-sale securities
Short-term investments
Marketable securities	$1,612	$–	$–	$–	$–	$1,612

	September 26, 2010
	Cost Basis	Gross Realized		Gross Unrealized		Recorded Basis
		Gains	Losses	Gains	Losses
Available-for-sale securities
Short-term investments
Marketable securities	$48,690	$–	$–	$209	$–	$48,899

As of September 25, 2011, our short-term investments mature within one year.

Effective December 19, 2008, we entered into a settlement with UBS AG, UBS Financial Services Inc. and UBS Securities LLC (collectively, “UBS”) that provided liquidity for our ARS portfolio held with UBS and to resolve pending litigation between the parties. The settlement provided for certain arrangements, one of which was our acceptance of an offer by UBS to issue to us ARS rights (the “Rights Offering”), which allowed us to require UBS to repurchase at par value all of the ARS held by us in accounts with UBS at any time during the period from June 30, 2010, through July 2, 2012 (if our ARS had not previously been sold by us or by UBS on our behalf or redeemed by the respective issuers of those securities). During the fourth quarter of 2010, we exercised the rights issued to us in the Rights Offering for the remaining ARS held by us and subject to the Rights Offering.

As part of the settlement with UBS, we also entered into a loan agreement with UBS Credit Corp. (“UBS Credit”), which provided us with a line of credit secured only by the ARS we held in accounts with UBS. Following our exercise of the rights issued to us in the Rights Offering, the proceeds of the repurchase of ARS were applied to repay borrowings under the loan agreement. As of September 26, 2010, we had repaid all of the line of credit available to us from UBS Credit.

On March 19, 2010, we entered into a settlement agreement with Citigroup Global Markets Inc. (“CGMI”), providing for the sale of a portion of our ARS. We received approximately $19,313,000 in cash (plus accrued interest) in exchange for $22,600,000 in principal amount of our ARS. As a result, we recorded an additional realized loss on the sale of these ARS of $528,000 during the quarter ended March 28, 2010. As of December 27, 2009, we had recorded an other than temporary realized loss of $2,793,000 on these ARS. For a three-year period, the settlement agreement with CGMI provides us with the option to repurchase some or all of these ARS at the price for which we sold them, and the potential for additional recoveries in the event of issuer redemptions. As of September 25, 2011, we had recovered $978,000, which was recorded as a realized gain. As part of the settlement agreement, we agreed to dismiss with prejudice an arbitration proceeding between us and CGMI and an affiliate of CGMI relating to these ARS.

As of September 25, 2011 and September 26, 2010, we had $1,612,000 and $4,174,000, respectively, of short-term investments. For September 25, 2011, this amount covered a security for our self-insured workers compensation programs. For September 26, 2010, these amounts covered outstanding letters of credit and a security for our self-insured workers compensation programs.

Trade Receivables

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $44,998,000 at September 25, 2011, and $47,629,000 at September 26, 2010, are net of allowances of $185,000 and $372,000, respectively. As of September 25, 2011, allowances of $185,000 consisted of a $23,000 allowance for doubtful accounts and a $162,000 allowance for sales returns. As of September 26, 2010, allowances of $372,000 consisted of a $119,000 allowance for doubtful accounts and a $253,000 allowance for sales returns.

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

Fiscal Year	Beginning Balance	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	Ending Balance
2011	$253	$705	$(796)	$162
2010	$275	$868	$(890)	$253

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at September 25, 2011 and September 26, 2010:

	2011	2010
Raw materials	$21,566	$24,559
Work in process	14,656	10,601
Finished goods	18,796	18,408
	$55,018	$53,568

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

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other income, net” in the consolidated statements of operations. We recognized a foreign currency loss of $381,000 in 2011 and a gain of $744,000 in 2010 primarily related to purchases denominated in U.S. dollars made by our Thailand operation.

Engineering and Process Development

        Our engineers and technicians are responsible for the implementation of new technologies, as well as process and product development and improvements. Expenditures related to these activities totaled $40,750,000 in 2011, $51,059,000 in 2010 and $61,545,000 in 2009. Of these amounts, $14,592,000 in 2011, $21,429,000 in 2010 and $26,776,000 in 2009 are classified as research and development expenses, with the remainder relating to quality, engineering and manufacturing support, classified as cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Severance and Other Expenses

A summary of our severance and other expenses as of September 25, 2011, is as follows:

	Severance and Benefits	Other Expenses	Total
Accrual balances, September 28, 2008	$–	$–	$–
Restructuring charges	28,731	855	29,586
Cash payments	(28,731)	(855)	(29,586)

Accrual balances, September 27, 2009	$–	$–	$–
Restructuring charges	3,674	–	3,674
Cash payments	(2,524)	–	(2,524)

Accrual balances, September 26, 2010	$1,150	$–	$1,150
Restructuring charges	5,947	798	6,745
Cash payments	(5,356)	(798)	(6,154)

Accrual balances, September 25, 2011	$1,741	$–	$1,741

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

During the second quarter of 2009, in response to further weakened demand for suspension assemblies, we took actions to further restructure the company and reduce our overall cost structure in our Disk Drive Components Division. We closed our Sioux Falls, South Dakota facility at the end of June 2009 and consolidated the related suspension assembly operations into our Eau Claire, Wisconsin and Hutchinson, Minnesota sites. The assembly operations consolidation resulted in a net elimination of approximately 220 positions. In addition, we consolidated photoetching operations into our Hutchinson, Minnesota site and trace operations into our Eau Claire, Wisconsin site to achieve improvements in efficiency and facility utilization and to reduce operating costs. We also reduced the workforce in our components operation in Eau Claire, Wisconsin by approximately 100 positions. Our total workforce reductions, including these reductions in Sioux Falls, South Dakota and Eau Claire, Wisconsin and the approximately 1,380 positions we eliminated in the first quarter of 2009, total approximately 1,700 positions. The second quarter 2009 workforce reductions resulted in a charge for severance and other expenses of $4,787,000, which was paid by the end of 2009.

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

During the fourth quarter of 2010, we announced actions to reduce costs and preserve cash, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $3,674,000, of which $1,150,000 remains to be paid.

        During the second quarter of 2011, we recorded $6,745,000 of severance and other expenses related to the 2011 manufacturing consolidation and restructuring plan that includes eliminating approximately 800 positions from our U.S. workforce. The workforce reduction resulted in a charge for severance expenses of $5,947,000, of which $692,000 was related to our BioMeasurement Division. At the end of 2011, $1,741,000 remained to be paid. Subsequent to year-end, due to the flooding in Thailand, we are leveraging our U.S. assembly operations to offset the temporary loss of capacity in Thailand. This is expected to result in our retaining approximately 120 employees in our Hutchinson, Minnesota manufacturing facility that we previously expected to terminate and that were included in our expected 2011 severance charges. This will result in a reduction of our severance expense by approximately $750,000 during our quarter ending December 25, 2011. The workforce reductions are expected to be completed by the end of our second quarter 2012.

As part of the 2011 consolidation and restructuring plan, we expect to incur approximately $900,000 of total other expenses, primarily internal labor, contractors and freight, related to the consolidation of the Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin. As of September 25, 2011, $798,000 of the other expenses had been paid. The remaining amount has not been recognized and was not accrued on our balance sheet as of September 25, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Asset Impairment

During the first quarter of 2009, we recorded non-cash impairment charges of $32,280,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations. The impairment review was triggered by weakened demand for suspension assemblies, uncertain future market conditions and the restructuring plan, as discussed above. In response to these conditions, we made structural changes to consolidate some of our component and assembly manufacturing among our sites.

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

During the third quarter of 2010, we recorded non-cash impairment charges of $2,294,000 for the impairment of long-lived assets related to the manufacturing and selling of InSpectra StO2 systems in our BioMeasurement Division. The impairment review was triggered by slower than expected sales growth based on the current pace of adoption of the InSpectra StO2 systems and spending constraints in healthcare markets world-wide, along with our planned operating changes within the BioMeasurement Division. As we evaluated the impact of these changes on our forecast of future operating results in our BioMeasurement Division, we determined that the recorded values of many of the assets in this division were no longer deemed recoverable. Since these assets are no longer expected to generate future positive cash flows in excess of the recorded values, the assets were impaired but will continue to be used on an ongoing basis. Accordingly, for 2010, we recorded impairment charges related to these assets as shown in the following line items on our consolidated statements of operations:

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 25, 2011 and September 26, 2010, we had valuation allowances of $186,447,000 and $168,991,000, respectively. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that a full valuation allowance was appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share identifies the dilutive effect of potential common shares using net income available to common shareholders and is computed (i) using the treasury stock method for outstanding stock options and the if-converted method for the $150,000,000 aggregate principal amount of the 2.25% Convertible Subordinated Notes that were retired in March of 2010 (the “2.25% Notes”) and for the 8.50% Convertible Senior Notes due 2026 (the “8.50% Notes”); and (ii) in accordance with FASB guidance relating to the effect of contingently convertible instruments on diluted earnings per share for the $225,000,000 original aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”). A reconciliation of these amounts is as follows:

	2011	2010	2009
Net loss	$(55,565)	$(58,922)	$(168,707)
Plus: Interest expense on convertible subordinated notes	–	–	–
Less: Additional profit-sharing expense and income tax provisions	–	–	–
Net loss available to common shareholders	$(55,565)	$(58,922)	$(168,707)

Weighted-average common shares outstanding	23,377	23,362	23,214
Dilutive potential common shares	–	–	–
Weighted-average diluted shares outstanding	23,377	23,362	23,214

Basic loss per share	$(2.38)	$(2.52)	$(7.27)
Diluted loss per share	$(2.38)	$(2.52)	$(7.27)

Options to purchase 3,782,000, 3,903,000 and 3,570,000 shares were not included in the 2011, 2010 and 2009 computations of diluted earnings per share, respectively, because they would have been antidilutive.

Diluted loss per share for 2011 excludes potential common shares of 0 using the treasury stock method and potential common shares of 6,356,000 using the if-converted method for the 8.50% Notes, as they were antidilutive. Diluted loss per share for 2010 excludes potential common shares of 187,000 using the treasury stock method and potential common shares of 667,000 using the if-converted method for the 2.25% Notes, as they were antidilutive. Diluted loss per share for 2009 excludes potential common shares of 80,000 using the treasury stock method and potential common shares of 3,044,000 using the if-converted method for the 2.25% Notes, as they were antidilutive.

2.     Financing Arrangements

Short- and Long-Term Debt

	2011	2010
3.25% Notes	$76,243	$197,500
3.25% Notes debt discount	(5,156)	(22,580)
8.50% Notes	85,170	–
8.50% Notes debt discount	(12,098)	–
Eau Claire building mortgage	–	945
PNC Bank Credit Line	10,409	–
Capital lease obligation	272	606
Total debt	154,840	176,471
Less: Current maturities	(10,681)	(1,280)
Total long-term debt	$144,159	$175,191

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Contractual maturities of short- and long-term debt subsequent to September 25, 2011, are as follows:

2012	$10,681
2013	76,243
2014	–
2015	85,170
2016	–
Thereafter	–
$172,094

3.25% Notes

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

Since January 21, 2011, we have had the right to redeem for cash all or a portion of the 3.25% Notes at specified redemption prices, as provided in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Holders of the 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash on January 15, 2013, January 15, 2016 and January 15, 2021, or in the event of a fundamental change, at a purchase price equal to 100 percent of the principal amount of the 3.25% Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the purchase date.

Under certain circumstances, holders of the 3.25% Notes may convert their 3.25% Notes based on a conversion rate of 27.4499 shares of our common stock per $1,000 principal amount of the 3.25% Notes (which is equal to an initial conversion price of approximately $36.43 per share), subject to adjustment. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of the 3.25% Notes a holder will receive an amount in cash equal to the lesser of (i) $1,000, or (ii) the conversion value, determined in the manner set forth in the Indenture, of the number of shares of our common stock equal to the conversion rate. If the conversion value exceeds $1,000, we also will deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion.

In May 2008, the FASB issued authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance specifies that convertible debt instruments that may be settled in cash upon conversion shall be separately accounted for by allocating a portion of the fair value of the instrument as a liability and the remainder as equity. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost over the effective term. The provisions of this guidance apply to the 3.25% Notes. We adopted the provisions of this guidance beginning in our first quarter of 2010. This guidance requires us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments that do not contain a comparable conversion feature.

The adoption of this guidance required us to allocate the original $225,000,000 proceeds received from the issuance of the 3.25% Notes between the applicable debt and equity components. Accordingly, we allocated $160,584,000 of the proceeds to the debt component of the 3.25% Notes and $40,859,000, net of deferred taxes of $23,557,000, to the equity conversion feature. Subsequent to the original issuance date of the 3.25% Notes, a full valuation allowance was recorded against our deferred tax assets (see Note 3 for discussion of income taxes). The debt component allocation was based on the estimated fair value of similar debt instruments without a conversion feature as determined by using a discount rate of 8.75 percent, which represents our estimated borrowing rate for such debt as of the date of the 3.25% Notes issuance. The difference between the cash proceeds associated with the 3.25% Notes and the debt component was recorded as a debt discount with a corresponding offset to additional paid-in capital, net of applicable deferred taxes, representing the equity conversion feature. The debt discount that we recorded is being amortized over seven years, the expected term of our 3.25% Notes (January 19, 2006 through January 15, 2013), using the effective interest method resulting in additional non-cash interest expense. As of September 25, 2011, the remaining period over which the debt discount will be amortized is approximately 15 months.

The carrying amounts of the 3.25% Notes included in our consolidated balance sheets were as follows:

	2011	2010
Principal balance	$76,243	$197,500
Debt discount	(5,156)	(22,580)
Convertible subordinated notes, net	$71,087	$174,920

We have recorded the following interest expense related to the 3.25% Notes in the periods presented:

	2011	2010	2009
Coupon rate of interest (cash interest)	$4,598	$6,402	$7,260
Debt discount amortization (non-cash interest)	6,618	8,456	8,793
Total interest expense for the 3.25% Notes	$11,216	$14,858	$16,053

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

During September 2009, we spent $19,987,000 to repurchase $27,500,000 par value of the 3.25% Notes on the open market using our available cash and cash equivalents, at an average discount to face value of approximately 27 percent. At the time of repurchase, the notes had a book value of $23,139,000, which includes the par value of the notes, offset by the remaining debt discount of $4,361,000. Upon completion of the repurchases, the repurchased 3.25% Notes were cancelled. The resulting gain of $2,792,000 was included in our consolidated financial statements.

A total of $76,243,000 aggregate principal amount of the 3.25% Notes remained outstanding after completion of the fourth quarter 2009 repurchase, the February 2011 tender/exchange Offer and the July 2011 exchange, as discussed below.

8.50% Notes

In February 2011, we completed a tender/exchange. In connection with the tender/exchange, we issued $40,000,000 of the 8.50% Notes pursuant to an indenture dated as of February 11, 2011. The 8.50% Notes are senior in right of payment to any of our existing and future subordinated indebtedness, including the 3.25% Notes that remain outstanding. Interest is payable on the 8.50% Notes on January 15 and July 15 of each year, beginning July 15, 2011. The 8.50% Notes mature on January 15, 2026. Each $1,000 principal amount of the 8.50% Notes is convertible into 116.2790 shares of our common stock (which is equal to an initial conversion price of approximately $8.60 per share), subject to adjustment.

We have the right to redeem the 8.50% Notes (i) on or after January 15, 2013 to, but excluding, January 15, 2015, if the closing price of our common stock equals or exceeds 150 percent of the conversion price, and (ii) at any time on or after January 15, 2015, in either case in whole or in part, for cash equal to 100 percent of the principal amount of the 8.50% Notes to be redeemed plus any accrued but unpaid interest to but excluding the redemption date. Holders of the 8.50% Notes may require us to repurchase all or a portion of their 8.50% Notes at par on each of January 15, 2015, January 15, 2016 and January 15, 2021 for cash equal to 100 percent of the principal amount of the 8.50% Notes to be repurchased plus any accrued but unpaid interest to but excluding the repurchase date. If a fundamental change (as defined in the indenture) occurs, each holder of 8.50% Notes will have the right to require us to repurchase all or any portion of that holder’s 8.50% Notes for cash equal to 100 percent of the principal amount of the 8.50% Notes to be repurchased plus any accrued but unpaid interest to but excluding the repurchase date.

As a result of the February 2011 tender/exchange, we retired an aggregate principal amount of $75,294,000 of the 3.25% Notes in February 2011. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $40,000,000 aggregate principal amount of the 8.50% Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. We determined that the tender/exchange was a substantial debt modification and applied debt extinguishment accounting. The difference between the fair value and the carrying value of the liability component of our debt at the date of extinguishment was recorded as a $5,467,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,371,000 reduction to additional paid-in capital.

In July 2011, we completed an offer to exchange for new securities an additional portion of our outstanding 3.25% Notes. In connection with the July 2011 exchange, we issued $45,170,000 aggregate principal amount of the 8.50% Notes and made aggregate cash payments of $3,091,000 in exchange for $45,963,000 aggregate principal amount of the 3.25% Notes. We determined that the exchange was a substantial debt modification and applied debt extinguishment accounting. The difference between the fair value and the carrying value of the liability component of our debt at the date of extinguishment was recorded as a $2,915,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $606,000 reduction to additional paid-in capital.

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

2.25% Notes

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

During 2010, we spent $11,488,000 to repurchase $11,500,000 par value of the 2.25% Notes on the open market using our available cash and cash equivalents. Upon completion of the repurchases, the repurchased 2.25% Notes were cancelled. The resulting gain of $6,000 was included in our consolidated financial statements. On the maturity date of March 15, 2010, we used available cash and cash equivalents to pay par value of $34,054,000 to retire all of the remaining outstanding 2.25% Notes. None of the 2.25% Notes remain outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

PNC Bank Credit Line

On September 16, 2011, we entered into a revolving credit and security agreement with PNC Bank under which $10,409,000 was outstanding at the end of 2011. The credit agreement provides us with a revolving credit facility in a principal amount of up to $35,000,000, subject to a borrowing base. The credit facility is secured by substantially all of the personal property of Hutchinson Technology Incorporated. The maturity date of the credit facility is October 1, 2014 if, by October 1, 2012, the aggregate outstanding principal amount of the 3.25% Notes is reduced to $50,000,000 or less and we have at least $50,000,000 of liquidity remaining; otherwise the maturity date is October 1, 2012. The credit agreement contains customary representations, warranties, covenants and events of default, including, but not limited to, limitations on the payment of dividends and repurchases of stock, financial covenants requiring a minimum fixed charge coverage ratio, minimum EBITDA and minimum liquidity. We maintain an account at PNC Bank with a minimum balance of $15,000,000, as required under the credit agreement.

At September 25, 2011, we had borrowed $10,409,000 under the credit facility. Subsequent to year end, we repaid all such borrowings. Currently we have no borrowings under the credit facility. If we borrow additional amounts under the credit facility in the future, such amounts will be subject to cash interest, at our election, at a rate equal to either (i) PNC Bank’s alternate base rate (as defined in the credit agreement) plus 2.0% per annum or (ii) LIBOR plus 4.5% per annum. After March 25, 2012, such loans, if any, will be eligible to bear cash interest at a reduced rate equal to either (i) PNC Bank’s alternate base rate plus 1.0% per annum or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement.

Eau Claire Building Mortgage

During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our Eau Claire, Wisconsin, manufacturing site, together with related equipment, for $12,924,000, which included the assumption of a mortgage by us with a 7.15 percent interest rate that matured in April 2011. At June 26, 2010, the mortgage had been paid in full.

Capital Leases

We also lease some manufacturing equipment that has been treated as a capital lease for accounting purposes. The present value of the minimum quarterly payments resulted in an initial $686,000 lease obligation and related leased asset.

3.     Income Taxes

The (benefit) provision for income taxes consists of the following:

	2011	2010	2009
Current:
Federal	$(216)	$(2,046)	$(530)
Foreign	292	447	307
State	10	14	14
Deferred	–	–	–
	$86	$(1,585)	$(209)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The deferred provision (benefit) is composed of the following:

	2011	2010	2009
Asset bases, lives and depreciation methods	$12,162	$19,637	$(4,217)
Reserves and accruals not currently deductible	(296)	(3,489)	5,166
Tax credits and net operating loss (“NOL”) carryforwards	(23,117)	(34,189)	(58,591)
Deferred tax liability on 3.25% Notes	(6,194)	(3,059)	(4,831)
Valuation allowance	17,445	21,100	62,473
	$–	$–	$–

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2011	2010	2009
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
Effect of:
State income taxes, net of federal income tax benefits	–	–	–
Foreign income taxes, net of federal income tax benefits	0.5	0.8	0.4
Valuation allowance on deferred tax assets and/or use of tax credits	36.7	30.9	35.1
Other permanent differences	(2.1)	0.7	(0.4)
	0.1%	(2.6)%	0.1%

The following table shows the significant components of our deferred tax assets:

	2011	2010
Current deferred tax assets:
Receivable allowance	$58	$132
Inventories	6,798	7,089
Accruals and other reserves	2,234	2,652
Valuation allowance	(9,090)	(9,873)
Total current deferred tax assets	–	–
Long-term deferred tax assets:
Property, plant and equipment	(2,620)	9,543
Deferred income	6,750	5,659
Tax credits	31,467	30,674
NOL carryforwards	143,593	121,269
3.25% Notes	(1,833)	(8,027)
Valuation allowance	(177,357)	(159,118)
Total long-term deferred tax assets	–	–
Total deferred tax assets	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 25, 2011, our deferred tax assets included $31,467,000 of unused tax credits, of which $3,252,000 can be carried forward indefinitely and $28,215,000 expire at various dates beginning in 2018. In addition, at September 25, 2011, our deferred tax assets included $143,593,000 of NOL carryforwards that will begin to expire in 2021 if not otherwise used by us. As of September 25, 2011, we had an estimated NOL carryforward of approximately $396,926,000 for United States federal tax return purposes. A valuation allowance of $186,447,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the deferred tax assets before they expire. Gross unrecognized tax benefits as of September 25, 2011 and September 26, 2010 were $7,653,000 and $7,516,000, respectively. For 2011, $7,131,000 of our gross unrecognized tax benefits would decrease our effective tax rate if realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

2011
Gross unrecognized tax benefits at September 26, 2010	$7,516
Gross increases in tax positions for prior year	78
Gross decreases in tax positions for prior year	(30)
Gross increases in tax positions for current year	89
Fiscal 2011 settlements	–
Lapse in statute of limitations	–
Gross unrecognized tax benefits at September 25, 2011	$7,653

Our policy is to record interest expense and penalties within the provision for income taxes on the consolidated statements of operations. No interest expense or penalties have been included in the gross amount of unrecognized tax benefits due to existing tax credits and NOL carryforwards.

The major jurisdictions in which we file income tax returns are United States federal, various U.S. states and Thailand. In the United States federal jurisdiction we are no longer subject to examination for fiscal years prior to 2008. For state jurisdictions we are no longer subject to examination for fiscal years prior to 2007. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. In Thailand we operate under various tax holidays that currently are scheduled to fully expire as early as 2024. For 2011 and prior fiscal years, these holidays had no impact on our tax provision or our net loss.

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
Level 2 –
Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
  Quoted prices for similar assets or liabilities in active markets;
  Quoted prices for identical or similar assets in nonactive markets;
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at September 25, 2011
	Level 1	Level 2	Level 3
Assets
Available-for-sale
U.S. government debt securities	$1,612	$–	$–
Total assets	$1,612	$–	$–

	Fair Value Measurements at September 26, 2010
	Level 1	Level 2	Level 3
Assets
Available-for-sale
Corporate notes	$17,869	$–	$–
U.S. government debt securities	15,894	–	–
Certificates of deposit	11,539	–	–
Commercial paper	3,597	–	–
Total assets	$48,899	$–	$–

For receivables, accounts payable and accrued expenses, we believe that the carrying amounts approximate fair value because of their short-term nature.

Cash and Cash Equivalents

The fair value is based on quoted market prices.

Short- and Long-Term Debt

The fair values of the 3.25% Notes and the 8.50% Notes are estimated based on the closing market price of the respective Notes as of the end of the fiscal year. The estimated fair values of our short- and long-term debt are as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.25% Notes	$76,243	$63,282	$197,500	$144,669
8.50% Notes	85,170	58,608	–	–
PNC Bank Credit Line	10,409	10,409	–	–
Eau Claire building mortgage	–	–	945	945

5.     Employee Benefits

In March 2009, our board of directors approved the suspension of our employee stock purchase plan, effective April 1, 2009. Prior to this date, our employee stock purchase plan provided for the sale of our common stock at discounted purchase prices. The cost per share under this plan was 85 percent of the lesser of the fair market value of our common stock on the first or last day of the purchase period, as defined.

Stock Options

        As of September 25, 2011, we had an option plan under which up to 2,824,888 common shares are reserved for issuance. Under the plan, options may be granted to any employee, including our officers, and to our non-employee directors, and have been granted with an exercise price equal to the closing sale price of a share of our common stock on the NASDAQ Global Select Market on the date the options were granted. Options also may be granted to certain non-employees at a price not less than the closing sale price of a share of our common stock on the NASDAQ Global Select Market on the date the options were granted. Options generally expire ten years from the date of grant or at an earlier date as determined by the committee of our board of directors that administers the plan. Options granted under the plan before November 2005 generally became exercisable in full one year from the date of grant, and options granted since November 2005 generally become exercisable two to three years from the date of grant.

We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $1,870,000, $3,462,000 and $4,244,000 for 2011, 2010 and 2009, respectively. As of September 25, 2011, $2,471,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of approximately 17 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during 2011, 2010 and 2009 was $2.24, $5.41 and $1.89, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	2011	2010	2009
Risk-free interest rate	2.3%	2.6%	1.9%
Expected volatility	80%	80%	60%
Expected life (in years)	7.2	7.3	7.7
Dividend yield	–	–	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during 2011 are summarized in the following table:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)
Outstanding at September 26, 2010	3,910,909	18.39	5.8
Granted	833,831	3.04
Exercised	(500)	3.03
Expired/Canceled	(962,222)	16.66
Outstanding at September 25, 2011	3,782,018	15.44	5.9

Options exercisable at September 25, 2011	2,115,372	23.76	3.9

The aggregate intrinsic value at year-end of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding for 2011, 2010 and 2009 was $0, $197,000 and $2,601,000, respectively. The aggregate intrinsic value at year-end of our stock options exercisable for 2011, 2010 and 2009 was $0.

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Nonvested at September 26, 2010	1,638,907	5.13
Granted	833,831	2.24
Vested	(402,441)	6.42
Canceled	(403,651)	4.40
Nonvested at September 25, 2011	1,666,646	3.55

The following table summarizes information about stock options outstanding at September 25, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted- Average Remaining Contractual Life (yrs)	Weighted- Average Exercise Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
3.03 – 5.00	1,187,363	8.4	3.04	235,000	3.03
5.01 – 10.00	714,283	8.2	7.34	–	–
10.01 – 20.00	20,000	6.4	15.96	20,000	15.96
20.01 – 25.00	834,042	2.6	23.17	834,042	23.17
25.01 – 30.00	603,990	5.3	26.79	603,990	26.79
30.01 – 45.06	422,340	2.7	32.52	422,340	32.52
Total	3,782,018	5.9	15.44	2,115,372	23.76

Employee Benefit Plans

We have a defined contribution plan covering our employees in the U.S. Our contributions to the plan were $29,000 in 2011, $0 in 2010 and $4,998,000 in 2009. From June 2009 to July 2011, we had suspended our employer contributions to our defined contribution plan. We also have a provident fund covering our employees in Thailand. Our contributions to the plan were $49,000 in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

We sponsor a self-insured comprehensive medical and dental plan for qualified employees that is funded by contributions from plan participants and from us. Contributions are made through a Voluntary Employee’s Benefit Association Trust. We recognized expense related to these plans of $12,841,000 in 2011, $13,128,000 in 2010 and $18,158,000 in 2009.

6.     Commitments and Contingencies

Operating and Capital Leases

We are committed under various operating lease agreements. Total rent expense under these operating leases was $4,077,000 in 2011, $4,314,000 in 2010 and $9,858,000 in 2009.

We lease some manufacturing equipment that has been treated as a capital lease for accounting purposes. The present value of the minimum quarterly payments resulted in an initial $686,000 lease obligation and related leased asset.

Future minimum payments for all operating leases and capital leases with initial or remaining terms of one year or more subsequent to September 25, 2011 are as follows:

	Operating Leases	Capital Leases
2012	$3,264	$280
2013	2,554	–
2014	1,110	–
2015	526	–
2016	6	–
Thereafter	–	–
Total minimum lease payments	$7,460	$280

Amount representing interest		$(8)
Present value of minimum lease payments		$272

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

We are a party to ordinary routine litigation incidental to our business. The outcome of such claims is not expected to materially affect our current or future financial position or results of operations.

7.     Supplementary Cash Flow Information

	2011	2010	2009
Changes in operating assets and liabilities:
Receivables, net	$3,416	$16,415	$37,882
Inventories	(1,450)	(6,690)	28,902
Other assets	(48)	1,758	3,615
Accounts payable and accrued expenses	5	(6,743)	(18,927)
Other long-term liabilities	9	(434)	(1,303)
	$1,932	$4,306	$50,169

Cash paid for:
Interest (net of amount capitalized)	$6,929	$14,805	$9,994
Income taxes	327	443	240

Non-cash investing activities:
Capital expenditures in accounts payable	1,208	1,683	656

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Capitalized interest was $821,000 in 2011, $1,071,000 in 2010 and $589,000 in 2009. Interest is capitalized using an overall borrowing rate for assets that are being constructed or otherwise produced for our own use. Interest capitalized during 2011 was primarily for additional manufacturing equipment for new process technology and capability improvements and tooling.

During the first quarter of 2006, we purchased the assembly manufacturing building (which we previously leased) at our Eau Claire, Wisconsin manufacturing site, together with related equipment, for $12,924,000, which included the assumption of a mortgage by us.

Purchase price of building and related equipment	$12,924
Cash paid for building and related equipment	(5,069)
Mortgage assumed	$7,855

The mortgage was paid in full in May 2011.

8.     Other Comprehensive Income

Other comprehensive income

The components of accumulated OCI, net of income taxes, are as follows:

	September 25, 2011	September 26, 2010
Available-for-sale securities	$–	$209
Foreign currency translation	190	667
Total accumulated other comprehensive income	$190	$876

Derivatives

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

As of September 25, 2011, we did not have any outstanding derivative contracts on our consolidated balance sheet.

The following table summarizes the gross activity in OCI related to these contracts:

	2011	2010
Beginning of period unrealized gain (loss) in accumulated OCI	$–	$266
(Increase) decrease in fair value of derivative instruments	–	(195)
(Loss) gains reclassified from OCI into cost of sales	–	(373)
Gains on dedesignated derivative instruments reclassified from OCI into cost of sales	–	–
Settlements	–	302
End of period unrealized gain in accumulated OCI	$–	$–

Foreign Currency Translation

Our Thailand operation uses their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated OCI.

9.     Shareholders’ Equity

Stock Repurchase Program

On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. As of September 28, 2008, we had spent $57,632,000 to repurchase 3,600,000 shares at an average price of $16.21. The maximum dollar value of shares that may yet be purchased under the share repurchase plan is $72,368,000. All of our repurchases during 2008 were made in the open market. There have been no repurchases since 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

10.   Share Rights Plan

In July 2010, our board of directors declared a dividend of one common share purchase right for each outstanding share of common stock held by shareholders of record as of the close of business on August 10, 2010. Under certain conditions, each right may be exercised to purchase one-tenth of a share of common stock at an exercise price of $3.00, subject to adjustment. The rights generally will become exercisable after any person or group acquires beneficial ownership of 15 percent or more of our common stock or announces a tender or exchange offer that would result in that person or group beneficially owning 15 percent or more of our common stock. If any person or group becomes a beneficial owner of 15 percent or more of our common stock, each right will entitle its holder (other than the 15 percent owner) to purchase, at an adjusted exercise price equal to ten times the previous purchase price, shares of our common stock having a market value of two times the right’s adjusted exercise price.

The rights, which do not have voting rights, expire in on August 10, 2020 and may be redeemed by us at a price of $0.001 per right, subject to adjustment, at any time prior to their expiration or a person’s or group’s acquisition of beneficial ownership of at least 15 percent of our common stock. In certain circumstances, at the option of our Board of Directors, we may exchange the rights for shares of our common stock, delay or temporarily suspend the exercisability of the rights or reduce the stock-ownership threshold of 15 percent to not less than 10 percent.

In the event that we are acquired in certain merger or other business-combination transactions, or sell 50 percent or more of our assets or earnings power, each holder of a right shall have the right to receive, at the right’s adjusted exercise price, common shares of the acquiring company having a market value of twice the right’s adjusted exercise price.

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

The following table represents net sales by product for each reportable segment:

	2011	2010	2009
Net sales:
Disk Drive Components Division
Suspension assemblies	$270,769	$337,931	$397,942
Other products	4,969	6,844	8,325
Total Disk Drive Components Division	275,738	344,775	406,267

BioMeasurement Division	2,352	2,414	1,755
	$278,090	$347,189	$408,022

The following table represents operating loss for each reportable segment:

	2011	2010	2009
Loss from operations:
Disk Drive Components Division	$(42,669)	$(24,027)	$(152,032)
BioMeasurement Division	(9,161)	(23,959)	(23,485)
	$(51,830)	$(47,986)	$(175,517)

The following table represents long-lived assets for each reportable segment:

	2011	2010	2009
Long-lived assets:
Disk Drive Components Division	$222,746	$257,739	$276,283
BioMeasurement Division	388	494	3,053
	$223,134	$258,233	$279,336

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The following table represents depreciation expenses for each reportable segment:

	2011	2010	2009
Depreciation and amortization expense:
Disk Drive Components Division	$47,960	$50,619	$75,132
BioMeasurement Division	126	1,230	1,434
	$48,086	$51,849	$76,566

Sales to foreign locations were as follows:

	2011	2010	2009
Foreign-based enterprises	$85,164	$157,611	$182,417
Foreign subsidiaries of United States corporations	187,256	182,474	217,900
	$272,420	$340,085	$400,317

The majority of these foreign location sales were to the Pacific Rim region. In addition, we have sales to United States corporations that used our products in their offshore manufacturing sites.

Revenue assigned based on product shipment location and long-lived assets by geographic area are as follows:

	2011	2010	2009
Revenue:
Thailand	$184,948	$174,627	$211,960
Hong Kong	34,535	114,541	152,068
Japan	–	–	14,299
Philippines	49,568	32,725	5,954
China	–	9,365	7,789
Malaysia	2,687	7,847	5,940
United States	5,669	7,104	7,705
Other foreign countries	683	980	2,307
	$278,090	$347,189	$408,022

Long-lived assets:
United States	$205,597	$242,704	$278,334
Other foreign countries	17,537	15,529	1,002
	$223,134	$258,233	$279,336

Sales to customers in excess of 10% of net sales are as follows:

	2011	2010	2009
Western Digital Corporation	56%	43%	36%
SAE Magnetics, Ltd./TDK Corporation	19	37	39
Hitachi and affiliates	11	–	–
Seagate Technology, LLC	11	10	18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

12.   Summary of Quarterly Information (unaudited)

The following table summarizes unaudited financial data for 2011 and 2010. The price range per share reflects the highest and lowest bids as quoted on the NASDAQ Global Select Market during each quarter.

	2011 by Quarter						2010 by Quarter
	First	Second		Third	Fourth		First	Second	Third		Fourth
Net sales	$68,244	$63,281		$72,180	$74,385		$108,256	$87,614	$77,293		$74,026
Gross profit (loss)	3,324	(2,298)		4,190	5,136		20,777	7,315	4,907		(34)
Income (loss) from operations	(14,359)	(23,444	) 1	(7,772)	(6,254)		3,129	(11,320)	(15,332	) 2	(24,463	) 3
(Loss) income before income taxes	(16,953)	(20,482	) 4	(10,936)	(7,108	) 5	(32)	(15,111)	(18,419)		(26,945)
Net income (loss)	(16,950)	(20,482)		(10,940)	(7,193)		2,220	(15,590)	(18,500)		(27,052)
Net income (loss) per share:
Basic	(0.73)	(0.88)		(0.47)	(0.31)		0.10	(0.67)	(0.79)		(1.16)
Diluted	(0.73)	(0.88)		(0.47)	(0.31)		0.09	(0.67)	(0.79)		(1.16)
Price range per share:
High	4.30	4.04		2.84	3.30		9.98	11.40	7.98		5.11
Low	2.80	2.41		2.07	2.00		5.82	5.96	4.22		2.74
__________________________
1	During the second quarter of 2011, we recorded $6,725,000 for severance and other expenses related to a manufacturing consolidation and restructuring plan.
2	During the third quarter of 2010, we recorded $2,294,000 for asset impairments. The impairments were triggered by slower than expected sales growth based on the current pace of adoption of the InSpectra StO2 system and spending constraints in healthcare markets world-wide, along with our planned operating changes within the BioMeasurement Division.
3	During the fourth quarter of 2010, we recorded $3,674,000 for severance and other costs.
4	During the second quarter of 2011, we recorded $5,467,000 gain on extinguishment of debt as a result of our February 2011 debt tender/exchange.
5	During the fourth quarter of 2011, we recorded $2,915,000 gain on extinguishment of debt as a result of our July 2011 debt exchange.

13.   Subsequent Events (unaudited)

Subsequent to our 2011 year-end, severe flooding in Thailand required us to suspend assembly operations at our Thailand manufacturing facility in the second week of October 2011. During our fourth quarter 2011, approximately 1/3 of our sales originated out of our Thailand assembly facility. By the end of that quarter, our Thailand operations had an assembly capacity of four to five million parts per week. Based on the information we currently have, although we expect it will take multiple quarters, we intend to fully resume operations in Thailand, restore our operation to its previous assembly capacity and work with third parties to mitigate the impact that future flooding could have on our operations.

The floodwaters have recently receded and we have started to assess the damage to our operations and the financial impact of our recovery effort and insurance proceeds. At the time our Thailand facility flooded, it had a book value of approximately $12,000,000, our manufacturing and office equipment in Thailand had book value of approximately $4,000,000, and we had approximately $11,000,000 of inventories in Thailand, including inventory hubs at off-site locations in Thailand. The replacement value of our manufacturing equipment is higher than the recorded book values. In the first quarter of 2012, we expect to record impairment charges estimated at between $10,000,000 to $20,000,000 related to facility equipment and fixtures, manufacturing equipment and tooling and inventories that were damaged due to the floodwater.

        In 2012, we estimate we will spend $25,000,000 to $35,000,000 (excluding any reimbursements from insurance coverage) related to our Thailand operation (including Thailand facility equipment and restoration expenses, manufacturing equipment and tooling and other expenses), and expenses associated with the higher cost of our U.S. manufacturing. All of these estimates are based on our preliminary damage assessment and it is reasonably possible that the estimate will change in the near term and the effect of the change could be material. Our insurance policies provides for $25,000,000 of flood coverage for property and casualty damages and business interruption. We currently expect that our claims will exceed this amount. Subsequent to year-end, we received an initial insurance payment of $9,000,000. The timing of our cash flows for flood-related expenditures and insurance proceeds is uncertain at this time. However, we have modeled various scenarios and we believe we have sufficient cash to manage through the recovery.

We are leveraging our U.S. assembly operations to offset the temporary loss of capacity in Thailand. This will result in our retaining approximately 120 employees in our Hutchinson, Minnesota manufacturing facility that we previously expected to terminate and that were included in our expected 2011 severance charges. This will result in a reduction of approximately $750,000 in our severance expense during our 2011 first quarter ending December 25, 2011.

Our available assembly capacity and vertically integrated components operations in the U.S. are enabling us to meet current levels of customer demand and should provide us with the flexibility to respond to increases in demand as the supply chain recovers. In this uncertain environment, we estimate our first quarter suspension assembly shipments will be 80 million to 100 million. As the industry and the supply chain recover, inventories will likely need to be replenished and we expect suspension assembly demand to recover.

The suspension of production in our Thailand facility subsequent to our fiscal 2011 year-end triggered an event of default provision related to business interruptions under the revolving credit and security agreement with PNC Bank, and we have obtained a waiver of the event of default. We currently have no borrowings drawn under the credit agreement and the event of default did not trigger any cross-default provisions in our other financing arrangements. Due to the expected material negative impact of the Thailand flooding on our results of operations, we also may be out of compliance with one financial covenant in the credit agreement at the end of our 2012 first quarter. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period.

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
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hutchinson Technology Incorporated:

We have audited the accompanying consolidated balance sheets of Hutchinson Technology Incorporated and subsidiaries (the “Company”) as of September 25, 2011 and September 26, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 25, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 25, 2011 and September 26, 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 25, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
December 8, 2011

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Hutchinson Technology Incorporated and Subsidiaries

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other Changes Add (Deduct)		Balance at End of Period
	(In thousands)
2009:
Allowance for doubtful accounts receivable	$32	$192	$–		$224
Reserve for sales returns and allowances	699	1,158	(1,582	)1	275
	$731	$1,350	$(1,582)		$499
2010:
Allowance for doubtful accounts receivable	$224	$74	$(179	)2	$119
Reserve for sales returns and allowances	275	868	(890	)1	253
	$499	$942	$(1,069)		$372
2011:
Allowance for doubtful accounts receivable	$119	$(35)	$(61	)3	$23
Reserve for sales returns and allowances	253	705	(796	)1	162
	$372	$670	$(857)		$185

___________
1Returns honored and credit memos issued.
2Uncollectible accounts receivable written off.
3Recovery of uncollectible accounts receivable written off.

ELEVEN-YEAR SELECTED FINANCIAL DATA
Hutchinson Technology Incorporated and Subsidiaries

Annual Growth
5 Year	10 Year		2011	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
			(In thousands, except per share data and number of employees) (unaudited)
		FOR THE YEAR:
(17)%	(4)%	Net sales	$278,090	$347,189	$408,022	$631,619	$716,103	$721,507	$631,581	$469,696	$498,946	$390,694	$401,236
(41)%	(12)%	Gross profit (loss)	10,351	32,965	7,534	85,480	122,241	144,900	174,851	130,355	154,658	90,417	36,724
		Percent of net sales	4%	9%	2%	14%	17%	20%	28%	28%	31%	23%	9%
–	–	Income (loss) from operations	$(51,830)	$(47,986)	$(175,517)	$(30,598)	$(18,675)	$12,770	$57,381	$38,885	$81,483	$24,425	$(64,631)
		Percent of net sales	(19)%	(14)%	(43)%	(5)%	(3)%	2%	9%	8%	16%	6%	(16)%
–	–	Net income (loss)	$(55,565)	$(58,922)	$(168,707)	$(106,867)	$2,526	$17,565	$54,881	$73,113	$64,502	$15,002	$(56,277)
		Percent of net sales	(20)%	(17)%	(41)%	(17)%	0%	2%	9%	16%	13%	4%	(14)%
(44)%	(8)%	Capital expenditures	$13,506	$31,382	$20,609	$65,603	$102,239	$247,754	$197,123	$93,085	$52,023	$31,916	$32,047
(23)%	(5)%	Research and development expenses	14,592	21,429	26,776	39,711	55,245	52,939	36,829	28,258	14,945	17,663	23,241
(16)%	(6)%	Depreciation expenses	46,941	50,751	73,508	105,423	111,796	113,149	70,502	57,377	57,837	61,627	85,454
–	–	Cash flow from operating activities	(2,538)	13,742	19,300	90,336	102,790	110,340	126,776	95,432	131,618	48,091	61,463
		AT YEAR END:
(14)%	1%	Receivables	$52,062	$55,478	$71,893	$109,775	$122,526	$109,800	$96,200	$76,345	$65,858	$55,953	$46,625
(8)%	10%	Inventories	55,018	53,568	46,878	76,459	61,183	81,298	54,780	35,319	31,290	27,110	21,193
(22)%	(7)%	Working capital	121,314	177,365	181,748	301,135	428,623	414,222	275,888	322,911	343,706	244,730	247,074
(14)%	1%	Net property, plant and equipment	223,134	258,233	279,336	415,088	457,883	472,163	350,520	213,761	176,559	181,494	211,262
(17)%	(4)%	Total assets	401,005	479,712	635,487	881,287	1,030,933	1,023,205	799,538	688,392	638,956	562,101	594,940
(14)%	(3)%	Total debt and capital leases	154,840	176,471	270,214	334,752	328,023	321,716	150,000	150,000	150,000	151,374	206,900
		Total debt and capital leases as a percentage of total capitalization	43%	40%	46%	41%	34%	34%	21%	24%	26%	30%	38%
(20)%	(5)%	Shareholders’ equity	$206,322	$264,678	$321,710	$481,292	$632,756	$616,672	$552,539	$473,552	$431,375	$356,961	$338,266
		Return on shareholders’ equity	(24)%	(20)%	(42)%	(19)%	0%	3%	11%	16%	16%	4%	(15)%
(16)%	(4)%	Number of employees, including production temporaries	2,317	2,546	2,448	4,591	4,699	5,433	5,459	3,911	3,656	3,336	3,454
(2)%	(1)%	Shares of stock outstanding	23,387	23,371	23,359	22,941	26,074	25,638	25,450	24,394	25,917	25,355	25,171
		PER SHARE INFORMATION:
–	–	Net income (loss) — diluted	$(2.38)	$(2.52)	$(7.27)	$(4.38)	$0.10	$0.67	$1.88	$2.42	$2.21	$0.59	$(2.25)
(18)%	(4)%	Shareholders’ equity (book value)	8.82	11.33	13.77	20.98	24.27	24.05	21.71	19.41	16.64	14.08	13.44
		Price range
(33)%	(16)%	High	4.30	11.40	11.58	27.61	25.15	31.08	42.43	38.40	36.85	27.19	24.44
(35)%	(17)%	Low	2.00	2.74	1.28	11.34	18.00	17.69	25.65	21.61	15.21	12.81	13.38