Form 10-Q
period 2011-12-25
HUTCHINSON TECHNOLOGY INC
filed 2012-01-27
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 25, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-34838

Hutchinson Technology Incorporated
(Exact name of registrant as specified in its charter)

Minnesota	41-0901840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West Highland Park Drive N.E. Hutchinson, Minnesota	55350
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]                      No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of January 25, 2012, the registrant had 23,398,624 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	December 25, 2011	September 25, 2011
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$54,635	$57,554
Short-term investments -restricted	1,200	1,612
Trade receivables, net	35,143	44,998
Other receivables	12,426	7,064
Inventories	52,912	55,018
Other current assets	3,946	4,312
Total current assets	160,262	170,558

Property, plant and equipment, net	211,643	223,134
Other assets	7,043	7,313
Total assets	$378,948	$401,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$184	$10,681
Accounts payable	16,744	18,373
Accrued expenses	10,185	7,759
Accrued compensation (Note 9)	10,976	12,431
Total current liabilities	38,089	49,244

Convertible notes, net of discount (Note 7)	145,831	144,159
Other long-term liabilities	1,208	1,280
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,399,000 and 23,387,000 issued and outstanding	234	234
Additional paid-in capital	420,392	419,984
Accumulated other comprehensive (loss) income	(244)	190
Accumulated loss	(226,562)	(214,086)
Total shareholders’ equity	193,820	206,322
Total liabilities and shareholders’ equity	$378,948	$401,005

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended
	December 25, 2011	December 26, 2010

Net sales	$58,475	$68,244
Cost of sales	56,174	64,920
Gross profit	2,301	3,324

Research and development expenses	3,948	4,049
Selling, general and administrative expenses	7,173	13,634
Severance and other expenses (Note 9)	(711)	–
Flood-related costs, net of insurance recoveries (Note 11)	–	–
Loss from operations	(8,109)	(14,359)

Other (expense) income, net	(87)	831
Interest income	17	55
Interest expense	(4,283)	(3,844)
Gain on short- and long-term investments	30	364
Loss before income taxes	(12,432)	(16,953)
Provision (benefit) for income taxes	44	(3)
Net loss	$(12,476)	$(16,950)
Basic loss per share	$(0.53)	$(0.73)
Diluted loss per share	$(0.53)	$(0.73)

Weighted-average common shares outstanding	23,395	23,371
Weighted-average common and diluted shares outstanding	23,395	23,371

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME – UNAUDITED
(In thousands)

	Thirteen Weeks Ended
	December 25, 2011	December 26, 2010
Net loss	$(12,476)	$(16,950)
Other comprehensive (loss) income
Gain on available-for-sale securities, net of income taxes of $0	–	37
Foreign currency translation, net of income taxes of $0	(434)	164
Other comprehensive (loss) income	(434)	201
Comprehensive loss	$(12,910)	$(16,749)

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(In thousands)

	Thirteen Weeks Ended
	December 25, 2011	December 26, 2010
OPERATING ACTIVITIES:
Net loss	$(12,476)	$(16,950)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,334	11,797
Stock-based compensation	388	750
Gain on short- and long-term investments	(30)	(364)
(Gain) loss on disposal of assets	(38)	227
Severance and other expenses (Note 9)	(1,624)	290
Asset impairment charge (Notes 10 and 11)	8,338	–
Non-cash interest expense	1,672	2,238
Flood insurance receivable (Note 11)	(4,727)	–
Changes in operating assets and liabilities	11,665	3,416
Cash provided by operating activities	12,502	1,404

INVESTING ACTIVITIES:
Capital expenditures	(5,384)	(4,686)
Change in restricted cash	(2)
Purchases of short-term investments	(1,613)	(5,700)
Sales/maturities of short-term investments	2,055	18,732
Cash (used for) provided by investing activities	(4,944)	8,346

FINANCING ACTIVITIES:
Repayments of revolving credit line and debt	(65,219)	(485)
Proceeds from revolving credit line	54,722	–
Proceeds from issuance of common stock	20	–
Cash used for financing activities	(10,477)	(485)

Net (decrease) increase in cash and cash equivalents	(2,919)	9,265

Cash and cash equivalents at beginning of period	57,554	55,639

Cash and cash equivalents at end of period	$54,635	$64,904

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$73	$–
Income taxes paid	$1	$261

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Columnar dollar amounts in thousands, except per share amounts)

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2013” mean our fiscal year ending September 29, 2013, references to “2012” mean our fiscal year ending September 30, 2012, references to “2011” mean our fiscal year ended September 25, 2011, and references to “2010” mean our fiscal year ended September 26, 2010.

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

(2)  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of all highly liquid investments with original maturities of ninety days or less. As of December 25, 2011 and September 25, 2011, we had $2,622,000 and $2,620,000 of cash and cash equivalents that were restricted in use, respectively, which are classified in other current assets. These amounts covered outstanding letters of credit.

(3)  FAIR VALUE MEASUREMENTS

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at December 25, 2011
	Level 1	Level 2	Level 3
Assets
Available-for-sale securities
U.S. government debt securities	$1,200	$–	$–
Total assets	$1,200	$–	$–

	Fair Value Measurements at September 25, 2011
	Level 1	Level 2	Level 3
Assets
Available-for-sale securities
U.S. government debt securities	$1,612	$–	$–
Total assets	$1,612	$–	$–

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

(4)  INVESTMENTS

Our short-term investments are comprised of U.S. government debt securities. We account for securities available for sale in accordance with Financial Accounting Standards Board (“FASB”)  guidance regarding accounting for certain investments in debt and equity securities, which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive (loss) income (“OCI”) within shareholders’ equity. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in “Gain on short- and long-term investments” on our condensed consolidated statements of operations. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available-for-sale as short- or long-term based upon management’s intent and ability to hold these investments.

A summary of our investments as of December 25, 2011, is as follows:

		Gross Realized		Gross Unrealized
	Cost Basis	Gains	Losses	Gains	Losses	Recorded Basis

Available-for-sale securities
Short-term investments
Marketable securities	$1,200	$–	$–	$–	$–	$1,200

A summary of our investments as of September 25, 2011, is as follows:

		Gross Realized		Gross Unrealized
	Cost Basis	Gains	Losses	Gains	Losses	Recorded Basis

Available-for-sale securities
Short-term investments
Marketable securities	$1,612	$–	$–	$–	$–	$1,612

As of December 25, 2011, our short-term investments mature within one year.

As of December 25, 2011, and September 25, 2011, we had $1,200,000 and $1,612,000, respectively, of short-term investments that were restricted in use. These amounts covered a security for our self-insured workers compensation programs.

(5)  TRADE RECEIVABLES

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $35,143,000 at December 25, 2011, and $44,998,000 at September 25, 2011, are net of allowances of $127,000 and $185,000, respectively. As of December 25, 2011, allowances of $127,000 consisted of a $24,000 allowance for doubtful accounts and a $103,000 allowance for sales returns. As of September 25, 2011, allowances of $185,000 consisted of a $23,000 allowance for doubtful accounts and a $162,000 allowance for sales returns.

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

September 25, 2011	Reductions in the Allowance for Returns Under Warranties	December 25, 2011
$162	$(59)	$103

(6)  INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at December 25, 2011, and September 25, 2011:

	December 25, 2011	September 25, 2011

Raw materials	$19,164	$21,566
Work in process	15,258	14,656
Finished goods	18,490	18,796
	$52,912	$55,018

(7)  SHORT- AND LONG-TERM DEBT

Short- and long-term debt consisted of the following at December 25, 2011, and September 25, 2011:

	December 25, 2011	September 25, 2011
3.25% Notes	$76,243	$76,243
3.25% debt discount	(4,213)	(5,156)
8.50% Notes	85,170	85,170
8.50% debt discount	(11,369)	(12,098)
PNC Bank Credit Line	–	10,409
Capital lease obligations	184	272
Total debt	146,015	154,840
Less: Current maturities	(184)	(10,681)
	$145,831	$144,159

As of December 25, 2011, we had fixed rate debt of $161,413,000. At December 25, 2011, our fixed rate debt had a fair market value of approximately $110,148,000.

3.25% Notes

In January 2006, we issued $225,000,000 aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes). The 3.25% Notes were issued pursuant to an Indenture dated as of January 25, 2006 (the “Indenture”). Interest on the 3.25% Notes is payable on January 15 and July 15 of each year, which began on July 15, 2006. Issuance costs of $6,029,000 were capitalized and are being amortized over seven years in consideration of the holders’ ability to require us to repurchase all or a portion of the 3.25% Notes on January 15, 2013, as described below.

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

We follow FASB authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance specifies that convertible debt instruments that may be settled in cash upon conversion shall be separately accounted for by allocating a portion of the fair value of the instrument as a liability and the remainder as equity. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost over the effective term. The provisions of this guidance apply to the 3.25% Notes. This guidance requires us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments that do not contain a comparable conversion feature.

The adoption of this guidance required us to allocate the original $225,000,000 proceeds received from the issuance of our 3.25% Notes between the applicable debt and equity components. Accordingly, we allocated $160,584,000 of the proceeds to the debt component of our 3.25% Notes and $40,859,000, net of deferred taxes of $23,557,000, to the equity conversion feature. Subsequent to the original issuance date of the 3.25% Notes, a full valuation allowance was recorded against our deferred tax assets (see Note 12 for a discussion of income taxes). The debt component allocation was based on the estimated fair value of similar debt instruments without a conversion feature as determined by using a discount rate of 8.75%, which represents our estimated borrowing rate for such debt as of the date of our 3.25% Notes issuance. The difference between the cash proceeds associated with our 3.25% Notes and the debt component was recorded as a debt discount with a corresponding offset to additional paid-in capital, net of applicable deferred taxes, representing the equity conversion feature. The debt discount that we recorded is being amortized over seven years, the expected term of our 3.25% Notes (January 19, 2006 through January 15, 2013), using the effective interest method resulting in additional non-cash interest expense. As of December 25, 2011, the remaining period over which the debt discount will be amortized is approximately 12 months.

The carrying amounts of our 3.25% Notes included in our condensed consolidated balance sheets were as follows:

	December 25, 2011	September 25, 2011
Principal balance	$76,243	$76,243
Debt discount	(4,213)	(5,156)
Convertible subordinated notes, net	$72,030	$71,087

We have recorded the following interest expense related to our 3.25% Notes in the periods presented:

	Thirteen Weeks Ended
	December 25, 2011	December 26, 2010
Coupon rate of interest (cash interest)	$619	$1,605
Debt discount amortization (non-cash interest)	943	2,238
Net interest expense for the 3.25% Notes	$1,562	$3,843

8.50% Notes

In February 2011, we issued as part of a tender/exchange $40,000,000 of 8.50% Convertible Senior Notes due 2026 (the “8.50% Notes”) pursuant to an indenture dated as of February 11, 2011. The 8.50% Notes are senior in right of payment to any of our existing and future subordinated indebtedness, including the 3.25% Notes that remain outstanding. Interest is payable on the 8.50% Notes on January 15 and July 15 of each year, beginning July 15, 2011. The 8.50% Notes mature on January 15, 2026. Each $1,000 principal amount of the 8.50% Notes is convertible into 116.2790 shares of our common stock (which is equal to an initial conversion price of approximately $8.60 per share), subject to adjustment.

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

As a result of the February 2011 tender/exchange, we retired an aggregate principal amount of $75,294,000 of the 3.25% Notes in February 2011. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued the $40,000,000 aggregate principal amount of the 8.50% Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. We determined that the tender/exchange was a substantial debt modification and applied debt extinguishment accounting. The difference between the fair value and the carrying value of the liability component of our debt at the date of extinguishment was recorded as a $5,467,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,371,000 reduction to additional paid-in capital.

In July 2011, we completed an exchange for an additional portion of our outstanding 3.25% Notes. In connection with the July 2011 exchange, we issued $45,170,000 aggregate principal amount of the 8.50% Notes and made aggregate cash payments of $3,091,000 in exchange for $45,963,000 aggregate principal amount of the 3.25% Notes. We determined that the exchange was a substantial debt modification and applied debt extinguishment accounting. The difference between the fair value and the carrying value of the liability component of our debt at the date of extinguishment was recorded as a $2,915,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $606,000 reduction to additional paid-in capital.

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

PNC Bank Credit Line

On September 16, 2011, we entered into a revolving credit and security agreement with PNC Bank. The credit agreement provides us with a revolving credit facility in a principal amount of up to $35,000,000, subject to a borrowing base. The credit facility is secured by substantially all of the personal property of Hutchinson Technology Incorporated. The maturity date of the credit facility is October 1, 2014 if, by October 1, 2012, the aggregate outstanding principal amount of the 3.25% Notes is reduced to $50,000,000 or less and we have at least $50,000,000 of liquidity remaining; otherwise the maturity date is October 1, 2012. The credit agreement contains customary representations, warranties, covenants and events of default, including, but not limited to, limitations on the payment of dividends and repurchases of stock, financial covenants requiring a minimum fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) and minimum liquidity. We maintain an account at PNC Bank with a minimum balance of $15,000,000, as required under the credit agreement.

As of December 25, 2011 we had no borrowings under the credit facility. If we borrow additional amounts under the credit facility in the future, such amounts will be subject to cash interest, at our election, at a rate equal to either (i) PNC Bank’s alternate base rate (as defined in the credit agreement) plus 2.0% per annum or (ii) LIBOR plus 4.5% per annum. After March 25, 2012, such loans, if any, will be eligible to bear cash interest at a reduced rate equal to either (i) PNC Bank’s alternate base rate plus 1.0% per annum or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement.

The previously announced suspension of production in our Thailand facility during October 2011 triggered an event of default provision related to business interruptions under the credit agreement with PNC Bank, and we have obtained a waiver of the event of default. The event of default did not trigger any cross-default provisions in our other financing arrangements. As of December 25, 2011, we were in compliance with the covenants of our credit facility.

Capital Leases

We lease some manufacturing equipment that has been treated as a capital lease for accounting purposes. The present value of the minimum quarterly payments under these leases resulted in an initial $686,000 of related leased assets. The outstanding lease obligations as of December 25, 2011 were $184,000.

(8)  OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated OCI, net of income taxes (see Note 12 for a discussion of income taxes), were as follows:

	December 25, 2011	September 25, 2011
Foreign currency translation	$(244)	$190
Total accumulated OCI	$(244)	$190

Our Thailand operation uses their local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated OCI. Foreign currency translation, net of income taxes (see Note 12 for a discussion of income taxes), for the thirteen weeks ended December 25, 2011 was a $434,000 loss, compared to a $164,000 gain for the thirteen weeks ended December 26, 2010.

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other (expense) income, net” in the consolidated statements of operations. We recognized a foreign currency loss of $530,000 for the thirteen weeks ended December 25, 2011, primarily related to purchases and advances denominated in U.S. dollars made by our Thailand operation.

(9)  SEVERANCE AND OTHER EXPENSES

A summary of our severance and benefits and other expenses as of December 25, 2011, is as follows:

	Severance and Benefits	Other Expenses	Total
Accrual balances, September 25, 2011	$1,741	$–	$1,741
Reduction of severance accrual	(895)	–	(895)
Restructuring charges	–	184	184
Cash payments	(729)	(184)	(913)
Accrual balances, December 25, 2011	$117	$–	$117

During the second quarter of 2011, we announced a manufacturing consolidation and restructuring plan that consolidated our Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin. We also took additional actions to resize the company, reduce costs and improve cash flow, including severance actions. Due to the flooding in Thailand, we are leveraging our U.S. assembly operations to offset the temporary loss of capacity in Thailand and have retained approximately 120 employees in our Hutchinson, Minnesota manufacturing facility that were previously expected to terminate and that were included in our 2011 severance and benefits charges. This resulted in a reduction of $895,000 of our severance and benefits expense during the first quarter of 2012. We expect the remaining severance and benefits payments of $117,000 will be complete by the end of our second quarter of 2012.

As part of the consolidation and restructuring plan, we incurred approximately $184,000 of other expenses for the thirteen weeks ended December 25, 2011 for a total of $985,000 of other expenses recorded in 2011 and 2012, primarily internal labor, contractors and freight, related to consolidation of the Hutchinson components operations into our operations in Eau Claire, Wisconsin.

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

During the first quarter of 2012, flooding in Thailand required us to suspend our Thailand assembly operations and constrained the disk drive manufacturing supply chain, which affected demand for our products. We believe that the flooding, together with our continued operating losses, was a triggering event that required an impairment analysis. Based on our forecast model and impairment analysis for our first quarter of 2012, there was a cushion in excess of 10% between our expected undiscounted cash flows and the carrying value of our assets. However, impairments were recognized on specific identification of assets that were destroyed by the floodwaters (see Note 11 regarding the Thailand flood). Changes in our forecast model estimates could require additional impairment charges related to our long-lived assets.

(11)  THAILAND FLOOD

In October 2011, severe flooding in Thailand required us to suspend assembly operations at our Thailand manufacturing facility. During our fourth quarter of 2011, prior to the flooding, approximately one-third of our sales originated out of our Thailand assembly facility. By the end of that quarter, our Thailand operations had an assembly capacity of four to five million parts per week.

After review of the flood mitigation plans of the Thai government and those of the industrial park where our plant is located, we are proceeding with plans to restore our Thailand manufacturing facility to pre-flood output levels. We expect to resume production there by the end of June 2012 and that it will take until the middle of 2013 to return production to pre-flood output levels.

As a result of the flooding in Thailand, during our first quarter of 2012, we recorded flood-related costs, net of insurance recoveries, as follows:

Impairment charges for damaged building and equipment	$8,338
Inventory write-offs	2,744
Continuing costs during site shutdown	2,543
Site restoration	102
13,727
Insurance recoveries	(13,727)
Flood-related costs, net of insurance recoveries	$–

The total carrying value of our Thailand building and equipment was approximately $18,700,000 at the time of the flood. Of the total, $8,338,000 was destroyed by the floodwaters and was impaired and written off. The inventory write-off of $2,744,000 included the cost of raw materials, work-in-process and finished goods inventories that were not able to be used or sold due to the flood damage. We expect the remaining $2,600,000 of inventory that was not written off will be usable or sellable. As we repair and restore our facility and equipment in Thailand, we may determine that additional property, plant and equipment and inventory may be damaged. This could result in additional impairments and write-offs. Our estimates of our flood-related costs are based on current damage assessments and it is reasonably possible that the estimate will change in the near term and the effect of the change could be material.  We expect any remaining impairments and write-offs related to the floodwaters would be less than $2,000,000.

After the suspension of production in Thailand in our first quarter of 2012, we have and will continue to incur costs for wages, salaries and benefits, depreciation and other items, which continued regardless of the suspension of production. Some employees normally engaged in the assembly manufacturing operation are being utilized in the clean-up and repairs of the facility and equipment, assessment and recovery of inventories and other aspects of the site restoration. In addition, we have and will continue to hire contractors to assist in the repair and restoration of our facility and equipment. These expenses totaled $2,645,000 for the thirteen weeks ended December 25, 2011. These amounts are shown, net of insurance recoveries, in the line item Flood-related costs, net of insurance recoveries, on our consolidated statement of operations.

In total, we estimate we will spend $25,000,000 to $30,000,000 in 2012 and an additional $5,000,000 in 2013 to restore our Thailand manufacturing operation and bring it back to pre-flood capacity levels and to cover the incremental costs of manufacturing in the United States. These estimates do not include lost profits. These costs will be partially offset by $25,000,000 in insurance proceeds.

Our insurance policies provide for $25,000,000 of flood coverage for property and casualty damage and business interruption. Our total claims exceeded this amount. Insurance proceeds are recognized in the consolidated financial statements to the extent of losses incurred when realization is deemed probable. During the first quarter of 2012, we received an initial insurance payment of $9,000,000 which is included in cash provided by operating activities on our consolidated statement of cash flows. Subsequent to December 25, 2011, we received the final insurance payment of $16,000,000. The insurance recoveries, to the extent of losses incurred, were deemed probable at December 25, 2011. Accordingly, we recorded a flood insurance receivable in the amount of $4,727,000 included in the line item Other receivables on our condensed consolidated balance sheets. Recoveries in excess of losses incurred were assessed for recognition in accordance with gain contingency guidance and will be recognized when no contingencies remain. There are no restrictions on the insurance proceeds received. We plan to use the proceeds to repair and restore our Thailand facility and replace equipment.

(12)  INCOME TAXES

We account for income taxes in accordance with FASB guidance on accounting for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be realized based on future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our consolidated statements of operations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 25, 2011, we had a valuation allowance of $186,447,000. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that a full valuation allowance was appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

The income tax provision for the thirteen weeks ended December 25, 2011 was $44,000 compared to a benefit of $3,000 for the thirteen weeks ended December 26, 2010.  The income tax provision for the thirteen weeks ended December 25, 2011, consists primarily of foreign income tax expense.  The income tax benefit for the thirteen weeks ended December 26, 2010, was primarily due to a change in U.S. tax law that enabled us to carry back some of our operating losses to prior years and apply for a refund of taxes paid in those years. This benefit was partially offset by foreign income tax expense.

(13)  STOCK-BASED COMPENSATION

Under our equity incentive plan, stock options were granted to employees, including our officers, and directors at an exercise price not less than the fair market value of our common stock at the date the options are granted. The options granted generally expire ten years from the date of grant or at an earlier date as determined by the committee of our board of directors that administered the plan. Options granted under the plan prior to November 2005 generally were exercisable one year from the date of grant. Options granted under the plan from November 2005 to October 2011 are exercisable two to three years from the date of grant. Options granted under the plan since November 2011 are exercisable one to three years from the date of grant.

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

We recorded stock-based compensation expense, included in selling, general and administrative expenses, of $388,000 and $750,000 for the thirteen weeks ended December 25, 2011, and December 26, 2010, respectively. As of December 25, 2011, $2,902,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 18 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirteen weeks ended December 25, 2011, and December 26, 2010, were $1.29 and $2.22, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirteen Weeks Ended
	December 25, 2011	December 26, 2010
Risk-free interest rate	1.7%	2.2%
Expected volatility	80.0%	80.0%
Expected life (in years)	8.0	7.3
Dividend yield	–	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the thirteen weeks ended December 25, 2011, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)	Aggregate Intrinsic Value ($)
Outstanding at September 25, 2011	3,782,018	15.44	5.9	–
Granted	193,500	1.70
Exercised	–	–
Expired/Canceled	(278,342)	20.99
Outstanding at December 25, 2011	3,697,176	14.31	6.3	–
Options exercisable at December 25, 2011	2,418,372	19.72	4.9	–

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)
Non-vested at September 25, 2011	1,666,646	3.55
Granted	193,500	1.29
Vested	(558,967)	4.01
Canceled	(22,375)	2.99
Non-vested at December 25, 2011	1,278,804	3.02

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted-Average Remaining Contractual Life (yrs.)	Weighted-Average Exercise Price ($)	Number Exercisable	Weighted-Average Exercise Price ($)
1.70-3.00	193,500	9.9	1.70	0	0.00
3.01-5.00	1,171,188	8.2	3.04	454,925	3.03
5.01-10.00	708,083	8.0	7.34	339,042	7.36
10.01-20.00	20,000	6.1	15.96	20,000	15.96
20.01-25.00	601,567	3.2	23.71	601,567	23.71
25.01-30.00	590,740	5.0	26.79	590,740	26.79
30.01-45.06	412,098	2.4	32.52	412,098	32.52
Total	3,697,176	6.3	14.31	2,418,372	19.72

Under our equity incentive plan, we also issue restricted stock units (“RSUs”) to employees, including our officers. RSUs generally vest over three years in annual installments commencing one year after the date of grant. We recognize compensation expense for the RSUs over the service period equal to the fair market value of the stock units on the date of issuance. Upon vesting, RSUs convert to shares in accordance with the terms of our equity incentive plan.

RSU transactions during the thirteen weeks ended December 25, 2011, are summarized as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value ($)
Non-vested at September 25, 2011	–	–
Granted	501,100	1.70
Vested	–	–
Canceled	(3,750)	1.70
Non-vested at December 25, 2011	497,350	1.70

(14)  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share identifies the dilutive effect of potential common shares using net income (loss) available to common shareholders and is computed (i) using the treasury stock method for outstanding stock options and the if-converted method for the 8.50% Notes, and (ii) in accordance with FASB guidance relating to the effect of contingently convertible instruments on diluted earnings per share for the 3.25% Notes. A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended
	December 25, 2011	December 26, 2010
Net loss	$(12,476)	$(16,950)

Weighted-average common shares outstanding	23,395	23,371
Dilutive potential common shares	–	–
Weighted-average common and diluted shares outstanding	23,395	23,371

Basic loss per share	$(0.53)	$(0.73)

Diluted loss per share	$(0.53)	$(0.73)

Options to purchase common stock and RSUs that will convert to common stock upon vesting to 4,195,000 and 2,885,000 shares were not included for the thirteen weeks ended December 25, 2011 and December 26, 2010, respectively, because they were anti-dilutive.

Diluted loss per share for the thirteen weeks ended December 25, 2011, excludes potential common shares of 0, using the treasury stock method, and 9,903,000, using the if-converted method for the 8.50% Notes, as they were anti-dilutive. Diluted loss per share for the thirteen weeks ended December 26, 2010, excludes potential common shares of 95,000 using the treasury stock method as they were anti-dilutive.

(15)  SEGMENT REPORTING

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

We have determined that we have two reportable segments: the Disk Drive Components Division and the BioMeasurement Division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended September 25, 2011.

The following table represents net sales by product for each reportable segment and operating loss for each reportable segment.

	Thirteen Weeks Ended
	December 25, 2011	December 26, 2010
Net sales:
Disk Drive Components Division:
Suspension assemblies	$54,011	$66,240
Other products	4,048	1,462
Total Disk Drive Components Division	58,059	67,702
BioMeasurement Division	416	542
	$58,475	$68,244

Loss from operations:
Disk Drive Components Division	$(6,986)	$(11,448)
BioMeasurement Division	(1,123)	(2,911)
	$(8,109)	$(14,359)

 (16)  SUBSEQUENT EVENTS

Our insurance policies provide for $25,000,000 of flood coverage for property and casualty damages and business interruption. Our total claims exceeded this amount. During our first quarter of 2012, we received an initial insurance payment of $9,000,000. Subsequent to our first quarter of 2012, we received a final insurance payment of $16,000,000. There are no restrictions on the insurance proceeds received. We plan to use the proceeds to repair and restore our Thailand facility and replace equipment.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2013” mean our fiscal year ending September 29, 2013, references to “2012” mean our fiscal year ending September 30, 2012, references to “2011” mean our fiscal year ended September 25, 2011, and references to “2010” mean our fiscal year ended September 26, 2010.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended September 25, 2011.

GENERAL

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

Our BioMeasurement Division is focused on bringing new technologies and products to the market that provide information clinicians can use to improve the quality of healthcare and reduce costs. Our noninvasive InSpectra StO2 devices provide clinicians the ability to instantly detect changes in a patient’s perfusion status, and help in the early detection of hypoperfusion to enable faster and more precise assessment of oxygen delivery to vital organs and tissue in critical care settings.

Thailand Flooding

In October 2011, severe flooding in Thailand required us to suspend assembly operations at our Thailand manufacturing facility. During our fourth quarter of 2011 prior to the flooding, approximately one-third of our sales originated out of our Thailand assembly facility. By the end of that quarter, our Thailand operations had an assembly capacity of four to five million parts per week.

We are leveraging our U.S. assembly operations to offset the temporary loss of capacity in Thailand. This resulted in our retaining approximately 120 employees in our Hutchinson, Minnesota manufacturing facility that we previously expected to terminate and whose anticipated severance and benefits were included in our 2011 severance and benefits charges. This resulted in a reduction of $895,000 in our severance and benefits expense during our first quarter of 2012.

After review of the flood mitigation plans of the Thai government and those of the industrial park where our plant is located, we are proceeding with plans to restore our Thailand manufacturing facility. We expect to resume production there by the end of June 2012 and that it will take until the middle of 2013 to return production to pre-flood output levels. The timing of resuming production in Thailand is dependant on several factors including the requalification of our clean room at the Thailand site, the timing and our ability to get replacement equipment fully operational and final product qualification from our customers.

As a result of the flooding in Thailand, during our first quarter of 2012, we recorded flood-related costs, net of insurance recoveries, as follows:

•
Flood-related costs of $13,727,000, including $8,338,000 of impairment charges for damaged facility equipment and fixtures, manufacturing equipment and tooling, $2,744,000 of inventory write-downs and $2,645,000 of Thailand operating and site restoration costs; and

•	Flood insurance recoveries of $13,727,000, including $9,000,000 of cash proceeds and $4,727,000 proceeds receivable.

The total carrying value of our Thailand building and equipment was approximately $18,700,000 at the time of the flood. We expect the remaining $2,600,000 of inventory that was in Thailand at the time of the flood and that was not written off will be usable or sellable. As we repair and restore our facility and equipment in Thailand, we may determine that additional property, plant and equipment and inventory may be damaged. This could result in additional impairments and write-offs. Our estimates of our flood-related costs are based on current damage assessments and it is reasonably possible that the estimate will change in the near term and the effect of the change could be material. We expect any remaining impairments and write-offs related to the floodwaters will be less than $2,000,000.

After the suspension of production in Thailand in our first quarter of 2012, we have and will continue to incur costs for wages, salaries and benefits, depreciation and other items, which continued regardless of the suspension of production. Some employees normally engaged in the assembly manufacturing operation are being utilized in the clean-up and repairs of the facility and equipment, assessment and recovery of inventories and other aspects of the site restoration. In addition, we have and will continue to hire contractors to assist in the repair and restoration of our facility and equipment.

In total, we estimate we will spend $25,000,000 to $30,000,000 in 2012 and an additional $5,000,000 in 2013 to restore our Thailand manufacturing operation and bring it back to pre-flood capacity levels and to cover the incremental costs of manufacturing in the United States. These estimates do not include lost profits. These costs will be partially offset by $25,000,000 in insurance proceeds. We believe we have sufficient cash to manage through the restoration of our Thailand operations.

Our insurance policies provide for $25,000,000 of flood coverage for property and casualty damage and business interruption. Our total claims exceeded this amount. Insurance proceeds are recognized in the consolidated financial statements to the extent of losses incurred when realization is deemed probable. During the first quarter of 2012, we received an initial insurance payment of $9,000,000 which is included in cash provided by operating activities on our consolidated statement of cash flows. Subsequent to December 25, 2011, we received the final insurance payment of $16,000,000. The insurance recoveries, to the extent of losses incurred, were deemed probable at December 25, 2011. Accordingly, we recorded a flood insurance receivable in the amount of $4,727,000 included in the line item Other receivables on our condensed consolidated balance sheets. Recoveries in excess of losses incurred were assessed for recognition in accordance with gain contingency guidance and will be recognized when no contingencies remain. There are no restrictions on the insurance proceeds received. We plan to use the proceeds to repair and restore our Thailand facility and replace equipment.

Our available assembly capacity and vertically integrated components operations in the U.S. are enabling us to meet current levels of customer demand and should provide us with the flexibility to respond to increases in demand as the supply chain recovers. The effects of the flooding in Thailand continue to constrain overall capacity in the disk drive supply chain, significant portions of which are still in recovery mode.  We expect our second quarter of 2012 suspension assembly shipments will total 90 million to 100 million, compared with 89.3 million in the first quarter of 2012.  We expect our shipments to further increase in our third and fourth quarters of 2012 as the disk drive supply chain continues to recover from the flooding in Thailand.

General Business

We are a supplier to all manufacturers of disk drives and head-gimbal assemblers. Sales to our four largest customers constituted 93% of net sales for the thirteen weeks ended December 25, 2011 as shown in the following table.

Customer	Percentage of Sales
SAE Magnetics, Ltd/TDK Corporation	49%
Western Digital Corporation	22%
Hitachi and affiliates	12%
Seagate Technology, LLC	10%

We expect to continue to depend on a limited number of customers for our sales, given the small number of disk drive manufacturers and head-gimbal assemblers. Our results of operations could be adversely affected by reduced demand from a major customer.

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

Suspension Assembly Shipments by Quarter
	2011				2012
	First	Second	Third	Fourth	First
Suspension assembly shipment quantities	107	102	118	127	89

Our second quarter of 2011 shipments decreased four percent compared with the preceding quarter as a result of our customers’ reduced production plans. Our third quarter of 2011 suspension assembly shipments increased 15 percent sequentially to 118 million as shipments to all of our customers increased and we estimate that we gained a modest amount of market share in all disk drive segments as a result of share shifts among our customers and improvements in our share positions on some existing customer programs. Our fourth quarter of 2011 shipments increased eight percent sequentially primarily due to an increase in shipments of suspension assemblies for mobile applications.

The flooding in Thailand has temporarily suppressed the overall production capacity of the hard disk drive supply chain, and this has resulted in a material decrease in our suspension assembly demand. In our first quarter of 2012, shipments decreased 38 million or 30% compared to the preceding quarter due to the flood-related capacity constraints at our customers. We estimate that we maintained our overall market share compared with the previous quarter, however, as we leveraged our vertically integrated U.S. operations to meet customers’ needs.

TSA+ suspension assemblies accounted for 52% of first quarter of 2012 shipments, down from 60% in the preceding quarter because of shifts in product mix resulting from flood-related capacity constraints among the disk drive manufacturers.  Despite a decline in our TSA+ shipments, we further reduced our TSA+ cost per part. As the shift in our product mix from subtractive TSA suspensions to additive TSA+ suspensions resumes, and we make further improvements in our TSA+ process efficiency and capacity utilization, our total cost per part will continue to improve. We currently expect TSA+ suspension assemblies to account for about 80% or more of our shipments by the end of 2012.

Average selling price in our first quarter of 2012 was $0.60, up from $0.58 in the preceding quarter primarily because of changes in our product mix resulting from the flood-related capacity constraints at our customers. Suspension assembly pricing is likely to remain competitive in 2012.  Without the product mix changes we experienced in the first quarter of 2012, our average selling price would have been flat compared with the preceding quarter.  Industry-wide, there is currently sufficient suspension assembly capacity to meet customers’ needs, so there are no supply constraints to exert upward pressure on suspension assembly prices.

We expect gross profit to improve as our shipment volume increases.  We expect cost of goods sold to include quarterly costs of approximately $2,000,000, compared to approximately $1,000,000 in the first quarter of 2012, while we are reliant on our U.S. assembly operations for the majority of our production. These costs will continue until our Thailand operation resumes production and will then decrease as production ramps to pre-flood output levels, expected by the middle of 2013.

Our prototyping activity for dual-stage actuated, or DSA, suspension assemblies is increasing.  We continue to work with multiple customers on DSA programs, and we still expect demand for DSA products to develop gradually in 2012.  All of our DSA capacity is currently at our U.S. sites, and we are well positioned to meet customer demand as it materializes.

The impact of the flood-related disruption to our business is delaying the full realization of the benefits that our 2011 restructuring and consolidation plan are expected to bring.  Nevertheless, we remain on a path that we expect will enable us to become the industry’s lowest cost producer of suspension assemblies, which we believe is integral to winning preferred supplier positions on customers’ new disk drive programs and further improving our financial performance.

RESULTS OF OPERATIONS

Thirteen Weeks Ended December 25, 2011 vs. Thirteen Weeks Ended December 26, 2010

Net sales for the thirteen weeks ended December 25, 2011, were $58,475,000, compared to $68,244,000 for the thirteen weeks ended December 26, 2010, a decrease of $9,769,000. Suspension assembly sales decreased $12,229,000 from the thirteen weeks ended December 26, 2010, primarily as a result of the flood-related capacity constraints at our customers. Our average selling price decreased to $0.60, compared to $0.62 for the first quarter of 2011, due to competitive pressures that were partially offset by a favorable change in our product mix as a result of the flood-related capacity constraints at our customers. Net sales in our BioMeasurement Division for the thirteen weeks ended December 25, 2011 were $416,000, compared to $542,000 for the thirteen weeks ended December 26, 2010.

Gross profit for the thirteen weeks ended December 25, 2011, was $2,301,000, compared to gross profit of $3,324,000 for the thirteen weeks ended December 26, 2010, a decrease of $1,023,000. Gross profit as a percent of net sales was four percent and five percent for the thirteen weeks ended December 25, 2011, and December 26, 2010, respectively. The lower gross profit was primarily due to reduced net sales, as well as a lower mix of TSA+ products and approximately $1,000,000 of incremental costs of manufacturing in our U.S. assembly operations instead of in Thailand, partially offset by cost savings as a result of our 2011 consolidation and restructuring plan.

Selling, general and administrative expenses for the thirteen weeks ended December 25, 2011, were $7,173,000, compared to $13,634,000 for the thirteen weeks ended December 26, 2010, a decrease of $6,461,000. The decrease was primarily due to cost savings from our 2011 restructuring actions, and the thirteen weeks ended December 26, 2010 included approximately $4,700,000 of Thailand assembly manufacturing startup expenses.

Severance and other expenses for the thirteen weeks ended December 25, 2010 were reduced $711,000. We reversed $895,000 of previously accrued severance and benefits expenses partially offset by $184,000 of other expenses incurred related to our site consolidation plans. As a result of leveraging our U.S. assembly operations to offset the temporary loss of manufacturing capacity in Thailand, we retained approximately 120 employees in our Hutchinson, Minnesota manufacturing facility that we previously expected to terminate and whose anticipated severance and benefits were included in our 2011 severance and benefits expenses.

Loss from operations for the thirteen weeks ended December 25, 2011, included a $1,123,000 loss from operations for our BioMeasurement Division, compared to a $2,911,000 loss from BioMeasurement Division operations for the thirteen weeks ended December 26, 2010. The BioMeasurement Division operating loss for the thirteen weeks ended December 25, 2011 was reduced by our 2011 restructuring actions.

Other expenses for the thirteen weeks ended December 25, 2011, were $87,000, compared to other income of $831,000 for the thirteen weeks ended December 26, 2010, a decrease of $918,000. The decrease was primarily due to a $530,000 loss on foreign currency transactions for the thirteen weeks ended December 25, 2011, compared to a $322,000 gain on foreign currency transactions for the thirteen weeks ended December 26, 2010 related to our Thailand assembly operations.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents decreased from $57,554,000 at September 25, 2011, to $54,635,000 at December 25, 2011. Our short-term investments decreased from $1,612,000 to $1,200,000 during the same period. In total, our cash and cash equivalents and short-term investments decreased by $3,331,000. The decrease was primarily due to a $10,409,000 repayment of borrowings from our credit line and $5,384,000 of capital expenditures, partially offset by $12,502,000 of cash provided by operations, which included $9,000,000 of flood insurance proceeds.

In light of the significant decreases in our net sales over the past two completed fiscal years and current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations and additional financing, if needed and as available given current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, other debt service requirements, debt and equity repurchases and capital expenditures through our first quarter of 2013. We currently have outstanding $76,243,000 aggregate principal amount of our 3.25% Notes. Holders of our 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. We also currently have outstanding $85,170,000 aggregate principal amount of our 8.50% Notes. Holders of our 8.50% Notes may require us to purchase all or a portion of their 8.50% Notes for cash as early as January 15, 2015. We anticipate that we would need to obtain additional financing if the holders of our 3.25% Notes require us to purchase all or a portion of their 3.25% Notes for cash on that date. We may from time to time seek to prepay or retire our outstanding debt through cash purchases in open market or privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be certain that we will be able to raise additional financing on terms acceptable to us, including covenants that we will be able to comply with in the short term, or at all, if needed. If we are unable to obtain new financing, if and when necessary, our future financial results and liquidity could be materially adversely affected.

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

On September 16, 2011, we entered into a revolving credit and security agreement with PNC Bank. The credit agreement provides us with a revolving credit facility in a principal amount of up to $35,000,000, subject to a borrowing base. The credit facility is secured by substantially all of the personal property of Hutchinson Technology Incorporated. The maturity date of the credit facility is October 1, 2014 if, by October 1, 2012, the aggregate outstanding principal amount of the 3.25% Notes is reduced to $50,000,000 or less and we have at least $50,000,000 of liquidity remaining; otherwise the maturity date is October 1, 2012. The credit agreement contains customary representations, warranties, covenants and events of default, including, but not limited to limitations on the payment of dividends and repurchases of stock, financial covenants requiring a minimum fixed charge coverage ratio, EBITDA and minimum liquidity. We maintain an account at PNC Bank with a minimum balance of $15,000,000, as required under the credit agreement. As of December 25, 2011, we were in compliance with the covenants of our credit facility. During the thirteen weeks ended December 25, 2011, the maximum amount drawn on our credit facility was $10,409,000, which was fully repaid in October 2011. We did not borrow any amounts from the credit facility for the remainder of our first quarter of 2012.

The suspension of production at our Thailand facility during October 2011 triggered an event of default provision related to business interruptions under our credit agreement with PNC Bank, and we have obtained a waiver of the event of default. As of December 25, 2011, we had no borrowings drawn under the credit agreement and the event of default did not trigger any cross-default provisions in our other financing arrangements.

Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $5,384,000 for the thirteen weeks ended December 25, 2011. We anticipate capital expenditures will be approximately $35,000,000 in 2012, including approximately $6,000,000 of costs related to restoring operations in Thailand, and for TSA+ flexure production capacity and tooling and manufacturing equipment for new process technology and capability improvements, such as for DSA suspension assemblies. As the transition to TSA+ suspensions takes place over the next two to three years, and as demand increases for our DSA suspension assemblies, our capital expenditures could increase as we add capacity as needed. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents and short-term investments or additional financing, if available given current credit market conditions and our operating performance.

We have reduced the cost structure of our BioMeasurement Division, although we will continue to market and sell our InSpectra StO2 products and will have continued operating losses until our products are more widely accepted in the marketplace. For the thirteen weeks ended December 25, 2011, our BioMeasurement Division incurred an operating loss of $1,123,000.

In 2008, our board of directors approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. The maximum dollar value of shares that may yet be purchased under the share repurchase program is $72,368,000. We have not repurchased any shares since 2008.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 25, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for us for our fiscal year  2013. We elected early adoption of this guidance started with our first quarter of 2012. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may constitute forward-looking statements. Forward-looking statements speak only as of the date on which the statements are made and include, but are not limited to, statements regarding the following: the demand for and shipments of disk drives, suspension assemblies and suspension assembly components, disk drive and suspension assembly technology and development, the development of and market demand for medical devices, product commercialization and adoption, production capabilities, capital expenditures and capital resources, average selling prices, product costs, inventory levels, division and company-wide revenue, gross profits and operating results, manufacturing capacity, assembly operations in Asia, cost reductions and economic and market conditions. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan,” “goal,” “should” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended September 25, 2011. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Except as otherwise required by law, we undertake no obligation to update any forward-looking statement for any reason. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted in this Item 3, there have been no material changes in our exposure to market risk or to our quantitative and qualitative disclosures about market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 25, 2011.

As of December 25, 2011, we had fixed rate debt of $161,413,000. At December 25, 2011, our fixed rate debt had a fair market value of approximately $110,148,000.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 25, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 25, 2011.

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

HUTCHINSON TECHNOLOGY INCORPORATED

Date:	January 27, 2012	By	/s/ Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date:	January 27, 2012	By	/s/ David P. Radloff
David P. Radloff
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of HTI.	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 3, 2008.	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically