Form 10-Q
period 2012-03-25
HUTCHINSON TECHNOLOGY INC
filed 2012-05-03
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 25, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-34838

Hutchinson Technology Incorporated
(Exact name of registrant as specified in its charter)

Minnesota	41-0901840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West Highland Park Drive N.E. Hutchinson, Minnesota	55350
(Address of principal executive offices)	(Zip Code)

(320) 587-3797
(Registrant’s telephone number, including area code)
___________________________________________
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
Yes  ☑                      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                      No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 1, 2012, the registrant had 23,422,662 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	March 25, 2012	September 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$54,927	$57,554
Short-term investments – restricted (Note 4)	1,200	1,612
Trade receivables, net	40,823	44,998
Other receivables	7,164	7,064
Inventories	49,894	55,018
Other current assets (Note 2)	4,322	4,312
Total current assets	158,330	170,558

Property, plant and equipment, net	210,671	223,134
Other assets	6,462	7,313
Total assets	$375,463	$401,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 7)	$11,474	$10,681
Accounts payable	19,949	18,373
Accrued expenses	6,777	7,759
Accrued compensation (Note 9)	12,812	12,431
Total current liabilities	51,012	49,244

Long-term debt, net of discount (Note 7)	136,170	144,159
Other long-term liabilities	1,180	1,280
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,423,000 and 23,387,000 issued and outstanding	234	234
Additional paid-in capital	420,959	419,984
Accumulated other comprehensive income	15	190
Accumulated loss	(234,107)	(214,086)
Total shareholders’ equity	187,101	206,322
Total liabilities and shareholders’ equity	$375,463	$401,005

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011

Net sales	$65,483	$63,281	$123,958	$131,525
Cost of sales	62,835	65,579	119,009	130,499
Gross profit (loss)	2,648	(2,298)	4,949	1,026

Research and development expenses	4,279	3,914	8,227	7,963
Selling, general and administrative expenses	7,850	10,507	15,023	24,141
Severance and other expenses (Note 9)	–	6,725	(711)	6,725
Debt refinancing costs (Note 7)	3,500	–	3,500	–
Insurance recoveries, net of flood-related costs (Note 11)	(8,833)	–	(8,833)	–
Loss from operations	(4,148)	(23,444)	(12,257)	(37,803)

Other income, net	913	562	826	1,393
Gain on extinguishment of long-term debt	–	5,467	–	5,467
Interest income	47	42	64	97
Interest expense	(4,282)	(3,605)	(8,565)	(7,449)
Gain on short- and long-term investments	–	496	30	860
Loss before income taxes	(7,470)	(20,482)	$(19,902)	$(37,435)
Provision (benefit) for income taxes	75	–	119	(3)
Net loss	$(7,545)	$(20,482)	$(20,021)	$(37,432)
Basic loss per share	$(0.32)	$(0.88)	$(0.86)	$(1.60)
Diluted loss per share	$(0.32)	$(0.88)	$(0.86)	$(1.60)

Weighted-average common shares outstanding	23,409	23,375	23,402	23,373
Weighted-average diluted shares outstanding	23,409	23,375	23,402	23,373

See accompanying notes to condensed consolidated financial statements – unaudited.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME – UNAUDITED
(In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011

Net loss	$(7,545)	$(20,482)	$(20,021)	$(37,432)
Other comprehensive income (loss)
Loss on available-for-sale securities, net of income taxes of $0	–	(223)	–	(186)
Foreign currency translation, net of income taxes of $0	259	(68)	(175)	96
Other comprehensive income (loss)	259	(291)	(175)	(90)
Comprehensive loss	$(7,286)	$(20,773)	$(20,196)	(37,522)

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(In thousands)

	Twenty-Six Weeks Ended
	March 25, 2012	March 27, 2011
OPERATING ACTIVITIES:
Net loss	$(20,021)	$(37,432)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	19,595	24,596
Stock-based compensation	975	1,361
Gain on short- and long-term investments	(30)	(860)
Loss on disposal of assets	178	384
Asset impairment charge (Notes 10 and 11)	8,338	–
Non-cash interest expense	3,390	4,223
Gain on extinguishment of debt (Note 7)	–	(5,467)
Severance and other expenses (Note 9)	(1,741)	6,647
Changes in operating assets and liabilities	12,848	2,548
Cash provided by (used for) operating activities	23,532	(4,000)

INVESTING ACTIVITIES:
Capital expenditures	(13,861)	(7,393)
Change in restricted cash	(735)	–
Purchases of marketable securities	(1,613)	(10,800)
Sales/maturities of marketable securities	2,055	44,548
Cash (used for) provided by investing activities	(14,154)	26,355

FINANCING ACTIVITIES:
Repayments of revolving credit line and debt	(138,123)	(30,981)
Proceeds from revolving credit line	127,537	–
Debt refinancing costs (Note 7)	(1,419)	(1,185)
Cash used for financing activities	(12,005)	(32,166)

Net decrease in cash and cash equivalents	(2,627)	(9,811)

Cash and cash equivalents at beginning of period	57,554	55,639

Cash and cash equivalents at end of period	$54,927	$45,828

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$4,965	$2,878
Income taxes paid	$1	$263

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Columnar dollar amounts in thousands, except per share amounts)

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2013” mean our fiscal year ending September 29, 2013, references to “2012” mean our fiscal year ending September 30, 2012 and references to “2011” mean our fiscal year ended September 25, 2011.

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

As of March 25, 2012 and September 25, 2011, we had $3,355,000 and $2,620,000 of cash and cash equivalents that were restricted in use, respectively, which are classified in other current assets. These amounts covered outstanding letters of credit and cash received from a customer and temporarily held in our PNC revolving line of credit bank account.

(3)  FAIR VALUE MEASUREMENTS

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at March 25, 2012
	Level 1	Level 2	Level 3
Assets
Available-for-sale securities
U.S. government debt securities	$1,200	$–	$–
Total assets	$1,200	$–	$–

	Fair Value Measurements at September 25, 2011
	Level 1	Level 2	Level 3
Assets
Available-for-sale securities
U.S. government debt securities	$1,612	$–	$–
Total assets	$1,612	$–	$–

The fair value measurement guidance defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. Under the guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability, developed based upon the best information available under the circumstances. The fair value hierarchy prescribed by the guidance is broken down into three levels as follows:

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

(4)  INVESTMENTS

Our short-term investments are comprised of U.S. government debt securities. We account for securities available for sale in accordance with Financial Accounting Standards Board (“FASB”)  guidance regarding accounting for certain investments in debt and equity securities, which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive (loss) income (“OCI”) within shareholders’ equity. Realized gains and losses and decline in value deemed to be other than temporary on available-for-sale securities are included in “Gain on short- and long-term investments” on our condensed consolidated statements of operations. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available for sale as short- or long-term based upon management’s intent and ability to hold these investments.

A summary of our investments as of March 25, 2012, is as follows:

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

As of March 25, 2012, our short-term investments mature within one year.

As of March 25, 2012, and September 25, 2011, we had $1,200,000 and $1,612,000, respectively, of short-term investments that were restricted in use. The decrease is due to a reduction in the amount required by the state to be held for our self-insured workers compensation programs.

(5)  TRADE RECEIVABLES

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $40,823,000 at March 25, 2012, and $44,998,000 at September 25, 2011, are net of allowances of $157,000 and $185,000, respectively. As of March 25, 2012, allowances of $157,000 consisted of a $32,000 allowance for doubtful accounts and a $125,000 allowance for sales returns. As of September 25, 2011, allowances of $185,000 consisted of a $23,000 allowance for doubtful accounts and a $162,000 allowance for sales returns.

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

September 25, 2011	Decreases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	March 25, 2012
$162	$(35)	$(2)	$125

(6)  INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at March 25, 2012, and September 25, 2011:

	March 25, 2012	September 25, 2011

Raw materials	$16,958	$21,566
Work in process	15,160	14,656
Finished goods	17,776	18,796
	$49,894	$55,018

(7)  SHORT- AND LONG-TERM DEBT

Short- and long-term debt consisted of the following at March 25, 2012, and September 25, 2011:

	March 25, 2012	September 25, 2011
3.25% Notes	$76,243	$76,243
3.25% Notes debt discount	(3,250)	(5,156)
8.50% Convertible Notes	85,170	85,170
8.50% Convertible Notes debt discount	(10,614)	(12,098)
PNC Bank Credit Line	–	10,409
Capital lease obligations	95	272
Total debt	147,644	154,840
Less: Current maturities	(11,474)	(10,681)
	$136,170	$144,159

As of March 25, 2012, we had fixed rate debt of $161,413,000, which had a fair market value of approximately $122,702,000.

3.25% Notes

In January 2006, we issued pursuant to an indenture $225,000,000 aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”). Interest on the 3.25% Notes is payable on January 15 and July 15 of each year, which began on July 15, 2006. Issuance costs of $6,029,000 were capitalized and are being amortized over seven years, except to the extent the underlying notes have been retired, in consideration of the holders’ ability to require us to repurchase all or a portion of the 3.25% Notes on January 15, 2013, as described below.

Since January 21, 2011, we have had the right to redeem for cash all or a portion of the 3.25% Notes at specified redemption prices, as provided in the indenture governing the 3.25% Notes, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Holders of the 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash on January 15, 2013, January 15, 2016 and January 15, 2021, or in the event of a fundamental change, at a purchase price equal to 100 percent of the principal amount of the 3.25% Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the purchase date.

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

The adoption of this guidance required us to allocate the original $225,000,000 proceeds received from the issuance of our 3.25% Notes between the applicable debt and equity components. Accordingly, we allocated $160,584,000 of the proceeds to the debt component of our 3.25% Notes and $40,859,000, net of deferred taxes of $23,557,000, to the equity conversion feature. Subsequent to the original issuance date of the 3.25% Notes, a full valuation allowance was recorded against our deferred tax assets (see Note 12 for a discussion of income taxes). The debt component allocation was based on the estimated fair value of similar debt instruments without a conversion feature as determined by using a discount rate of 8.75%, which represents our estimated borrowing rate for such debt as of the date of our 3.25% Notes issuance. The difference between the cash proceeds associated with our 3.25% Notes and the debt component was recorded as a debt discount with a corresponding offset to additional paid-in capital, net of applicable deferred taxes, representing the equity conversion feature. The debt discount that we recorded is being amortized over seven years (except to the extent the underlying 3.25% Notes have been retired), which is the expected term of our 3.25% Notes (January 19, 2006 through January 15, 2013), using the effective interest method resulting in additional non-cash interest expense. As of March 25, 2012, the remaining period over which the debt discount will be amortized for outstanding 3.25% Notes is approximately 9 months.

The carrying amounts of our 3.25% Notes included in our condensed consolidated balance sheets were as follows:

	March 25, 2012	September 25, 2011
Principal balance	$76,243	$76,243
Debt discount	(3,250)	(5,156)
Convertible subordinated notes, net	$72,993	$71,087

We have recorded the following interest expense related to our 3.25% Notes in the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011

Coupon rate of interest (cash interest)	$619	$1,310	$1,238	$2,915
Debt discount amortization (non-cash interest)	963	1,866	1,905	4,103
Total interest expense for the 3.25% Notes	$1,582	$3,176	$3,143	$7,018

8.50% Convertible Notes

In February 2011, we issued as part of a tender/exchange, $40,000,000 aggregate principal amount of 8.50% Convertible Senior Notes due 2026 (the “8.50% Convertible Notes”) pursuant to an indenture dated as of February 11, 2011. The 8.50% Convertible Notes are senior in right of payment to any of our existing and future subordinated indebtedness, including the 3.25% Notes that remain outstanding. Interest is payable on the 8.50% Convertible Notes on January 15 and July 15 of each year, beginning July 15, 2011. The 8.50% Convertible Notes mature on January 15, 2026. Each $1,000 principal amount of the 8.50% Convertible Notes is convertible into 116.2790 shares of our common stock (which is equal to an initial conversion price of approximately $8.60 per share), subject to adjustment.

We have the right to redeem the 8.50% Convertible Notes (i) on or after January 15, 2013 to, but excluding, January 15, 2015, if the closing price of our common stock equals or exceeds 150 percent of the conversion price, and (ii) at any time on or after January 15, 2015, in either case in whole or in part, for cash equal to 100 percent of the principal amount of the 8.50% Convertible Notes to be redeemed plus any accrued but unpaid interest to but excluding the redemption date. Holders of the 8.50% Convertible Notes may require us to repurchase all or a portion of their 8.50% Convertible Notes at par on each of January 15, 2015, January 15, 2016 and January 15, 2021 for cash equal to 100 percent of the principal amount of the 8.50% Convertible Notes to be repurchased plus any accrued but unpaid interest to but excluding the repurchase date. If a fundamental change (as defined in the indenture) occurs, each holder of 8.50% Convertible Notes will have the right to require us to repurchase all or any portion of that holder’s 8.50% Convertible Notes for cash equal to 100 percent of the principal amount of the 8.50% Convertible Notes to be repurchased plus any accrued but unpaid interest to but excluding the repurchase date.

As a result of the February 2011 tender/exchange, we retired an aggregate principal amount of $75,294,000 of the 3.25% Notes in February 2011. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued the $40,000,000 aggregate principal amount of the 8.50% Convertible Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. We determined that the tender/exchange was a substantial debt modification and applied debt extinguishment accounting.  The difference between the fair value and the carrying value of the liability component of the 3.25% Notes at the date of extinguishment was recorded as a $5,467,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,371,000 reduction to additional paid-in capital.

In July 2011, we completed an exchange for an additional portion of our outstanding 3.25% Notes. In connection with the July 2011 exchange, we issued $45,170,000 aggregate principal amount of the 8.50% Convertible Notes and made aggregate cash payments of $3,091,000 in exchange for $45,963,000 aggregate principal amount of the 3.25% Notes. We determined that the exchange was a substantial debt modification and applied debt extinguishment accounting. The difference between the fair value and the carrying value of the liability component of the 3.25% Notes at the date of extinguishment was recorded as a $2,915,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $606,000 reduction to additional paid-in capital.

8.50% Secured Notes

On March 30, 2012, subsequent to the end of our second quarter 2012, we issued $78,931,000 aggregate principal amount of 8.50% Senior Secured Second Lien Notes due 2017 (the “8.50% Secured Notes”). Of that total amount, $38,931,000 aggregate principal amount of 8.50% Secured Notes was issued pursuant to an effective registration statement relating to an offer to purchase for cash or exchange for new securities any and all of our outstanding 3.25% Notes (the “3.25% Tender/Exchange Offer”).  The remaining $40,000,000 aggregate principal amount of 8.50% Secured Notes was issued in a private placement that included the issuance of warrants to purchase 3,869,000 shares of our common stock.  The warrants are exercisable on a cashless basis for $.01 per share for ten years after their issuance.  The total purchase price for the 8.50% Secured Notes and warrants issued in the private placement was $39,400,000.

The 8.50% Secured Notes bear interest at a rate of 8.50% per annum, payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2012, and mature on January 15, 2017 unless redeemed or repurchased in accordance with their terms. The 8.50% Secured Notes are secured by liens on all assets securing our existing or future senior secured credit facilities (other than certain excluded assets), which liens rank junior in priority to any liens securing our senior secured credit facilities and other permitted priority liens.

We may redeem all or part of the 8.50% Secured Notes at any time by paying 100% of the principal amount redeemed, plus a make-whole premium (and accrued and unpaid interest on the principal amount redeemed to) as of the date of redemption (subject to the rights of holders of the 8.50% Secured Notes on the relevant record date to receive interest due on the relevant interest payment date as and to the extent provided in the indenture). The indenture governing the 8.50% Secured Notes contains certain covenants that, among other things, will limit our and our restricted subsidiaries’ ability to incur additional indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets, including capital stock of restricted subsidiaries, enter into transactions with affiliates, create or incur liens and enter into operating leases.

Holders of the warrants are entitled to participate pro rata in any dividends or other distributions (whether in cash, securities or other assets) paid, or rights offered, to holders of our common stock on an as-exercised basis. The warrants are also eligible for adjustment as necessary to protect from the dilutive effects of recapitalizations, reclassifications, stock splits and similar transactions.

Tender/Exchange Offer Subsequent to Quarter End

On March 30, 2012, we completed the 3.25% Tender/Exchange Offer and, in accordance with its terms, made cash payments totaling $16,877,700, plus accrued and unpaid interest, for the purchase of $21,097,125 aggregate principal amount of outstanding 3.25% Notes that were tendered and accepted for purchase. The consideration paid for outstanding 3.25% Notes tendered for purchase was funded by the proceeds from the 8.50% Secured Notes sold by us in the private placement. Applying debt extinguishment accounting, we expect to record a gain on extinguishment of debt of approximately $3,300,000 for the thirteen weeks ending June 24, 2012.

In accordance with the terms of the 3.25% Tender/Exchange Offer, we also issued $38,931,000 aggregate principal amount of 8.50% Secured Notes, and made cash payments in lieu of issuing partial 8.50% Secured Notes and for accrued and unpaid interest, in exchange for $43,260,000 aggregate principal amount of outstanding 3.25% Notes tendered and accepted for exchange.  Because the terms of the 8.50% Secured Notes and outstanding 3.25% Notes were not substantially different, debt modification accounting was applied in accordance with FASB guidance. As a result, no gain or loss will be recorded on the debt exchange. The difference between the book value of the outstanding 3.25% Notes and the par value of the 8.50% Secured Notes that were issued in exchange and the portion of the remaining debt discount on the outstanding 3.25% Notes will be accreted over the term of the 8.50% Secured Notes. The portion of previously incurred debt refinancing costs will also be amortized over the term of the 8.50% Secured Notes. A total of $11,886,000 aggregate principal amount of 3.25% Notes, included in Current maturities of long-term debt,  remained outstanding after completion of the 3.25% Tender/Exchange Offer.

Debt refinancing costs for the twenty-six weeks ended March 25, 2012, were $3,500,000. Because the terms of the 8.50% Secured Notes, issued March 30, 2012, and outstanding 3.25% Notes in the exchange were not substantially different, debt modification accounting was applied in accordance with FASB guidance. The debt refinancing costs associated with the debt transactions were expensed as incurred.

8.50% Convertible Note Repurchase Subsequent to Quarter End

On April 12, 2012, we completed an offer to purchase for cash $26,666,000 aggregate principal amount of our outstanding 8.50% Convertible Notes. After funding the purchase of outstanding 3.25% Notes pursuant to the 3.25% Tender/Exchange Offer, we applied $19,999,500 of residual proceeds from the private placement of 8.50% Secured Notes to fund the purchase of outstanding 8.50% Convertible Notes. Applying debt extinguishment accounting, we expect to record a gain on extinguishment of debt of approximately $2,700,000 for the thirteen weeks ending June 24, 2012.

PNC Bank Revolving Credit Facility

On September 16, 2011, we entered into a revolving credit and security agreement with PNC Bank. The credit agreement provides us with a revolving credit facility in a principal amount of up to $35,000,000, subject to a borrowing base. The credit facility is secured by substantially all of the personal property of Hutchinson Technology Incorporated. The maturity date of the credit facility is October 1, 2014 if, by October 1, 2012, the aggregate outstanding principal amount of the 3.25% Notes is reduced to $50,000,000 or less and we have at least $50,000,000 of liquidity remaining; otherwise the maturity date is October 1, 2012. Because the completion of the 3.25% Tender/Exchange Offer subsequent to the end of our second quarter 2012 reduced the aggregate outstanding principal amount of the 3.25% Notes to $11,886,000, we expect the maturity date of the credit facility will be extended to October 1, 2014. The credit agreement contains customary representations, warranties, covenants and events of default, including, but not limited to, limitations on the payment of dividends and repurchases of stock, financial covenants requiring a minimum fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) and minimum liquidity. We maintain an account at PNC Bank with a minimum balance of $15,000,000, as required under the credit agreement.

As of March 25, 2012 we had no borrowings under the revolving credit facility. Prior to March 25, 2012, amounts borrowed under the credit facility were subject to cash interest, at our election, at a rate equal to either (i) PNC Bank’s alternate base rate (as defined in the credit agreement) plus 2.0% per annum, or (ii) LIBOR plus 4.5% per annum. After March 25, 2012, such loans, if any, are eligible to bear cash interest at a reduced rate equal to either (i) PNC Bank’s alternate base rate plus 1.0% per annum or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement.

The previously announced suspension of production in our Thailand facility during October 2011 triggered an event of default provision related to business interruptions under the credit agreement with PNC Bank, and we obtained a waiver of the event of default. The event of default did not trigger any cross-default provisions in our other financing arrangements. As of March 25, 2012, we were in compliance with the covenants of our credit agreement.

Capital Leases

We lease some manufacturing equipment that has been treated as a capital lease for accounting purposes. The present value of the minimum quarterly payments under these leases resulted in an initial $686,000 of related leased assets. The outstanding lease obligations as of March 25, 2012 were $95,000.

 (8)  OTHER COMPREHENSIVE INCOME

The components of accumulated OCI, net of income taxes (see Note 12 for a discussion of income taxes), were as follows:

	March 25, 2012	September 25, 2011
Foreign currency translation	$15	$190

Our Thailand operation uses their local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated OCI. Foreign currency translation, net of income taxes (see Note 12 for a discussion of income taxes), for the thirteen weeks and twenty-six weeks ended March 25, 2012, was a $259,000 gain and a $175,000 loss, respectively, compared to a $68,000 loss and a $96,000 gain for the thirteen and twenty-six weeks ended March 27, 2011, respectively.

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other income, net” in our consolidated statements of operations. We recognized a foreign currency gain of $649,000 and a foreign currency loss of $119,000 for the thirteen weeks and twenty-six weeks ended March 25, 2012, primarily related to purchases and advances denominated in U.S. dollars made by our Thailand operation.

(9)  SEVERANCE AND OTHER EXPENSES

A summary of our severance and benefits and other expenses as of March 25, 2012, is as follows:

	Severance and Benefits	Other Expenses	Total
Accrual balances, September 25, 2011	$1,741	$–	$1,741
Reduction of severance accrual	(895)	–	(895)
Restructuring charges	–	184	184
Cash payments	(729)	(184)	(913)
Accrual balances, December 25, 2011	$117	$–	$117
Cash payments	(117)	–	(117)
Accrual balances, March 25, 2012	$–	$–	$–

During the second quarter of 2011, we announced a manufacturing consolidation and restructuring plan that consolidated our Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin. We also took additional actions to resize the company, reduce costs and improve cash flow, including severance actions. Due to the flooding in Thailand, we are leveraging our U.S. assembly operations to offset the temporary loss of capacity in Thailand and have retained approximately 120 employees in our Hutchinson, Minnesota manufacturing facility that we previously expected to terminate and that were included in our 2011 severance and benefits charges. This resulted in a reduction of $895,000 of our severance and benefits expense during the first quarter of 2012. The remaining severance and benefits payments were completed in our second quarter of 2012.

As part of the consolidation and restructuring plan, we incurred approximately $184,000 of other expenses for the twenty-six weeks ended March 25, 2012 for a total of $985,000 of other expenses recorded in 2011 and 2012, primarily internal labor, contractors and freight, related to consolidation of the Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin.

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

During the first quarter of 2012, flooding in Thailand required us to suspend our Thailand assembly operations and constrained the disk drive manufacturing supply chain, which affected demand for our products. We believe that the flooding, together with our continued operating losses, was a triggering event that required an impairment analysis. Based on our forecast model and impairment analysis for our first quarter of 2012, there was in excess of 10% between our expected undiscounted cash flows and the carrying value of our assets. However, impairments were recognized on specific identification of assets that were destroyed by the floodwaters (see Note 11 regarding the Thailand flood). Changes in our forecast model estimates could require additional impairment charges related to our long-lived assets.

During the second quarter of 2011, we announced a manufacturing consolidation and restructuring plan that consolidated our Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin. We believe the consolidation and restructuring plan, together with our continued operating losses, were a triggering event that required an impairment analysis. Our impairment analysis for the second quarter of 2011 indicated that no charge for impairment was required. Based on our forecast model, there was in excess of 10% between our expected undiscounted cash flows and the carrying value of our assets. Changes in our forecast model estimates could have a material effect on the assessment of long-lived assets.

While our impairment analysis of the long-lived assets during the second quarter of 2011 did not result in impairment charges, it was determined that certain long-lived assets previously used by our Hutchinson, Minnesota components operations would be redundant upon completion of the consolidation and restructuring actions. Before the consolidation and restructuring actions, the redundant long-lived assets had remaining useful lives ranging from approximately one to twelve years. At the time the consolidation and restructuring plan was announced, we estimated that the plan would be complete in nine months. In accordance with FASB guidance, the remaining useful lives of these redundant long-lived assets were shortened to approximately nine months based on the anticipated time to completion of the consolidation and restructuring actions. This resulted in accelerated depreciation of $3,150,000 included within cost of sales.  Of the total, $724,000 was included within cost of sales for the thirteen weeks ended March 27, 2011. The change in depreciation estimate did not have a material effect in prior or future reporting periods.

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

After review of the flood mitigation plans of the Thai government and those of the industrial park where our plant is located, we are proceeding with plans to restore our Thailand manufacturing facility to pre-flood output levels. Our restoration of the manufacturing facility is on schedule to resume production by the end of June 2012. We have begun to move equipment and personnel back into the facility and are in the process of qualifying its clean room.  We expect it will take until the middle of 2013 to return production to pre-flood output levels.

As a result of the flooding in Thailand, during our first and second quarter of 2012, we recorded insurance recoveries, net of flood-related costs, as follows:

	Thirteen Weeks Ended December 25, 2011	Thirteen Weeks Ended March 25, 2012	Total
Impairment of building and equipment and write-off of inventory	$11,082	$–	$11,082
Continuing costs during site shutdown	2,543	1,323	3,866
Site restoration	102	1,117	1,219
	13,727	2,440	16,167
Insurance recoveries	(13,727)	(11,273)	(25,000)
Insurance recoveries, net of flood-related costs	$–	$(8,833)	$(8,833)

The total carrying value of our Thailand building and equipment was approximately $18,700,000 at the time of the flood. Of the total, $8,338,000 was destroyed by the floodwaters and was impaired and written off. The flood-related inventory write-off was $2,744,000, which included the cost of raw materials, work-in-process and finished goods inventories that were not able to be used or sold due to the flood damage.  We continue to evaluate the remaining $800,000 of inventory that was not written off to determine if the inventory will be usable and acceptable to our customers. As we repair and restore our facility and equipment in Thailand, we may determine that additional property, plant and equipment and inventory are damaged. This could result in additional impairments and write-offs. Our estimates of our flood-related costs are based on current damage assessments and it is reasonably possible that the estimate will change in the near term although we expect any remaining impairments and write-offs related to the floodwaters would be less than $1,000,000.

After the suspension of production in Thailand in our first quarter of 2012, we have and will continue to incur costs for wages, salaries and benefits, depreciation and other items, which continued regardless of the suspension of production. Some employees normally engaged in the assembly manufacturing operation are being utilized in the clean-up and repairs of the facility and equipment, assessment and recovery of inventories and other aspects of the site restoration. In addition, we have and will continue to hire contractors to assist in the repair and restoration of our facility and equipment. Repairs, maintenance, employee and other flood-related costs are expensed when incurred. These expenses totaled $2,440,000 for the thirteen weeks ended March 25, 2012 and $5,085,000 for the twenty-six weeks ended March 25, 2012.  These amounts are reflected, net of insurance recoveries, in “Insurance recoveries, net of flood-related costs”, on our consolidated statements of operations. In addition to the flood-related expenses, we have spent approximately $1,900,000 in capital expenditures on site restoration and equipment replacement.

In total, we estimate we will spend approximately $30,000,000 in 2012 and an approximately additional $5,000,000 in 2013 to restore our Thailand manufacturing operation and bring it back to pre-flood capacity levels and to cover the incremental costs of manufacturing in the United States. These estimates do not include lost profits. These costs are partially offset by the $25,000,000 in insurance proceeds that we received as of March 25, 2012.

Our insurance policies provide for $25,000,000 of flood coverage for property and casualty damage and business interruption. Our total claims exceeded this amount. Insurance proceeds are recognized in the consolidated financial statements to the extent of losses incurred when realization is deemed probable or when the proceeds are received and no contingencies remain associated with the proceeds. During the first quarter of 2012, we received an initial insurance payment of $9,000,000 and during the second quarter of 2012 we received the final insurance payment of $16,000,000, which is included in cash provided by operating activities on our consolidated statements of cash flows. Recoveries in excess of losses incurred were assessed for recognition in accordance with gain contingency guidance and have been recognized as no contingencies remain and there are no restrictions on the insurance proceeds received. We are using the proceeds to repair and restore our Thailand facility and replace equipment.

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

(13)  STOCK-BASED COMPENSATION

Under our equity incentive plans, stock options have been granted to employees, including our officers and directors, at an exercise price not less than the fair market value of our common stock at the date the options are granted. The options granted generally expire ten years from the date of grant or at an earlier date as determined by the committee of our board of directors that administers the plans. Options granted under the plans prior to November 2005 generally were exercisable one year from the date of grant. Options granted under the plans from November 2005 to October 2011 are exercisable two to three years from the date of grant. Options granted under the plans since November 2011 are exercisable one to three years from the date of grant.

Under our equity incentive plan, we also issued restricted stock units (“RSUs”) to employees, including our officers. RSUs generally vest over three years in annual installments commencing one year after the date of grant. We recognize compensation expense for the RSUs over the service period equal to the fair market value of the stock units on the date of issuance. Upon vesting, RSUs convert to shares in accordance with the terms of our equity incentive plan.

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

We recorded stock-based compensation expense related to our stock options and RSUs, included in selling, general and administrative expenses, of $511,000 and $611,000 for the thirteen weeks ended March 25, 2012, and March 27, 2011, respectively; and $975,000 and $1,361,000 for the twenty-six weeks ended March 25, 2012 and March 27, 2011, respectively. As of March 25, 2012, $2,427,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 16 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the twenty-six weeks ended March 25, 2012, and March 27, 2011, were $1.27 and $2.23, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Twenty-Six Weeks Ended
	March 25, 2012	March 27, 2011
Risk-free interest rate	1.7%	2.3%
Expected volatility	80.0%	80.0%
Expected life (in years)	8.0	7.2
Dividend yield	–	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the twenty-six weeks ended March 25, 2012, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)	Aggregate Intrinsic Value ($)
Outstanding at September 25, 2011	3,782,018	15.44	5.9	–
Granted	228,500	1.68
Exercised	–	–
Expired/Canceled	(330,525)	21.22
Outstanding at March 25, 2012	3,679,993	14.07	6.1	126,000
Options exercisable at March 25, 2012	2,393,014	19.49	4.7	–

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Non-vested at September 25, 2011	1,666,646	3.55
Granted	228,500	1.27
Vested	(575,867)	4.03
Canceled	(32,300)	2.93
Non-vested at March 25, 2012	1,286,979	2.95

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted-Average Remaining Contractual Life (yrs.)	Weighted-Average Exercise Price ($)	Number Exercisable	Weighted-Average Exercise Price ($)
1.70-3.00	228,500	9.7	1.68	0	0.00
3.01-5.00	1,163,313	7.9	3.04	460,350	3.03
5.01-10.00	706,033	7.7	7.34	350,517	7.35
10.01-20.00	20,000	5.9	15.96	20,000	15.96
20.01-25.00	580,277	3.0	23.71	580,277	23.71
25.01-30.00	580,840	4.8	26.79	580,840	26.79
30.01-45.06	401,030	2.2	32.52	401,030	32.52
Total	3,679,993	6.1	14.07	2,393,014	19.49

RSU transactions during the twenty-six weeks ended March 25, 2012, are summarized as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value ($)
Non-vested at September 25, 2011	–	–
Granted	501,100	1.70
Vested	–	–
Canceled	(8,500)	1.70
Non-vested at March 25, 2012	492,600	1.70

(14)  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share identifies the dilutive effect of potential common shares using net income (loss) available to common shareholders and is computed (i) using the treasury stock method for outstanding stock options and the if-converted method for the 8.50% Convertible Notes, and (ii) in accordance with FASB guidance relating to the effect of contingently convertible instruments on diluted earnings per share for the 3.25% Notes. A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Net loss	$(7,545)	$(20,482)	$(20,021)	$(37,432)

Weighted-average common shares outstanding	23,409	23,375	23,402	23,373
Dilutive potential common shares	–	–	–	–
Weighted-average common and diluted shares outstanding	23,409	23,375	23,402	23,373

Basic loss per share	$(0.32)	$(0.88)	$(0.86)	$(1.60)

Diluted loss per share	$(0.32)	$(0.88)	$(0.86)	$(1.60)

Diluted loss per share for the thirteen weeks and twenty-six weeks ended March 25, 2012, excludes potential common shares of 56,000 and 30,000, respectively, using the treasury stock method, and 9,903,000 and 9,903,000, respectively, using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirteen weeks and twenty-six weeks ended March 27, 2011, excludes potential common shares of 51,000 and 73,000, respectively, using the treasury stock method, and 4,651,000 and 4,651,000, respectively, using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive.

As discussed in Note 7 above, subsequent to the end of second quarter 2012, we issued warrants to purchase 3,869,000 in a private placement.  The shares of common stock issuable upon exercise of the warrants may be dilutive in future periods.

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

The following table represents net sales by product for each reportable segment and operating loss for each reportable segment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Net sales:
Disk Drive Components Division:
Suspension assemblies	$60,901	$61,282	$114,912	$127,522
Other products	4,207	1,281	8,255	2,743
Total Disk Drive Components Division	65,108	62,563	123,167	130,265
BioMeasurement Division	375	718	791	1,260
	$65,483	$63,281	$123,958	$131,525

Loss from operations:
Disk Drive Components Division	$(2,689)	$(20,730)	$(9,675)	$(32,177)
BioMeasurement Division	(1,459)	(2,714)	(2,582)	(5,626)
	$(4,148)	$(23,444)	$(12,257)	$(37,803)

(16)  SUBSEQUENT EVENTS

On March 28, 2012, we entered into an amended consent and amendment to our credit agreement with PNC Bank. Under the amended consent and amendment, PNC Bank consented to our use of the proceeds from the private placement of 8.50% Secured Notes to purchase a portion of our outstanding 8.50% Convertible Notes as discussed in Note 7 above.

As a result of the debt refinancing that we completed subsequent to the end of our 2012 second quarter, as discussed in Note 7 above, the principal amount of our outstanding debt with a first put date in 2013 was reduced from $76,243,000 to $11,886,000. The debt refinancing resulted in the retirement of $64,357,000 aggregate principal amount of our 3.25% Notes and $26,666,000 aggregate principal amount of our 8.50% Convertible Notes and the issuance of $38,931,000 aggregate principal amount of 8.50% Secured Notes and warrants to purchase 3,869,000 shares of our common stock. Accordingly, our overall debt balance was reduced from $161,413,000 to $149,324,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2013” mean our fiscal year ending September 29, 2013, references to “2012” mean our fiscal year ending September 30, 2012 and references to “2011” mean our fiscal year ended September 25, 2011.

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

Debt Refinancing

As a result of the debt refinancing that we completed subsequent to the end of our 2012 second quarter, as discussed in “Liquidity and Capital Resources” below, the principal amount of our outstanding debt with a first put date in 2013 was reduced from $76,243,000 to $11,886,000. The debt refinancing resulted in the retirement of $64,357,000 aggregate principal amount of our 3.25% Notes and $26,666,000 aggregate principal amount of our 8.50% Convertible Notes and the issuance of $38,931,000 aggregate principal amount of 8.50% Secured Notes and warrants to purchase 3,869,000 shares of our common stock. Accordingly, our financial position was improved by lengthening the average maturities of our debt and overall debt balance was reduced from $161,413,000 to $149,324,000 while maintaining our cash levels.

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

After review of the flood mitigation plans of the Thai government and those of the industrial park where our plant is located, we are proceeding with plans to restore our Thailand manufacturing facility. Our restoration of the manufacturing facility is on schedule. We have begun to move equipment and personnel back into the facility and are in the process of qualifying its clean room. We expect to resume production in Thailand by the end of June 2012 and it will take until the middle of 2013 to return production to pre-flood output levels. The timing of resuming production in Thailand depends on several factors, including the requalification of our clean room at the Thailand site, the timing and our ability to get replacement equipment fully operational and final product qualification from our customers.

As a result of the flooding in Thailand, during our first and second quarters of 2012, we recorded flood-related recoveries, net of expenses, as follows:

•
Flood-related costs of $16,167,000, including $8,338,000 of impairment charges for damaged facility equipment and fixtures, manufacturing equipment and tooling, $2,744,000 of inventory write-downs and $5,085,000 of Thailand operating and site restoration costs; and

•	Flood insurance proceeds of $25,000,000 which we have received.

The total carrying value of our Thailand building and equipment was approximately $18,700,000 at the time of the flood. We continue to evaluate the remaining $800,000 of inventory that was not written off to determine if the inventory will be usable and acceptable to our customers. As we repair and restore our facility and equipment in Thailand, we may determine that additional property, plant and equipment and inventory may be damaged. This could result in additional impairments and write-offs. Our estimates of our flood-related costs are based on current damage assessments and it is reasonably possible that the estimate will change in the near term although we expect any remaining impairments and write-offs related to the floodwaters will be less than $1,000,000.

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

In total, we estimate we will spend approximately $30,000,000 in 2012 and approximately an additional $5,000,000 in 2013 to restore our Thailand manufacturing operation and bring it back to pre-flood capacity levels and to cover the incremental costs of manufacturing in the United States. These estimates do not include lost profits. These costs will be partially offset by $25,000,000 in insurance proceeds. We believe we have sufficient cash to manage through the restoration of our Thailand operations.

Our current insurance policies for our Thailand manufacturing operation provide for $25,000,000 of flood coverage for property and casualty damage and business interruption. Our total claims, which consisted of the replacement value of damaged property, lost profits, additional costs of operating in the U.S. and continued costs while shutdown, exceeded this amount. Insurance proceeds are recognized in the consolidated financial statements to the extent of losses incurred when realization is deemed probable. During the first quarter of 2012, we received an initial insurance payment of $9,000,000 and during the second quarter of 2012, we received the final insurance payment of $16,000,000, which is included in cash provided by operating activities on our consolidated statements of cash flows. Recoveries in excess of losses incurred were assessed for recognition in accordance with gain contingency guidance and will be recognized when no contingencies remain. There are no restrictions on the insurance proceeds received. We are using the proceeds to repair and restore our Thailand facility and replace equipment.

Our available assembly capacity and vertically integrated components operations in the U.S. are enabling us to meet current levels of customer demand and should provide us with the flexibility to respond to increases in demand as the supply chain recovers. Suspension assembly demand is increasing as the disk drive supply chain recovers; however, the effects of the flooding in Thailand continue to constrain overall capacity in the disk drive supply chain. We expect our third quarter of 2012 suspension assembly shipments will total 105 million to 115 million, compared with 89.3 million and 96.9 million in the first and second quarters of 2012, respectively.  We expect our shipments to further increase in our fourth quarter of 2012 as the disk drive supply chain continues to recover from the flooding in Thailand.

General Business

We are a supplier to all manufacturers of disk drives and head-gimbal assemblers. Sales to our four largest customers constituted 95% of net sales for the twenty-six weeks ended March 25, 2012 as shown in the following table.

Customer	Percentage of Sales
SAE Magnetics, Ltd/TDK Corporation	55%
Western Digital Corporation	16%
Hitachi and affiliates	14%
Seagate Technology, LLC	10%

The disk drive industry continues to consolidate. In March 2012, our customer Western Digital Corporation completed its acquisition of Hitatchi Global Storage Technologies. We expect to continue to depend on a limited number of customers for our sales, given the small number of disk drive manufacturers and head-gimbal assemblers. Our results of operations could be adversely affected by reduced demand from a major customer.

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

Suspension Assembly Shipments by Quarter
	2011				2012
	First	Second	Third	Fourth	First	Second
Suspension assembly shipment quantities	107	102	118	127	89	97

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

The flooding in Thailand has temporarily suppressed the overall production capacity of the hard disk drive supply chain. . Additionally, some hard disk drive manufacturers have reduced the average capacity size of their disk drives to maximize their use of the components that are in short supply, and therefore, maximize the number of disk drives that they are able to ship. Although we believe this only affects suspension assembly demand in the near term, it may be temporarily reducing the number of suspensions per disk drive. These changes have resulted in a material decrease in our suspension assembly demand. In our first quarter of 2012, shipments decreased 38 million or 30% compared to the preceding quarter due to the flood-related capacity constraints at our customers. Our second quarter of 2012 shipments increased sequentially in all segments, with the largest percentage increase in shipments for enterprise applications. We estimate that we maintained our overall suspension assembly market share in both the first and second quarters of 2012, compared to the preceding quarter, by leveraging our vertically integrated U.S. operations to meet customers’ needs.

TSA+ suspension assemblies accounted for 52% and 55% of first and second quarter of 2012 shipments, respectively, down from 60% in the fourth quarter of 2011 because of shifts in product mix resulting from flood-related capacity constraints among the disk drive manufacturers.  As the shift in our product mix from subtractive TSA suspensions to additive TSA+ suspensions continues, and we make further improvements in our TSA+ process efficiency and capacity utilization, our total cost per part will improve. We currently expect TSA+ suspension assemblies to account for more than 80% of our shipments by the end of 2012.

Average selling price in our first quarter of 2012 was $0.60, up from $0.58 in the preceding quarter primarily because of changes in our product mix resulting from the flood-related capacity constraints at our customers. Average selling price in our second quarter of 2012 was $0.63 primarily due to increased volume of development products for new disk drive programs. Without the increased volume of development product in the second quarter of 2012 our average selling price would have been relatively flat compared to the first quarter of 2012. Suspension assembly pricing is likely to remain competitive in 2012.  Industry-wide, there is currently sufficient suspension assembly capacity to meet customers’ needs, so there are no supply constraints to exert upward pressure on suspension assembly prices.

We expect gross profit to improve as our shipment volume increases, as our mix of products continues to shift toward TSA+ suspension assemblies and as we ramp our Thailand assembly operations. We estimate cost of goods sold in our second quarter of 2012 includes incremental quarterly costs of approximately $3,000,000, compared to approximately $1,000,000 in the first quarter of 2012, while we are relying on our U.S. assembly operations for the majority of our production. We estimate these costs will be approximately $4,000,000 per quarter in our third and fourth quarter of 2012 and these costs will continue until our Thailand operation resumes production and will then decrease as production ramps.  We currently expect to be at pre-flood output levels by the middle of 2013.

Our prototyping activity for dual-stage actuated, or DSA, suspension assemblies is increasing.  We continue to work with multiple customers on DSA programs, and we expect demand for DSA products to develop gradually in 2012. DSA suspensions accounted for one percent of our second quarter of 2012 suspension assembly shipments. All of our DSA capacity is currently at our U.S. sites, and we are well positioned to meet customer demand as it materializes.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 25, 2012 vs. Thirteen Weeks Ended March 27, 2011

Net sales for the thirteen weeks ended March 25, 2012, were $65,483,000, compared to $63,281,000 for the thirteen weeks ended March 27, 2011, an increase of $2,202,000. Our suspension assembly shipments decreased five percent compared to the same quarter in 2011 primarily as a result of the flood-related capacity constraints at our customers’ Thailand facilities. Our average selling price increased from $0.60 to $0.63 in the same period of 2011 primarily due to a change in the mix of product sold with a higher average selling price due to the impact of the Thailand flooding and increased shipments of development product. Suspension assembly component sales increased $2,479,000 from the thirteen weeks ended March 27, 2011, primarily as a result of the flood-related capacity constraints in the disk drive industry creating demand for our suspension assembly components. Net sales in our BioMeasurement Division for the thirteen weeks ended March 25, 2012 were $375,000, compared to $718,000 for the thirteen weeks ended March 27, 2011.

Gross profit for the thirteen weeks ended March 25, 2012, was $2,648,000, compared to the gross loss of $2,298,000 for the thirteen weeks ended March 27, 2011, an increase of $4,946,000. Gross profit as a percent of net sales was four percent and gross loss as a percent of net sales was four percent for the thirteen weeks ended March 25, 2012, and March 27, 2011, respectively. The higher gross profit was primarily due to decreases in spending as a result of our 2011 consolidation and restructuring plan and increased net sales, as discussed above.

Selling, general and administrative expenses for the thirteen weeks ended March 25, 2012, were $7,850,000, compared to $10,507,000 for the thirteen weeks ended March 27, 2011, a decrease of $2,657,000. The decrease was primarily due to cost savings from our 2011 restructuring actions.

During the second quarter of 2011, we announced a manufacturing consolidation and restructuring plan that included eliminating approximately 800 positions from our current U.S. workforce. The workforce reductions resulted in charges for severance and other expenses of $6,725,000. Of the total severance charges, $576,000 was related to our BioMeasurement Division.

Debt refinancing costs for the thirteen weeks ended March 25, 2012, were $3,500,000.  Because the terms of the 8.50% Secured Notes, issued March 30, 2012, and outstanding 3.25% Notes in the exchange were not substantially different, debt modification accounting was applied in accordance with FASB guidance. The debt refinancing costs associated with the debt transactions were expensed as incurred.

As a result of the flooding in Thailand, during our second quarter of 2012, we recorded $8,833,000 of insurance recoveries, net of flood-related costs. The quarter included $11,273,000 of flood insurance recoveries, partially offset by $2,440,000 of flood-related restoration and continued operating costs in Thailand, as discussed above.

Loss from operations for the thirteen weeks ended March 25, 2012, included a $1,459,000 loss from operations for our BioMeasurement Division, compared to a $2,714,000 loss from BioMeasurement Division operations for the thirteen weeks ended March 27, 2011. The BioMeasurement Division operating loss for the thirteen weeks ended March 25, 2012 was reduced by our 2011 restructuring actions.

As a result of a 2011 tender/exchange offer, we retired an aggregate principal amount of $75,294,000 of the 3.25% Notes in February 2011. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $40,000,000 aggregate principal amount of the 8.50% Convertible Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. We determined that the 2011 tender/exchange offer was a substantial debt modification and applied debt extinguishment accounting. The difference between the fair value and the carrying value of the liability component of the 3.25% Notes at the date of extinguishment was recorded as a $5,467,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,371,000 reduction to additional paid-in capital.

The gain on short- and long-term investments was $496,000 for the thirteen weeks ended March 27, 2011. The gain was due to payments received by us under a settlement agreement. Auction rate securities (“ARS”) previously held by us were subsequently sold by the settlement parties at a price that was higher than the price identified in the settlement agreement.

Twenty-Six Weeks Ended March 25, 2012 vs. Twenty-Six Weeks Ended March 27, 2011

Net sales for the twenty-six weeks ended March 25, 2012, were $123,958,000, compared to $131,525,000 for the twenty-six weeks ended March 27, 2011, a decrease of $7,567,000. Suspension assembly sales decreased $12,610,000 for the twenty-six weeks ended March 25, 2012, primarily as a result of an 11% decrease in suspension assembly unit shipments. The decrease in unit shipments was primarily a result of the flood-related capacity constraints at our customers’ Thailand facilities. Suspension assembly component sales increased $3,355,000 from the twenty-six weeks ended March 27, 2011, primarily as a result of the flood-related capacity constraints in the disk drive industry creating demand for our suspension assembly components. Our average selling price increased from $0.61 to $0.62 compared to the same period of 2011 due to a change in the mix of products sold with a higher average selling price due to the impact of the Thailand flooding and increased shipments of development product.  Net sales in our BioMeasurement Division for the twenty-six weeks ended March 25, 2012 were $791,000, compared to $1,260,000 for the twenty-six weeks ended March 27, 2011.

Gross profit for the twenty-six weeks ended March 25, 2012, was $4,949,000, compared to gross profit of $1,026,000 for the twenty-six weeks ended March 27, 2011, an increase of $3,923,000. Gross profit as a percent of net sales was four percent and one percent for the twenty-six weeks ended March 25, 2012, and March 27, 2011, respectively. The higher gross profit was primarily due to decreases in spending as a result of our 2011 consolidation and restructuring plan, partially offset by decreased net sales, as discussed above.

Selling, general and administrative expenses for the twenty-six weeks ended March 25, 2012, were $15,023,000, compared to $24,141,000 for the twenty-six weeks ended March 27, 2011, a decrease of $9,118,000. The decrease was primarily due to cost savings from our 2011 restructuring actions.

During the first quarter of 2012, severance and other expenses were reduced $711,000. We reversed $895,000 of previously accrued severance and benefits expenses partially offset by $184,000 of other expenses incurred related to our site consolidation plans. As a result of leveraging our U.S. assembly operations to offset the temporary loss of manufacturing capacity in Thailand, we retained approximately 120 employees in our Hutchinson, Minnesota manufacturing facility that we previously expected to terminate and whose anticipated severance and benefits were included in our 2011 severance and benefits expenses.

During the second quarter of 2011, we announced a manufacturing consolidation and restructuring plan that included eliminating approximately 800 positions from our current U.S. workforce. The workforce reductions resulted in charges for severance and other expenses of $6,725,000. Of the total severance charges, $576,000 was related to our BioMeasurement Division.

Debt refinancing costs for the twenty-six weeks ended March 25, 2012, were $3,500,000.  Because the terms of the 8.50% Secured Notes, issued March 30, 2012 and outstanding 3.25% Notes in the exchange were not substantially different, debt modification accounting was applied in accordance with FASB guidance. The debt refinancing costs associated with the debt transactions were expensed as incurred.

As a result of the flooding in Thailand, during the twenty-six weeks ended March 25, 2012, we recorded $8,833,000 of insurance recoveries, net of flood-related costs, which included $25,000,000 of flood insurance recoveries, partially offset by $16,167,000 of flood-related restoration and continued operating costs in Thailand, as discussed above.

Loss from operations for the twenty-six weeks ended March 25, 2012, included a $2,582,000 loss from operations in our BioMeasurement Division, compared to a $5,626,000 loss from BioMeasurement Division operations for the twenty-six weeks ended March 27, 2011. The BioMeasurement Division operating loss for the twenty-six weeks ended March 25, 2012 was reduced by our 2011 restructuring actions.

As a result of the 2011 tender/exchange offer, we retired an aggregate principal amount of $75,294,000 of the 3.25% Notes in February 2011. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $40,000,000 aggregate principal amount of the 8.50% Convertible Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. Because the terms of the 8.50% Convertible Notes and outstanding 3.25% Notes were not substantially different, debt modification accounting was applied in accordance with FASB guidance. The difference between the fair value and the carrying value of the liability component of the 3.25% Notes at the date of extinguishment was recorded as a $5,467,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,371,000 reduction to additional paid-in capital.

The gain on short- and long-term investments was $860,000 for the twenty-six weeks ended March 27, 2011. The gain was due to payments received by us under a settlement agreement. The auction rate securities previously held by us were subsequently sold by the settlement parties at a price that was higher than the price identified in the settlement agreement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations, our revolving credit and security agreement with PNC Bank, and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents decreased from $57,554,000 at September 25, 2011, to $54,927,000 at March 25, 2012. Our short-term investments decreased from $1,612,000 to $1,200,000 during the same period. In total, our cash and cash equivalents and short-term investments decreased by $3,039,000. The decrease was primarily due to $13,861,000 of capital expenditures, a $10,409,000 net repayment of borrowings from our credit line, $1,468,000 of cash used by operations and $1,419,000 of debt refinancing costs, partially offset by $25,000,000 of flood insurance proceeds.

In light of the significant decreases in our net sales over the past two completed fiscal years and current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations and additional financing, if needed and as available given current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, other debt service requirements, debt and equity repurchases and capital expenditures through our second quarter of 2013. As of March 25, 2012, we had outstanding $76,243,000 aggregate principal amount of our 3.25% Notes. Holders of our 3.25% Notes may require us to purchase all or a portion of their then outstanding 3.25% Notes for cash as early as January 15, 2013. As of March 25, 2012, we also had outstanding $85,170,000 aggregate principal amount of our 8.50% Convertible Notes. Holders of our 8.50% Convertible Notes may require us to purchase all or a portion of their then outstanding 8.50% Convertible Notes for cash as early as January 15, 2015.

Subsequent to the end of our second quarter 2012, we refinanced a portion of our debt, as discussed below, by reducing the principal amount of our outstanding debt with a first put date in 2013 from $76,243,000 to $11,886,000. The refinancing improves our financial position by extending the maturities on a portion of our debt and reducing our overall debt balance from $161,413,000 to $149,324,000 while maintaining our cash levels. We may from time to time seek to prepay or retire our outstanding debt through cash purchases in open market or privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be certain that we will be able to raise additional financing on terms acceptable to us, including covenants that we will be able to comply with in the short term, or at all, if needed. If we are unable to obtain new financing, if and when necessary, our future financial results and liquidity could be materially adversely affected.

At a special meeting held June 17, 2011, our shareholders approved the issuance of up to $40,000,000 aggregate principal amount of additional 8.50% Convertible Notes (and the issuance of our common stock upon conversion thereof) for cash in one or more future private placements or registered offerings. Accordingly, we may, but are not obligated to, issue a limited amount of additional 8.50% Convertible Notes without further shareholder approval.

On September 16, 2011, we entered into a revolving credit and security agreement with PNC Bank. The credit agreement provides us with a revolving credit facility in a principal amount of up to $35,000,000, subject to a borrowing base. The credit facility is secured by substantially all of the personal property of Hutchinson Technology Incorporated. The maturity date of the credit facility is October 1, 2014 if, by October 1, 2012, the aggregate outstanding principal amount of the 3.25% Notes is reduced to $50,000,000 or less and we have at least $50,000,000 of liquidity remaining; otherwise the maturity date is October 1, 2012. Because the completion of the 3.25% Tender/Exchange Offer subsequent to the end of our second quarter 2012 reduced the aggregate outstanding principal amount of the 3.25% Notes to $11,886,000, we expect the maturity date of the credit facility will be extended to October 1, 2014. The credit agreement contains customary representations, warranties, covenants and events of default, including, but not limited to limitations on the payment of dividends and repurchases of stock, financial covenants requiring a minimum fixed charge coverage ratio, EBITDA and minimum liquidity. We maintain an account at PNC Bank with a minimum balance of $15,000,000, as required under the credit agreement. As of March 25, 2012, we were in compliance with the covenants of our credit facility. If we are unable to generate sufficient operating results in future quarters, we may be out of compliance with financial covenants in the credit agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period. During the twenty-six weeks ended March 25, 2012, the maximum amount drawn on our credit facility was $10,409,000, which was fully repaid in October 2011. We did not borrow any amounts from the credit facility for the remainder of our first half of 2012.

The suspension of production at our Thailand facility during October 2011 triggered an event of default provision related to business interruptions under our credit agreement with PNC Bank, and we obtained a waiver of the event of default. As of March 25, 2012, we had no borrowings drawn under the credit agreement and the event of default did not trigger any cross-default provisions in our other financing arrangements.

On March 28, 2012, we entered into an amended consent and amendment to our credit agreement with PNC Bank. Under the amended consent and amendment, PNC Bank consented to our use of the proceeds from the private placement of 8.50% Secured Notes to purchase a portion of our outstanding 8.50% Convertible Notes as discussed below.

On March 30, 2012, subsequent to the end of our second quarter 2012, we issued $78,931,000 aggregate principal amount of 8.50% Secured Notes. Of that total amount, $38,931,000 aggregate principal amount of 8.50% Secured Notes was issued pursuant an effective registration statement relating to the 3.25% Tender/Exchange Offer. The remaining $40,000,000 aggregate principal amount of 8.50% Secured Notes was issued in a private placement that also involved the issuance of warrants to purchase 3,869,000 shares of our common stock.  The warrants are exercisable on a cashless basis for $.01 per share for ten years after their issuance. The total purchase price for the 8.50% Secured Notes and warrants issued in the private placement was $39,400,000.

The 8.50% Secured Notes bear interest at a rate of 8.50% per annum, payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2012 and are set to mature on January 15, 2017 unless redeemed or repurchased in accordance with their terms. The 8.50% Secured Notes are secured by liens on all assets securing our existing or future senior secured credit facilities (other than certain excluded assets), which liens rank junior in priority to any liens securing our senior secured credit facilities and other permitted priority liens.

We may redeem all or part of the 8.50% Secured Notes at any time by paying 100% of the principal amount redeemed, plus a make-whole premium as of, and accrued and unpaid interest on the principal amount redeemed to, the date of redemption (subject to the rights of holders of the 8.50% Secured Notes on the relevant record date to receive interest due on the relevant interest payment date as and to the extent provided in the indenture).

Holders of the warrants are entitled to participate pro rata in any dividends or other distributions (whether in cash, securities or other assets) paid, or rights offered, to holders of our common stock on an as-exercised basis. The warrants are also eligible for adjustment as necessary to protect from the dilutive effects of recapitalizations, reclassifications, stock splits and similar transactions.

On March 30, 2012, we completed the 3.25% Tender/Exchange Offer and, in accordance with its terms, made cash payments totaling $16,877,700, plus accrued and unpaid interest, for the purchase of $21,097,125 aggregate principal amount of outstanding 3.25% Notes that were tendered and accepted for purchase. The consideration paid for outstanding 3.25% Notes tendered for purchase was funded by the proceeds of the 8.50% Secured Notes sold by us in the private placement.

In accordance with the terms of the 3.25% Tender/Exchange Offer, we also issued $38,931,000 aggregate principal amount of 8.50% Secured Notes, plus cash payments in lieu of issuing partial 8.50% Secured Notes and for accrued and unpaid interest, in exchange for $43,260,000 aggregate principal amount of outstanding 3.25% Notes tendered and accepted for exchange. A total of $11,886,000 aggregate principal amount of 3.25% Notes remained outstanding after completion of the 3.25% Tender/Exchange Offer.

On April 12, 2012, we completed an offer to purchase for cash $26,666,000 aggregate principal amount of our outstanding 8.50% Convertible Notes. After funding the purchase of outstanding 3.25% Notes pursuant to the 3.25% Tender/Exchange Offer, we applied $19,999,500 of residual proceeds from the private placement of 8.50% Secured Notes to fund the purchase of outstanding 8.50% Convertible Notes.

Our credit agreement with PNC Bank and the indenture governing the 8.50% Secured Notes each contain certain covenants that, among other things, limit our and our restricted subsidiaries’ ability to incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; enter into operating leases; merge, consolidate or sell substantially all of our assets; make capital expenditures; change the nature of our business; and expand the assets or free cash flow of certain subsidiaries.

Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $13,861,000 for the twenty-six weeks ended March 25, 2012. We anticipate capital expenditures will be approximately $35,000,000 in 2012 for TSA+ flexure production capacity and tooling and manufacturing equipment for new process technology and capability improvements, such as for DSA suspension assemblies, including approximately $6,000,000 of costs related to restoring operations in Thailand. As the transition to TSA+ suspensions takes place over the next two to three years, and as demand increases for our DSA suspension assemblies, our capital expenditures could increase as we add capacity as needed. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents and short-term investments or additional financing, if available given current credit market conditions and our operating performance.

We have reduced the cost structure of our BioMeasurement Division, although we will continue to market and sell our InSpectra StO2 products and will have continued operating losses until our products are more widely accepted in the marketplace. For the twenty-six weeks ended March 25, 2012, our BioMeasurement Division incurred an operating loss of $2,582,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for us for our fiscal year 2013. We elected early adoption of this guidance for our first quarter of 2012. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued authoritative guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). We adopted this guidance beginning with our second quarter of 2012. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

As of March 25, 2012, we had fixed rate debt of $161,413,000. At March 25, 2012, our fixed rate debt had a fair market value of approximately $122,702,000.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

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

The indenture governing the 8.50% Secured Notes and the agreement governing our credit agreement with PNC Bank may prevent us from capitalizing on business opportunities.

The indenture governing the 8.50% Secured Notes and our credit agreement with PNC Bank impose significant operating and financial restrictions on us. As a result of these covenants and restrictions, we will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, our credit agreement with PNC Bank requires us to meet certain financial ratios and financial conditions tests. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to meet the financial ratios and financial condition tests described above or to comply with the restrictive covenants described above, as well as the terms of any future indebtedness we may incur from time to time, could result in an event of default, which, if not cured or waived, could require that we repay any borrowings before their due date. If we are forced to refinance any borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.

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
4.1
Second Amendment to Rights Agreement, dated February 24, 2012, between HTI and Wells Fargo Bank, N.A., as Rights Agent (incorporated herein by reference to Exhibit 3 to HTI’s Registration Statement on Form 8-A/A filed 2/24/2012; File No. 001-34838).

4.2
Third Amendment to Rights Agreement, dated March 27, 2012, between HTI and Wells Fargo Bank, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4 to HTI’s Registration Statement on Form 8-A/A filed 3/27/2012; File No. 001-34838).

4.3
Intercreditor Agreement, dated March 30, 2012, by and between PNC Bank, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to HTI’s Current Report on Form 8-K filed 4/2/2012; File No. 001-34838).

4.4
Registration Rights Agreement, dated March 28, 2012, by and among HTI and the Buyers named therein (incorporated by reference to Exhibit 4.3 to HTI’s Current Report on Form 8-K filed 4/2/2012; File No. 001-34838).

4.5
8.50% Senior Secured Second Lien Note Indenture, dated March 30, 2012, between HTI and Wells Fargo Bank, National Association, as Trustee (including form of 8.50% Senior Secured Second Lien Note due 2017) (incorporated by reference to Exhibit 4.1 to HTI’s Current Report on Form 8-K filed 4/2/2012; File No. 001-34838).

10.1
Securities Purchase Agreement, dated March 28, 2012, by and among HTI and the Buyers named therein (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 4/2/2012; File No. 001-34838).

10.2
Amendment to Consent and Amendment No. 1 to Revolving Credit and Security Agreement, dated March 28, 2012, between HTI and PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 4/2/2012; File No. 001-34838).

10.3
Amended and Restated Support Agreement, dated March 9, 2012, between HTI and Liberty Harbor Distressed Credit Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.3 to HTI’s Amendment No. 2 to its Registration Statement on Form S-1 filed 3/12/2012; File No. 333-179384).

10.4
Amended and Restated Support Agreement, dated March 9, 2012, between HTI and Goldman Sachs Convertible Opportunities Master Fund, L.P. (incorporated by reference to Exhibit 10.4 to HTI’s Amendment No. 2 to its Registration Statement on Form S-1 filed 3/12/2012; File No. 333-179384).

10.5
Amended and Restated Support Agreement, dated March 9, 2012, between HTI and Liberty Harbor Master Fund I, L.P. (incorporated by reference to Exhibit 10.5 to HTI’s Amendment No. 2 to its Registration Statement on Form S-1 filed 3/12/2012; File No. 333-179384).

10.6
Amended and Restated Support Agreement, dated March 9, 2012, between HTI and Goldman Sachs Palmetto State Credit Fund, L.P. (incorporated by reference to Exhibit 10.6 to HTI’s Amendment No. 2 to its Registration Statement on Form S-1 filed 3/12/2012; File No. 333-179384).

10.7
Amended and Restated Support Agreement, dated March 9, 2012, between HTI and Goldman Sachs TC Master Partnership, L.P. (incorporated by reference to Exhibit 10.7 to HTI’s Amendment No. 2 to its Registration Statement on Form S-1 filed 3/12/2012; File No. 333-179384).

10.8
Support Agreement, dated January 12, 2012, between HTI and Nakota Management LP (incorporated by reference to Exhibit 10.8 to HTI’s Amendment No. 2 to its Registration Statement on Form S-1 filed 3/12/2012; File No. 333-179384).

10.9
Support Agreement, dated January 12, 2012, between HTI and Silver Lake Credit Fund, L.P. (Tender) (incorporated by reference to Exhibit 10.9 to HTI’s Amendment No. 2 to its Registration Statement on Form S-1 filed 3/12/2012; File No. 333-179384).

10.10
Amended and Restated Support Agreement, dated March 9, 2012, between HTI and Silver Lake Credit Fund, L.P. (Exchange and Fund) (incorporated by reference to Exhibit 10.10 to HTI’s Amendment No. 2 to its Registration Statement on Form S-1 filed 3/12/2012; File No. 333-179384).

10.11
Support Agreement, dated January 12, 2012, between HTI and Palisade Capital Management, L.L.C. (incorporated by reference to Exhibit 10.11 to HTI’s Amendment No. 2 to its Registration Statement on Form S-1 filed 3/12/2012; File No. 333-179384).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED

Date:	May 3, 2012	By	/s/ Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date:	May 3, 2012	By	/s/ David P. Radloff
David P. Radloff
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/2002; File No. 0-14709).	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 3, 2008 (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 12/9/2008; File No. 0-14709).	Incorporated by Reference
4.1
Second Amendment to Rights Agreement, dated February 24, 2012, between HTI and Wells Fargo Bank, N.A., as Rights Agent (incorporated herein by reference to Exhibit 3 to HTI’s Registration Statement on Form 8-A/A filed 2/24/2012; File No. 001-34838).
Incorporated by Reference
4.2
Third Amendment to Rights Agreement, dated March 27, 2012, between HTI and Wells Fargo Bank, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4 to HTI’s Registration Statement on Form 8-A/A filed 3/27/2012; File No. 001-34838).
Incorporated by Reference
4.3
Intercreditor Agreement, dated March 30, 2012, by and between PNC Bank, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to HTI’s Current Report on Form 8-K filed 4/2/2012; File No. 001-34838).
Incorporated by Reference
4.4
Registration Rights Agreement, dated March 28, 2012, by and among HTI and the Buyers named therein (incorporated by reference to Exhibit 4.3 to HTI’s Current Report on Form 8-K filed 4/2/2012; File No. 001-34838).
Incorporated by Reference
4.5
8.50% Senior Secured Second Lien Note Indenture, dated March 30, 2012, between HTI and Wells Fargo Bank, National Association, as Trustee (including form of 8.50% Senior Secured Second Lien Note due 2017) (incorporated by reference to Exhibit 4.1 to HTI’s Current Report on Form 8-K filed 4/2/2012; File No. 001-34838).
Incorporated by Reference
10.1
Securities Purchase Agreement, dated March 28, 2012, by and among HTI and the Buyers named therein (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 4/2/2012; File No. 001-34838).
Incorporated by Reference
10.2
Amendment to Consent and Amendment No. 1 to Revolving Credit and Security Agreement, dated March 28, 2012, between HTI and PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 4/2/2012; File No. 001-34838).
Incorporated by Reference
10.3
Amended and Restated Support Agreement, dated March 9, 2012, between HTI and Liberty Harbor Distressed Credit Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.3 to HTI’s Amendment No. 2 to its Registration Statement on Form S-1 filed 3/12/2012; File No. 333-179384).
Incorporated by Reference
10.4
Amended and Restated Support Agreement, dated March 9, 2012, between HTI and Goldman Sachs Convertible Opportunities Master Fund, L.P. (incorporated by reference to Exhibit 10.4 to HTI’s Amendment No. 2 to its Registration Statement on Form S-1 filed 3/12/2012; File No. 333-179384).
Incorporated by Reference
10.5
Amended and Restated Support Agreement, dated March 9, 2012, between HTI and Liberty Harbor Master Fund I, L.P. (incorporated by reference to Exhibit 10.5 to HTI’s Amendment No. 2 to its Registration Statement on Form S-1 filed 3/12/2012; File No. 333-179384).
Incorporated by Reference
10.6
Amended and Restated Support Agreement, dated March 9, 2012, between HTI and Goldman Sachs Palmetto State Credit Fund, L.P. (incorporated by reference to Exhibit 10.6 to HTI’s Amendment No. 2 to its Registration Statement on Form S-1 filed 3/12/2012; File No. 333-179384).
Incorporated by Reference

10.7
Amended and Restated Support Agreement, dated March 9, 2012, between HTI and Goldman Sachs TC Master Partnership, L.P. (incorporated by reference to Exhibit 10.7 to HTI’s Amendment No. 2 to its Registration Statement on Form S-1 filed 3/12/2012; File No. 333-179384).
Incorporated by Reference
10.8
Support Agreement, dated January 12, 2012, between HTI and Nakota Management LP (incorporated by reference to Exhibit 10.8 to HTI’s Amendment No. 2 to its Registration Statement on Form S-1 filed 3/12/2012; File No. 333-179384).
Incorporated by Reference
10.9
Support Agreement, dated January 12, 2012, between HTI and Silver Lake Credit Fund, L.P. (Tender) (incorporated by reference to Exhibit 10.9 to HTI’s Amendment No. 2 to its Registration Statement on Form S-1 filed 3/12/2012; File No. 333-179384).
Incorporated by Reference
10.10
Amended and Restated Support Agreement, dated March 9, 2012, between HTI and Silver Lake Credit Fund, L.P. (Exchange and Fund) (incorporated by reference to Exhibit 10.10 to HTI’s Amendment No. 2 to its Registration Statement on Form S-1 filed 3/12/2012; File No. 333-179384).
Incorporated by Reference
10.11
Support Agreement, dated January 12, 2012, between HTI and Palisade Capital Management, L.L.C. (incorporated by reference to Exhibit 10.11 to HTI’s Amendment No. 2 to its Registration Statement on Form S-1 filed 3/12/2012; File No. 333-179384).
Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically