Form 10-Q
period 2012-06-24
HUTCHINSON TECHNOLOGY INC
filed 2012-08-01
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 24, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-34838

Hutchinson Technology Incorporated
(Exact name of registrant as specified in its charter)

Minnesota	41-0901840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West Highland Park Drive N.E. Hutchinson, Minnesota	55350
(Address of principal executive offices)	(Zip Code)

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

As of July 30, 2012, the registrant had 23,868,499 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	June 24, 2012	September 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$60,458	$57,554
Short-term investments – restricted (Note 4)	1,200	1,612
Trade receivables, net	23,544	44,998
Other receivables	7,146	7,064
Inventories	45,127	55,018
Other current assets (Note 2)	3,288	4,312
Total current assets	140,763	170,558

Property, plant and equipment, net	208,413	223,134
Other assets	5,344	7,313
Total assets	$354,520	$401,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of discount (Note 7)	$11,548	$10,681
Accounts payable	16,104	18,373
Accrued expenses	7,806	7,759
Accrued compensation	11,449	12,431
Total current liabilities	46,907	49,244

Long-term debt, net of discount (Note 7)	124,419	144,159
Other long-term liabilities	1,275	1,280
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,868,000 and 23,387,000 issued and outstanding	239	234
Additional paid-in capital	429,959	419,984
Accumulated other comprehensive (loss) income	(282)	190
Accumulated loss	(247,997)	(214,086)
Total shareholders’ equity	181,919	206,322
Total liabilities and shareholders’ equity	$354,520	$401,005

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011

Net sales	$61,005	$72,180	$184,963	$203,705
Cost of sales	62,192	67,990	181,201	198,490
Gross (loss) profit	(1,187)	4,190	3,762	5,215

Research and development expenses	4,159	3,522	12,386	11,485
Selling, general and administrative expenses	6,509	8,772	21,532	32,913
Severance and other expenses (Note 9)	–	(332)	(711)	6,393
Debt refinancing costs (Note 7)	426	–	3,926	–
Flood-related costs, (net of insurance recoveries) (Note 11)	3,647	–	(5,186)	–
Loss from operations	(15,928)	(7,772)	(28,185)	(45,576)

Other (expense) income, net	(453)	263	373	1,657
Gain on extinguishment of long-term debt	5,897	–	5,897	5,467
Interest income	28	17	92	114
Interest expense	(3,970)	(3,562)	(12,535)	(11,011)
Gain on short- and long-term investments	537	118	567	978
Loss before income taxes	$(13,889)	$(10,936)	$(33,791)	$(48,371)
Provision for income taxes	1	4	120	1
Net loss	$(13,890)	$(10,940)	$(33,911)	$(48,372)
Basic loss per share	$(0.59)	$(0.47)	$(1.45)	$(2.07)
Diluted loss per share	$(0.59)	$(0.47)	$(1.45)	$(2.07)

Weighted-average common shares outstanding	23,575	23,379	23,460	23,375
Weighted-average diluted shares outstanding	23,575	23,379	23,460	23,375

See accompanying notes to condensed consolidated financial statements – unaudited.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
(In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011

Net loss	$(13,890)	$(10,940)	$(33,911)	$(48,372)
Other comprehensive loss
Loss on available-for-sale securities, net of income taxes of $0	–	(23)	–	(209)
Foreign currency translation, net of income taxes of $0	(297)	(390)	(472)	(294)
Other comprehensive loss	(297)	(413)	(472)	(503)
Comprehensive loss	$(14,187)	$(11,353)	$(34,383)	$(48,875)

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(In thousands)

	Thirty-Nine Weeks Ended
	June 24, 2012	June 26, 2011
OPERATING ACTIVITIES:
Net loss	$(33,911)	$(48,372)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	29,378	37,658
Stock-based compensation	1,492	1,946
Gain on short- and long-term investments	(567)	(978)
Loss on disposal of assets	388	788
Asset impairment charge (Notes 10 and 11)	8,451	–
Non-cash interest expense	4,485	5,891
Gain on extinguishment of long-term debt (Note 7)	(5,897)	(5,467)
Severance and other expenses (Note 9)	(1,741)	2,420
Changes in operating assets and liabilities	33,531	(1,811)
Cash provided by (used for) operating activities	35,609	(7,925)

INVESTING ACTIVITIES:
Capital expenditures	(21,595)	(9,542)
Change in restricted cash	(16)	–
Purchases of marketable securities	(2,813)	(12,412)
Sales/maturities of marketable securities	3,791	60,468
Cash (used for) provided by investing activities	(20,633)	38,514

FINANCING ACTIVITIES:
Repayments of revolving credit line	(225,745)	–
Proceeds from revolving credit line	215,336	–
Repayments of debt (Note 7)	(37,137)	(31,194)
Proceeds from private placement of debt (Note 7)	39,400	–
Debt refinancing costs (Note 7)	(3,926)	(1,721)
Cash used for financing activities	(12,072)	(32,915)

Net increase (decrease) in cash and cash equivalents	2,904	(2,326)

Cash and cash equivalents at beginning of period	57,554	55,639

Cash and cash equivalents at end of period	$60,458	$53,313

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$6,114	$2,947
Income taxes paid	$6	$326

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

As of June 24, 2012 and September 25, 2011, we had $2,636,000 and $2,620,000 of cash and cash equivalents that were restricted in use, respectively, which are classified in other current assets. These amounts covered outstanding letters of credit and cash received and temporarily held in our PNC revolving line of credit collections account.

(3)  FAIR VALUE MEASUREMENTS

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at June 24, 2012
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

A summary of our investments as of June 24, 2012, is as follows:

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

As of June 24, 2012, our short-term investments mature within one year.

As of June 24, 2012, and September 25, 2011, we had $1,200,000 and $1,612,000, respectively, of short-term investments that were restricted in use. The decrease is due to a reduction in the amount required by the state to be held for our self-insured workers compensation programs.

(5)  TRADE RECEIVABLES

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $23,544,000 at June 24, 2012, and $44,998,000 at September 25, 2011, are net of allowances of $390,000 and $185,000, respectively. As of June 24, 2012, allowances of $390,000 consisted of a $39,000 allowance for doubtful accounts and a $351,000 allowance for sales returns. As of September 25, 2011, allowances of $185,000 consisted of a $23,000 allowance for doubtful accounts and a $162,000 allowance for sales returns. The reduction of the amounts in trade receivables at June 24, 2012 compared to September 25, 2011 was due to lower sales and an improvement in customer payment terms which reduced our days sales outstanding.

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

September 25, 2011	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	June 24, 2012
$162	$265	$(76)	$351

(6)  INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at June 24, 2012, and September 25, 2011:

	June 24, 2012	September 25, 2011

Raw materials	$13,936	$21,566
Work in process	12,904	14,656
Finished goods	18,287	18,796
	$45,127	$55,018

(7)  SHORT- AND LONG-TERM DEBT

Short- and long-term debt consisted of the following at June 24, 2012, and September 25, 2011:

	June 24, 2012	September 25, 2011
3.25% Notes	$11,886	$76,243
3.25% Notes debt discount	(355)	(5,156)
8.50% Convertible Notes	58,504	85,170
8.50% Convertible Notes debt discount	(6,759)	(12,098)
8.50% Secured Notes	78,931	–
8.50% Secured Notes debt discount	(6,257)	–
PNC Bank credit line	–	10,409
Capital lease obligations	17	272
Total debt	135,967	154,840
Less: Current maturities	(11,548)	(10,681)
	$124,419	$144,159

As of June 24, 2012, we had fixed rate debt of $149,321,000, which had a fair market value of approximately $131,966,000. We used trading activity to determine the fair market value of the 3.25% Convertible Subordinated Notes due 2026 (“3.25% Notes”) and 8.50% Convertible Senior Notes due 2026 (“8.50% Convertible Notes”).  The 8.50% Senior Secured Second Lien Notes due 2017 (“8.50% Secured Notes”) have not had significant trading activity, therefore par value was used.

3.25% Notes

In January 2006, we issued pursuant to an indenture $225,000,000 aggregate principal amount of 3.25% Notes. Interest on the 3.25% Notes is payable on January 15 and July 15 of each year, which began on July 15, 2006. Issuance costs of $6,029,000 were capitalized and are being amortized over seven years, except to the extent the underlying notes have been retired, in consideration of the holders’ ability to require us to repurchase all or a portion of the 3.25% Notes on January 15, 2013, as described below.

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

The adoption of this guidance required us to allocate the original $225,000,000 proceeds received from the issuance of our 3.25% Notes between the applicable debt and equity components. Accordingly, we allocated $160,584,000 of the proceeds to the debt component of our 3.25% Notes and $40,859,000, net of deferred taxes of $23,557,000, to the equity conversion feature. Subsequent to the original issuance date of the 3.25% Notes, a full valuation allowance was recorded against our deferred tax assets (see Note 12 for a discussion of income taxes). The debt component allocation was based on the estimated fair value of similar debt instruments without a conversion feature as determined by using a discount rate of 8.75%, which represents our estimated borrowing rate for such debt as of the date of our 3.25% Notes issuance. The difference between the cash proceeds associated with our 3.25% Notes and the debt component was recorded as a debt discount with a corresponding offset to additional paid-in capital, net of applicable deferred taxes, representing the equity conversion feature. The debt discount that we recorded is being amortized over seven years (except to the extent the underlying 3.25% Notes have been retired), which is the expected term of our 3.25% Notes (January 19, 2006 through January 15, 2013), using the effective interest method resulting in additional non-cash interest expense. As of June 24, 2012, the remaining period over which the debt discount will be amortized for outstanding 3.25% Notes is approximately 6 months.

The carrying amounts of our 3.25% Notes included in our condensed consolidated balance sheets were as follows:

	June 24, 2012	September 25, 2011
Principal balance	$11,886	$76,243
Debt discount	(355)	(5,156)
Convertible subordinated notes, net	$11,531	$71,087

We have recorded the following interest expense related to our 3.25% Notes in the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011

Coupon rate of interest (cash interest)	$125	$981	$1,363	$3,896
Debt discount amortization (non-cash interest)	197	1,431	2,103	5,534
Total interest expense for the 3.25% Notes	$323	$2,412	$3,466	$9,430

A total of $11,886,000 aggregate principal amount of the 3.25% Notes remained outstanding after completion of the 2009 repurchase, the February 2011 tender/exchange, the July 2011 exchange and the 2012 tender/exchange, as discussed below.

8.50% Convertible Notes

In February 2011, we issued as part of a tender/exchange, $40,000,000 aggregate principal amount of 8.50% Convertible Notes pursuant to an indenture dated as of February 11, 2011. The 8.50% Convertible Notes are senior in right of payment to any of our existing and future subordinated indebtedness, including the 3.25% Notes that remain outstanding. Interest is payable on the 8.50% Convertible Notes on January 15 and July 15 of each year, beginning July 15, 2011. The 8.50% Convertible Notes mature on January 15, 2026. Each $1,000 principal amount of the 8.50% Convertible Notes is convertible into 116.2790 shares of our common stock (which is equal to an initial conversion price of approximately $8.60 per share), subject to adjustment.

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

As a result of the February 2011 tender/exchange, we retired an aggregate principal amount of $75,294,000 of the 3.25% Notes in February 2011. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued the $40,000,000 aggregate principal amount of the 8.50% Convertible Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. We determined that the debt instruments in the tender/exchange had substantially different terms and therefore applied debt extinguishment accounting.  The difference between the fair value and the carrying value of the liability component of the 3.25% Notes at the date of extinguishment was recorded as a $5,467,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,371,000 reduction to additional paid-in capital.

In July 2011, we completed an exchange for an additional portion of our outstanding 3.25% Notes. In connection with the July 2011 exchange, we issued $45,170,000 aggregate principal amount of the 8.50% Convertible Notes and made aggregate cash payments of $3,091,000 in exchange for $45,963,000 aggregate principal amount of the 3.25% Notes. We determined that the debt instruments in the exchange had substantially different terms and therefore applied debt extinguishment accounting. The difference between the fair value and the carrying value of the liability component of the 3.25% Notes at the date of extinguishment was recorded as a $2,915,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $606,000 reduction to additional paid-in capital.

On April 12, 2012, after funding the purchase of the 3.25% Notes through the 3.25% Tender/Exchange Offer as discussed below, we completed an offer to purchase for cash $26,666,000 aggregate principal amount of our outstanding 8.50% Convertible Notes, whereby we applied $19,999,500 of residual proceeds from a private placement of 8.50% Secured Notes to fund the purchase of outstanding 8.50% Convertible Notes. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of  $2,629,000 for the thirteen weeks ended June 24, 2012.

8.50% Secured Notes

On March 30, 2012, we issued $78,931,000 aggregate principal amount of 8.50% Secured Notes. Of that total amount, $38,931,000 aggregate principal amount of 8.50% Secured Notes was issued pursuant to an effective registration statement relating to an offer to purchase for cash or exchange for new securities any and all of our outstanding 3.25% Notes (the “3.25% Tender/Exchange Offer”).  The remaining $40,000,000 aggregate principal amount of 8.50% Secured Notes was issued in a private placement that included the issuance of warrants to purchase 3,869,000 shares of our common stock.  The warrants are exercisable on a cashless basis for $.01 per share for ten years after their issuance.  The total purchase price for the 8.50% Secured Notes and warrants issued in the private placement was $39,400,000. The fair value of the warrants was recorded in Additional Paid-in Capital (“APIC”) in the amount of $8,489,000.

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

3.25% Tender/Exchange Offer

On March 30, 2012, we completed the 3.25% Tender/Exchange Offer and, in accordance with its terms, made cash payments totaling $16,877,700, plus accrued and unpaid interest, for the purchase of $21,097,125 aggregate principal amount of outstanding 3.25% Notes that were tendered and accepted for purchase. A total of $11,886,000 aggregate principal amount of 3.25% Notes, included in “Current maturities of long-term debt” on our condensed consolidated balance sheets, remained outstanding after completion of the 3.25% Tender/Exchange Offer.  Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $3,268,000 for the thirteen weeks ended June 24, 2012. The consideration paid for outstanding 3.25% Notes tendered for purchase was funded by the proceeds from the 8.50% Secured Notes sold by us in the private placement.

In accordance with the terms of the 3.25% Tender/Exchange Offer, we also issued $38,931,000 aggregate principal amount of 8.50% Secured Notes, and made cash payments in lieu of issuing partial 8.50% Secured Notes and for accrued and unpaid interest, in exchange for $43,260,000 aggregate principal amount of outstanding 3.25% Notes tendered and accepted for exchange.  Because the terms of the 8.50% Secured Notes and outstanding 3.25% Notes were not substantially different, debt modification accounting was applied in accordance with FASB guidance. As a result, no gain or loss was recorded on the debt exchange. The difference between the book value of the outstanding 3.25% Notes and the par value of the 8.50% Secured Notes that were issued in exchange and the portion of the remaining debt discount on the outstanding 3.25% Notes will be accreted over the term of the 8.50% Secured Notes. The portion of previously incurred debt refinancing costs will also be amortized over the term of the 8.50% Secured Notes.

Debt refinancing costs for the thirty-nine weeks ended June 24, 2012, were $3,926,000. Because the terms of the 8.50% Secured Notes and outstanding 3.25% Notes in the exchange were not substantially different, debt modification accounting was applied in accordance with FASB guidance. The debt refinancing costs associated with the debt transactions were expensed as incurred.

PNC Bank Revolving Credit Facility

In September 2011, we entered into a revolving credit and security agreement with PNC Bank. The credit agreement provides us with a revolving credit facility in a principal amount of up to $35,000,000, subject to a borrowing base. The credit facility is secured by substantially all of the personal property of Hutchinson Technology Incorporated. The maturity date of the credit facility is October 1, 2014 if, by October 1, 2012, the aggregate outstanding principal amount of the 3.25% Notes is reduced to $50,000,000 or less and we have at least $50,000,000 of liquidity remaining; otherwise the maturity date is October 1, 2012. Because the completion of the 3.25% Tender/Exchange Offer reduced the aggregate outstanding principal amount of the 3.25% Notes to $11,886,000, we expect the maturity date of the credit facility will be extended to October 1, 2014. The credit agreement contains customary representations, warranties, covenants and events of default, including, but not limited to, limitations on the payment of dividends and repurchases of stock, financial covenants requiring a minimum fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) and minimum liquidity. We maintain an account at PNC Bank with a minimum balance of $15,000,000, as required under the credit agreement.

As of June 24, 2012 we had no borrowings under the revolving credit facility. Prior to March 25, 2012, amounts borrowed under the credit facility were subject to cash interest, at our election, at a rate equal to either (i) PNC Bank’s alternate base rate (as defined in the credit agreement) plus 2.0% per annum, or (ii) LIBOR plus 4.5% per annum. After March 25, 2012, such loans, if any, are eligible to bear cash interest at a reduced rate equal to either (i) PNC Bank’s alternate base rate plus 1.0% per annum or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement.

The suspension of production in our Thailand facility in October 2011 triggered an event of default provision related to business interruptions under the credit agreement with PNC Bank, and we obtained a waiver of the event of default. The event of default did not trigger any cross-default provisions in our other financing arrangements.

Subsequent to our third quarter of 2012, on July 23, 2012, we entered into an amendment to our revolving credit and security agreement with PNC Bank, National Association, as agent and a lender. The amendment modified certain of the financial covenants under the existing agreement, (i) to eliminate the fixed charge coverage ratio requirement for our fiscal quarters ended June 24, 2012 and ending September 30, 2012 and provide for aggregating the applicable measurement periods starting with our fiscal quarter ending December 30, 2012 and (ii) to implement an additional EBITDA requirement for our fiscal year ending September 30, 2012. With this amendment in place, we were in compliance with the terms, provisions and financial covenants of our revolving credit and security agreement as of June 24, 2012.

Capital Leases

We lease some manufacturing equipment, and some of our leases have been treated as a capital lease for accounting purposes. The present value of the minimum quarterly payments under these capital leases resulted in an initial $686,000 of related leased assets. The outstanding lease obligations as of June 24, 2012 were $17,000.

 (8)  OTHER COMPREHENSIVE INCOME

Accumulated OCI, net of income taxes (see Note 12 for a discussion of income taxes), was as follows:

	June 24, 2012	September 25, 2011
Foreign currency translation	$(282)	$190

Our Thailand operation uses their local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated OCI. Foreign currency translation, net of income taxes (see Note 12 for a discussion of income taxes), for the thirteen and thirty-nine weeks ended June 24, 2012, was a $296,000 loss and a $472,000 loss, respectively, compared to losses of $279,000 and $25,000 for the thirteen and thirty-nine weeks ended June 26, 2011, respectively.

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other income, net” in our consolidated statements of operations. We recognized a foreign currency loss of $1,090,000 and $439,000 for the thirteen and thirty-nine weeks ended June 24, 2012, respectively, primarily related to purchases and advances denominated in U.S. dollars made by our Thailand operation.

(9)  SEVERANCE AND OTHER EXPENSES

A summary of our severance and benefits and other expenses as of June 24, 2012, is as follows:

	Severance and Benefits	Other Expenses	Total
Accrual balances, September 26, 2010	$1,150	$–	$1,150
Cash payments	(860)	–	(860)
Accrual balances, December 26, 2010	$290	$–	$290
Restructuring charges	6,725	–	6,725
Cash payments	(368)	–	(368)
Accrual balances, March 27, 2011	$6,647	$–	$6,647
Restructuring charges	(628)	296	(332)
Cash payments	(3,598)	(296)	(3,894)
Accrual balances, June 26, 2011	$2,421	$–	$2,421
Restructuring charges	(150)	505	355
Cash payments	(530)	(505)	(1,035)
Accrual balances, September 25, 2011	$1,741	$–	$1,741
Restructuring charges	(895)	184	(711)
Cash payments	(729)	(184)	(913)
Accrual balances, December 25, 2011	$117	$–	$117
Cash payments	(117)	–	(117)
Accrual balances, March 25, 2012 and June 24, 2012	$–	$–	$–

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

During the third quarter of 2011, we reduced our estimated severance and benefits liability by $628,000.  This reduction was primarily due to employees that were offered another position within our company or employees leaving our company voluntarily before receiving their severance payment.

As part of the consolidation and restructuring plan, a total of $985,000 of other expenses were recorded in 2011 and 2012, primarily internal labor, contractors and freight, related to consolidation of the Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin.

(10)  ASSET IMPAIRMENT

When indicators of impairment exist and assets are held for use, we estimate future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or based on appraisals. Factors affecting impairment of assets held for use include the ability of the specific assets to generate positive cash flows. Changes in any of these factors or changes in our forecast model estimates could necessitate impairment recognition in future periods for other assets held for use.

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

While our impairment analysis of the long-lived assets during the second quarter of 2011 did not result in impairment charges, it was determined that certain long-lived assets previously used by our Hutchinson, Minnesota components operations would be redundant upon completion of the consolidation and restructuring actions. Before the consolidation and restructuring actions, the redundant long-lived assets had remaining useful lives ranging from approximately one to twelve years. At the time the consolidation and restructuring plan was announced, we estimated that the plan would be complete in nine months. In accordance with FASB guidance, the remaining useful lives of these redundant long-lived assets were shortened to approximately nine months based on the anticipated time to completion of the consolidation and restructuring actions. This resulted in accelerated depreciation of $3,150,000 included within cost of sales.  Of the total, $724,000 and $2,376,000 was included within cost of sales for each of the thirteen weeks ended March 27, 2011 and June 26, 2011, respectively. The change in depreciation estimate did not have a material effect in prior or future reporting periods.

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

After review of the flood mitigation plans of the Thai government and those of the industrial park where our plant is located, we are proceeding with plans to restore our Thailand manufacturing facility to pre-flood output levels. The flood wall being installed around the industrial park in which our manufacturing facility is located is on schedule. The restoration of the manufacturing facility and qualification of its clean room have been completed. During our third quarter of 2012, we resumed production at that facility and have started shipping products for customer qualification. We will continue to bring additional manufacturing equipment online as we increase capacity there.  We expect it will take until the middle of 2013 to return production to pre-flood output levels. Near the end of 2013, we expect to begin utilizing the full capacity at our Thailand site and realizing the cost benefits we initially expected for the operation.

As a result of the flooding in Thailand, during our thirty-nine weeks ended June 24, 2012, we recorded insurance recoveries, net of flood-related costs, as follows:

	Thirteen Weeks Ended December 25, 2011	Thirteen Weeks Ended March 25, 2012	Thirteen Weeks Ended June 24, 2012	Total
Impairment of building and equipment and write-off of inventory	$11,082	$–	$411	$11,493
Continuing costs during site shutdown	2,543	1,323	2,041	5,907
Site restoration	102	1,117	1,195	2,414
	13,727	2,440	3,647	19,814
Insurance recoveries	(13,727)	(11,273)	-	(25,000)
Flood-related costs, (net of insurance recoveries)	$–	$(8,833)	$3,647	$(5,186)

The total carrying value of our Thailand building and equipment was approximately $18,700,000 at the time of the flood. Of the total, $8,455,000 was destroyed by the floodwaters and was impaired and written off. The flood-related inventory write-off was $3,038,000, which included the cost of raw materials, work-in-process and finished goods inventories that were not able to be used or sold due to the flood damage. We continue to evaluate the remaining $300,000 of inventory that was not written off or sold to determine if the inventory will be usable and acceptable to our customers. As we repair and restore our facility and equipment in Thailand, we may determine that additional property, plant and equipment is damaged. This could result in additional impairments and write-offs. Our estimates of our flood-related costs are based on current damage assessments and it is reasonably possible that the estimate will change in the near term, although we expect any remaining impairments and write-offs related to the floodwaters would be less than $500,000.

After the suspension of production in Thailand in our first quarter of 2012, we continued to incur costs for wages, salaries and benefits, depreciation and other items, which continued regardless of the suspension of production. Some employees normally engaged in the assembly manufacturing operation were utilized in the clean-up and repairs of the facility and equipment, assessment and recovery of inventories and other aspects of the site restoration. In addition, we hired contractors to assist in the repair and restoration of our facility and equipment. Repairs, maintenance, employee and other flood-related costs are expensed when incurred. These expenses totaled $3,236,000 for the thirteen weeks ended June 24, 2012 and $8,321,000 for the thirty-nine weeks ended June 24, 2012.  These amounts are reflected, net of insurance recoveries, in “Flood-related costs, (net of insurance recoveries)”, on our consolidated statements of operations. In addition to the flood-related expenses, we have spent approximately $3,600,000 in capital expenditures on site restoration and equipment replacement.

In total, we have spent approximately $23,000,000 during the thirty-nine weeks ended June 24, 2012 for incremental costs, capital expenditures on site restoration and equipment replacement, recovery expenses, and inventory replenishment. We estimate we will spend an additional $11,000,000 in the remainder of 2012 and into 2013 to restore our Thailand manufacturing operation and bring it back to pre-flood capacity levels and to cover the incremental costs of manufacturing in the United States. These estimates do not include lost profits. These costs are partially offset by the $25,000,000 in insurance proceeds that we had received as of March 25, 2012.

Our insurance policies in effect at the time of the flood, provided $25,000,000 of flood coverage for property and casualty damage and business interruption. Our total claims exceeded this amount. Insurance proceeds are recognized in the consolidated financial statements to the extent of losses incurred when realization is deemed probable or when the proceeds are received and no contingencies remain associated with the proceeds. During the first quarter of 2012, we received an initial insurance payment of $9,000,000 and during the second quarter of 2012 we received the final insurance payment of $16,000,000, which is included in “Cash provided by operating activities” on our consolidated statements of cash flows. Recoveries in excess of losses incurred were assessed for recognition in accordance with gain contingency guidance and have been recognized as no contingencies remain and there are no restrictions on the insurance proceeds received. We are using the proceeds to repair and restore our Thailand facility and replace equipment.

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

We recorded stock-based compensation expense related to our stock options, RSUs and common stock, included in selling, general and administrative expenses, of $516,000 and $585,000 for the thirteen weeks ended June 24, 2012, and June 26, 2011, respectively; and $1,492,000 and $1,946,000 for the thirty-nine weeks ended June 24, 2012 and June 26, 2011, respectively. As of June 24, 2012, $2,065,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 14 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirty-nine weeks ended June 24, 2012, and June 26, 2011, was $1.27 and $2.23, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirty-Nine Weeks Ended
	June 24, 2012	June 26, 2011
Risk-free interest rate	1.7%	2.3%
Expected volatility	80.0%	80.0%
Expected life (in years)	8.0	7.2
Dividend yield	–	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the thirty-nine weeks ended June 24, 2012, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)	Aggregate Intrinsic Value ($)
Outstanding at September 25, 2011	3,782,018	15.44	5.9	–
Granted	228,500	1.68
Exercised	–	–
Expired/Canceled	(401,220)	21.16
Outstanding at June 24, 2012	3,609,298	13.94	5.9	90,090
Options exercisable at June 24, 2012	2,339,694	19.34	4.5	–

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Non-vested at September 25, 2011	1,666,646	3.55
Granted	228,500	1.27
Vested	(571,792)	4.03
Canceled	(53,750)	3.06
Non-vested at June 24, 2012	1,269,604	2.94

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted-Average Remaining Contractual Life (yrs.)	Weighted-Average Exercise Price ($)	Number Exercisable	Weighted-Average Exercise Price ($)
1.53-3.00	223,500	9.5	1.68	0	0.00
3.01-5.00	1,154,413	7.7	3.04	457,550	3.03
5.01-10.00	698,483	7.5	7.34	349,242	7.34
10.01-20.00	20,000	5.6	15.96	20,000	15.96
20.01-25.00	563,152	2.8	23.70	563,152	23.70
25.01-30.00	566,640	4.6	26.78	566,640	26.78
30.01-45.06	383,110	1.9	32.51	383,110	32.51
Total	3,609,298	5.9	13.94	2,339,694	19.34

RSU transactions during the thirty-nine weeks ended June 24, 2012, are summarized as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value ($)
Non-vested at September 25, 2011	–	–
Granted	593,100	1.79
Vested	–	–
Canceled	(11,350)	1.70
Non-vested at June 24, 2012	581,750	1.80

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net loss	$(13,890)	$(10,940)	$(33,911)	$(48,372)

Weighted-average common shares outstanding	23,575	23,379	23,460	23,375
Dilutive potential common shares	–	–	–	–
Weighted-average common and diluted shares outstanding	23,575	23,379	23,460	23,375

Basic loss per share	$(0.59)	$(0.47)	$(1.45)	$(2.07)

Diluted loss per share	$(0.59)	$(0.47)	$(1.45)	$(2.07)

Diluted loss per share for the thirteen weeks and thirty-nine weeks ended June 24, 2012, excludes potential common shares and warrants of 2,301,000 and 2,263,000, respectively, using the treasury stock method, and 7,382,000 and 9,063,000, respectively, using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirteen weeks and thirty-nine weeks ended June 26, 2011, excludes potential common shares of 0 and 4,000, respectively, using the treasury stock method, and 4,651,000 and 4,651,000, respectively, using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive.

As discussed in Note 7, we issued warrants to purchase 3,869,000 shares of our common stock in a private placement.  The shares of common stock issuable upon exercise of the warrants may be dilutive in future periods.  As of June 24, 2012, there were 447,837 warrants exercised which resulted in the issuance of 445,837 shares of common stock.

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

The following table represents net sales by product for each reportable segment and operating loss for each reportable segment.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net sales:
Disk Drive Components Division:
Suspension assemblies	$57,835	$70,162	$172,747	$197,684
Other products	2,828	1,209	11,083	3,952
Total Disk Drive Components Division	60,663	71,371	183,830	201,636
BioMeasurement Division	342	809	1,133	2,069
	$61,005	$72,180	$184,963	$203,705

Loss from operations:
Disk Drive Components Division	$(14,694)	$(5,610)	$(24,369)	$(37,788)
BioMeasurement Division	(1,234)	(2,162)	(3,816)	(7,788)
	$(15,928)	$(7,772)	$(28,185)	$(45,576)

(16)  SUBSEQUENT EVENTS

Subsequent to our third quarter of 2012, on July 23, 2012 we entered into an amendment to our revolving credit and security agreement with PNC Bank, National Association, as agent and a lender. The amendment modified certain of the financial covenants under the existing agreement, (i) to eliminate the fixed charge coverage ratio requirement for our fiscal quarters ended June 24, 2012 and ending September 30, 2012 and provide for aggregating the applicable measurement periods starting with our fiscal quarter ending December 30, 2012 and (ii) to implement an additional EBITDA requirement for our fiscal year ending September 30, 2012. With this amendment in place, we were in compliance with the terms, provisions and financial covenants of our revolving credit and security agreement as of June 24, 2012.

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

Debt Refinancing

As a result of the debt refinancing that we completed during our 2012 third quarter, as discussed in “Liquidity and Capital Resources” below, the principal amount of our outstanding debt with a first put date in 2013 was reduced from $76,243,000 to $11,886,000. The debt refinancing resulted in the retirement of $64,357,000 aggregate principal amount of our 3.25% Notes and $26,666,000 aggregate principal amount of our 8.50% Convertible Notes and the issuance of $38,931,000 aggregate principal amount of 8.50% Secured Notes and warrants to purchase 3,869,000 shares of our common stock. Accordingly, our financial position was improved by lengthening the average maturities of our debt and our overall debt balance was reduced from $161,413,000 to $149,321,000 while maintaining our cash levels.

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

After review of the flood mitigation plans of the Thai government and those of the industrial park where our plant is located, we are proceeding with plans to restore our Thailand manufacturing facility to pre-flood output levels. The flood wall being installed around the industrial park in which our manufacturing facility is located is on schedule.  The restoration of our manufacturing facility and the qualification of its clean room have been completed. During our third quarter of 2012, we resumed production at that facility and began shipping products for customer qualification. We will continue to bring additional manufacturing equipment online as we increase capacity there. We expect to have approximately half of our pre-flood capacity installed by the end of 2012 and to fully return to pre-flood capacity levels by the middle of 2013. Near the end of 2013, we expect to begin utilizing the full capacity at our Thailand site and realizing the cost benefits we initially expected for the operation.

As a result of the flooding in Thailand, for the thirty-nine weeks ended June 24, 2012, we recorded flood-related recoveries, net of expenses, as follows:

•
Flood-related costs of $19,814,000, including $8,455,000 of impairment charges for damaged facility equipment and fixtures, manufacturing equipment and tooling, $3,038,000 of inventory write-downs and $8,321,000 of Thailand operating and site restoration costs; and

•	Flood insurance proceeds of $25,000,000, which has been received in full.

The total carrying value of our Thailand building and equipment was approximately $18,700,000 at the time of the flood. We continue to evaluate the remaining $300,000 of inventory that has not been written off or sold to determine if the inventory will be usable and acceptable to our customers. As we repair and restore our facility and equipment in Thailand, we may determine that additional property, plant and equipment and inventory may be damaged. This could result in additional impairments and write-offs in the near term, although we expect any remaining impairments and write-offs related to the floodwaters will be less than $500,000.

After the suspension of production in Thailand in our first quarter of 2012, we continued to incur costs for wages, salaries and benefits, depreciation and other items, which continued regardless of the suspension of production. Some employees normally engaged in the assembly manufacturing operation were being utilized in the clean-up and repairs of the facility and equipment, assessment and recovery of inventories and other aspects of the site restoration. In addition, we hired contractors to assist in the repair and restoration of our facility and equipment.

In total, we have spent approximately $23,000,000 during the thirty-nine weeks ended June 24, 2012 for incremental costs, capital expenditures on site restoration and equipment replacement, recovery expenses, and inventory replenishment. We estimate we will spend an additional $11,000,000 in the remainder of 2012 and into 2013 to restore our Thailand manufacturing operation and bring it back to pre-flood capacity levels and to cover the incremental costs of manufacturing in the United States. These estimates do not include lost profits. These costs were partially offset by the $25,000,000 in insurance proceeds that we had received as of March 25, 2012.

Our insurance policies in effect at the time of the flood for our Thailand manufacturing operation provided for $25,000,000 of flood coverage for property and casualty damage and business interruption. Our total claims, which consisted of the replacement value of damaged property, lost profits, additional costs of operating in the U.S. and continued costs while shutdown, exceeded this amount. Insurance proceeds are recognized in the consolidated financial statements to the extent of losses incurred when realization is deemed probable. During the first quarter of 2012, we received an initial insurance payment of $9,000,000 and during the second quarter of 2012, we received the final insurance payment of $16,000,000, which is included in “Cash provided by operating activities” on our consolidated statements of cash flows. Recoveries in excess of losses incurred were assessed for recognition in accordance with gain contingency guidance and were recognized when no contingencies remained. There are no restrictions on the insurance proceeds received. We are using the proceeds to repair and restore our Thailand facility and replace equipment.

Our flood insurance policy in effect at the time of the October 2011 Thailand flood had a one-year term and has expired. We have evaluated flood-related insurance available to us, assessing our current flood risk compared to the cost of flood insurance.  While we have purchased a new annual policy for a limited amount of flood insurance, we expect to have more than $20,000,000 of flood insurance in place by September 2012, almost all of which will be provided by a Thai government insurance fund being established to assist companies impacted by the 2011 flooding.

Our available assembly capacity and vertically integrated components operations in the U.S. are enabling us to meet current levels of customer demand and should provide us with the flexibility to respond to increases in demand.

General Business

We are a supplier to all manufacturers of disk drives and head-gimbal assemblers. Sales to our four largest customers constituted 96% of net sales for the thirty-nine weeks ended June 24, 2012 as shown in the following table.

Customer	Percentage of Sales
SAE Magnetics, Ltd/TDK Corporation	51%
Western Digital Corporation	21%
HGST (a Western Digital company)	13%
Seagate Technology, LLC	11%

The disk drive industry continues to consolidate. In March 2012, our customer Western Digital Corporation completed its acquisition of Hitachi Global Storage Technologies (HGST). We expect to continue to depend on a limited number of customers for our sales, given the small number of disk drive manufacturers and head-gimbal assemblers. Our results of operations could be adversely affected by reduced demand from a major customer.

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

Suspension Assembly Shipments by Quarter
	2011				2012
	First	Second	Third	Fourth	First	Second	Third
Suspension assembly shipment quantities	107	102	118	127	89	97	100

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

The flooding in Thailand temporarily suppressed the overall production capacity of the hard disk drive supply chain.  Additionally, some hard disk drive manufacturers had temporarily reduced the average capacity size of their disk drives to maximize their use of the components that are in short supply, and therefore, maximize the number of disk drives that they are able to ship. This may be temporarily reducing the number of suspensions per disk drive. These changes have resulted in a material decrease in our suspension assembly demand. In our first quarter of 2012, shipments decreased 38 million or 30% compared to the preceding quarter due to the flood-related capacity constraints at our customers. Our second quarter of 2012 shipments increased sequentially in all segments, with the largest percentage increase in shipments for enterprise applications. We estimate that we maintained our overall suspension assembly market share in both the first and second quarters of 2012, compared to the preceding quarter, by leveraging our vertically integrated U.S. operations to meet customers’ needs. Our third quarter of 2012 shipments increased slightly compared with the preceding quarter, however, demand for our suspension assemblies declined by more than 15 percent in the final five weeks of the quarter compared with the quarter’s first eight weeks as disk drive demand weakened during that period of the quarter.

We expect our fourth quarter of 2012 suspension assembly shipments will be about flat with the preceding quarter despite an extra week in the 14-week fourth quarter. We currently expect to ramp several new customer programs in 2013 that should improve our market share. These new opportunities combined with our efforts to win larger allocations on existing programs should help restore volume growth as we enter 2013.

TSA+ suspension assemblies accounted for 52% and 55% of first and second quarter of 2012 shipments, respectively, down from 60% in the fourth quarter of 2011 because of shifts in product mix resulting from flood-related capacity constraints among the disk drive manufacturers. During our third quarter of 2012, as the flood-related capacity constraints diminished, shipments of our TSA+ suspension assemblies increased to 70% of our third quarter shipments. As the shift in our product mix from subtractive TSA suspensions to additive TSA+ suspensions continues, and we make further improvements in our TSA+ process efficiency and capacity utilization, our total cost per part will improve. We currently expect TSA+ suspension assemblies to account for more than 80% of our shipments by the end of 2012.

Average selling price in our first quarter of 2012 was $0.60, up from $0.58 in the preceding quarter primarily because of changes in our product mix resulting from the flood-related capacity constraints at our customers. Average selling price in our second quarter of 2012 was $0.63 primarily due to increased volume of development products for new disk drive programs. Without the increased volume of development product in the second quarter of 2012 our average selling price would have been relatively flat compared to the first quarter of 2012. Average selling price in our third quarter of 2012 was $0.58 which is near pre-flood pricing but was also impacted by a shift in the mix of product sold that included more suspension assemblies for 3.5-inch ATA applications. This mix shift will likely continue as the industry supply chain recovers from last year’s flooding. Suspension assembly pricing is likely to remain competitive into 2013.

In the third quarter of 2012 we incurred a gross loss of $1,187,000, or 2 percent of net sales, compared to a gross profit of $4,949,000, or 4 percent of net sales, for the first half of 2012. The lower than expected volume during the third quarter of 2012 and resulting fixed cost leverage prevented us from meeting our expectations for gross profit. We estimate cost of goods sold in our third quarter of 2012 also includes incremental quarterly costs of approximately $4,000,000, compared to approximately $3,000,000 in the second quarter of 2012 and approximately $1,000,000 in the first quarter of 2012, while we are relying on our U.S. assembly operations for the majority of our production. We estimate that these costs will continue through the flood recovery period and will then decrease as our production in Thailand ramps. Near the end of 2013, we expect to begin utilizing the full capacity at our Thailand site and realizing the cost benefits we initially expected for the operation.

We expect a larger gross loss in our fourth quarter of 2012 because of lower fixed cost leverage due to lower planned weekly production volume compared to our third quarter of 2012. To adjust to the lower near-term demand, we also suspended operations during the first week of July 2012. We expect gross profit to improve in 2013 as our shipment volume increases, as our mix of products continues to shift toward TSA+ suspension assemblies and as we ramp our Thailand assembly operations. Starting in the fourth quarter of 2012, a majority of the Thai operating costs that were classified as flood-related for the thirty-nine weeks ended June 24, 2012, will be included in cost of goods sold.

Our prototyping activity for dual-stage actuated, or DSA, suspension assemblies is increasing.  We continue to work with multiple customers on DSA programs, and we expect demand for DSA products to develop gradually in 2012. DSA suspensions accounted for one percent of our third quarter of 2012 suspension assembly shipments. We currently expect DSA suspension assemblies to become an increasing portion of our shipments near the beginning of 2013 and beyond as programs that use DSA suspensions transition into high volume production.

The impact of the flood-related disruption to our business is delaying the full realization of the benefits that our 2011 restructuring and consolidation plan were expected to bring.  Nevertheless, we remain on a path that we expect will enable us to become the industry’s lowest cost producer of suspension assemblies, which we believe is integral to winning preferred supplier positions on customers’ new disk drive programs and further improving our financial performance.

RESULTS OF OPERATIONS

Thirteen Weeks Ended June 24, 2012 vs. Thirteen Weeks Ended June 26, 2011

Net sales for the thirteen weeks ended June 24, 2012, were $61,005,000, compared to $72,180,000 for the thirteen weeks ended June 26, 2011, a decrease of $11,175,000. Our suspension assembly shipments decreased 15 percent compared to the same quarter in 2011 primarily due to a decrease in disk drive shipments year over year. Suspension assembly component sales increased $696,000 from the thirteen weeks ended June 24, 2011, primarily as a result of the flood-related capacity constraints in the disk drive industry creating demand for our suspension assembly components. Net sales in our BioMeasurement Division for the thirteen weeks ended June 24, 2012 were $342,000, compared to $809,000 for the thirteen weeks ended June 26, 2011.

Gross loss for the thirteen weeks ended June 24, 2012, was $1,187,000, compared to the gross profit of $4,190,000 for the thirteen weeks ended June 26, 2011, a decrease of $5,377,000. Gross loss as a percent of net sales was two percent and gross profit as a percent of net sales was six percent for the thirteen weeks ended June 24, 2012, and June 26, 2011, respectively. The lower gross profit was primarily due to a significant decrease in net sales, reduced leverage of our fixed costs, and unfavorable inventory write-offs due to products for disk drive programs that reached end of life. These were partially offset by decreased spending as a result of our 2011 consolidation and restructuring plan.

Selling, general and administrative expenses for the thirteen weeks ended June 24, 2012, were $6,509,000, compared to $8,772,000 for the thirteen weeks ended June 26, 2011, a decrease of $2,263,000. The decrease was primarily due to cost savings from our 2011 restructuring actions.

During the third quarter of 2011, we reduced our estimated severance and benefits liability by $628,000 and we incurred $296,000 of other expenses related to the consolidation actions.

Debt refinancing costs for the thirteen weeks ended June 24, 2012, were $426,000. Because the terms of the 8.50% Secured Notes issued in March 30, 2012 in exchange for the outstanding 3.25% Notes were not substantially different, debt modification accounting was applied in accordance with FASB guidance. The debt refinancing costs associated with the debt transactions were expensed as incurred.

As a result of the flooding in Thailand, during our third quarter of 2012, we recorded $3,647,000 of flood-related restoration and continued operating costs in Thailand, as discussed above.

Loss from operations for the thirteen weeks ended June 24, 2012, included a $1,234,000 loss from operations for our BioMeasurement Division, compared to a $2,162,000 loss from BioMeasurement Division operations for the thirteen weeks ended June 26, 2011. The BioMeasurement Division operating loss for the thirteen weeks ended June 24, 2012 was reduced by our 2011 restructuring.

On March 30, 2012, we completed the 3.25% Tender/Exchange Offer and, in accordance with its terms, made cash payments totaling $16,877,700, plus accrued and unpaid interest, for the purchase of $21,097,125 aggregate principal amount of outstanding 3.25% Notes that were tendered and accepted for purchase. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $3,268,000 for the thirteen weeks ended June 24, 2012. The consideration paid for outstanding 3.25% Notes tendered for purchase was funded by the proceeds from the 8.50% Secured Notes sold by us in a private placement of these notes.

On April 12, 2012, we completed an offer to purchase for cash $26,666,000 aggregate principal amount of our outstanding 8.50% Convertible Notes. After funding the purchase of outstanding 3.25% Notes pursuant to the 3.25% Tender/Exchange Offer, we applied $19,999,500 of residual proceeds from the private placement of 8.50% Secured Notes to fund the purchase of outstanding 8.50% Convertible Notes. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of  $2,629,000 for the thirteen weeks ended June 24, 2012.

As a result of a 2011 tender/exchange offer, we retired an aggregate principal amount of $75,294,000 of the 3.25% Notes in February 2011. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $40,000,000 aggregate principal amount of the 8.50% Convertible Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. We determined that the debt instruments in the 2011 tender/exchange had substantially different terms and therefore applied debt extinguishment accounting. The difference between the fair value and the carrying value of the liability component of the 3.25% Notes at the date of extinguishment was recorded as a $5,467,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,371,000 reduction to additional paid-in capital.

Thirty-Nine Weeks Ended June 24, 2012 vs. Thirty-Nine Weeks Ended June 26, 2011

Net sales for the thirty-nine weeks ended June 24, 2012, were $184,963,000, compared to $203,705,000 for the thirty-nine weeks ended June 26, 2011, a decrease of $18,742,000. Suspension assembly sales decreased $24,937,000 for the thirty-nine weeks ended June 24, 2012, primarily as a result of a 13% decrease in suspension assembly shipments. The decrease in unit shipments was primarily a result of the flood-related capacity constraints at our customers’ Thailand facilities. Suspension assembly component sales increased $4,051,000 from the thirty-nine weeks ended June 26, 2011, primarily as a result of the flood-related capacity constraints in the disk drive industry creating demand for our suspension assembly components. Net sales in our BioMeasurement Division for the thirty-nine weeks ended June 24, 2012 were $1,133,000, compared to $2,069,000 for the thirty-nine weeks ended June 26, 2011.

Gross profit for the thirty-nine weeks ended June 24, 2012, was $3,762,000, compared to gross profit of $5,215,000 for the thirty-nine weeks ended June 26, 2011, a decrease of $1,454,000. Gross profit as a percent of net sales was two percent and three percent for the thirty-nine weeks ended June 24, 2012, and June 26, 2011, respectively. The lower gross profit was primarily due to decreased net sales, as discussed above, partially offset by decreased spending as a result of our 2011 consolidation and restructuring plan.

Selling, general and administrative expenses for the thirty-nine weeks ended June 24, 2012, were $21,532,000, compared to $32,913,000 for the thirty-nine weeks ended June 26, 2011, a decrease of $11,381,000. The decrease was primarily due to cost savings from our 2011 restructuring actions.

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

Debt refinancing costs for the thirty-nine weeks ended June 24, 2012, were $3,926,000.  Because the terms of the 8.50% Secured Notes issued March 30, 2012 in exchange for the outstanding 3.25% Notes were not substantially different, debt modification accounting was applied in accordance with FASB guidance. The debt refinancing costs associated with the debt transactions were expensed as incurred.

As a result of the flooding in Thailand, during the thirty-nine weeks ended June 24, 2012, we recorded $5,186,000 of insurance recoveries, net of flood-related costs, which included $25,000,000 of flood insurance recoveries, partially offset by $19,814,000 of flood-related restoration and continued operating costs in Thailand, as discussed above.

Loss from operations for the thirty-nine weeks ended June 24, 2012, included a $3,816,000 loss from operations in our BioMeasurement Division, compared to a $7,788,000 loss from BioMeasurement Division operations for the thirty-nine weeks ended June 26, 2011. The BioMeasurement Division operating loss for the thirty-nine weeks ended June 24, 2012 was reduced by our 2011 restructuring actions.

On March 30, 2012, we completed the 3.25% Tender/Exchange Offer and, in accordance with its terms, made cash payments totaling $16,877,700, plus accrued and unpaid interest, for the purchase of $21,097,125 aggregate principal amount of outstanding 3.25% Notes that were tendered and accepted for purchase. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $3,268,000 for the thirteen weeks ended June 24, 2012. The consideration paid for outstanding 3.25% Notes tendered for purchase was funded by the proceeds from the 8.50% Secured Notes sold by us in a private placement of these notes.

On April 12, 2012, we completed an offer to purchase for cash $26,666,000 aggregate principal amount of our outstanding 8.50% Convertible Notes. After funding the purchase of outstanding 3.25% Notes pursuant to the 3.25% Tender/Exchange Offer, we applied $19,999,500 of residual proceeds from the private placement of 8.50% Secured Notes to fund the purchase of outstanding 8.50% Convertible Notes. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of  $2,631,000 for the thirteen weeks ended June 24, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations, our revolving credit and security agreement with PNC Bank, and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents increased from $57,554,000 at September 25, 2011, to $60,458,000 at June 24, 2012. Our short-term investments decreased from $1,612,000 to $1,200,000 during the same period. In total, our cash and cash equivalents and short-term investments increased by $2,492,000. The increase was primarily due to $10,609,000 of cash provided by operations, $25,000,000 of flood insurance proceeds, and $39,400,000 in proceeds from the private placement of debt. These proceeds were partially offset by $37,137,000 for the repayment of long-term debt, $21,595,000 of capital expenditures, a $10,409,000 net repayment of borrowings from our credit line, and $3,926,000 of debt refinancing costs.

In our 2012 fourth quarter, we expect our cash and cash equivalents balance to decrease due to anticipated flat suspension assembly shipments (as compared to our 2012 third quarter) and interest payments due on our outstanding debt during the quarter.  We plan to carefully manage our costs and cash through this period of near term reduced demand and lower fixed cost leverage. With ongoing uncertain market and economic conditions, we are continuing to carefully manage our cost structure and cash position to ensure that we will meet our debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations and additional financing, if needed and as available given contractual restrictions, current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, other debt service requirements, debt and equity repurchases and capital expenditures. As of June 24, 2012, we had outstanding $11,886,000 aggregate principal amount of our 3.25% Notes. We expect the holders of our 3.25% Notes to require us to purchase all of their then outstanding 3.25% Notes for cash as of January 15, 2013. As of June 24, 2012, we also had outstanding $58,504,000 aggregate principal amount of our 8.50% Convertible Notes. Holders of our 8.50% Convertible Notes may require us to purchase all or a portion of their then outstanding 8.50% Convertible Notes for cash as early as January 15, 2015.

During our third quarter 2012, we refinanced a portion of our debt, as discussed below, by reducing the principal amount of our outstanding debt with a first put date in 2013 from $76,243,000 to $11,886,000. The refinancing improved our financial position by extending the average maturities on our debt and reducing our overall debt balance from $161,413,000 to $149,321,000 while maintaining our cash levels. We may from time to time seek to prepay or retire our outstanding debt through cash purchases in open market or privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results, contractual restrictions and general economic and capital market conditions. We cannot be certain that we will be able to raise additional financing on terms acceptable to us, including covenants that we will be able to comply with in the short term, or at all, if needed. If we are unable to obtain new financing, if and when necessary, our future financial results and liquidity could be materially adversely affected.

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

In September 2011, we entered into a revolving credit and security agreement with PNC Bank. The credit agreement provides us with a revolving credit facility in a principal amount of up to $35,000,000, subject to a borrowing base. The credit facility is secured by substantially all of the personal property of Hutchinson Technology Incorporated. The maturity date of the credit facility is October 1, 2014 if, by October 1, 2012, the aggregate outstanding principal amount of the 3.25% Notes is reduced to $50,000,000 or less and we have at least $50,000,000 of liquidity remaining; otherwise the maturity date is October 1, 2012. Because the completion of the 3.25% Tender/Exchange Offer reduced the aggregate outstanding principal amount of the 3.25% Notes to $11,886,000, we expect the maturity date of the credit facility will be extended to October 1, 2014. The credit agreement contains customary representations, warranties, covenants and events of default, including, but not limited to limitations on the payment of dividends and repurchases of stock, financial covenants requiring a minimum fixed charge coverage ratio, EBITDA and minimum liquidity. We maintain an account at PNC Bank with a minimum balance of $15,000,000, as required under the credit agreement. During the thirty-nine weeks ended June 24, 2012, the maximum amount outstanding on our credit facility was $10,409,000, which was fully repaid in October 2011. We did not borrow any amounts from the credit facility during the first three quarters of 2012.

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

Subsequent to our third quarter of 2012, on July 23, 2012, we entered into an amendment to our revolving credit and security agreement with PNC Bank, National Association, as agent and a lender. The amendment modified certain of the financial covenants under the existing agreement, (i) to eliminate the fixed charge coverage ratio requirement for our fiscal quarters ended June 24, 2012 and ending September 30, 2012 and provide for aggregating the applicable measurement periods starting with our fiscal quarter ending December 30, 2012 and (ii) to implement an additional EBITDA requirement for our fiscal year ending September 30, 2012. With this amendment in place, we were in compliance with the terms, provisions and financial covenants of our revolving credit and security agreement as of June 24, 2012.

On March 30, 2012, we issued $78,931,000 aggregate principal amount of 8.50% Secured Notes. Of that total amount, $38,931,000 aggregate principal amount of 8.50% Secured Notes was issued pursuant an effective registration statement relating to the 3.25% Tender/Exchange Offer. The remaining $40,000,000 aggregate principal amount of 8.50% Secured Notes was issued in a private placement that also involved the issuance of warrants to purchase 3,869,000 shares of our common stock.  The warrants are exercisable on a cashless basis for $.01 per share for ten years after their issuance. The total purchase price for the 8.50% Secured Notes and warrants issued in the private placement was $39,400,000.

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

Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $21,595,000 for the thirty-nine weeks ended June 24, 2012. We anticipate capital expenditures will be approximately $30,000,000 in 2012 for TSA+ flexure production capacity and tooling and manufacturing equipment for new process technology and capability improvements, such as for DSA suspension assemblies, including approximately $6,000,000 of costs related to restoring operations in Thailand. As the transition to TSA+ suspensions takes place over the next two to three years, and as demand increases for our DSA suspension assemblies, our capital expenditures could increase as we add capacity as needed. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents and short-term investments or additional financing, if available given contractual restrictions, current credit market conditions and our operating performance.

We have reduced the cost structure of our BioMeasurement Division, although we will continue to market and sell our InSpectra StO2 products and will have continued operating losses until our products are more widely accepted in the marketplace. For the thirty-nine weeks ended June 24, 2012, our BioMeasurement Division incurred an operating loss of $3,816,000.

In 2008, our board of directors approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. The maximum dollar value of shares that may yet be purchased under the share repurchase program is $72,368,000. We have not repurchased any shares since 2008 and we are restricted from repurchasing shares under the indenture governing the 8.50% Secured Notes and our credit agreement with PNC Bank.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 25, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for us for our fiscal year 2013. We elected early adoption of this guidance beginning with our first quarter of 2012. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

As of June 24, 2012, we had fixed rate debt of $149,321,000, which had a fair market value of approximately $131,966,000. We used trading activity to determine the fair market value of the 3.25% Notes and 8.50% Convertible Notes. The 8.50% Secured Notes have not had significant trading activity, therefore par value was used.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended September 25, 2011 except as updated in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2012.

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
4.1
Third Amendment to Rights Agreement, dated March 27, 2012, between HTI and Wells Fargo Bank, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4 to HTI’s Registration Statement on Form 8-A/A filed 3/27/2012.

4.2
Intercreditor Agreement, dated March 30, 2012, by and between PNC Bank, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to HTI’s Current Report on Form 8-K filed 4/2/2012; File No. 001-34838).

4.3	Registration Rights Agreement, dated March 28, 2012, by and among HTI and the Buyers named therein (incorporated by reference to Exhibit 4.3 to HTI’s Current Report on Form 8-K filed 4/2/2012.
4.4
8.50% Senior Secured Second Lien Note Indenture, dated March 30, 2012, between HTI and Wells Fargo Bank, National Association, as Trustee (including form of 8.50% Senior Secured Second Lien Note due 2017) (incorporated by reference to Exhibit 4.1 to HTI’s Current Report on Form 8-K filed 4/2/2012.

4.5	Form of Warrant (incorporated by reference to Exhibit 4.4 to HTI’s Current Report on Form 8-K filed 4/2/2012).
10.1	Securities Purchase Agreement, dated March 28, 2012, by and among HTI and the Buyers named therein (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 4/2/2012).
10.2
Amendment to Consent and Amendment No. 1 to Revolving Credit and Security Agreement, dated March 28, 2012, between HTI and PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 4/2/2012).

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

HUTCHINSON TECHNOLOGY INCORPORATED

Date:	Aug 1, 2012	By	/s/ Wayne M. Fortun
Wayne M. Fortun
President and Chief Executive Officer

Date:	Aug 1, 2012	By	/s/ David P. Radloff
David P. Radloff
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to HTI’s Quarterly Report on Form 10-Q for the quarter ended 12/29/2002; File No. 0-14709).	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 3, 2008 (incorporated by reference to Exhibit 3.1 to HTI’s Current Report on Form 8-K filed 12/9/2008; File No. 0-14709).	Incorporated by Reference
4.1
Third Amendment to Rights Agreement, dated March 27, 2012, between HTI and Wells Fargo Bank, N.A., as Rights Agent (incorporated herein by reference to Exhibit 3 to HTI’s Registration Statement on Form 8-A/A filed 3/27/2012.
Incorporated by Reference
4.2
Intercreditor Agreement, dated March 30, 2012, by and between PNC Bank, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to HTI’s Current Report on Form 8-K filed 4/2/2012; File No. 001-34838).
Incorporated by Reference
4.3	Registration Rights Agreement, dated March 28, 2012, by and among HTI and the Buyers named therein (incorporated by reference to Exhibit 4.3 to HTI’s Current Report on Form 8-K filed 4/2/2012.	Incorporated by Reference
4.4
8.50% Senior Secured Second Lien Note Indenture, dated March 30, 2012, between HTI and Wells Fargo Bank, National Association, as Trustee (including form of 8.50% Senior Secured Second Lien Note due 2017) (incorporated by reference to Exhibit 4.1 to HTI’s Current Report on Form 8-K filed 4/2/2012.
Incorporated by Reference
4.5	Form of Warrant (incorporated by reference to Exhibit 4.4 to HTI’s Current Report on Form 8-K filed 4/2/2012)	Incorporated by Reference
10.1	Securities Purchase Agreement, dated March 28, 2012, by and among HTI and the Buyers named therein (incorporated by reference to Exhibit 10.1 to HTI’s Current Report on Form 8-K filed 4/2/2012).	Incorporated by Reference
10.2
Amendment to Consent and Amendment No. 1 to Revolving Credit and Security Agreement, dated March 28, 2012, between HTI and PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.2 to HTI’s Current Report on Form 8-K filed 4/2/2012).
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