Form 10-K
period 2012-09-30
HUTCHINSON TECHNOLOGY INC
filed 2012-12-12
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K
(Mark One)
[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 2012
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to ________.

Commission file number 1-34838
__________________

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes [  ]  No [x]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.Yes [  ]  No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [x]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [x]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer [ ]	Accelerated Filer [x]	Non-accelerated Filer [ ]	Smaller Reporting Company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [x]

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 25, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $50,379,000, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of December 5, 2012, the registrant had 24,045,618 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for the annual meeting of shareholders to be held on January 30, 2013 are incorporated by reference in Part III.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: the demand for and shipments of the company’s products, production capacity, capabilities and costs, assembly operations in Thailand, product commercialization and adoption, capital expenditures, average selling prices, product costs, operating performance, technology, development, inventory levels, division and company-wide financial performance, cost reductions and economic and market conditions. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan,” “goal” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” beginning on page 7. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

PART I

HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item 1.	Business

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2013” mean our fiscal year ending September 29, 2013, references to “2012” mean our fiscal year ended September 30, 2012, references to “2011” mean our fiscal year ended September 25, 2011, references to “2010” mean our fiscal year ended September 26, 2010 and references to “2009” mean our fiscal year ended September 27, 2009.

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

Our BioMeasurement Division is focused on bringing to market our noninvasive InSpectraTM StO2 devices, which instantly detect changes in a patient’s perfusion status and assist in the early detection of hypoperfusion, which is particularly useful to clinicians in critical care settings.

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

We design our suspension assemblies with a focus on the increasing performance requirements of new disk drives, principally more complex, increased data density, improved head-to-disk stability during a physical shock event and reduced data access time. Increased capacity, improved reliability and performance, as well as the miniaturization of disk drives, generally require suspension assemblies with lower variability, specialized design, expanded functionality and greater precision. Manufacturing of these smaller and more complex suspension assemblies requires that we develop new manufacturing process capabilities. We will continue to invest, as needed, to advance suspension assembly technology, enhance our process capabilities and expand our production capacity. During 2012, we shipped 391 million suspension assemblies of all types, supplying all manufacturers of disk drives and head-gimbal assemblers.

Though the overall market for suspension assemblies grew in 2010 and 2011, our net sales decreased significantly in those years because of market share losses. Our shipments of suspension assemblies declined 7% in 2010 and 11% in 2011.

Early in 2012, severe flooding in Thailand required us to suspend our assembly operations at our Thailand manufacturing facility in the second week of October 2011. In addition to the negative impact on our operations, the flooding in Thailand temporarily constrained the overall production capacity of the hard disk drive supply chain in the first half of the year. In the second half of the year, overall disk drive production capacity recovered from the flooding; however, demand for disk drives weakened in the world market. These factors were the primary causes of a 14% decrease in our suspension assembly shipments in 2012.

As the disk drive industry has matured and consolidated, cost competitiveness has become an increasingly important factor to our customers, which has required us to lower our pricing to retain business. Our average selling price decreased from $0.80 in 2008 to $0.60 in 2012.

We believe that our vertically integrated model in our Disk Drive Components Division provides the best means to meet customers’ requirements and to be the low cost producer in the industry. As our TSA+ suspension assembly volumes increase, as our TSA+ flexure output and process efficiencies continue to improve, and we increase output from our Thailand assembly operation, we expect to realize additional cost reductions.

As we progress through 2013, we expect our financial results to benefit from higher shipment volume and improved fixed cost leverage, improvements in our TSA+ efficiency and output, increased adoption of DSA suspensions, the cost advantages we will realize as we increase output from our Thailand assembly operation and our continued focus on cost reduction.

Products

We categorize our current products as either suspension assemblies or other revenue, which consists primarily of revenue outside of the disk drive industry for metrology, tool design, tool build and precision component manufacturing, and reimbursement for disk drive industry-related engineering services and specific disk drive program capacity.

The following table shows, for each of 2012, 2011 and 2010, the relative contribution to net sales, in millions of dollars and percentages, of each product category:

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Suspension assemblies	$234.3	95%	$270.7	98%	$338.0	98%
Other revenue	12.8	5	5.0	2	6.8	2
Total Disk Drive Components Division net sales	$247.1	100%	$275.7	100%	$344.8	100%

See Note 10 to the consolidated financial statements contained in Item 15 for financial information with respect to our business segments and a distribution of revenue and long-lived assets by geographic area for each of 2012, 2011 and 2010. See also Five-Year Selected Financial Data.

Suspension Assemblies. During 2012, we shipped 391 million suspension assemblies, compared to 454 million and 512 million in 2011 and 2010, respectively. We shipped TSA+ and TSA suspension assemblies, as well as suspensions using purchased additive flexures, to our customers. We shipped 259 million TSA+ suspension assemblies during 2012, up from 238 million in 2011 and 116 million in 2010.

We have the capability to produce multiple variations of suspension assemblies. This capability permits us to assist customers’ design efforts and meet the varied and changing requirements of specific customers. We have developed significant proprietary capabilities in the design and production of suspension assemblies for both current and new generations of higher performance disk drives and read/write heads. The continual pursuit of increased data density and lower storage costs is leading to suspension assemblies with flexures that have finer electrical conductors, greater lead counts and increased complexity such as interleaved or stacked traces, and to the adoption of value-added features for suspension assemblies, such as formed and polished headlifts, larger dampers with through-hole features and a variety of limiter configurations. We continue to see strong customer interest in dual-stage actuated (“DSA”) suspension assemblies and we are working with our customers on multiple DSA suspension programs. DSA suspensions accounted for 5% of our fourth quarter 2012 suspension assembly shipments, up from 1% in the third quarter of 2012. We expect DSA suspension assemblies to be approximately one-half of our shipments by the end of 2013.

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

Other Revenue. To derive additional value from the unique expertise and capabilities in metrology, tool design, tool build and precision component manufacturing that we have developed in our Disk Drive Components Division, we are offering these capabilities to targeted companies in several industries outside of the disk drive industry. We secured some initial business in 2009, and our effort generated a modest contribution to net sales in 2010, 2011 and 2012. We will continue to pursue targeted opportunities in this area.

In the first half of 2012, we had suspension assembly component sales of $4,051,000, primarily as a result of the flood-related capacity constraints in the disk drive industry creating demand for our suspension assembly components.

We enter into arrangements with customers to be reimbursed for disk drive industry-related engineering services and specific program capacity, which partially offset the costs of our investment. We recognize the associated revenue over the estimated life of the program to which the services and capacity relate.

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

New manufacturing processes for advanced suspension assembly features and suspension assembly types initially have lower manufacturing yields than those for more mature products and processes. Manufacturing yields generally improve as the process and product mature and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of products. Small variations in manufacturing yields can have a significant negative impact on gross profits.

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

For our fourth quarter of 2011, which ended before the flooding in Thailand, approximately one-third of our sales originated out of our Thailand assembly facility and our Thailand operations had an assembly capacity of four to five million parts per week. After review of the flood mitigation plans of the Thai government and those of the industrial park where our plant is located, we are proceeding with plans to restore our Thailand manufacturing facility to pre-flood output levels. The industrial park has completed construction of a flood wall and we have restored our manufacturing facility and qualified its clean room. We resumed production at that facility and began shipping products for customer qualification during the third quarter of 2012. We had approximately half of our pre-flood capacity installed by the end of 2012 and expect to fully return to pre-flood capacity levels by the middle of 2013. Near the end of 2013, we expect to have full capacity for the Thailand site installed and shortly thereafter, we should begin realizing the full cost benefits for our Thailand operation.

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

We have devoted and will continue to devote substantial resources to research and development efforts. Our research and development expenses for the Disk Drive Components Division were $15,814,000, $13,297,000 and $16,396,000, in 2012, 2011 and 2010, respectively. The reduction in research and development expenses from 2010 to 2011 was primarily related to lower labor expenses due to reduced headcount as a result of our TSA+ flexure development efforts transitioning to high-volume manufacturing and our cost reduction actions. The increase from 2011 to 2012 was primarily related to TSA+ process and capacity improvements and new process technology.

The development of more complex next-generation read/write heads and continuing improvement in data density necessitate the further miniaturization of suspension component features, including finer conductor lines/spaces on TSA+ flexures and further improvement of suspension performance through dual-stage actuation or other means. We have and will continue to implement alternative technologies, as needed, which we believe will be required for manufacturing future generations of our products.

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

We have established “vendor managed inventory,” or VMI, facilities near the major production centers of certain individual customers to assure that we meet the customers’ inventory requirements. Certain agreements with our customers provide that we maintain minimum finished goods inventory levels. A significant majority of our suspension assembly shipments are distributed to our customers in Thailand, Hong Kong and the Philippines. We also utilize our Thailand manufacturing facility to provide product logistics support, technical support and measurement services.

We are a supplier to all manufacturers of disk drives and head-gimbal assemblers. The following table shows our four largest customers for 2012, 2011 and 2010 as a percentage of net sales.

Customer	2012	2011	2010
SAE Magnetics, Ltd./TDK Corporation	47%	19%	37%
Western Digital Corporation	26%	56%	43%
Hitachi and affiliates	12%	11%	8%
Seagate Technology, LLC	10%	11%	10%

Sales to our four largest customers constituted 95%, 97% and 98% of net sales for 2012, 2011 and 2010, respectively. Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Western Digital, which may purchase read/write head assemblies that utilize our suspension assemblies from SAE Magnetics, Ltd./TDK Corporation.

The disk drive industry has consolidated significantly in recent years. In December 2011, Seagate Technology, LLC acquired the hard disk drive business of Samsung Electronics Co., Ltd. In March 2012, Western Digital Corporation completed its acquisition of Hitachi Global Storage Technologies (HGST). We expect to continue to depend upon a limited number of customers for our sales, given the relatively small number of disk drive manufacturers and head-gimbal assemblers. Our results of operations could be adversely affected by reduced demand from any disk drive industry customer.

Backlog

We generally make our sales pursuant to purchase orders rather than long-term contracts. Our backlog of purchase orders was $45,001,000 at September 30, 2012, as compared to $18,600,000 at September 25, 2011. The September 25, 2011 backlog was lower due to one customer not providing its purchase order requirements for the first quarter of 2012 until after September 25, 2011. Our purchase orders may be changed or cancelled by customers on short notice. In addition, we believe that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Accordingly, we do not believe that backlog should be considered indicative of sales for any future period.

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

Our principal competitors for suspension assemblies are Nihon Hatsujo Kabusikigaisha (“NHK”), Magnecomp Precision Technology Public Company Limited (“MPT”), a subsidiary of TDK Corporation, and NAT Peripheral (H.K.) Co., Ltd., (a joint venture of NHK and TDK Corporation). The NAT Peripheral joint venture has provided our customer, SAE Magnetics, Ltd./TDK Corporation, the capability to produce suspension assemblies since calendar 2005. We believe that consolidation in the disk drive industry, including the affiliation between our competitor MPT and our customer SAE Magnetics, Ltd., has resulted in shifts in certain industry supply chain alignments that have negatively impacted our competitive position since 2008. Our principal competitors in producing suspension flexures are Nitto Denko Corporation and Dai Nippon Corporation. Although we cannot be sure that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies or suspension assembly components, we believe that the number of entities that have the technical capability and capacity for producing precision suspension assemblies or components in large volumes will remain small.

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

The BioMeasurement Division’s net sales were $1,472,000 in 2012, $2,352,000 in 2011 and $2,414,000 in 2010.  Lower than expected sales of the InSpectra StO2 systems and spending constraints in healthcare markets world-wide led us to make operating changes within the BioMeasurement Division. We have substantially reduced costs to narrow the division’s operating losses. The division’s losses from operations were $4,958,000 for 2012, $9,161,000 for 2011, and $23,959,000 for 2010. Subsequent to the end of 2012, we made additional reductions in the BioMeasurement Division’s headcount in order to further reduce costs.

Products

We designed the InSpectra StO2 systems for use in emergency medicine, trauma and critical care settings where there is a need to directly monitor the compromised tissue perfusion associated with shock. The InSpectra StO2 systems have received United States Food and Drug Administration (“FDA”) 510k clearance and CE Mark registration in the European Union. The devices provide an absolute measure of StO2, which quantifies the ratio of oxygenated hemoglobin to total hemoglobin in the microcirculation of skeletal or peripheral muscle. This measurement helps clinicians assess and detect changes in the patient’s overall perfusion status, enabling them to better identify at-risk patients and make treatment decisions while reducing costs in critical care settings.

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

In 2011, we launched a new product, the InSpectra StO2 Spot Check to quickly assess tissue perfusion and identify patients who would benefit from the use of StO2 monitoring, as well as have monitoring incorporated into the continuum of patient care from entry into the hospital through the patient’s treatment course and discharge. The InSpectra StO2 Spot Check is an easy to use hand-held device with a reusable sensor that enables clinicians to obtain a StO2 measurement at a low cost-per-patient. These attributes should help foster the use of StO2 monitoring.

There are currently no other clinical methods for directly determining oxygen saturation in the microcirculation of muscle tissue. Blood chemistry tests indicate systemic oxygenation levels and require blood samples, making them invasive and intermittent. In contrast, the InSpectra StO2 systems noninvasively provide a direct, real-time and continuous regional tissue oxygen reading. Pulse oximeters give clinicians an indication of arterial oxygenation, but the measurement they provide of SpO2 represents oxygen saturation of blood before it enters the tissue region where oxygen is significantly consumed. The InSpectra StO2 systems measure in the microcirculation, where oxygen exchange predominantly occurs; unlike arterial oxygenation, StO2 will vary as the flow and consumption of oxygen changes within the measurement tissue. Transcutaneous PO2 measures the partial pressure of oxygen in the skin and only permits an inference of whether tissue is being oxygenated based on what is being emitted by the skin. Our devices measure oxygen saturation in the microcirculation of muscle tissue below the sensor to produce an accurate StO2 reading.

Manufacturing

We manufacture and assemble all of our BioMeasurement products in our Hutchinson, Minnesota manufacturing facility, using components and subassemblies obtained from outside suppliers. Our quality management system complies with the FDA’s Quality System Regulation, ISO 13485:2003, an international standard for quality management systems for medical devices, and with the European Medical Device Directive 93/42 EEC.

Research and Development

We have conducted clinical studies to demonstrate the effectiveness and value of our technology and StO2 monitoring generally. For 2012, 2011 and 2010, research and development expenses for the BioMeasurement Division were $660,000, $1,295,000 and $5,033,000, respectively. The reduction in research and development expenses was primarily related to lower labor expenses due to reduced headcount as a result of our restructuring actions and lower external research expenses.

Marketing, Sales and Distribution

We have focused our marketing efforts on educating critical care and emergency medicine clinicians on the value of StO2 in monitoring patients. We have also participated in key trauma, critical care and emergency medicine conferences and sponsored educational forums.

We estimate the world-wide market for StO2 monitoring could be a multi-billion dollar annual opportunity in the future. Our end customers include major medical centers primarily in the United States. In recent years, we have restructured our direct sales organization to a primarily distributor-only model.

Competition

The InSpectra StO2 systems are currently the only noninvasive tissue oxygenation monitor designed for trauma, critical care and emergency medicine settings. Covidien plc, CAS Medical Systems Inc. and Nonin Medical have products that monitor changes in regional blood oxygen saturation in both cerebral and somatic tissue. ViOptix, Inc. produces a device that uses near infrared spectroscopy to monitor tissue oxygenation that is focused on reconstructive surgery applications. In addition, other companies may have the ability to develop tissue perfusion monitors that use near infrared spectroscopy and that may in the future compete with the InSpectra StO2 systems. It is possible that any of these companies, or others, may develop and market a product similar to the InSpectra StO2 systems for use in trauma, emergency medicine and other critical care markets.

We also face competition from alternative clinical methodologies. If clinicians do not incorporate StO2 into their decision making and instead continue to rely on indirect indications of tissue perfusion provided by blood tests, indwelling catheters and vital sign parameters, for instance, we may have difficulties selling our product.

GENERAL

Foreign Sales

Sales to foreign-based enterprises for both divisions totaled $148,999,000, $85,164,000 and $157,611,000 for 2012, 2011 and 2010, respectively. Sales to foreign subsidiaries of United States corporations totaled $89,548,000, $187,256,000 and $182,474,000 for 2012, 2011 and 2010, respectively. The majority of these sales were to the Pacific Rim region. In addition, we have sales to United States corporations that use our products in their offshore manufacturing sites.

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

As of September 30, 2012, we held 194 United States patents and 22 foreign patents, and we had 23 patent applications pending in the United States and 10 patent applications pending in other countries covering both our Disk Drive Components Division and our BioMeasurement Division. Internally, we protect intellectual property and trade secrets through physical security measures at our facilities, as well as through non-disclosure and non-competition agreements with all employees and confidentiality policies and non-disclosure agreements with consultants, strategic suppliers and customers.

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

Employees

As of September 30, 2012, we had 2,060 employees located primarily in the United States and Thailand.

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

Since 2009, we have experienced significant reductions in demand for and shipments of our suspension assemblies due primarily to our losses of market share resulting from supply chain realignments by our customers. Our operating results and cash flow from operations have been adversely affected by decreases in our demand. Our manufacturing capacity may continue to be underutilized in the future, which will negatively impact our operating results. Despite our workforce reductions and restructuring actions in each of the last four years, both our divisions have continued to incur operating losses. Our unfavorable operating results in recent years resulted in reduced cash flow from operations. Cash flow provided by operations was $38,092,000 for 2012, including $25,000,000 of insurance proceeds, and cash flow used for operations was $2,538,000 for 2011. We will continue to have significant liquidity needs. Holders of our outstanding $11,886,000 aggregate principal amount of 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”) may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013, and holders of our outstanding $58,504,000 aggregate principal amount of 8.50% Convertible Subordinated Notes due 2026 (the “8.50% Convertible Notes”) may require us to purchase all or a portion of their 8.50% Convertible Notes for cash as early as January 15, 2015. Additionally, our outstanding $78,931,000 aggregate principal amount of 8.50% Senior Secured Second Lien Notes due 2017 (the “8.50% Secured Notes”) mature on January 17, 2017.

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

Our business will require significant funds over the next several years. We would likely use these funds for capital expenditures, research and development, debt service and working capital. Our Disk Drive Components Division is capital intensive. Our total capital expenditures for both of our divisions were $27,880,000 in 2012, $13,506,000 in 2011 and $31,382,000 in 2010. Our estimate for capital expenditures in 2013 is $15,000,000 to $20,000,000. In addition, our total research and development expenses for both of our divisions were $16,474,000, or 7% of net sales, in 2012.

We entered into a revolving credit and security agreement with PNC Bank, National Association (“PNC Bank”) in September 2011. Our credit agreement with PNC Bank and the indenture governing our 8.50% Secured Notes each contain a number of financial covenants and other customary provisions. Holders of our 3.25% Notes and 8.50% Convertible Notes may require us to purchase all or a portion of their notes for cash as early as January 2013 and 2015, respectively, and our 8.50% Secured Notes mature in January 2017. We may pursue additional debt or equity financing or other forms of financing to supplement our current capital resources, if needed, in 2013 and beyond. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We may not be able to maintain adequate capital or raise additional capital on reasonable terms or at all, if needed.

The following factors could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations;

•	general economic and capital market conditions and conditions in the disk drive industry;

•	our financial condition;

•	our ratio of debt to equity;

•	the perception in the capital markets of our business;

•	our business prospects;

•	changes in interest rates; and

•	our existing secured debt.

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

The terms of our credit agreement with PNC Bank and the indenture governing the 8.50% Secured Notes may prevent us from capitalizing on business opportunities.

The revolving credit and security agreement with PNC Bank and the indenture governing our 8.50% Secured Notes impose significant operating and financial restrictions on us. As a result of these covenants and restrictions, we will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The agreements also require us to meet certain financial ratios and financial conditions tests. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

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

Domestic and foreign credit and financial markets have experienced extreme disruption, including volatility in security prices, diminished liquidity and credit availability, declining valuations of certain investments and significant changes in the capital and organizational structures of certain financial institutions. We are unable to predict the likely timing, duration and severity of disruptions in the credit and financial markets or of any related adverse economic conditions. Given these conditions, we may not be able to secure additional financing for future activities on satisfactory terms, or at all, which could materially adversely affect our results of operations, financial condition and liquidity.

Borrowings under our revolving credit and security agreement with PNC Bank and our 8.50% Secured Notes are secured by substantially all of the personal and real property of Hutchinson Technology Incorporated. In addition, our credit agreement with PNC Bank and the indenture governing the 8.50% Secured Notes each contain a number of financial covenants and other customary provisions. Deterioration in our business or further disruptions in the global credit and financial markets could result in further reductions in our access to credit, which could materially adversely affect our results of operations, financial condition and liquidity.

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

Significant price and value fluctuations have occurred with respect to the publicly traded securities of technology companies generally. The price of our common stock has declined significantly. In the past, securities litigation claims have been filed against certain companies following a period of decline in the market price of their publicly traded securities. We may be the target of similar securities litigation claims in the future. Risks associated with litigation often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Although we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. Future litigation, if any, may result in substantial costs and divert management’s attention and resources, which could materially adversely affect our results of operations, financial condition and liquidity.

Our ability to use our deferred tax assets is subject to certain annual limitations, and may be further limited by a “change of control.”

At September 30, 2012, our deferred tax assets included $31,347,000 of unused tax credits, of which $3,252,000 can be carried forward indefinitely and $28,095,000 expire at various dates beginning in 2018. In addition, at September 30, 2012, our deferred tax assets also included $163,415,000 of net operating loss (“NOL”) carryforwards that will begin to expire in 2021 if not otherwise used by us. As of September 30, 2012, we had an estimated NOL carryforward of $453,122,000 for United States federal tax return purposes. A valuation allowance of $203,463,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the deferred tax assets before they expire. Both our unused tax credits and our estimated NOL carryforwards may be used to offset taxable income, if any, generated by us in future years. Our ability to use these deferred tax assets is subject to an annual limitation imposed by certain change of control provisions under Section 382 of the Internal Revenue Code that may be triggered by an aggregate change in the beneficial ownership of our common stock. If we do not generate sufficient profits or the annual limitation under Section 382 is triggered, some or all of our deferred tax assets may expire or we may not be able to use them to offset taxes due in the applicable period.

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

In addition, frequent and extensive litigation and administrative proceedings over patent and other intellectual property rights are hallmarks of the medical technology industry, and this litigation is expensive, complex and lengthy, and its outcome is difficult to predict. Medical technology patent litigation may result in significant royalty or other payments or injunctions that may prevent the sale of our products and significantly divert the attention of our technical and management personnel. We cannot be certain that we will successfully defend our patents from infringement or claims of invalidity or unenforceability, or that we will successfully defend against allegations of infringement of third-party patents.

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

Although we supply all manufacturers of disk drives and head-gimbal assemblers, sales to our four largest customers constituted 95%, 97% and 98% of net sales for 2012, 2011 and 2010, respectively. The failure by any one of our disk drive customers to pay its account balance with us could have a material adverse effect on our results of operations.

Over the years, the disk drive industry has experienced numerous consolidations. TDK Corporation controls MPT, a competitive suspension assembly supplier, and our customer SAE Magnetics, Ltd. (which is owned by TDK Corporation), is affiliated with a competitive supplier of suspension assemblies. In December 2011, Seagate Technology, LLC acquired the hard disk drive business of Samsung Electronics Co., Ltd. In March 2012, Western Digital Corporation completed its acquisition of Hitachi Global Storage Technologies (HGST). We believe that consolidation in the disk drive industry has negatively impacted our competitive position and future consolidation could have a similar result.

The following factors could adversely impact our market share:

•	change in supply chain alignment by a customer due to disk drive industry consolidation or otherwise;

•	loss of one or more of our disk drive industry customers

•	development by any one customer of the capability to produce suspension assemblies in high volume for its own products;

•	loss of market share by one of our major customers; and

•	change in the type of suspension assembly or flexures used in suspension assemblies, such as our TSA+ flexure, used by a customer.

Any reduction in our market share could have a material adverse effect on our results of operations.

Almost all of our sales depend on the disk drive industry, which is cyclical, subject to ongoing technological innovation and subject to intense price competition.

Sales of suspension assemblies and suspension assembly components historically have accounted for 96% or more of our net sales. The disk drive industry is intensely competitive and technology changes rapidly, such as during past industry transitions to smaller disks or higher density read/write heads. The industry’s demand for disk drive components also fluctuates. The disk drive industry experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect suppliers to this industry because we believe that it is a common practice for disk drive manufacturers to place orders for disk drive components in excess of their needs during growth periods, and sharply reduce orders for these components during periods of contraction. In addition, there is continuous downward price pressure on disk drive manufacturers and their suppliers. If price reductions exceed our ability to reduce costs, our operating results could be negatively affected.

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

A slowdown in demand for computer systems and consumer electronics and enterprise storage products may cause a decline in demand for suspension assemblies.

Our suspension assemblies are components in computers and a variety of consumer electronics and enterprise storage products. The demand for these products can be volatile. In a weak economy, consumer spending tends to decline and retail demand for computer systems, other consumer electronics and enterprise storage products tends to decrease, as does business demand for computer systems. Demand for suspension assemblies therefore may be adversely impacted as a result of a weaker economy. During the second half of 2012, overall disk drive production capacity recovered from the flooding in Thailand; however, hard disk drive demand weakened in the world market. Previously, demand for suspension assemblies weakened significantly in 2009, which resulted in shipments of our suspension assemblies declining 30% from 2008. In addition, in the past, unexpected slowdowns in demand for computer systems, other consumer electronics and enterprise storage products have caused sharp declines in demand for suspension assemblies, resulting in periods during which the supply of suspension assemblies exceeded demand. If in the future an unexpected slowdown in demand for suspension assemblies occurs or if demand decreases as a result of a weakening economy, our results of operations will be materially adversely affected as a result of lower revenue and gross profits.

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

Manufacturing yields, efficiencies and processing operations vary from product to product. Newer products often require new or additional manufacturing process steps and typically have lower initial manufacturing yields and efficiencies as we ramp up manufacturing. As a result, new products are frequently more expensive to produce and may not be profitable. We used new manufacturing processes to produce TSA+ suspension assemblies, which caused us to experience inefficiencies and lower yields in 2010 and 2011. We have experienced missed shipments and increased sales returns in the past as we ramp up manufacturing of new products, or as new features for our products are introduced, or as new manufacturing processes are implemented. In 2010, a defect in some of our TSA+ product resulted in decreased shipments. The measures we took to isolate and contain the product defect also reduced our yield, limited our output and increased our costs. We may in the future experience additional process issues that impact our ability to meet customer demand and cause us to incur higher costs. We also may in the future experience missed shipments or increased sales returns. In addition, we may be required to reimburse customers for product costs relating to the incorporation of defective suspension assemblies into our customers’ products. We may not attain our output goals and be profitable with regard to any of our suspension assembly products.

We may need to transfer production of certain suspension assemblies from one manufacturing site to another. In 2011, we started high-volume assembly operations at our Thailand plant and we expect to continue to transfer assembly manufacturing to that location. In the past, transfers between our manufacturing sites have lowered initial yields and/or manufacturing efficiencies. This results in higher manufacturing costs. Our manufacturing plants located in Minnesota, Wisconsin and Thailand can experience severe weather. Severe weather has, at times, resulted in lower production and decreased our shipments.

Our ability to conduct business would be impaired if our workforce were to be unionized or if a significant number of our specialized employees were to leave and we could not replace them with comparable personnel. The locations of our plants and the broad span and technological complexity of our products and processes may limit the number of satisfactory engineering and other candidates for key positions. Our business may be adversely affected if we need to adjust the size of our workforce due to fluctuating demand. We significantly reduced our workforce in 2008 and 2009 and further restructured our business in each of the past three years. Past or future workforce reductions may impact our ability to recruit and retain employees, and we are uncertain if we will be able to adequately staff our operations if we need to increase our manufacturing capacity in the future.

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

We increase our production capacity and the overhead that supports production based on anticipated market demand. Market demand, however, has not always developed as expected or remained at a consistent level. The underutilization that can result decreases our profitability. For example, in 2009 our customer, Seagate, significantly reduced its procurement of our suspension assemblies, and in 2010 and 2011 demand for our suspension assemblies also declined, primarily due to market share losses. In 2012, the flooding in Thailand temporarily constrained the overall production capacity of the hard disk drive supply chain which resulted in a material decrease in our suspension assembly demand. This resulted in underutilization of our manufacturing capacity. As a result, our profitability also was below our expectations.

A deterioration of our business could result in further underutilization of our manufacturing capacity and we may need to impair certain assets in the future. In 2009, we recorded non-cash impairment charges of $71,809,000 for the impairment of long-lived assets related to manufacturing equipment in our Disk Drive Components Division’s assembly and component operations. This impairment included the closure of our Sioux Falls, South Dakota facility at the end of June 2009. In 2012, we recorded flood-related costs of $20,360,000 for impairment of damaged facility equipment and fixtures, manufacturing equipment and tooling, inventory write-downs, and Thailand operating and site restoration costs.

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

Rapid technological change in the disk drive industry, as well as the expanding use of disk drives in a growing range of consumer electronics and enterprise storage applications, has led to numerous suspension assembly design changes and tighter performance specifications. To maintain our position in the disk drive industry, we need to develop new process capabilities to achieve the ever increasing performance requirements of our customers. Also, if processes change, we may need to replace, modify or design, build and install equipment. These changes may require additional capital expenditures and increased development and support expenses, which may adversely impact our operating results.

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

The introduction of new process capabilities for our products increases the likelihood of unexpected quality concerns, which may negatively impact our ability to bring products to market on time and at acceptable costs. When we started high-volume manufacturing of TSA+ suspension assemblies, we experienced higher cost due to yield loss, startup and production inefficiencies and equipment problems. These TSA+ costs added a cost burden of approximately $30,400,000 in 2010, $32,000,000 in 2009 and $37,600,000 in 2008.

Our operating results are subject to fluctuations.

Our past operating results, and our gross profits, have fluctuated from period to period. We expect our future operating results and gross profits will continue to fluctuate from period to period. The following factors may cause these fluctuations:

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

We typically allow customers to change or cancel orders on short notice. We plan our production and inventory based primarily on forecasts of customer demand. Our customers often prefer a dual source supply and, therefore, may allocate their demand among suppliers. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary, leading to variability in gross profits and difficulty in estimating our position in the marketplace.

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

Our assembly operation in Thailand is our first and only offshore manufacturing plant. We may fail to identify significant issues in connection with manufacturing in a foreign location, such as issues related to its infrastructure, workforce, quality or reporting systems, local tax, legal and financial controls or contingencies. Additionally, our operations in Thailand may be subject to various political, economic and other risks and uncertainties inherent in operating in foreign jurisdictions. Thailand has experienced political and civil unrest in the past and continued or future political or civil unrest in Thailand could adversely affect our ability to maintain operations in Thailand. An inability to manage these risks as part of our investment in this manufacturing location could materially adversely affect our business, financial condition and results of operations.

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

We may not be able to differentiate our product features or process capabilities in the future.

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

Other types of data storage technology, such as solid state storage or flash (semiconductor) memory compete with certain disk drive applications and negatively impact the demand for our products. Lower capacity storage needs increasingly are being met by flash memory. If flash memory suppliers overcome both the technical and economic limitations of flash memory storage and can offer better performance or more competitive cost per unit of capacity than disk drive products for higher capacity storage needs, demand for disk drives, and thus for our products, may decrease. Additionally, consumers’ demand for storage capacity may not continue to grow as expected as a result of how consumers store data, such as the emerging storage processes for cloud computing and storage virtualization. These factors, among others, could lead to lower capacity hard drives or solid state storage memory that could reduce demand for disk drive components, including our suspension assemblies. Our business, financial condition and results of operations could be materially adversely affected if the computer industry adopts technology that reduces or replaces disk drives as a computer data storage medium.

If the rate of data density improves at a significantly faster rate than the rate of increase in the demand for disk drive storage, demand for suspension assemblies may decrease.

Disk drive manufacturers have been able to steadily increase data density, and we believe that they will continue to do so for the foreseeable future. Increasing data density permits drive manufacturers to reduce the average number of disks in each disk drive, which in turn reduces the number of components they need per drive, including suspension assemblies. The average number of suspension assemblies required per disk drive was fairly stable from calendar 2005 to 2009 at approximately 2.9 and has since then increased to approximately 3.2 in 2011 and approximately 3.1 in 2012. If improvements in data density outpace growth in data storage capacity requirements, demand for our suspension assemblies may decline and we may not be able to maintain or expand our suspension assembly business.

We may have difficulty obtaining an adequate supply of raw materials that meet our strict specifications at reasonable prices.

Certain types of stainless steel, polyimide and photoresists are currently single-sourced because the raw materials provided by these sources meet our strict specifications. We have chosen to obtain certain other materials from a single or limited set of sources because of quality and pricing considerations. If we were not able to obtain an adequate supply of these materials from our current suppliers or if a current supplier were to exit the market, we could experience production delays and quality problems. Similarly, we obtain certain customized equipment and related repair parts from single sources because of the specialization of the equipment and the quality of these supply sources. In light of current uncertain market and economic conditions and the effect they may have on our suppliers, we are considering options that may reduce our risk of supply disruption.

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

We cannot be certain what impact the occurrence of natural disasters in certain regions, such as the recent earthquake and tsunami in Japan or the unprecedented flooding in Thailand, may have on demand for our products or our ability to produce and supply our products to our customers and to what extent our customers could decrease or cancel orders. For example, the recent flooding in Thailand resulted in the suspension of manufacturing at our Thailand assembly facility, and also constrained hard disk drive production in the near-term, which resulted in a material decrease in demand for suspension assemblies in 2012. Any such occurrences could cause sales of suspension assemblies and hard disk drives to be negatively affected by disruptions in the hard disk drive or PC supply chain, which could materially adversely affect our business, financial condition and results of operations.

BIOMEASUREMENT DIVISION

We do not know when, if ever, our BioMeasurement Division will be profitable.

We have a limited operating history in the medical device market. Our first-generation device was used primarily for research, our second-generation product, the InSpectra StO2 Tissue Oxygenation Monitor, was introduced to the trauma market in 2007 and the hand-held InSpectra StO2 Spot Check was introduced in 2011. Based on the current pace of adoption of the InSpectra StO2 systems and spending constraints in healthcare markets, our sales have been lower than expected. We do not know how many systems we will be able to sell, the sales breakdown between monitors and sensors, the profits we can expect or the amount of revenue that the products will generate. Despite restructuring and cost reductions, we continued to incur losses in 2012. We do not know if we will ever generate enough revenue from medical device sales to offset our expenditures on the division.

We do not know whether any of our medical products will achieve market acceptance.

Our marketing strategy must overcome the difficulties inherent in the introduction of new products to the medical community. Clinicians will not use the InSpectra StO2 systems unless they conclude, based on clinical data and personal evaluation experience, that StO2 gives them information that is valuable when making treatment decisions. If clinicians continue to rely on other methods when assessing the status of patients experiencing hemorrhagic and other types of shock, we will not be successful in selling the InSpectra StO2 systems. The development of new medical technology to assess tissue perfusion may render our products obsolete or uneconomical. Additionally, clinicians must be trained to use our InSpectra StO2 systems effectively. Convincing clinicians to dedicate the time and energy necessary for adequate training in the use of our device is challenging, and we do not know whether we will be successful in these efforts. If the InSpectra StO2 systems are not widely accepted by clinicians, are accepted more slowly than expected or are supplanted by superior technology, our ability to increase our sales may be materially adversely impacted.

We currently have limited experience as a company selling, marketing or distributing medical devices, which could impede the BioMeasurement Division’s ability to achieve profitability.

We have limited experience as a company in the marketing, sale and distribution of medical devices. We are marketing the InSpectra StO2 systems through the use of distributors and a limited direct sales force. Developing a distribution network is expensive and time consuming. Additionally, any distribution network that we develop will be competing against the experienced sales organizations used by other manufacturers of medical devices. We may not be able to develop this capability on a timely basis or at all. We face significant challenges and risks in establishing a distribution network and marketing our devices, including our ability to establish distributor relationships on terms acceptable to us, or at all; the ability of sales personnel to obtain access to or persuade adequate numbers of hospitals to purchase our device or clinicians to use our device; and government scrutiny associated with promotional activities in the healthcare industry. We also may face difficulties collecting accounts receivable balances, especially from purchasers in countries other than the United States. If we are unable to establish and maintain a marketing and distribution network, our BioMeasurement Division may be unable to generate sufficient revenue to become profitable, which would have a material adverse effect on our financial condition and results of operations.

The long sales cycle for the InSpectra StO2 systems will defer the generation of revenue by our BioMeasurement Division.

We believe that the InSpectra StO2 systems have a long sales cycle because they involve the introduction of and education about a new measurement to potential customers. The period between initial discussions with a potential customer and a sale of even a single device to that customer often takes between six and twelve months, depending on the potential customer’s budget and capital approval process. In addition, capital spending decreases by existing and potential customers may further delay their purchases of our products. Training of clinicians also may take a number of weeks after a customer decides to purchase the InSpectra StO2 system. Reliance by our potential customers on third-party payors, including government programs and private health insurance plans, to reimburse some or all of the cost of patient care, and cost containment measures that healthcare providers and third-party payors are instituting, both in the United States and internationally, also could harm sales of our products. These factors have created a significant lag in our ability to generate revenue and may contribute to substantial fluctuations in our quarterly operating results going forward, particularly during periods in which our sales volume is relatively low.

We may fail to comply with regulations, or be subject to product recalls, which could hurt our ability to sell and distribute our device and could subject us to fines, injunctions and penalties.

Our products are classified as medical devices and therefore are subject to governmental regulations in countries where they are sold. These regulations include registration, manufacturing, labeling, sale, promotion, importing, exporting and shipping. Failure to comply with these regulations could result in inability to sell, market, manufacture or ship our products and could subject us to recalls, fines, injunctions and penalties which could damage our business.

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

We own four buildings on a site of approximately 163 acres in Hutchinson, Minnesota used by both our Disk Drive Components Division and our BioMeasurement Division. The buildings have an aggregate of approximately 790,000 square feet of floor area, 20,000 of which are leased to a third party. This site serves as our corporate headquarters, our center for research and development, our BioMeasurement Division site and for manufacturing of suspension assemblies and precision components for several industries outside of the disk drive industry. We also lease a 20,000 square foot warehouse and a 7,200 square foot fabrication shop near the Hutchinson site.

We own a manufacturing plant in Eau Claire, Wisconsin used by our Disk Drive Components Division, which is approximately 859,000 square feet. This site includes component and assembly manufacturing operations and office space.

We lease a building of approximately 100,000 square feet located in Plymouth, Minnesota that is used by our Disk Drive Components Division for stamping operations and office space. We do not intend to renew this lease when it expires at the end of calendar 2014 at which point we expect to consolidate all activity at that location into our other facilities.

In 2010, we completed construction of our assembly manufacturing plant in Ayutthaya, Thailand that is used by our Disk Drive Components Division to assemble a portion of our Disk Drive Components Division products. The plant is approximately 123,000 square feet. Early in 2012, severe flooding in Thailand required us to suspend assembly operations at our Thailand facility. By the end of 2012, we resumed production at that facility and began shipping products for customer qualification.

Through our wholly owned subsidiaries, we also lease offices used by our Disk Drive Components Division for customer service and support in the People’s Republic of China.

We believe that our existing facilities will be more than adequate to meet our anticipated requirements for 2013.

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

We are a party from time to time to ordinary routine litigation incidental to our business. The outcome of such claims, if any, is not expected to materially affect our current or future financial position or results of operations.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $.01 par value, trades on the NASDAQ Global Select Market under the symbol HTCH. For price information regarding our common stock, see Note 11 to the consolidated financial statements contained in Item 15. As of December 5, 2012, our common stock was held by 535 shareholders of record.

Dividends

We have never paid any cash dividends on our common stock. Further, our revolving credit and security agreement with PNC Bank and the indenture governing our 8.50% Secured Notes each limit our ability to declare dividends. We currently intend to retain all earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by our board of directors.

Performance Graph

Set forth below is a graph comparing, for a period of five fiscal years ended September 30, 2012, the yearly cumulative total shareholder return of the S&P 500 Index and the AMEX Disk Drive Index. The comparison of total shareholder returns assumes that $100 was invested on September 30, 2007, in each of our company, the S&P 500 Index and the AMEX Disk Drive Index, and that dividends were reinvested when and as paid.

	2007	2008	2009	2010	2011	2012
Hutchinson Technology Incorporated	$100.00	$46.99	$28.66	$13.74	$8.13	$7.11
AMEX Disk Drive Index (DDX)	$100.00	$33.73	$66.77	$70.37	$60.27	$70.52
S&P 500 INDEX	$100.00	$61.60	$68.41	$75.24	$74.43	$94.36

Stock Repurchase Program

On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. The maximum dollar value of shares that may yet be purchased under the share repurchase plan is $72,368,000. We have made no repurchases under this program since 2008. The program does not have an expiration date and we may from time to time seek to repurchase additional shares through open market purchases, privately negotiated transactions or otherwise. The terms of the revolving credit and security agreement between us and PNC Bank and the indenture governing our 8.50% Secured Notes each limit our ability to repurchase shares of our common stock.

Item 6.	Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL DATA
Hutchinson Technology Incorporated and Subsidiaries

	2012	2011	2010	2009	2008

FOR THE YEAR:
Net sales	$248,589	$278,090	$347,189	$408,022	$631,619
Gross profit	3,521	10,351	32,965	7,534	85,480
Percent of net sales	1%	4%	9%	2%	14%
Loss from operations	$(40,127)	$(51,830)	$(47,986)	$(175,517)	$(30,598)
Percent of net sales	(16)%	(19)%	(14)%	(43)%	(5)%
Net (loss) income	$(48,642)	$(55,565)	$(58,922)	$(168,707)	$(106,867)
Percent of net sales	(20)%	(20)%	(17)%	(41)%	(17)%
Capital expenditures	$27,880	$13,506	$31,382	$20,609	$65,603
Research and development expenses	16,474	14,592	21,429	26,776	39,711
Depreciation expenses	38,779	46,941	50,751	73,508	105,423
Cash flow from operating activities	38,092	(2,538)	13,742	19,300	90,336

AT YEAR END:
Receivables	$25,318	$52,062	$55,478	$71,893	$109,775
Inventories	41,432	55,018	53,568	46,878	76,459
Working capital	87,120	121,314	177,365	181,748	301,135
Net property, plant and equipment	202,468	223,134	258,233	279,336	415,088
Total assets	336,288	401,005	479,712	635,487	881,287
Total debt and capital leases	136,930	154,840	176,471	270,214	334,752
Total debt and capital leases as a percentage of total capitalization	45%	43%	40%	46%	41%
Shareholders’ equity	$167,830	$206,322	$264,678	$321,710	$481,292
Return on shareholders’ equity	(26)%	(24)%	(20)%	(42)%	(19)%
Number of employees	2,060	2,317	2,546	2,448	4,591
Shares of stock outstanding	23,900	23,387	23,371	23,359	22,941

PER SHARE INFORMATION:
Net (loss) income — diluted	$(2.06)	$(2.38)	$(2.52)	$(7.27)	$(4.38)
Shareholders’ equity (book value)	7.02	8.82	11.33	13.77	20.98
Price range
High	2.49	4.30	11.40	11.58	27.61
Low	1.25	2.00	2.74	1.28	11.34

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Though the overall market for suspension assemblies grew in 2010 and 2011, our net sales decreased significantly in those years because of market share losses. Our shipments of suspension assemblies declined 7% in 2010 and 11% in 2011.

In 2011, improvements in our TSA+ product yield and output, together with a faster than expected ramp of our assembly operation in Thailand, provided an opportunity to further lower our operating costs through a consolidation and restructuring plan. With the transition from our legacy TSA component manufacturing process to our more automated TSA+ process, we needed fewer employees to meet customers’ volume requirements. Additionally, progress at our Thailand assembly operation enabled us to accelerate the transition of assembly manufacturing to that location and consolidate our Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin.

Early in 2012, severe flooding in Thailand required us to suspend our assembly operations at our Thailand manufacturing facility in the second week of October 2011. In addition to the negative impact on our operations, the flooding in Thailand temporarily constrained the overall production capacity of the hard disk drive supply chain in the first half of the year. In the second half of the year, overall disk drive production capacity recovered from the flooding; however, demand for disk drives weakened in the world market. These factors were the primary causes of a 14% decrease in our suspension assembly shipments in 2012.

By the end of 2012, we resumed production at our Thailand manufacturing facility and began shipping products for customer qualification. We had approximately half of our pre-flood capacity installed by the end of 2012 and expect to fully return to pre-flood capacity levels by the middle of 2013. By the end of our third quarter of 2013, we expect to have about one-half of our total assembly output coming from our Thailand operation. Near the end of 2013, we expect to have full capacity for the Thailand site installed and shortly thereafter, we should begin realizing the full cost benefits for the operation.

As part of our continued focus on overall cost reduction, we identified approximately 65 positions to be eliminated in the U.S. subsequent to the end of 2012. We estimate that our 2013 first quarter results will include a charge of approximately $1,000,000 for severance costs related to this workforce reduction. We are also further consolidating our manufacturing operations at our Eau Claire, Wisconsin and Hutchinson, Minnesota sites. We expect these consolidations will result in approximately $3,000,000 of accelerated depreciation in 2013 and may result in asset impairment write-offs in the range of $3,000,000 to $6,000,000 in 2013. We are making changes in our overall cost structure with a goal of having a business model that is cash-neutral or better, as we get further into 2013, at shipment volumes of 8 million per week. As volumes grow to more than 8 million per week, we believe we’ll be able to generate positive free cash flow.

As we progress through 2013, we expect our financial results to benefit from higher shipment volume and improved fixed cost leverage, improvements in our TSA+ efficiency and output, increased adoption of DSA suspensions, the cost advantages we will realize as we increase output from our Thailand assembly operation and our continued focus on cost reduction.

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

Thailand Flooding

Early in 2012, severe flooding in Thailand required us to suspend our assembly operations at our Thailand manufacturing facility in the second week of October 2011. We have leveraged our U.S. assembly operations to offset the temporary loss of capacity in Thailand. This resulted in our retaining approximately 120 employees in our Hutchinson, Minnesota manufacturing facility that we previously expected to terminate and whose anticipated severance and benefits were included in our 2011 severance and benefits charges. This resulted in a reduction of $895,000 in our severance and benefits expense during our first quarter of 2012.

During our fourth quarter of 2011, which ended before the flooding, approximately one-third of our sales originated out of our Thailand assembly facility and our Thailand operations had an assembly capacity of four to five million parts per week. After review of the flood mitigation plans of the Thai government and those of the industrial park where our plant is located, we are proceeding with plans to restore our Thailand manufacturing facility to pre-flood output levels. The industrial park has completed construction of a flood wall and we have restored our manufacturing facility and qualified its clean room. We resumed production at that facility and began shipping products for customer qualification during the third quarter of 2012. We had approximately half of our pre-flood capacity installed by the end of 2012 and expect to fully return to pre-flood capacity levels by the middle of 2013. Near the end of 2013, we expect to have full capacity for the Thailand site installed and shortly thereafter, we should begin realizing the full cost benefits for our Thailand operation.

In 2012, as a result of the flooding in Thailand we recorded flood-related costs of $20,360,000 and, in total, we spent approximately $27,000,000 for incremental costs, capital expenditures for site restoration and equipment replacement, recovery expenses, and inventory replenishment. These costs were partially offset by $25,000,000 in insurance proceeds. We estimate we will spend an additional $5,000,000 in 2013 to restore our Thailand manufacturing operation to pre-flood capacity levels and to cover the incremental costs of manufacturing in the United States. These amounts do not include lost profits from the lower demand due to constraints in the overall capacity in the disk drive supply chain as a result of the flooding.

Our flood insurance policy in effect at the time of the October 2011 Thailand flood had a one-year term and has expired. We have evaluated flood-related insurance available to us, assessing our current flood risk compared to the cost of flood insurance. Our current flood coverage under a Thailand Government program is approximately $20,000,000 in addition to our current insurance flood coverage of approximately $1,000,000 for our Thailand facility.

Our available assembly capacity and vertically integrated components operations in the U.S. are enabling us to meet current levels of customer demand and should provide us with the flexibility to respond to increases in demand as we continue to restore our Thailand manufacturing operation by the end of 2013.

General Business

The following table sets forth our quarterly suspension assembly shipment quantities for our Disk Drive Components Division in millions for the periods indicated:

	2011 by Quarter				2012 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
Suspension assembly shipment quantities	107	102	118	127	89	97	100	105

The flooding in Thailand temporarily constrained the overall production capacity of the hard disk drive supply chain in 2012. Additionally, some hard disk drive manufacturers temporarily reduced the average capacity size of their disk drives to maximize their use of the components that have been in short supply, and therefore, maximize the number of disk drives that they were able to ship. This may have temporarily reduced the number of suspensions per disk drive. These factors caused a material decrease in our suspension assembly demand. In our first quarter of 2012, shipments decreased 38 million or 30% compared to the fourth quarter of 2011 due to the flood-related capacity constraints at our customers. Our second quarter of 2012 shipments increased sequentially in all segments, with the largest percentage increase in shipments for enterprise applications. We estimate that we maintained our overall suspension assembly market share in both the first and second quarters of 2012, compared to the preceding quarter, by leveraging our vertically integrated U.S. operations to meet customers’ needs. Our third quarter of 2012 shipments increased slightly compared with the preceding quarter but demand for our suspension assemblies declined by more than 15% in the final five weeks of the quarter compared with the quarter’s first eight weeks, primarily due to weakened disk drive demand. Our 14-week fiscal fourth quarter of 2012 shipments totaled 105 million, down 2% on a weekly shipment basis compared with the 13-week fiscal third quarter of 2012. Decreased shipments of suspensions for enterprise applications were partially offset by an increase in shipments of suspensions for mobile applications. Industry sources estimate that disk drive shipments in the quarter ended September 2012 declined by 11% compared with the preceding quarter. Increased allocations on our existing programs and participation on new program ramps helped offset the near-term market weakness. We expect our first quarter of 2013 suspension assembly shipments will be about 100 to 105 million, an increase of 2% to 7% on a weekly basis compared with the 14-week fiscal 2012 fourth quarter. Hard disk drive shipments in the first quarter of 2013 are expected to be about flat with the preceding quarter.

We shipped 259 million TSA+ suspension assemblies during 2012, up from 238 million in 2011 and 116 million in 2010. TSA+ suspensions accounted for 85% of our fourth quarter of 2012 shipments. Subtractive TSA suspensions continue to be phased out in favor of our more capable and lower cost additive TSA+ suspensions. We are also purchasing additive flexures to fill other customer requirements. As the shift in our product mix from subtractive TSA suspensions to additive TSA+ suspensions continues, and we make further improvements in our TSA+ process efficiency and capacity utilization, we expect to realize additional cost reductions.

Our average selling price was $0.60 in both 2012 and 2011, and $0.66 in 2010. Suspension assembly pricing fluctuates from quarter to quarter and is likely to remain competitive, though normal pricing pressures have recently been offset primarily due to the mix of product sold.

Our gross profits have fluctuated and will continue to fluctuate based upon a variety of factors, key among them being changes in demand for our suspension assemblies. Our customers often prefer a multiple source supply strategy and, therefore, may allocate their demand among suppliers. We plan our production and inventory based primarily on forecasts of customer demand. Certain agreements with our customers also provide that we maintain minimum finished goods inventory levels for them. Both customer demand and the resulting forecasts often fluctuate substantially. These factors, among others, create an environment where scheduled production and capacity utilization can vary significantly from week to week, leading to variability in gross profits and difficulty in estimating our position in the marketplace.

In 2012, gross profit was $3,521,000, or 1% of net sales, compared to a gross profit of $10,351,000, or 4% of net sales, for 2011. The lower shipment volume during 2012 and resulting impact on our ability to leverage our fixed costs prevented us from meeting our expectations for gross profit. We estimate cost of goods sold in 2012 also included approximately $11,000,000 in incremental costs, while we have relied on our U.S. assembly operations for the majority of our production. We estimate that these costs will decrease as our production in Thailand ramps. Near the end of 2013, we expect to have full capacity for the Thailand site installed and shortly thereafter, we should begin realizing the full cost benefits for the operation.

We expect gross profit to improve in 2013 as our shipment volume increases and as we ramp our Thailand assembly operations. Improvement in our gross profits and operating profits will depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. Our business is capital intensive and requires a high level of fixed costs. Our profits are sensitive to our level of fixed costs, as well as changes in volume, capacity utilization and product mix. In the future, we may need to adjust our overall employment level due to fluctuating demand. Our overall employment level was 2,546 at the end of 2010, 2,317 at the end of 2011 and 2,060 at the end of 2012.

Our shipments of dual-stage actuated, or DSA, suspension assemblies is increasing. We continue to work with multiple customers on DSA programs. DSA suspensions accounted for 5% of our fourth quarter of 2012 suspension assembly shipments, up from 1% in the third quarter of 2012. We expect DSA suspension assemblies will become an increasing portion of our shipments by the end of 2013. DSA suspensions carry a higher selling price but are more costly to manufacture.

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

Our BioMeasurement Division is engaged in the development, production and commercialization of products for the medical device market. Lower than expected sales of the InSpectra StO2 systems and spending constraints in healthcare markets world-wide led us to make operating changes within the BioMeasurement Division. We have substantially reduced costs to narrow the division’s operating losses. The division’s losses from operations were $4,958,000 for 2012, $9,161,000 for 2011, and $23,959,000 for 2010. The BioMeasurement Division’s loss for 2010 included $2,294,000 of asset impairments in this division. Subsequent to the end of 2012, we made additional reductions in the BioMeasurement Division’s headcount in order to further reduce costs.

Disk Drive Market Trends

Our suspension assemblies are components in hard disk drives used in computers and a variety of consumer electronics and enterprise storage products. We believe that the continued growth of digital content world-wide requires increasingly higher storage capacity in order to store, aggregate, host, distribute, manage and backup content, which we believe will continue to result in increased demand for disk drives.

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

The demand for disk drives and, therefore, suspension assemblies can be volatile as experienced since calendar 2009 due to market and world economic conditions. In a weak economy, consumer and business spending tends to decline and demand for computer systems and other consumer electronics and enterprise storage products tends to decrease. Demand for suspension assemblies, therefore, may be adversely impacted as a result of a weaker economy.

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

The development of next-generation read/write technology and the introduction of new types or configurations of read/write heads configurations and sizes, and the continuing improvement in data density and the use of disk drives in consumer electronics and enterprise storage applications will require even finer electrical conductors on the suspension assembly. Next-generation disk drives also may require additional electrical conductors. These changes may temporarily increase our development spending and reduce our manufacturing yields and efficiencies. We are investing in developing the process capabilities and related capital equipment required to meet new industry specifications in 2013 and beyond.

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

2012 Operations to 2011 Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for each period presented.

	Percentage of Net Sales
	2012	2011	2010
Net sales	100%	100%	100%
Cost of sales	99	96	91
Gross profit	1	4	9
Research and development expenses	7	5	6
Selling, general and administrative expenses	10	15	16
Severance and other expenses	1	3	1
Debt refinancing costs	1	–	–
Flood-related costs, (net of insurance recoveries)	(2)	–	–
Loss from operations	(16)	(19)	(14)
Gain on extinguishment of debt	2	3	*
Other income, net	1	1	2
Interest expense	(7)	(5)	(5)
Gain (loss) on short- and long-term investments	*	*	*
Loss before income taxes	(20)	(20)	(17)
Provision (benefit) for income taxes	*	*	*
Net loss	(20)%	(20)%	(17)%
_____________
*	Less than 1%.

Net sales for 2012 were $248,589,000, compared to $278,090,000 for 2011, a decrease of $29,501,000. Suspension assembly sales decreased $36,447,000, primarily as a result of a 14% decrease in suspension assembly unit shipments. Our average selling price remained at $0.60 in both 2012 and 2011. The decrease in unit shipments was primarily a result of the flood-related capacity constraints at our customers’ Thailand facilities. Suspension assembly component sales were $4,051,000 in 2012, primarily as a result of the flood-related capacity constraints in the disk drive industry creating demand for our suspension assembly components. We had no suspension assembly component sales in 2011. Net sales in our BioMeasurement Division were $1,472,000 in 2012, compared to $2,352,000 in 2011.

Gross profit for 2012 was $3,521,000, compared to $10,351,000 for 2011, a decrease of $6,830,000. Gross profit was 1% of net sales in 2012, compared to 4% in 2011. The lower gross profit in 2012 was primarily the result of reduced sales, which reduced our ability to cover our fixed costs, as discussed above, partially offset by decreased spending as a result of our 2011 consolidation and restructuring plan.

Research and development expenses for 2012 were $16,474,000, compared to $14,592,000 for 2011, an increase of $1,882,000. The increase was primarily related to higher labor expenses as a result of increased spending on TSA+ process and capacity improvements and new process technology. Research and development expenses specific to our BioMeasurement Division were $660,000 in 2012 and $1,295,000 in 2011. Research and development expenses were 7% of net sales in 2012 and 5% in 2011.

Selling, general and administrative expenses for 2012 were $28,599,000, compared to $40,844,000 for 2011, a decrease of $12,245,000. The lower selling, general and administrative expenses were primarily due to cost savings from our 2011 restructuring actions. Selling, general and administrative expenses as were 11% of net sales in 2012 and 15% in 2011. Selling, general and administrative expenses specific to our BioMeasurement Division were $3,829,000 in 2012 and $8,089,000 in 2011.

During the first quarter of 2012, severance and other expenses were reduced $711,000. We reversed $895,000 of previously accrued severance and benefits expenses, partially offset by $184,000 of other expenses incurred related to our site consolidation plans. As a result of leveraging our U.S. assembly operations to offset the temporary loss of manufacturing capacity in Thailand, we retained approximately 120 employees in our Hutchinson, Minnesota manufacturing facility that we previously expected to terminate and whose anticipated severance and benefits were included in our 2011 severance and benefits expenses.

During the second quarter of 2011, we announced a manufacturing consolidation and restructuring plan that included eliminating approximately 800 positions from our U.S. workforce. The workforce reduction and manufacturing consolidation resulted in a charge for severance and other expenses of $6,745,000, of which $692,000 was related to our BioMeasurement Division.

Debt refinancing costs for 2012 were $4,127,000. Because the terms of the 8.50% Secured Notes issued March 30, 2012 in exchange for 3.25% Notes were not substantially different, debt modification accounting was applied in accordance with Financial Accounting Standards Board (FASB) guidance. The debt refinancing costs associated with the debt transactions were expensed as incurred.

As a result of the flooding in Thailand, during 2012, we recorded $4,640,000 of insurance recoveries, net of flood-related costs, which included $25,000,000 of flood insurance recoveries, partially offset by $20,360,000 of asset impairments, inventory write-downs, and Thailand operating and site restoration costs, as discussed above.

Loss from operations for 2012 included a $4,958,000 loss from operations for our BioMeasurement Division compared to a $9,161,000 loss for 2011. The BioMeasurement Division operating loss in 2012 was reduced by restructuring actions, partially offset by $692,000 of severance costs.

The gain on short- and long-term investments for 2012 was $567,000, compared to a gain of $978,000 for 2011. The gain in 2012 and 2011 was due to payments we received under a settlement agreement. Auction rate securities (“ARS”) previously held by us were subsequently sold by the settlement parties at a price that was higher than the price identified in the settlement agreement.

In March 2012, we issued $78,931,000 aggregate principal amount of 8.50% Secured Notes. We issued $38,931,000 aggregate principal amount of 8.50% Secured Notes pursuant to an effective registration statement relating to an offer to purchase for cash or exchange for new securities any and all of our outstanding 3.25% Notes (the “3.25% Tender/Exchange Offer”). We issued the remaining $40,000,000 aggregate principal amount of 8.50% Secured Notes in a private placement that included the issuance of warrants to purchase 3,869,000 shares of our common stock. The total purchase price for the 8.50% Secured Notes and warrants issued in the private placement was $39,400,000.

In accordance with the terms of the 3.25% Tender/Exchange Offer, we made cash payments totaling $16,877,700, plus accrued and unpaid interest, for the purchase of $21,097,125 aggregate principal amount of 3.25% Notes. Applying debt extinguishment accounting to the purchases, we recorded a gain on extinguishment of debt of $3,268,000. We also issued $38,931,000 aggregate principal amount of 8.50% Secured Notes, and made cash payments in lieu of partial notes and for accrued and unpaid interest, in exchange for $43,260,000 aggregate principal amount of 3.25% Notes. Because the terms of the 8.50% Secured Notes and outstanding 3.25% Notes were not substantially different, debt modification accounting was applied in accordance with FASB guidance. As a result, no gain or loss was recorded on the debt exchange.

In April 2012, we purchased for cash $26,666,000 aggregate principal amount of 8.50% Convertible Notes, which was partially funded by $19,999,500 of residual proceeds from the private placement of 8.50% Secured Notes. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $2,629,000.

In February 2011, we retired an aggregate principal amount of $75,294,000 of the 3.25% Notes. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $40,000,000 aggregate principal amount of the 8.50% Convertible Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. In July 2011, we completed another exchange, in which we issued $45,170,000 aggregate principal amount of the 8.50% Convertible Notes and made aggregate cash payments of $3,091,000 in exchange for $45,963,000 aggregate principal amount of the 3.25% Notes. A total of $76,243,000 aggregate principal amount of the 3.25% Notes remained outstanding after completion of the July 2011 exchange. We determined that the purchases and exchanges were a substantial debt modification and applied debt extinguishment accounting. The difference between the fair value and the carrying value of the liability component of our debt at the date of extinguishment was recorded as an $8,382,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,977,000 reduction to additional paid-in capital.

2011 Operations to 2010 Operations

Net sales for 2011 were $278,090,000, compared to $347,189,000 for 2010, a decrease of $69,099,000. Suspension assembly sales decreased $67,162,000, primarily as a result of an 11% decrease in suspension assembly unit shipments and our average selling price decreased 9% year-over-year from an average of $0.66 in 2010 to an average of $0.60 in 2011 due to a competitive pricing environment and the mix of product shipped. The decrease in suspension assembly unit shipments in 2011 was primarily due to market share losses. Net sales in our BioMeasurement Division were $2,352,000 in 2011, compared to $2,414,000 in 2010.

Gross profit for 2011 was $10,351,000, compared to $32,965,000 for 2010, a decrease of $22,614,000. Gross profit was 4% of net sales in 2011, compared to 9% in 2010. The lower gross profit in 2011 was primarily the result of reduced sales, which reduced our ability to cover our fixed costs, no longer classifying our Thailand assembly manufacturing start-up expenses as selling, general and administrative expenses and $3,150,000 of accelerated depreciation as a result of the 2011 consolidation and restructuring plan. These were partially offset by the cost savings from our 2011 consolidation and restructuring plan discussed above.

Research and development expenses for 2011 were $14,592,000, compared to $21,429,000 for 2010, a decrease of $6,837,000. The decrease was primarily related to lower labor expenses as a result of cost reduction actions. Research and development expenses specific to our BioMeasurement Division were $1,295,000 in 2011 and $5,033,000 in 2010. Research and development expenses were 5% of net sales in 2011 and 6% in 2010.

Selling, general and administrative expenses for 2011 were $40,844,000, compared to $55,848,000 for 2010, a decrease of $15,004,000. The lower selling, general and administrative expenses were primarily due to classifying our Thailand assembly manufacturing expenses as cost of sales beginning with the quarter ended March 27, 2011 and lower BioMeasurement Division expenses primarily due to restructuring actions. Selling, general and administrative expenses were 15% of net sales in 2011 and 16% in 2010. Selling, general and administrative expenses specific to our BioMeasurement Division were $8,089,000 in 2011 and $17,358,000 in 2010.

During the second quarter of 2011, we announced a manufacturing consolidation and restructuring plan that included eliminating approximately 800 positions from our U.S. workforce. The workforce reduction and manufacturing consolidation resulted in a charge for severance and other expenses of $6,745,000, of which $692,000 was related to our BioMeasurement Division. At the end of 2011, $1,741,000 remained to be paid. Subsequent to year-end, due to the flooding in Thailand, we leveraged our U.S. assembly operations to offset the temporary loss of capacity in Thailand. This resulted in our retaining approximately 120 employees in our Hutchinson, Minnesota manufacturing facility that we previously expected to terminate and that were included in our expected 2011 severance charges. This resulted in reduction of our severance and benefit expense of $895,000 during our quarter ending December 25, 2011. The workforce reductions are expected to be completed by the end of our second quarter 2012.

During the fourth quarter of 2010, we announced actions to reduce costs, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $3,674,000.

Loss from operations for 2011 included a $9,161,000 loss from operations for our BioMeasurement Division compared to a $23,959,000 loss for 2010. The BioMeasurement Division’s loss for 2010 included $2,294,000 of asset impairments in this division. The BioMeasurement Division operating loss in 2011 was reduced by restructuring actions.

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

In February 2011, we retired an aggregate principal amount of $75,294,000 of the 3.25% Notes. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $40,000,000 aggregate principal amount of the 8.50% Convertible Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. In July 2011, we completed another exchange, in which we issued $45,170,000 aggregate principal amount of the 8.50% Convertible Notes and made aggregate cash payments of $3,091,000 in exchange for $45,963,000 aggregate principal amount of the 3.25% Notes. A total of $76,243,000 aggregate principal amount of the 3.25% Notes remained outstanding after completion of the July 2011 exchange. We determined that the purchases and exchanges were a substantial debt modification and applied debt extinguishment accounting. The difference between the fair value and the carrying value of the liability component of our debt at the date of extinguishment was recorded as an $8,382,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,977,000 reduction to additional paid-in capital.

The income tax provision for 2011 was $86,000 compared to a benefit of $1,585,000 for 2010. The income tax benefit for 2010 was primarily due to a change in U.S. tax law that enabled us to carry back some of our operating losses to prior years and apply for a refund of taxes paid in those years. This benefit was partially offset by foreign income tax expense.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations, our revolving credit and security agreement with PNC Bank, and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents decreased from $60,174,000 at September 25, 2011, to $59,072,000 at September 30, 2012. Our short-term investments restricted decreased from $1,612,000 to $1,200,000 during the same period. In total, our cash and cash equivalents and short-term investments restricted decreased by $1,514,000. This decrease was primarily due to $37,154,000 used for repayment of debt, $27,880,000 for capital expenditures, $10,409,000 in net repayments of borrowings from our credit facility, and $4,127,000 of debt refinancing costs. These decreases were offset by $39,400,000 in proceeds from the private placement of debt and $38,092,000 of cash provided by operations, which included $25,000,000 of flood insurance proceeds. The reduction of the amounts in trade receivables from September 30, 2012 to September 25, 2011 of $23,560,000 was due to lower sales and an improvement in customer payment terms which reduced our days sales outstanding.

In recent years, our net sales have decreased significantly. With ongoing uncertain market and economic conditions, we are continuing to carefully manage our cost structure and cash position to ensure that we will meet our debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve profitability. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations, our credit facility and additional financing, if needed and as available given contractual restrictions, current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, other debt service requirements, debt and capital expenditures through 2013. We currently have outstanding $11,886,000 aggregate principal amount of our 3.25% Notes; $58,504,000 aggregate principal amount of our 8.50% Convertible Notes and $78,931,000 aggregate principal amount of our 8.50% Secured Notes. Holders of our 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013 and holders of our 8.50% Convertible Notes may require us to purchase all or a portion of their 8.50% Convertible Notes for cash as early as January 15, 2015.

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

At a special meeting held June 2011, our shareholders approved the issuance of up to $40,000,000 aggregate principal amount of additional 8.50% Convertible Notes (and the issuance of our common stock upon conversion thereof) for cash in one or more future private placements or registered offerings. Accordingly, we may, but are not obligated to, issue a limited amount of additional 8.50% Convertible Notes without further shareholder approval.

We are making changes in our overall cost structure with a goal of having a business model that is cash-neutral or better, as we get further into 2013, at shipment volumes of 8 million per week. As volumes grow to more than 8 million suspension assemblies per week, we believe we’ll be able to generate positive free cash flow.

PNC Bank Credit Facility – In September 2011, we entered into a revolving credit and security agreement with PNC Bank. The credit agreement provides us with a revolving credit facility in a principal amount of up to $35,000,000, subject to a borrowing base. The credit facility is secured by substantially all of the personal and real property of Hutchinson Technology Incorporated. The maturity date of the credit facility is October 1, 2014 if, by October 1, 2012, the aggregate outstanding principal amount of the 3.25% Notes is reduced to $50,000,000 or less and we have at least $50,000,000 of liquidity remaining; otherwise the maturity date is October 1, 2012. Because the completion of the 3.25% Tender/Exchange Offer reduced the aggregate outstanding principal amount of the 3.25% Notes to $11,886,000 and we had more than $50,000,000 of liquidity remaining, the maturity date of the credit facility was extended to October 1, 2014. The credit agreement contains customary representations, warranties, covenants and events of default that, among other things, limit our and our restricted subsidiaries’ ability to incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investment; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; enter into operating leases; merge consolidate or sell substantially all of our assets; make capital expenditures; change the nature of our business; and expend the assets or free cash flow of certain subsidiaries.  The agreement also contains certain financial covenants that require us to maintain a minimum fixed charge coverage ratio, EBITDA and minimum liquidity. We maintain an account at PNC Bank with a minimum balance of $15,000,000, as required under the credit agreement. During 2012, the maximum amount outstanding on our credit facility was $10,409,000, which was fully repaid in October 2011. We did not draw upon the credit facility during 2012.

The suspension of production at our Thailand facility during October 2011 triggered an event of default provision related to business interruptions under our credit agreement with PNC Bank, and we obtained a waiver of the event of default in December 2011.

In February 2012, we entered into a consent and amendment to our credit agreement with PNC Bank, which itself was further amended in March 2012. Under the amended consent and amendment, PNC Bank consented to our use of the proceeds from the private placement of 8.50% Secured Notes to purchase a portion of our outstanding 8.50% Convertible Notes.

In July 2012, we entered into an additional amendment to our credit agreement with PNC Bank as agent and a lender. The amendment modified certain of the financial covenants under the existing agreement, (i) to eliminate the fixed charge coverage ratio requirement for our fiscal quarters ended June 24, 2012 and September 30, 2012 and provide for aggregating the applicable measurement periods starting with our quarter ending December 30, 2012 and (ii) to implement an additional EBITDA requirement for 2012. With this amendment in place, we were in compliance with the terms, provisions and financial covenants of the credit agreement as of September 30, 2012. If we are unable to generate sufficient operating results in future quarters, we may be out of compliance with financial covenants in the credit agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period.

Debt Restructuring – In March 2012, we issued $78,931,000 aggregate principal amount of 8.50% Secured Notes. We issued $38,931,000 aggregate principal amount pursuant to an effective registration statement relating to the 3.25% Tender/Exchange Offer. We issued the remaining $40,000,000 aggregate principal amount of 8.50% Secured Notes in a private placement that included the issuance of warrants to purchase 3,869,000 shares of our common stock. The total purchase price for the 8.50% Secured Notes and warrants issued in the private placement was $39,400,000.

In accordance with the terms of the 3.25% Tender/Exchange Offer, we made cash payments totaling $16,877,700, plus accrued and unpaid interest, for the purchase of $21,097,125 aggregate principal amount of 3.25% Notes. Applying debt extinguishment accounting to the purchases, we recorded a gain on extinguishment of debt of $3,268,000. We also issued $38,931,000 aggregate principal amount of 8.50% Secured Notes, and made cash payments in lieu of partial notes and for accrued and unpaid interest, in exchange for $43,260,000 aggregate principal amount of 3.25% Notes. Because the terms of the 8.50% Secured Notes and outstanding 3.25% Notes were not substantially different, debt modification accounting was applied in accordance with FASB guidance. As a result, no gain or loss was recorded on the debt exchange. A total of $11,886,000 aggregate principal amount of 3.25% Notes, included in Current maturities of long-term debt, remained outstanding after completion of the 3.25% Tender/Exchange Offer.

In April 2012, we purchased for cash $26,666,000 aggregate principal amount of 8.50% Convertible Notes, which was partially funded by $19,999,500 of residual proceeds from the private placement of 8.50% Secured Notes. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $2,629,000.

8.50% Secured Notes – The 8.50% Secured Notes bear interest at a rate of 8.50% per annum, payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2012 and are set to mature on January 15, 2017 unless redeemed or repurchased in accordance with their terms. They are secured by liens on all assets securing our existing or future senior secured credit facilities (other than certain excluded assets), which liens rank junior in priority to any liens securing our senior secured credit facilities and other permitted priority liens.

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

Holders of the warrants issued in connection with the 8.50% Secured Notes are entitled to participate pro rata in any dividends or other distributions (whether in cash, securities or other assets) paid, or rights offered, to holders of our common stock on an as-exercised basis. The warrants are also eligible for adjustment as necessary to protect from the dilutive effects of recapitalizations, reclassifications, stock splits and similar transactions. As of September 30, 2012, warrants to purchase 447,837 shares had been exercised, which resulted in the issuance of 445,837 shares of common stock during 2012.

Capital Expenditures – Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $27,880,000 for 2012, $13,506,000 for 2011 and $31,382,000 for 2010. Capital expenditures for 2012 were primarily for new program tooling, new process technology and capability improvements, and Thailand recovery. Capital expenditures for 2011 were primarily for manufacturing equipment for new process technology and capability improvements, new program tooling and Thailand assembly related equipment. Capital expenditures for 2010 were primarily for additional TSA+ flexure production capacity, establishing our Thailand assembly operation and new program tooling. We currently anticipate capital expenditures to be $15,000,000 to $20,000,000 in 2013, primarily for manufacturing equipment for new process technology and capability improvements, such as DSA suspension assemblies and product tooling. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents, our revolving credit and security agreement with PNC Bank or additional financing, if available given current credit market conditions.

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

Share Repurchase Program – In 2008, our board of directors approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. The maximum dollar value of shares that may yet be purchased under the share repurchase program is $72,368,000. We have not repurchased any shares since 2008.

Contractual Obligations

The following table presents our contractual obligations at September 30, 2012 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Total debt	$149,321	$11,886	$58,504	$78,931	$–
Interest expense	43,390	12,162	21,164	10,064	–
Operating leases	4,368	2,615	1,747	6	–
Total	$197,079	$26,663	$81,415	$89,001	$–

As of September 30, 2012, the liability balance for uncertain tax positions was $7,483,000. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

We currently have outstanding $11,886,000 aggregate principal amount of our 3.25% Notes. Holders of our 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash as early as January 15, 2013. We also currently have outstanding $58,504,000 aggregate principal amount of our 8.50% Convertible Notes. Holders of our 8.50% Convertible Notes may require us to purchase all or a portion of their 8.50% Convertible Notes for cash as early as January 15, 2015. The outstanding $78,931,000 aggregate principal amount of our 8.50% Secured Notes matures on January 15, 2017.

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

Income Taxes - We account for income taxes in accordance with FASB guidance on accounting for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized based on future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our statement of operations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 30, 2012, and September 25, 2011, we had valuation allowances of $203,463,000 and $186,447,000, respectively. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance was appropriate. Accordingly, we concluded that a full valuation allowance is appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

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

We have no earnings or cash flow exposure due to market risk on our debt obligations that are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At September 30, 2012, we had fixed rate debt of $149,321,000, with a fair market value of $122,019,000. We used trading activity to determine the fair market value of the 3.25% Notes and 8.50% Convertible Notes. The 8.50% Secured Notes had not experienced significant trading activity, therefore the estimate was based on the closing market price of similar debt as of the end of the fiscal year.

As of September 30, 2012 we had no borrowings under our credit facility with PNC Bank. Prior to March 25, 2012, amounts borrowed under the credit facility were subject to cash interest, at our election, at a rate equal to either (i) PNC Bank’s alternate base rate (as defined in the credit agreement) plus 2.0% per annum, or (ii) LIBOR plus 4.5% per annum. After March 25, 2012, such loans, if any, are eligible to bear cash interest at a reduced rate equal to either (i) PNC Bank’s alternate base rate plus 1.0% per annum or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of September 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that criteria, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

Our consolidated financial statements as of and for the year ended September 30, 2012, have been audited by Deloitte & Touche LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Deloitte & Touche LLP has also audited our internal control over financial reporting as of September 30, 2012, as stated in its attestation report included in this Annual Report on Form 10-K.

December 12, 2012

/s/ Richard J. Penn
President and Chief Executive Officer

/s/ David P. Radloff
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hutchinson Technology Incorporated
Hutchinson, Minnesota:

We have audited the internal control over financial reporting of Hutchinson Technology Incorporated and subsidiaries (the “Company”) as of September 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2012 of the Company and our report dated December 12, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
December 12, 2012

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2013 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 30, 2012. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated into this item by reference is the information appearing under the headings “Proposal No. 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Our executive officers are as follows:

Name	Age	Position
Richard J. Penn	56	President, Chief Executive Officer and Director
David P. Radloff	53	Vice President and Chief Financial Officer
Connie L. Pautz	54	Vice President of Human Resources & Corporate Communications
Dale M. Ruzicka	52	Vice President of Operations
R. Scott Schaefer	59	Vice President and Chief Technology Officer

Mr. Penn became President and Chief Executive Officer in October 2012. Previously, he had served as Senior Vice President and President of the Disk Drive Components Division since March 2011. He was Senior Vice President and President of the BioMeasurement Division from April 2007 to March 2011, Senior Vice President and President of the Disk Drive Components Division from 2005 to April 2007, and Vice President of Operations from 2003 to 2005. Mr. Penn has been with HTI since 1981.

Mr. Radloff became Vice President and Chief Financial Officer in September 2010. Previously, he had served as Corporate Controller since January 2009. He served as Vice President of Corporate Finance from December 2007 to January 2009 and as Chief Information Officer from February 2000 to January 2009. He has been with HTI since 1986.

Ms. Pautz became Vice President of Human Resources & Corporate Communications in December 2009. Previously, she had served as Human Resources Director since January 2009. She served as Corporate Communications Director from March 2001 to December 2009. She has been with HTI since 1984.

Mr. Ruzicka became Vice President of Operations in December 2012. Previously, he had served as plant manager since May 2008. He served as Director of Manufacturing Strategy from 2006 to May 2008 and Director of Asian Operations from 2000 to 2006. He has been with HTI since 1982.

Mr. Schaefer became a Vice President in May 1990 and is now Vice President and Chief Technology Officer. He has been with HTI since 1979.

Executive officers are elected annually by our board of directors and serve a one-year period or until their successors are elected.

None of the above executive officers is related to each other or to any of our directors.

We have adopted a Code of Ethics and Conduct, which applies to our chief executive officer, chief financial officer, controller and other employees performing similar functions as designated by our chief executive officer. A copy of our Code of Ethics and Conduct is available on our website at http://www.htch.com. We intend to post on our website any amendments to, or waivers from, our Code of Ethics and Conduct pursuant to the rules of the SEC and the NASDAQ Stock Market.

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

Incorporated into this item by reference is the information under the heading “Proposal No. 3 – Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

Consolidated Statements of Operations for the fiscal years ended September 30, 2012, September 25, 2011 and September 26, 2010

Consolidated Balance Sheets as of September 30, 2012 and September 25, 2011

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2012, September 25, 2011 and September 26, 2010

Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 30, 2012, September 25, 2011 and September 26, 2010

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

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended 12/29/2002; File No. 0-14709).
3.2	Restated By-Laws, as amended December 3, 2008 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed 12/9/2008; File No. 0-14709).
4.1	Instruments defining the rights of security holders. The registrant agrees to furnish to the SEC upon request copies of instruments with respect to long-term debt.
4.2
Rights Agreement dated as of July 29, 2010, with Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A, filed 7/30/2010); First Amendment to Rights Agreement dated as of May 6, 2011, with Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 2 to Registration Statement on Form 8-A/A, filed 5/6/2011); Second Amendment to Rights Agreement, dated February 24, 2012, with Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 3 to Registration Statement on Form 8-A/A, filed 2/24/2012); and Third Amendment to Rights Agreement, dated March 27, 2102, with Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4 to Registration Statement on Form 8-A/A filed 3/27/2012).

4.3
Indenture dated February 24, 2003 with LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3; File No. 333-104074), and Instrument of Resignation, Appointment and Acceptance dated October 29, 2008, with LaSalle Bank National Association, as prior trustee, and Wells Fargo Bank, National Association, as successor trustee (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008).

4.4
Indenture dated as of January 25, 2006, with LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 1/26/2006; File No. 0-14709), and Instrument of Resignation, Appointment and Acceptance dated October 29, 2008, with LaSalle Bank National Association, as prior trustee, and Wells Fargo Bank, National Association, as successor trustee (incorporated by reference to Exhibit 4.4 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008).

4.5	Form of 3.25% Convertible Subordinated Note due 2026 (included as part of Exhibit 4.4).
4.6
Indenture, dated February 11, 2011, with Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 2/11/2011); and First Supplemental Indenture, dated June 17, 2011, with Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.8 to Amendment No. 3 to Registration Statement on Form S-4; File No. 333-173970).

4.7	Form of 8.50% Convertible Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed 2/11/2011).
4.8
Intercreditor Agreement, dated March 30, 2012, by and between PNC Bank, National Association, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 4/2/2012).

4.9
8.50% Senior Secured Second Lien Note Indenture, dated March 30, 2012, with Wells Fargo Bank, National Association, as Trustee (including form of 8.50% Senior Secured Second Lien Note due 2017) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 4/2/2012).

4.10	Form of Warrant (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed 4/2/2012)
10.1
Office/Warehouse Lease with OPUS Corporation, dated December 29, 1995 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended 3/24/96; File No. 0-14709), First Amendment to Office/Warehouse Lease dated April 30, 1996 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended 6/23/96; File No. 0-14709), and Second Amendment to Office/Warehouse Lease with VV Minneapolis, L.P., as successor-in-interest to OPUS Corporation, dated April 14, 2004 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended 9/25/2005; File No. 0-14709).

10.2
Patent License Agreement, effective as of September 1, 1994, with International Business Machines Corporation (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95; File No. 0-14709).

10.3#
Amended and Restated 1996 Incentive Plan (as amended and restated October 10, 2008) (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008; File No. 0-14709).

10.4#
Form of Non-Statutory Stock Option Agreement (Employee) under Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008; File No. 0-14709).

10.5#
Form of Incentive Stock Option Agreement (Employee) under Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008; File No. 0-14709).

10.6#
Form of Non-Statutory Stock Option Agreement (Director) under Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008; File No. 0-14709).

10.7#
Form of Restricted Stock Agreement (Director) under Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed 12/7/2004; File No. 0-14709).

10.8#	Non-Employee Directors Equity Plan (as amended and restated January 25, 2012).
10.9#	Form of Severance and Change in Control Agreement for Senior Executives (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Current Report on Form 8-K/A filed 10/14/2010).
10.10#	Severance Pay Plan (as amended and restated March 8, 2011) (incorporated by reference to Exhibit 10.1 to Amendment No. 1 on Form 10-Q/A for the quarter ended 3/27/2011).
10.11#	Employee Stock Purchase Plan (as amended and restated January 20, 2011) (incorporated by reference to Appendix B to Definitive Proxy Statement on Schedule 14A filed 12/10/2010).
10.12#	2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended 12/26/2010).
10.13#	Form of Director Stock Option Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended 12/26/2010).
10.14#
Form of Employee Non-Statutory Stock Option Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended 9/25/2011).

10.15#	Form of Employee Incentive Stock Option Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended 9/25/2011).
10.16#	Form of Employee Restricted Stock Unit Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended 9/25/2011).
10.18#
Form of Senior Management Restricted Stock Unit Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended 9/25/2011).

10.19#	Description of Fiscal Year 2013 Executive Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 10/18/2012).
10.20
Revolving Credit and Security Agreement, dated September 16, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 9/16/2011); Consent and Amendment No. 1 to Revolving Credit and Security Agreement, between PNC Bank, National Association, as agent and lender, dated February 6, 2012 (incorporated by reference to Exhibit 4.14 to Amendment No. 1 to Registration Statement on Form S-1, filed 2/24/2012; File No. 333-179384); Amendment to Consent and Amendment No. 1 to Revolving Credit and Security Agreement, dated March 28, 2012, with PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed 4/2/2012); and Amendment No. 2 to Revolving Credit and Security Agreement, dated July 23, 2012, with PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 7/26/2012).

10.21	Securities Purchase Agreement, dated March 28, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 4/2/2012).
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101
The following financial statements and footnotes from the HTI Annual Report on Form 10-K for the fiscal year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements.

______________________________
# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 12, 2012.

HUTCHINSON TECHNOLOGY INCORPORATED

By	/s/ Richard J. Penn
Richard J. Penn, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 12, 2012.

/s/ Richard J. Penn	/s/ David P. Radloff
Richard J. Penn, President and Chief Executive Officer (Principal Executive Officer) and Director	David P. Radloff, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	*
Martha Goldberg Aronson, Director	Frank P. Russomanno, Director

*	*
Wayne M. Fortun, Director	Philip E. Soran, Director

*	*
Russell Huffer, Director	Thomas R. VerHage, Director

*
William T. Monahan, Director

______________________________
* Richard J. Penn, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ Richard J. Penn
Richard J. Penn, Attorney-in-Fact

CONSOLIDATED STATEMENTS OF OPERATIONS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 30, 2012	September 25, 2011	September 26, 2010
	(In thousands, except per share data)
Net sales	$248,589	$278,090	$347,189
Cost of sales	245,068	267,739	314,224
Gross profit	3,521	10,351	32,965
Research and development expenses	16,474	14,592	21,429
Selling, general and administrative expenses	28,398	40,844	55,848
Severance and other expenses (Note 1)	(711)	6,745	3,674
Debt refinancing costs (Note 2)	4,127	–	–
Insurance recoveries (net of flood-related costs) (Note 1)	(4,640)	–	–
Loss from operations	(40,127)	(51,830)	(47,986)
Other income, net	1,646	1,868	2,357
Gain on extinguishment of debt (Note 2)	5,897	8,382	6
Interest income	131	188	1,311
Interest expense, including non-cash accretion of $5,467, $7,576 and $8,456	(16,551)	(15,065)	(15,876)
Gain (loss) on short- and long-term investments	567	978	(319)
Loss before income taxes	(48,437)	(55,479)	(60,507)
Provision (benefit) for income taxes	205	86	(1,585)
Net loss	$(48,642)	$(55,565)	$(58,922)
Basic loss per share	$(2.06)	$(2.38)	$(2.52)
Diluted loss per share	$(2.06)	$(2.38)	$(2.52)
Weighted-average common shares outstanding	23,565	23,377	23,362
Weighted-average diluted shares outstanding	23,565	23,377	23,362

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 30, 2012	September 25, 2011	September 26, 2010

Net loss	$(48,642)	$(55,565)	$(58,922)
Other comprehensive loss
Loss on available-for-sale securities, net of income taxes of $0	–	(209)	(2,027)
Loss on derivatives, net of income taxes of $0	–	–	(267)
Foreign currency translation, net of income taxes of $0	(319)	(477)	667
Other comprehensive loss	(319)	(686)	(1,627)
Comprehensive loss	$(48,961)	$(56,251)	$(60,549)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Hutchinson Technology Incorporated and Subsidiaries

	September 30, 2012	September 25, 2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$53,653	$57,554
Short-term investments restricted (Note 1)	1,200	1,612
Trade receivables, net	21,438	44,998
Other receivables	3,880	7,064
Inventories	41,432	55,018
Other current assets	7,203	4,312
Total current assets	128,806	170,558

Property, plant and equipment:
Land, buildings and improvements	221,365	225,644
Equipment	672,795	760,109
Construction in progress	14,139	12,571
Less: Accumulated depreciation	(705,831)	(775,190)
Net property, plant and equipment	202,468	223,134
Other assets	5,014	7,313
Total assets	$336,288	$401,005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of discount (Note 2)	$11,698	$10,681
Accounts payable	13,982	18,373
Accrued expenses	6,350	7,759
Accrued compensation	9,656	12,431
Total current liabilities	41,686	49,244

Long-term debt, net of discount (Note 2)	125,232	144,159
Other long-term liabilities	1,540	1,280
Commitments and contingencies (Notes 2, 5 and 6)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,900,000 and 23,387,000 issued and outstanding	239	234
Additional paid-in capital	430,448	419,984
Accumulated other comprehensive (loss) income	(129)	190
Accumulated loss	(262,728)	(214,086)
Total shareholders’ equity	167,830	206,322
Total liabilities and shareholders’ equity	$336,288	$401,005

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 30, 2012	September 25, 2011	September 26, 2010
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(48,642)	$(55,565)	$(58,922)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Depreciation and amortization	41,459	48,086	51,849
Stock-based compensation	1,979	1,870	3,462
Gain on short- and long-term investments	(567)	(978)	–
Loss on disposal of assets	418	1,182	173
Asset impairment charge (Note 1)	8,537	–	3,274
Non-cash interest expense	5,467	7,576	8,456
Gain on extinguishment of debt (Note 2)	(5,897)	(8,382)	(6)
Severance and other expenses (Note 1)	(1,741)	1,741	1,150
Changes in operating assets and liabilities (Note 7)	37,079	1,932	4,306
Cash provided by (used for) operating activities	38,092	(2,538)	13,742

INVESTING ACTIVITIES:
Capital expenditures	(27,880)	(13,506)	(31,382)
Change in restricted cash	(2,799)	(2,620)	–
Purchases of marketable securities	(2,813)	(12,412)	(71,739)
Sales/maturities of marketable securities	3,789	60,440	141,445
Cash (used for) provided by investing activities	(29,703)	31,902	38,324

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	–	2	55
Repayments of revolving credit facility	(311,771)	(4,932)	–
Proceeds from revolving credit facility and loan	301,362	15,341	–
Repayments of debt (Note 2)	(37,154)	(34,370)	(102,873)
Proceeds from private placement of debt (Note 2)	39,400	–	–
Debt refinancing costs (Note 2)	(4,127)	(3,490)	–
Cash used for financing activities	(12,290)	(27,449)	(102,818)
Net (decrease) increase in cash and cash equivalents	(3,901)	1,915	(50,752)
Cash and cash equivalents at beginning of year	57,554	55,639	106,391
Cash and cash equivalents at end of year	$53,653	$57,554	$55,639

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Hutchinson Technology Incorporated and Subsidiaries

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(In thousands)
Balance, September 27, 2009	23,359	$234	$418,572	$2,503	$(99,599)	$321,710
Issuance of common stock	12	–	55	–	–	55
Stock-based compensation (Note 5)	–	–	3,462	–	–	3,462
Components of comprehensive income:
Unrealized loss on securities available for sale, net of income taxes of $0	–	–	–	(2,027)		(2,027)
Unrealized loss on derivatives, net of income taxes of $0	–	–	–	(267)		(267)
Foreign currency translation, net of income taxes of $0	–	–	–	667		667
Net loss	–	–	–	–	(58,922)	(58,922)

Balance, September 26, 2010	23,371	$234	$422,089	$876	$(158,521)	$264,678
Exercise of stock options	1	–	2	–	–	2
Issuance of common stock	15	–	44	–	–	44
Stock-based compensation (Note 5)	–	–	1,826	–	–	1,826
Equity component of debt repurchase	–	–	(3,977)	–	–	(3,977)
Components of comprehensive income:
Unrealized loss on securities available for sale, net of income taxes of $0	–	–	–	(209)		(209)
Foreign currency translation, net of income taxes of $0	–	–	–	(477)		(477)
Net loss	–	–	–	–	(55,565)	(55,565)

Balance, September 25, 2011	23,387	$234	$419,984	$190	$(214,086)	$206,322
Exercise of warrants	447
Issuance of common stock	66	5	119	–	–	124
Stock-based compensation (Note 5)	–	–	1,856	–	–	1,856
Equity component of debt repurchase	–	–	8,489	–	–	8,489
Components of comprehensive loss:
Foreign currency translation, net of income taxes of $0	–	–	–	(319)		(319)
Net loss	–	–	–	–	(48,642)	(48,642)

Balance, September 30, 2012	23,900	$239	$430,448	$(129)	$(262,728)	$167,830

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

Fiscal Year

Our fiscal year is the fifty-two/fifty-three week period ending on the last Sunday in September. The fiscal years ended September 26, 2010 and September 25, 2011 were fifty-two week periods. The fiscal year ended September 30, 2012 was a fifty-three week period.

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

We also enter into arrangements with customers that provide us with reimbursement for engineering services and specific program capacity to partially offset the costs of our investment. We recognize the associated revenue over the estimated life of the program to which the services and capacity relate. The deferred revenue related to these reimbursements, as recorded on our consolidated balance sheets as of September 30, 2012, and September 25, 2011, was $223,000 and $542,000, respectively, included in “Accrued expenses” and $264,000 and $355,000, respectively, included in “Other long-term liabilities.”

Cash and Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of three months or less.

As of September 30, 2012 and September 25, 2011, we had $5,419,000 and $2,620,000, respectively, of cash and cash equivalents that were restricted in use, which are classified in other current assets. As of September 30, 2012 this amount covered cash received and temporarily held in our PNC Bank credit facility collections account and outstanding letters of credit. As of September 25, 2011 this amount covered outstanding letters of credit. The revolving credit and security agreement between us and PNC Bank requires that we maintain a $15,000,000 compensating balance to draw proceeds on the corresponding credit facility. The $15,000,000 balance is to be maintained under the credit agreement to assure future credit availability.

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

A summary of our investments as of September 30, 2012, and September 25, 2011, is as follows:

	September 30, 2012
		Gross Realized		Gross Unrealized
	Cost Basis	Gains	Losses	Gains	Losses	Recorded Basis
Available-for-sale securities
Short-term investments
U.S. government debt securities	$1,200	$–	$–	$–	$–	$1,200

	September 25, 2011
		Gross Realized		Gross Unrealized
	Cost Basis	Gains	Losses	Gains	Losses	Recorded Basis
Available-for-sale securities
Short-term investments
U.S. government debt securities	$1,612	$–	$–	$–	$–	$1,612

As of September 30, 2012 and September 25, 2011, our short-term investments mature within one year.

On March 19, 2010, we entered into a settlement agreement with Citigroup Global Markets Inc. (“CGMI”), providing for the sale of a portion of our ARS. We received $19,313,000 in cash (plus accrued interest) in exchange for $22,600,000 in principal amount of our ARS. As a result, we recorded an additional realized loss on the sale of these ARS of $528,000 during the quarter ended March 28, 2010. As of December 27, 2009, we had recorded an other than temporary realized loss of $2,793,000 on these ARS. For a three-year period, the settlement agreement with CGMI provides us with the option to repurchase some or all of these ARS at the price for which we sold them, and the potential for additional recoveries in the event of issuer redemptions. As of September 30, 2012, we had recovered $1,564,000, which was recorded as a realized gain. As part of the settlement agreement, we agreed to dismiss with prejudice an arbitration proceeding between us and CGMI and an affiliate of CGMI relating to these ARS.

As of September 30, 2012 and September 25, 2011, we had $1,200,000 and $1,612,000, respectively, of short-term investments that were restricted in use. The decrease is due to a reduction in the amount required by the State of Minnesota to be held as security for our self-insured workers compensation programs.

Trade Receivables

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $21,438,000 at September 30, 2012, and $44,998,000 at September 25, 2011, are net of allowances of $44,000 and $185,000, respectively. The $44,000 allowance was for sales returns. As of September 25, 2011, allowances of $185,000 consisted of a $23,000 allowance for doubtful accounts and a $162,000 allowance for sales returns. We generally warrant that the products sold by us will be free from defects in materials and workmanship for a period of one year or less following delivery to our customer. Upon determination that the products sold are defective, we typically accept the return of such products and refund the purchase price to our customer. We record a provision against revenue for estimated returns on sales of our products in the same period that the related revenues are recognized. We base the allowance on historical product returns, as well as existing product return authorizations. The following table reconciles the changes in our allowance for sales returns under warranties:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Fiscal Year	Beginning Balance	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	Ending Balance
2012	$162	$142	$(260)	$44
2011	$253	$705	$(796)	$162

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at September 30, 2012 and September 25, 2011:

	2012	2011
Raw materials	$14,647	$21,566
Work in process	11,069	14,656
Finished goods	15,716	18,796
	$41,432	$55,018

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

We lease some manufacturing equipment that has been treated as a capital lease for accounting purposes. The present value of the minimum quarterly payments resulted in an initial $686,000 lease obligation and related leased asset. There were no capital leases outstanding as of September 30, 2012.

Other comprehensive income

The components of accumulated OCI, net of income taxes, were as follows:

	September 30, 2012	September 25, 2011
Foreign currency translation	$(129)	$190

Our Thailand operation uses their local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated OCI. Foreign currency translation, net of income taxes, was a $319,000 loss in 2012, a $477,000 loss in 2011, and a $667,000 gain in 2010.

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other income, net” in the consolidated statements of operations. We recognized a foreign currency loss of $233,000 in 2012 and a gain of $381,000 in 2011 primarily related to purchases denominated in U.S. dollars made by our Thailand operation.

Engineering and Process Development

Our engineers and technicians are responsible for the implementation of new technologies, as well as process and product development and improvements. Expenditures related to these activities totaled $39,764,000 in 2012, $40,750,000 in 2011 and $51,059,000 in 2010. Of these amounts, $16,474,000 in 2012, $14,592,000 in 2011 and $21,429,000 in 2010 were classified as research and development expenses, with the remainder relating to quality, engineering and manufacturing support, classified as cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Severance and Other Expenses

A summary of our severance and other expenses as of September 30, 2012, is as follows:

	Severance and Benefits	Other Expenses	Total
Accrual balances, September 27, 2009	$–	$–	$–
Restructuring charges	3,674	–	3,674
Cash payments	(2,524)	–	(2,524)
Accrual balances, September 26, 2010	$1,150	$–	$1,150
Restructuring charges	5,947	798	6,745
Cash payments	(5,356)	(798)	(6,154)
Accrual balances, September 25, 2011	$1,741	$–	$1,741
Restructuring (reversals) charges	(895)	184	(711)
Cash payments	(846)	(184)	(1,030)
Accrual balances, September 30, 2012	$–	$–	$–

During the fourth quarter of 2010, we announced actions to reduce costs and preserve cash, including eliminating approximately 80 positions company-wide. The workforce reduction resulted in a charge for severance expenses of $3,674,000.

During the second quarter of 2011, we recorded $6,745,000 of severance and other expenses related to the 2011 manufacturing consolidation and restructuring plan that included eliminating approximately 800 positions from our U.S. workforce. The workforce reduction resulted in a charge for severance expenses of $5,947,000, of which $692,000 was related to our BioMeasurement Division. At the end of 2011, $1,741,000 remained to be paid. As a result of leveraging our U.S. assembly operations to offset the temporary loss of manufacturing capacity in Thailand, we retained approximately 120 employees in our Hutchinson, Minnesota manufacturing facility that we previously expected to terminate and whose anticipated severance and benefits were included in our 2011 severance and benefits expenses. This resulted in a reduction of $895,000 of our severance and benefits expense during the first quarter of 2012. The remaining severance and benefits payments were completed in our second quarter of 2012.

As part of our consolidation and restructuring actions, a total of $982,000 of other expenses were recorded in 2011 and 2012, primarily internal labor, contractors and freight, related to consolidation of the Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin.

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

During the third quarter of 2010, we recorded non-cash impairment charges of $2,294,000 for the impairment of long-lived assets related to the manufacturing and selling of InSpectra StO2 systems in our BioMeasurement Division. The impairment review was triggered by slower than expected sales growth based on the pace of adoption of the InSpectra StO2 systems and spending constraints in healthcare markets world-wide, along with operating changes within the BioMeasurement Division. As we evaluated the impact of these changes on our forecast of future operating results in our BioMeasurement Division, we determined that the recorded values of many of the assets in this division were no longer deemed recoverable. Since these assets were no longer expected to generate future positive cash flows in excess of the recorded values, the assets were impaired but will continue to be used on an ongoing basis. Accordingly, for 2010, we recorded impairment charges related to these assets as shown in the following line items on our consolidated statements of operations:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

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

During the first quarter of 2012, flooding in Thailand required us to suspend our Thailand assembly operations and constrained the disk drive manufacturing supply chain, which affected demand for our products. We believe that the flooding, together with our continued operating losses, was a triggering event that required an impairment analysis. Based on our forecast model and impairment analysis for our first quarter of 2012, there was in excess of 10% between our expected undiscounted cash flows and the carrying value of our assets. However, impairments were recognized on specifically identified assets that were destroyed by the flooding.

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

After review of the flood mitigation plans of the Thai government and those of the industrial park where our plant is located, we are proceeding with plans to restore our Thailand manufacturing facility to pre-flood output levels. The industrial park has completed construction of a flood wall and we have restored our manufacturing facility and qualified its clean room. We resumed production at that facility and began shipping products for customer qualification during the third quarter of 2012.

As a result of the flooding in Thailand, during 2012, we recorded insurance recoveries, net of flood-related costs, as follows:

For the Year Ended September 30, 2012
Impairment of building and equipment and write-off of inventory	$11,839
Continuing costs during site shutdown	5,908
Site restoration	2,613
20,360
Insurance recoveries	(25,000)
Flood-related costs (net of insurance recoveries)	$(4,640)

The total carrying value of our Thailand building and equipment was approximately $18,700,000 at the time of the flood. Of the total, $8,541,000 was destroyed by the flooding and was impaired and written off. The flood-related inventory write-off was $3,298,000, which included the cost of raw materials, work-in-process and finished goods inventories that were not able to be used or sold due to the flood damage. Repairs, maintenance, employee and other flood-related costs have been expensed when incurred. These expenses totaled $8,521,000 for 2012. These amounts are reflected, net of insurance recoveries, in “Flood-related costs (net of insurance recoveries)”, on our consolidated statements of operations. In addition to the flood-related expenses, we spent approximately $4,700,000 in capital expenditures on site restoration and equipment replacement in 2012.

In total, we spent approximately $27,000,000 during 2012 for incremental costs, capital expenditures on site restoration and equipment replacement, recovery expenses and inventory replenishment. This estimate does not include lost profits from the lower demand due to constraints in the overall capacity in the disk drive supply chain as a result of the flooding in Thailand. These costs are partially offset by $25,000,000 in insurance proceeds. Our insurance policies in effect at the time of the flood, provided $25,000,000 of flood coverage for property and casualty damage and business interruption. Our total claims exceeded this amount. Insurance proceeds are recognized in the consolidated financial statements to the extent of losses incurred when realization is deemed probable or when the proceeds are received and no contingencies remain associated with the proceeds. During 2012, we received insurance payments totaling $25,000,000, which are included in “Cash provided by operating activities” on our consolidated statements of cash flows. Recoveries in excess of losses incurred were assessed for recognition in accordance with gain contingency guidance and have been recognized as no contingencies remain and there are no restrictions on the insurance proceeds received. We are using the proceeds to repair and restore our Thailand facility and replace equipment. Our current flood coverage under the Thailand Government program is approximately $20,000,000 in addition to our current insurance flood coverage of approximately $1,000,000 for our Thailand facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Income Taxes

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 30, 2012 and September 25, 2011, we had valuation allowances of $203,463,000 and $186,447,000 respectively. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that a full valuation allowance was appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Our income tax provision for 2012 and 2011 was primarily related to foreign income taxes. The 2011 income tax provision included a U.S. federal income tax benefit from a refund of a portion of our alternative minimum tax credits.

Loss per Share

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

	2012	2011	2010
Net loss	$(48,642)	$(55,565)	$(58,922)

Weighted-average common shares outstanding	23,565	23,377	23,362
Dilutive potential common shares	–	–	–
Weighted-average diluted shares outstanding	23,565	23,377	23,362

Basic loss per share	$(2.06)	$(2.38)	$(2.52)
Diluted loss per share	$(2.06)	$(2.38)	$(2.52)

Diluted loss per share for 2012 excludes potential common shares and warrants of 2,241,000 using the treasury stock method and 8,466,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for 2011 excludes potential common shares of 0 using the treasury stock method and potential common shares of 6,356,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for 2010 excludes potential common shares of 187,000 using the treasury stock method and potential common shares of 667,000 using the if-converted method for our 2.25%  Convertible Subordinated Notes due 2010, as they were anti-dilutive.

As discussed in Note 2, we issued warrants to purchase 3,869,000 shares of our common stock in a private placement. The shares of common stock issuable upon exercise of the warrants may be dilutive in future periods. As of September 30, 2012, there were 447,837 warrants exercised which resulted in the issuance of 445,837 shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

2.  Financing Arrangements

Short- and Long-Term Debt

	2012	2011
3.25% Notes	$11,886	$76,243
3.25% Notes debt discount	(188)	(5,156)
8.50% Convertible Notes	58,504	85,170
8.50% Convertible Notes debt discount	(6,165)	(12,098)
8.50% Secured Notes	78,931	–
8.50% Secured Notes debt discount	(6,038)	–
Credit facility	–	10,409
Capital lease obligation	–	272
Total short- and long-term debt, net of discounts	136,930	154,840
Less: Current maturities, net of discount	(11,698)	(10,681)
Total long-term debt, net of discounts	$125,232	$144,159

Contractual maturities of short- and long-term debt subsequent to September 30, 2012, are as follows:

2013	$11,886
2014	–
2015	58,504
2016	–
2017	78,931
Thereafter	–
$149,321

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

Since January 21, 2011, we have had the right to redeem for cash all or a portion of the 3.25% Notes at specified redemption prices, as provided in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Holders of the 3.25% Notes may require us to purchase all or a portion of their 3.25% Notes for cash on January 15, 2013, January 15, 2016 and January 15, 2021, or in the event of a fundamental change, at a purchase price equal to the principal amount of the 3.25% Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the purchase date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The adoption of this guidance required us to allocate the original $225,000,000 proceeds received from the issuance of the 3.25% Notes between the applicable debt and equity components. Accordingly, we allocated $160,584,000 of the proceeds to the debt component of the 3.25% Notes and $40,859,000, net of deferred taxes of $23,557,000, to the equity conversion feature. Subsequent to the original issuance date of the 3.25% Notes, a full valuation allowance was recorded against our deferred tax assets (see Note 3 for discussion of income taxes). The debt component allocation was based on the estimated fair value of similar debt instruments without a conversion feature as determined by using a discount rate of 8.75%, which represents our estimated borrowing rate for such debt as of the date of the 3.25% Notes issuance. The difference between the cash proceeds associated with the 3.25% Notes and the debt component was recorded as a debt discount with a corresponding offset to additional paid-in capital, net of applicable deferred taxes, representing the equity conversion feature. The debt discount that we recorded is being amortized over seven years, the expected term of our 3.25% Notes (January 19, 2006 through January 15, 2013), using the effective interest method resulting in additional non-cash interest expense. As of September 30, 2012, the remaining period over which the debt discount will be amortized is approximately 3 months.

The carrying amounts of the 3.25% Notes included in our consolidated balance sheets were as follows:

	2012	2011
Principal balance	$11,886	$76,243
Debt discount	(188)	(5,156)
Convertible subordinated notes, net	$11,698	$71,087

We have recorded the following interest expense related to the 3.25% Notes in the periods presented:

	2012	2011	2010
Coupon rate of interest (cash interest)	$1,466	$4,598	$6,402
Debt discount amortization (non-cash interest)	2,270	6,618	8,456
Total interest expense for the 3.25% Notes	$3,736	$11,216	$14,858

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

We have the right to redeem the 8.50% Convertible Notes (i) on or after January 15, 2013 to, but excluding, January 15, 2015, if the closing price of our common stock equals or exceeds 150% of the conversion price, and (ii) at any time on or after January 15, 2015, in either case in whole or in part, for cash equal to 100% of the principal amount of the 8.50% Convertible Notes to be redeemed plus any accrued but unpaid interest to but excluding the redemption date. Holders of the 8.50% Convertible Notes may require us to repurchase all or a portion of their 8.50% Convertible Notes at par on each of January 15, 2015, January 15, 2016 and January 15, 2021 for cash equal to the principal amount of the 8.50% Convertible Notes to be repurchased plus any accrued but unpaid interest to but excluding the repurchase date. If a fundamental change (as defined in the indenture) occurs, each holder of 8.50% Convertible Notes will have the right to require us to repurchase all or any portion of that holder’s 8.50% Convertible Notes for cash equal to the principal amount of the 8.50% Convertible Notes to be repurchased plus any accrued but unpaid interest to but excluding the repurchase date.

As a result of the February 2011 tender/exchange, we retired $75,294,000 aggregate principal amount of the 3.25% Notes in February 2011. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued the $40,000,000 aggregate principal amount of the 8.50% Convertible Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. We determined that the debt instruments in the tender/exchange had substantially different terms and therefore applied debt extinguishment accounting. The difference between the fair value and the carrying value of the liability component of the 3.25% Notes at the date of extinguishment was recorded as a $5,467,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,371,000 reduction to additional paid-in capital.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

On April 12, 2012, after funding the purchase of the 3.25% Notes through the 3.25% Tender/Exchange Offer as discussed below, we completed an offer to purchase for cash $26,666,000 aggregate principal amount of our outstanding 8.50% Convertible Notes, whereby we applied $19,999,500 of residual proceeds from a private placement of 8.50% Secured Notes to fund the purchase of outstanding 8.50% Convertible Notes. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $2,629,000 in 2012.

8.50% Secured Notes

On March 30, 2012, we issued $78,931,000 aggregate principal amount of 8.50% Secured Notes. Of that total amount, $38,931,000 aggregate principal amount of 8.50% Secured Notes was issued pursuant to an effective registration statement relating to an offer to purchase for cash or exchange for new securities any and all of our outstanding 3.25% Notes (the “3.25% Tender/Exchange Offer”). The remaining $40,000,000 aggregate principal amount of 8.50% Secured Notes was issued in a private placement that included the issuance of warrants to purchase 3,869,000 shares of our common stock. The warrants are exercisable on a cashless basis for $.01 per share for ten years after their issuance. The total purchase price for the 8.50% Secured Notes and warrants issued in the private placement was $39,400,000. The fair value of the warrants was recorded in “Additional Paid-in Capital” (“APIC”) in the amount of $8,489,000.

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

3.25% Tender/Exchange Offer

On March 30, 2012, we completed the 3.25% Tender/Exchange Offer and, in accordance with its terms, made cash payments totaling $16,877,700, plus accrued and unpaid interest, for the purchase of $21,097,125 aggregate principal amount of outstanding 3.25% Notes that were tendered and accepted for purchase. A total of $11,886,000 aggregate principal amount of 3.25% Notes, included in “Current maturities of long-term debt” on our consolidated balance sheets, remained outstanding after completion of the 3.25% Tender/Exchange Offer. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $3,268,000. The consideration paid for outstanding 3.25% Notes tendered for purchase was funded by the proceeds from the 8.50% Secured Notes sold by us in the private placement.

In accordance with the terms of the 3.25% Tender/Exchange Offer, we also issued $38,931,000 aggregate principal amount of 8.50% Secured Notes, and made cash payments in lieu of issuing partial 8.50% Secured Notes and for accrued and unpaid interest, in exchange for $43,260,000 aggregate principal amount of outstanding 3.25% Notes tendered and accepted for exchange. Because the terms of the 8.50% Secured Notes and outstanding 3.25% Notes were not substantially different, debt modification accounting was applied in accordance with FASB guidance. As a result, no gain or loss was recorded on the debt exchange. The difference between the book value of the outstanding 3.25% Notes and the par value of the 8.50% Secured Notes that were issued in exchange and the portion of the remaining debt discount on the outstanding 3.25% Notes will be accreted over the term of the 8.50% Secured Notes. The portion of previously incurred debt refinancing costs also will be amortized over the term of the 8.50% Secured Notes.

Debt refinancing costs for 2012, were $4,127,000. The debt refinancing costs associated with the debt transactions were expensed as incurred.

PNC Bank Credit Facility

On September 16, 2011, we entered into a revolving credit and security agreement with PNC Bank under which $10,409,000 was outstanding at the end of 2011 and fully repaid in 2012. The credit agreement provides us with a revolving credit facility in a principal amount of up to $35,000,000, subject to a borrowing base. The credit facility is secured by substantially all of the personal and real property of Hutchinson Technology Incorporated. The maturity date of the credit facility is October 1, 2014 if, by October 1, 2012, the aggregate outstanding principal amount of the 3.25% Notes is reduced to $50,000,000 or less and we have at least $50,000,000 of liquidity remaining; otherwise the maturity date is October 1, 2012. Because the completion of the 3.25% Tender/Exchange Offer reduced the aggregate outstanding principal amount of the 3.25% Notes to $11,886,000 and we had more than $50,000,000 of liquidity remaining, the maturity date of the credit facility was extended to October 1, 2014. The credit agreement contains customary representations, warranties, covenants and events of default, including, but not limited to, limitations on the payment of dividends and repurchases of stock, financial covenants requiring a minimum fixed charge coverage ratio, minimum EBITDA and minimum liquidity. We maintain an account at PNC Bank with a minimum balance of $15,000,000, as required under the credit agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

As of September 30, 2012 we had no borrowings under the revolving credit facility. Prior to March 25, 2012, amounts borrowed under the credit facility were subject to cash interest, at our election, at a rate equal to either (i) PNC Bank’s alternate base rate (as defined in the credit agreement) plus 2.0% per annum, or (ii) LIBOR plus 4.5% per annum. After March 25, 2012, such loans, if any, are eligible to bear cash interest at a reduced rate equal to either (i) PNC Bank’s alternate base rate plus 1.0% per annum or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement.

The suspension of production at our Thailand facility during October 2011 triggered an event of default provision related to business interruptions under our credit agreement with PNC Bank, and we obtained a waiver of the event of default in December 2011.

In February 2012, we entered into a consent and amendment to our credit agreement with PNC Bank, which itself was further amended in March 2012. Under the amended consent and amendment, PNC Bank consented to our use of the proceeds from the private placement of 8.50% Secured Notes to purchase a portion of our outstanding 8.50% Convertible Notes.

As of July 23, 2012, we entered into an additional amendment to our credit agreement with PNC Bank as agent and a lender. The amendment modified certain of the financial covenants under the existing agreement, (i) to eliminate the fixed charge coverage ratio requirement for our quarters ended June 24, 2012 and September 30, 2012 and provide for aggregating the applicable measurement periods starting with our quarter ending December 30, 2012 and (ii) to implement an additional EBITDA requirement for fiscal 2012. With this amendment in place, we were in compliance with the terms, provisions and financial covenants of the credit agreement as of September 30, 2012.

3.  Income Taxes

The (benefit) provision for income taxes consists of the following:

	2012	2011	2010
Current:
Federal	$3	$(216)	$(2,046)
Foreign	195	292	447
State	7	10	14
Deferred	–	–	–
	$205	$86	$(1,585)

In the fourth quarter of 2008, we established a full valuation allowance against our deferred tax assets. The accounting guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that a full valuation allowance is appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

The deferred provision (benefit) is composed of the following:

	2012	2011	2010
Asset bases, lives and depreciation methods	$4,074	$12,162	$19,637
Reserves and accruals not currently deductible	2,344	(296)	(3,489)
Tax credits and net operating loss (“NOL”) carryforwards	(19,702)	(23,117)	(34,189)
Deferred tax liability on 3.25% Notes	(3,732)	(6,194)	(3,059)
Valuation allowance	17,016	17,445	21,100
	$–	$–	$–

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2012	2011	2010
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
Effect of:
Foreign income taxes, net of federal income tax benefits	0.4	0.5	0.8
Valuation allowance on deferred tax assets and/or use of tax credits	35.5	36.7	30.9
Other permanent differences	(0.5)	(2.1)	0.7
	0.4%	0.1%	(2.6)%

The following table shows the significant components of our deferred tax assets:

	2012	2011
Current deferred tax assets:
Receivable allowance	$15	$58
Inventories	4,643	6,798
Accruals and other reserves	1,933	2,234
Valuation allowance	(6,591)	(9,090)
Total current deferred tax assets	–	–
Long-term deferred tax assets:
Property, plant and equipment	(6,694)	(2,620)
Stock based compensation	5,643	5,242
Long-term capital loss	990	1,199
Deferred income	95	131
Tax credits	31,347	31,467
NOL carryforwards	163,415	143,593
3.25% Notes	(69)	(1,833)
Other debt-related	2,145	178
Valuation allowance	(196,872)	(177,357)
Total long-term deferred tax assets	–	–
Total deferred tax assets	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2012, our deferred tax assets included $31,347,000 of unused tax credits, of which $3,252,000 can be carried forward indefinitely and $28,095,000 expire at various dates beginning in 2018. In addition, at September 30, 2012, our deferred tax assets included $163,415,000 of NOL carryforwards that will begin to expire in 2021 if not otherwise used by us. As of September 30, 2012, we had an estimated NOL carryforward of $453,122,000 for United States federal tax return purposes. A valuation allowance of $203,463,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the deferred tax assets before they expire. Gross unrecognized tax benefits as of September 30, 2012 and September 25, 2011 were $7,483,000 and $7,653,000, respectively. For 2012, $7,112,000 of our gross unrecognized tax benefits would decrease our effective tax rate if realized.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

2012
Gross unrecognized tax benefits at September 25, 2011	$7,653
Gross increases in tax positions for prior year	–
Gross decreases in tax positions for prior year	(179)
Gross increases in tax positions for current year	9
Fiscal 2012 settlements	–
Lapse in statute of limitations	–
Gross unrecognized tax benefits at September 30, 2012	$7,483

Our policy is to record interest expense and penalties within the provision for income taxes on the consolidated statements of operations. No interest expense or penalties have been included in the gross amount of unrecognized tax benefits due to existing tax credits and NOL carryforwards.

The major jurisdictions in which we file income tax returns are United States federal, various U.S. states and Thailand. In the United States federal jurisdiction we are no longer subject to examination for fiscal years prior to 2009. For state jurisdictions we are no longer subject to examination for fiscal years prior to 2008. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. In Thailand we operate under various tax holidays that currently are scheduled to fully expire as early as 2024. For 2012 and prior fiscal years, these holidays had no impact on our tax provision or our net loss.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments purchased with a maturity of three months or less. The carrying value of these cash equivalents approximates fair value due to their short-term maturities.

Available-for-sale Securities

Our available-for-sale securities are comprised of United States government debt securities. The fair value is based on quoted market prices in active markets.

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at September 30, 2012
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$53,653	$–	$–
Available-for-sale securities
U.S. government debt securities	$1,200	$–	$–
Total assets	$54,853	$–	$–

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)
	Fair Value Measurements at September 25, 2011
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$57,554	$–	$–
Available-for-sale securities
U.S. government debt securities	$1,612	$–	$–
Total assets	$59,166	$–	$–

Short- and Long-Term Debt

The fair values of the 3.25% Notes and the 8.50% Convertible Notes are estimated based on the closing market price of the respective Notes as of the end of the fiscal year. The fair value of the 3.25% Notes and the 8.50% Convertible Notes were classified in Level 1 of the fair value hierarchy.

The 8.50% Secured Notes had not experienced significant trading activity, therefore the estimate was based on the closing market price of similar debt as of the end of the fiscal year. The fair value of the 8.50% Secured Notes was classified in Level 2 of the fair value hierarchy.

The fair value of the PNC Bank credit facility’s carrying value is a reasonable estimate of fair value. The fair value measurement for the credit facility was classified in Level 2 of the fair value hierarchy.

The estimated fair values of our short- and long-term debt are as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.25% Notes	$11,698	$11,351	$76,243	$63,282
8.50% Convertible Notes	52,339	29,369	85,170	58,608
8.50% Secured Notes	72,893	81,299	–	–
Credit facility	–	–	10,409	10,409

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

Stock Options

Under our equity incentive plans, stock options have been granted to employees and directors, including our officers, at an exercise price not less than the fair market value of our common stock at the date the options are granted. The options granted generally expire ten years from the date of grant or at an earlier date as determined by the committee of our board of directors that administers the plans. Options granted prior to November 2005 generally were exercisable one year from the date of grant. Options granted from November 2005 to October 2011 are exercisable two to three years from the date of grant. Options granted under the plans since November 2011 are exercisable one to three years from the date of grant.

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

We recorded stock-based compensation expense related to our stock options, RSUs and common stock, included in selling, general and administrative expenses, of $1,979,000, $1,870,000 and $3,462,000 for 2012, 2011 and 2010, respectively. As of September 30, 2012, $1,465,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of approximately 18 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during 2012, 2011 and 2010 was $1.27, $2.24 and $5.41, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	2012	2011	2010
Risk-free interest rate	1.7%	2.3%	2.6%
Expected volatility	80%	80%	80%
Expected life (in years)	8.0	7.2	7.3
Dividend yield	–	–	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during 2012 are summarized in the following table:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)
Outstanding at September 25, 2011	3,782,018	15.44	5.9
Granted	228,500	1.68
Exercised	-	-
Expired/Canceled	(453,720)	19.25
Outstanding at September 30, 2012	3,556,798	14.07	5.6

Options exercisable at September 30, 2012	2,328,569	19.39	4.2

The aggregate intrinsic value at year-end of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding for 2012, 2011 and 2010 was $39,000, $0 and $197,000, respectively. The aggregate intrinsic value at year-end of our stock options exercisable for 2012, 2011 and 2010 was $0.

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)	Weighted-Average Remaining Contractual Life (yrs.)
Unvested at September 25, 2011	1,666,646	3.55	8.5
Granted	228,500	1.27
Vested	(560,917)	4.01
Canceled	(106,000)	3.40
Unvested at September 30, 2012	1,228,229	2.93	8.1

The following table summarizes information about stock options outstanding at September 30, 2012:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number Outstanding	Weighted- Average Remaining Contractual Life (yrs)	Weighted- Average Exercise Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
1.53	–	3.00	223,500	9.2	1.68	0	0.00
3.01	–	5.00	1,123,913	7.4	3.04	457,550	3.03
5.01	–	10.00	676,733	7.2	7.34	338,367	7.34
10.01	–	20.00	20,000	5.4	15.96	20,000	15.96
20.01	–	25.00	563,152	2.6	23.70	563,152	23.70
25.01	–	30.00	566,390	4.3	26.78	566,390	26.78
30.01	–	45.06	383,110	1.7	32.51	383,110	32.51
Total			3,556,798	5.6	14.07	2,328,569	19.39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

RSU transactions for 2012, are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Unvested at September 25, 2011	–	–
Granted	593,100	1.79
Vested	–	–
Canceled	(38,050)	1.70
Unvested at September 30, 2012	550,050	1.80

Employee Benefit Plans

We have a defined contribution plan covering our employees in the U.S. Our contributions to the plan were $905,000 in 2012, $29,000 in 2011 and $0 in 2010. From June 2009 to July 2011, we suspended our employer contributions to our defined contribution plan. We also have a provident fund covering our employees in Thailand. Our contributions to the plan were $62,000 in 2012.

We sponsor a self-insured comprehensive medical and dental plan for qualified employees that is funded by contributions from plan participants and from us. Contributions are made through a Voluntary Employee’s Benefit Association Trust. We recognized expense related to these plans of $10,159,000 in 2012, $12,841,000 in 2011 and $13,128,000 in 2010. We also recognized $177,000 related to a post –employment benefit upon retirement obligation related to our Thailand facility employees under the Thai Labor Protection Act.

6.  Commitments and Contingencies

Operating and Capital Leases

We are committed under various operating lease agreements. Total lease expense under these operating leases was $3,291,000 in 2012, $4,077,000 in 2011 and $4,314,000 in 2010.

In prior years we have leased some manufacturing equipment that has been treated as a capital lease for accounting purposes. The present value of the minimum quarterly payments resulted in an initial $686,000 lease obligation and related leased asset. Our capital leases payments were completed during our fourth quarter 2012.

Future minimum payments for all operating leases with initial or remaining terms of one year or more subsequent to September 30, 2012 are as follows:

Operating Leases
2013	$2,615
2014	1,197
2015	550
2016	6
Thereafter	–
Total minimum lease payments	$4,368

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

We are a party from time to time to ordinary routine litigation incidental to our business. The outcome of such claims, if, any, is not expected to materially affect our current or future financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

7.  Supplementary Cash Flow Information

	2012	2011	2010
Changes in operating assets and liabilities:
Receivables, net	$26,744	$3,416	$16,415
Inventories	13,586	(1,450)	(6,690)
Other assets	(548)	(48)	1,758
Accounts payable and accrued expenses	(2,963)	5	(6,743)
Other long-term liabilities	260	9	(434)
	$37,079	$1,932	$4,306

Cash paid for:
Interest (net of amount capitalized)	$10,844	$6,929	$14,805
Income taxes	9	327	443

Non-cash investing activities:
Capital expenditures in accounts payable	1,464	1,208	1,683

Capitalized interest was $1,630,000 in 2012, $821,000 in 2011 and $1,071,000 in 2010. Interest is capitalized using an overall borrowing rate for assets that are being constructed or otherwise produced for our own use. Interest capitalized during 2012 was primarily for additional manufacturing equipment for new process technology and capability improvements and tooling.

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

9.  Share Rights Plan

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

In May 2011, we amended the rights agreement to accommodate the exchange of 3.25% Notes for 8.50% Convertible Notes in an exchange offer to avoid one or more participants inadvertently becoming “acquiring persons” with respect to the rights. In each of February and March 2012, we further amended the rights agreement to similarly accommodate the issuance of common stock warrants in connection with the private placement of 8.50% Secured Notes to avoid the warrant holders inadvertently becoming acquiring persons with respect to the rights.

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

10.  Segment Reporting

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

For 2011 and 2012, we determined that we have two reportable segments: the Disk Drive Components Division and the BioMeasurement Division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table represents net sales by product for each reportable segment:

	2012	2011	2010
Net sales:
Disk Drive Components Division
Suspension assemblies	$234,322	$270,769	$337,931
Other products	12,795	4,969	6,844
Total Disk Drive Components Division	$247,117	$275,738	$344,775

BioMeasurement Division	1,472	2,352	2,414
	$248,589	$278,090	$347,189

The following table represents operating loss for each reportable segment:

	2012	2011	2010
Loss from operations:
Disk Drive Components Division	$(35,169)	$(42,669)	$(24,027)
BioMeasurement Division	(4,958)	(9,161)	(23,959)
	$(40,127)	$(51,830)	$(47,986)

The following table represents long-lived assets for each reportable segment:

	2012	2011	2010
Long-lived assets:
Disk Drive Components Division	$202,186	$222,746	$257,739
BioMeasurement Division	282	388	494
	$202,468	$223,134	$258,233

The following table represents depreciation and amortization expense for each reportable segment:

	2012	2011	2010
Depreciation and amortization expense:
Disk Drive Components Division	$41,351	$47,960	$50,619
BioMeasurement Division	108	126	1,230
	$41,459	$48,086	$51,849

Sales to foreign locations were as follows:

	2012	2011	2010
Foreign-based enterprises	$148,999	$85,164	$157,611
Foreign subsidiaries of United States corporations	89,548	187,256	182,474
	$238,547	$272,420	$340,085

The majority of these foreign location sales were to the Pacific Rim region. In addition, we have sales to United States corporations that used our products in their offshore manufacturing sites.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Revenue assigned based on product shipment location and long-lived assets by geographic area was as follows:

	2012	2011	2010
Revenue:
Thailand	$76,034	$184,948	$174,627
Hong Kong	77,436	34,535	114,541
Japan	–	–	–
Philippines	71,332	49,568	32,725
China	–	–	9,365
Malaysia	13,513	2,687	7,847
United States	10,042	5,669	7,104
Other foreign countries	232	683	980
	$248,589	$278,090	$347,189

Long-lived assets:
United States	$184,270	$205,597	$242,704
Other foreign countries	18,198	17,537	15,529
	$202,468	$223,134	$258,233

Sales to customers in excess of 10% of net sales were as follows:

	2012	2011	2010
SAE Magnetics, Ltd./TDK Corporation	47%	19%	37%
Western Digital Corporation	26	56	43
Hitachi and affiliates	12	11	–
Seagate Technology, LLC	10	11	10

11.  Summary of Quarterly Information (unaudited)

The following table summarizes unaudited financial data for 2012 and 2011. The price range per share reflects the highest and lowest bids as quoted on the NASDAQ Global Select Market during each quarter.

	2012 by Quarter								2011 by Quarter
	First		Second		Third		Fourth		First	Second		Third	Fourth
Net sales	$58,475		$65,483		$61,005		$63,626		$68,244	$63,281		$72,180	$74,385
Gross profit (loss)	2,301		2,648		(1,187)		(241)		3,324	(2,298)		4,190	5,136
Loss from operations	(8,109	)1	(4,148	) 2	(15,928	) 3	(11,942	) 4	(14,359)	(23,444	) 5	(7,772)	(6,254)
Loss before income taxes	(12,432)		(7,470)		(13,889	) 6	(14,646)		(16,953)	(20,482	) 7	(10,936)	(7,108	) 8
Net loss	(12,476)		(7,545)		(13,890)		(14,731)		(16,950)	(20,482)		(10,940)	(7,193)
Net loss per share:
Basic	(0.53)		(0.32)		(0.59)		(0.62)		(0.73)	(0.88)		(0.47)	(0.31)
Diluted	(0.53)		(0.32)		(0.59)		(0.62)		(0.73)	(0.88)		(0.47)	(0.31)
Price range per share:
High	1.98		2.35		2.49		1.80		4.30	4.04		2.84	3.30
Low	1.47		1.32		1.73		1.25		2.80	2.41		2.07	2.00

1
During the first quarter of 2012, we recorded $13,700,000 in flood insurance recoveries, including $9,000,000 of cash proceeds and $4,700, 000 of accrued proceeds, offset by $13,700,000 of flood-related costs in Thailand.

2
During the second quarter of 2012, we recorded $11,300,000 in flood insurance recoveries, offset by $2,400,000 of flood-related restoration and operating costs in Thailand. We also recorded $3,500,000 of debt refinancing costs.

3	During the third quarter of 2012, we recorded $3,600,000 of flood-related restoration and operating costs in Thailand. We also recorded $400,000 of debt refinancing costs.
4	During the fourth quarter of 2012, we recorded $500,000 of flood-related restoration and operating costs in Thailand. We also recorded $201,000 of debt refinancing costs.
5	During the second quarter of 2011, we recorded $6,725,000 for severance and other expenses related to the 2011 manufacturing consolidation and restructuring plan.
6	During the third quarter of 2012, we recorded a $5,900,000 gain on extinguishment of debt related to the exchange offer, tender offers and private offering completed in April 2012.
7	During the second quarter of 2011, we recorded a $5,467,000 gain on extinguishment of debt as a result of our February 2011 debt tender/exchange.
8	During the fourth quarter of 2011, we recorded a $2,915,000 gain on extinguishment of debt as a result of our July 2011 debt exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

12.  Subsequent Events

As part of our continued focus on overall cost reduction, we identified approximately 65 positions to be eliminated in the U.S. subsequent to the end of 2012. We expect to record a charge in our 2013 first quarter for severance costs related to this workforce reduction. We are also further consolidating our manufacturing operations at our Eau Claire, Wisconsin and Hutchinson, Minnesota sites. We expect that these consolidations will result in the recording of accelerated depreciation in 2013.

We evaluated subsequent events after the balance sheet date through the date the consolidated financial statements were issued and did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hutchinson Technology Incorporated
Hutchinson, Minnesota:

We have audited the accompanying consolidated balance sheets of Hutchinson Technology Incorporated and subsidiaries (the “Company”) as of September 30, 2012 and September 25, 2011, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hutchinson Technology Incorporated and subsidiaries at September 30, 2012 and September 25, 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
December 12, 2012

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Hutchinson Technology Incorporated and Subsidiaries

	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Other Changes Add (Deduct)		Balance at End of Period
	(In thousands)
2010:
Allowance for doubtful accounts receivable	$224	$74	$(179	)1	$119
Reserve for sales returns and allowances	275	868	(890	)2	253
	$499	$942	$(1,069)		$372
2011:
Allowance for doubtful accounts receivable	$119	$(35)	$(61	)3	$23
Reserve for sales returns and allowances	253	705	(796	)2	162
	$372	$670	$(857)		$185
2012:
Allowance for doubtful accounts receivable	$23	$(23)	$–		$-
Reserve for sales returns and allowances	162	142	(260	)2	44
	$185	$119	$(260)		$44

______________________________
1 Uncollectible accounts receivable written off.
2 Returns honored and credit memos issued.
3 Recovery of uncollectible accounts receivable written off.