Form 10-Q
period 2012-12-30
HUTCHINSON TECHNOLOGY INC
filed 2013-02-06
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-34838

Hutchinson Technology Incorporated
(Exact name of registrant as specified in its charter)

Minnesota	41-0901840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West Highland Park Drive N.E. Hutchinson, Minnesota	55350
(Address of principal executive offices)	(Zip Code)

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

As of February 1, 2013, the registrant had 25,123,156 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	December 30, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$56,300	$53,653
Short-term investments restricted (Note 3)	1,200	1,200
Trade receivables, net	23,998	21,438
Other receivables	6,735	3,880
Inventories	46,844	41,432
Other current assets (Note 2)	3,433	7,203
Total current assets	138,510	128,806

Property, plant and equipment, net	199,280	202,468
Other assets	4,929	5,014
Total assets	$342,719	$336,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of discount (Note 7)	$15,968	$11,698
Current portion of capital lease	424	–
Accounts payable	17,950	13,982
Accrued expenses	8,950	6,350
Accrued compensation	9,066	9,656
Total current liabilities	52,358	41,686

Long-term debt, net of discount (Note 7)	126,091	125,232
Capital lease obligation	1,213	–
Other long-term liabilities	1,600	1,540
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 24,046,000 and 23,900,000 issued and outstanding	240	239
Additional paid-in capital	430,536	430,448
Accumulated other comprehensive loss	(69)	(129)
Accumulated loss	(269,250)	(262,728)
Total shareholders’ equity	161,457	167,830
Total liabilities and shareholders’ equity	$342,719	$336,288

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended
	December 30, 2012	December 25, 2011

Net sales	$63,699	$58,475
Cost of sales	56,278	56,174
Gross profit	7,421	2,301

Research and development expenses	3,339	3,948
Selling, general and administrative expenses	6,166	7,173
Severance and other expenses (Note 9)	1,018	(711)
Flood-related costs, net of insurance recoveries (Note 11)	–	–
Loss from operations	(3,102)	(8,109)

Other income (expense), net	472	(87)
Interest income	50	17
Interest expense	(4,023)	(4,283)
Gain on short- and long-term investments	127	30
Loss before income taxes	(6,476)	(12,432)
Provision for income taxes	46	44
Net loss	$(6,522)	$(12,476)
Basic loss per share	$(0.27)	$(0.53)
Diluted loss per share	$(0.27)	$(0.53)

Weighted-average common shares outstanding	23,951	23,395
Weighted-average diluted shares outstanding	23,951	23,395

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
(In thousands)

	Thirteen Weeks Ended
	December 30, 2012	December 25, 2011
Net loss	$(6,522)	$(12,476)
Other comprehensive loss
Gain (loss) on foreign currency translation, net of income taxes of $0	60	(434)
Other comprehensive loss	60	(434)
Comprehensive loss	$(6,462)	$(12,910)

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(In thousands)

	Thirteen Weeks Ended
	December 30, 2012	December 25, 2011
OPERATING ACTIVITIES:
Net loss	$(6,522)	$(12,476)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	9,596	9,334
Stock-based compensation	88	388
Gain on short- and long-term investments	(127)	(30)
Loss (gain) on disposal of assets	62	(38)
Asset impairment charge (Notes 10 and 11)	–	8,338
Non-cash interest expense	1,020	1,672
Flood insurance receivable (Note 11)	–	(4,727)
Severance and other expenses (Note 9)	387	(1,624)
Changes in operating assets and liabilities	(6,068)	11,665
Cash (used for) provided by operating activities	(1,564)	12,502

INVESTING ACTIVITIES:
Capital expenditures	(5,063)	(5,384)
Proceeds from sale/leaseback of equipment	1,685	–
Changes in restricted cash	3,400	(2)
Purchases of marketable securities	(1,200)	(1,613)
Sales/maturities of marketable securities	1,327	2,055
Cash provided by (used for) investing activities	149	(4,944)

FINANCING ACTIVITIES:
Repayments of capital lease	(47)	(88)
Repayments of revolving credit facility	(58,648)	(65,131)
Proceeds from revolving credit facility	62,757	54,722
Proceeds from issuance of common stock	–	20
Cash provided by (used for) financing activities	4,062	(10,477)

Net increase (decrease) in cash and cash equivalents	2,647	(2,919)

Cash and cash equivalents at beginning of period	53,653	57,554

Cash and cash equivalents at end of period	$56,300	$54,635

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$73	$73
Income taxes paid	$29	$1

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Columnar dollar amounts in thousands, except per share amounts)

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2013” mean our fiscal year ending September 29, 2013, references to “2012” mean our fiscal year ended September 30, 2012 and references to “2011” mean our fiscal year ended September 25, 2011.

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

As of December 30, 2012 and September 30, 2012, we had $2,019,000 and $5,419,000 of cash and cash equivalents that were restricted in use, respectively, which are classified in other current assets. These amounts covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account.

(3)  INVESTMENTS

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

A summary of our investments as of December 30, 2012, is as follows:

		Gross Realized		Gross Unrealized		Recorded
	Cost Basis	Gains	Losses	Gains	Losses	Basis

Available-for-sale securities
Short-term investments
U.S government debt securities	$1,200	$–	$–	$–	$–	$1,200

A summary of our investments as of September 30, 2012, is as follows:

		Gross Realized		Gross Unrealized		Recorded
	Cost Basis	Gains	Losses	Gains	Losses	Basis

Available-for-sale securities
Short-term investments
U.S government debt securities	$1,200	$–	$–	$–	$–	$1,200

As of December 30, 2012, our short-term investments were scheduled to mature within one year.

As of December 30, 2012, and December 25, 2011, we had $1,200,000 of short-term investments that were restricted in use.

(4)  FAIR VALUE MEASUREMENTS

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

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at December 30, 2012
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$56,300	$–	$–
Available-for-sale securities
U.S. government debt securities	1,200	–	–
Total assets	$57,500	$–	$–

	Fair Value Measurements at September 30, 2012
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$53,653	$–	$–
Available-for-sale securities
U.S. government debt securities	1,200	–	–
Total assets	$54,853	$–	$–

Short- and Long-Term Debt

The fair values of the 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”) and the 8.50% Convertible Subordinated Notes due 2026 (the “8.50% Convertible Notes”) are estimated based on the closing market price of the respective Notes as of the end of the fiscal quarter. The fair value of the 3.25% Notes and the 8.50% Convertible Notes were classified in Level 1 of the fair value hierarchy.

The 8.50% Senior Secured Second Lien Notes due 2017 (the “8.5% Secured Notes”) had not experienced significant trading activity, therefore the estimate was based on the closing market price of similar debt as of the end of the fiscal quarter. The fair value of the 8.50% Secured Notes was classified in Level 2 of the fair value hierarchy.

The fair value of our senior secured credit facility’s carrying value is a reasonable estimate of fair value. The fair value of the credit facility was classified in Level 2 of the fair value hierarchy.

The estimated fair values of our short- and long-term debt were as follows on each of the indicated dates:

	December 30, 2012		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.25% Notes	$11,859	$11,769	$11,698	$11,351
8.50% Convertible Notes	52,917	35,374	52,339	29,369
8.50% Secured Notes	73,174	82,088	72,893	81,299
Credit Facility	4,109	4,109	–	–

(5)  TRADE RECEIVABLES

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $23,998,000 at December 30, 2012, and $21,438,000 at September 30, 2012, were net of allowances of $89,000 and $44,000, respectively.  The allowances at the end of December 30, 2012 and September 30, 2012 were for sales returns.

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

September 30, 2012	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	December 30, 2012
$44	$314	$(269)	$89

(6)  INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at December 30, 2012, and September 30, 2012:

	December 30, 2012	September 30, 2012

Raw materials	$19,948	$14,647
Work in process	10,464	11,069
Finished goods	16,432	15,716
	$46,844	$41,432

(7)  SHORT- AND LONG-TERM DEBT

Short- and long-term debt consisted of the following at December 30, 2012, and September 30, 2012:

	December 30, 2012	September 30, 2012
3.25% Notes	$11,886	$11,886
3.25% Notes debt discount	(27)	(188)
8.50% Convertible Notes	58,504	58,504
8.50% Convertible Notes debt discount	(5,587)	(6,165)
8.50% Secured Notes	78,931	78,931
8.50% Secured Notes debt discount	(5,757)	(6,038)
Credit facility	4,109	–
Capital lease obligation	1,637	–
Total short-and long-term debt, net of discounts	143,696	136,930
Less: Current maturities, net of discount	(16,392)	(11,698)
Total long-term debt, net of discounts	$127,304	$125,232

3.25% Notes

In January 2006, we issued pursuant to an indenture $225,000,000 aggregate principal amount of 3.25% Notes. Interest on the 3.25% Notes was payable on January 15 and July 15 of each year, which began on July 15, 2006. Issuance costs of $6,029,000 were capitalized and were being amortized over seven years, except to the extent the underlying notes have been retired, in consideration of the holders’ ability to require us to repurchase all or a portion of the 3.25% Notes on January 15, 2013, as described below.

Since January 21, 2011, we had the right to redeem for cash all or a portion of the 3.25% Notes at specified redemption prices, as provided in the indenture governing the 3.25% Notes, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Holders of the 3.25% Notes could have required us to purchase all or a portion of their 3.25% Notes for cash on January 15, 2013, January 15, 2016 and January 15, 2021, or in the event of a fundamental change, at a purchase price equal to 100 percent of the principal amount of the 3.25% Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the purchase date.

Under certain circumstances, holders of the 3.25% Notes could have converted their 3.25% Notes based on a conversion rate of 27.4499 shares of our common stock per $1,000 principal amount of the 3.25% Notes (which is equal to an initial conversion price of approximately $36.43 per share), subject to adjustment. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of the 3.25% Notes a holder would have received an amount in cash equal to the lesser of (i) $1,000, or (ii) the conversion value, determined in the manner set forth in the indenture, of the number of shares of our common stock equal to the conversion rate. If the conversion value exceeded $1,000, we also would have delivered, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion.

We follow FASB authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance specifies that convertible debt instruments that may be settled in cash upon conversion shall be separately accounted for by allocating a portion of the fair value of the instrument as a liability and the remainder as equity. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost over the effective term. The provisions of this guidance applied to the 3.25% Notes. This guidance requires us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments that do not contain a comparable conversion feature.

The adoption of this guidance required us to allocate the original $225,000,000 proceeds received from the issuance of our 3.25% Notes between the applicable debt and equity components. Accordingly, we allocated $160,584,000 of the proceeds to the debt component of our 3.25% Notes and $40,859,000, net of deferred taxes of $23,557,000, to the equity conversion feature. Subsequent to the original issuance date of the 3.25% Notes, a full valuation allowance was recorded against our deferred tax assets (see Note 12 for a discussion of income taxes). The debt component allocation was based on the estimated fair value of similar debt instruments without a conversion feature as determined by using a discount rate of 8.75%, which represents our estimated borrowing rate for such debt as of the date of our 3.25% Notes issuance. The difference between the cash proceeds associated with our 3.25% Notes and the debt component was recorded as a debt discount with a corresponding offset to additional paid-in capital, net of applicable deferred taxes, representing the equity conversion feature. The debt discount that we recorded was amortized over seven years (except to the extent the underlying 3.25% Notes have been retired), which was the expected term of our 3.25% Notes (January 19, 2006 through January 15, 2013), using the effective interest method resulting in additional non-cash interest expense. As of December 30, 2012, the remaining period over which the debt discount was amortized for outstanding 3.25% Notes was approximately 1 month.

The carrying amounts of our 3.25% Notes included in our condensed consolidated balance sheets were as follows:

	December 30, 2012	September 30, 2012
Principal balance	$11,886	$11,886
Debt discount	(27)	(188)
Convertible subordinated notes, net	$11,859	$11,698

We have recorded the following interest expense related to our 3.25% Notes in the periods presented:

	Thirteen Weeks Ended
	December 30, 2012	December 25, 2011
Coupon rate of interest (cash interest)	$97	$619
Debt discount amortization (non-cash interest)	160	943
Net interest expense for the 3.25% Notes	$257	$1,562

A total of $11,886,000 aggregate principal amount of the 3.25% Notes remained outstanding at December 30, 2012.

8.50% Convertible Notes

In February 2011, we issued as part of a tender/exchange, $40,000,000 aggregate principal amount of 8.50% Convertible Notes pursuant to an indenture dated as of February 11, 2011. The 8.50% Convertible Notes are senior in right of payment to any of our existing and future subordinated indebtedness, including any outstanding 3.25% Notes. Interest is payable on the 8.50% Convertible Notes on January 15 and July 15 of each year. The 8.50% Convertible Notes mature on January 15, 2026. Each $1,000 principal amount of the 8.50% Convertible Notes is convertible into 116.2790 shares of our common stock (which is equal to an initial conversion price of approximately $8.60 per share), subject to adjustment.

We have the right to redeem the 8.50% Convertible Notes (i) on or after January 15, 2013 to, but excluding, January 15, 2015, if the closing price of our common stock equals or exceeds 150 percent of the conversion price, and (ii) at any time on or after January 15, 2015, in either case in whole or in part, for cash equal to 100 percent of the principal amount of the 8.50% Convertible Notes to be redeemed plus any accrued but unpaid interest to, but excluding, the redemption date. Holders of the 8.50% Convertible Notes may require us to repurchase all or a portion of their 8.50% Convertible Notes at par on each of January 15, 2015, January 15, 2016 and January 15, 2021, for cash equal to 100 percent of the principal amount of the 8.50% Convertible Notes to be repurchased plus any accrued but unpaid interest to, but excluding, the repurchase date. If a fundamental change (as defined in the indenture) occurs, each holder of 8.50% Convertible Notes will have the right to require us to repurchase all or any portion of that holder’s 8.50% Convertible Notes for cash equal to 100 percent of the principal amount of the 8.50% Convertible Notes to be repurchased plus any accrued but unpaid interest to but excluding the repurchase date.

As a result of a February 2011 tender/exchange, we retired an aggregate principal amount of $75,294,000 of the 3.25% Notes. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued the $40,000,000 aggregate principal amount of the 8.50% Convertible Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. We determined that the debt instruments in the tender/exchange had substantially different terms and therefore applied debt extinguishment accounting.  The difference between the fair value and the carrying value of the liability component of the 3.25% Notes at the date of extinguishment was recorded as a $5,467,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,371,000 reduction to additional paid-in capital.

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

On April 12, 2012, after funding the purchase of 3.25% Notes through the 3.25% Tender/Exchange Offer as discussed below, we completed an offer to purchase for cash $26,666,000 aggregate principal amount of our outstanding 8.50% Convertible Notes, whereby we applied $19,999,500 of residual proceeds from a private placement of 8.50% Secured Notes to fund the purchase of outstanding 8.50% Convertible Notes. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of  $2,629,000 for the thirteen weeks ended December 25, 2011.

8.50% Secured Notes

In March, 2012, we issued $78,931,000 aggregate principal amount of 8.50% Secured Notes. Of that total amount, $38,931,000 aggregate principal amount of 8.50% Secured Notes was issued pursuant to an effective registration statement relating to an offer to purchase for cash or exchange for new securities any and all of our outstanding 3.25% Notes (the “3.25% Tender/Exchange Offer”).  The remaining $40,000,000 aggregate principal amount of 8.50% Secured Notes was issued in a private placement that included the issuance of warrants to purchase 3,869,000 shares of our common stock.  The warrants are exercisable on a cashless basis for $.01 per share for ten years after their issuance.  The total purchase price for the 8.50% Secured Notes and warrants issued in the private placement was $39,400,000. The fair value of the warrants was recorded in Additional Paid-in Capital (“APIC”) in the amount of $8,489,000.

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

We may redeem all or part of the 8.50% Secured Notes at any time by paying 100% of the principal amount redeemed, plus a make-whole premium (and accrued and unpaid interest on the principal amount redeemed to) as of the date of redemption (subject to the rights of holders of the 8.50% Secured Notes on the relevant record date to receive interest due on the relevant interest payment date as and to the extent provided in the indenture). The indenture governing the 8.50% Secured Notes contains certain covenants that, among other things, will limit our and our restricted subsidiaries’ ability to incur additional indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets, including capital stock of restricted subsidiaries, enter into transactions with affiliates, create or incur liens and enter into operating leases. The indenture also limits the amount of our consolidated total assets and free cash flow that can be attributable to subsidiaries that have not guaranteed the 8.50% Secured Notes or, in certain cases, had their stock pledged to secure the 8.50% Secured Notes.

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

3.25% Tender/Exchange Offer

On March 30, 2012, we completed the 3.25% Tender/Exchange Offer and, in accordance with its terms, made cash payments totaling $16,877,700, plus accrued and unpaid interest, for the purchase of $21,097,125 aggregate principal amount of outstanding 3.25% Notes that were tendered and accepted for purchase. A total of $11,886,000 aggregate principal amount of 3.25% Notes, included in “Current maturities of long-term debt, net of discount” on our condensed consolidated balance sheets, remained outstanding after completion of the 3.25% Tender/Exchange Offer.  Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $3,268,000 for the thirteen weeks ended December 25, 2011. The consideration paid for outstanding 3.25% Notes tendered for purchase was funded by the proceeds from the 8.50% Secured Notes sold by us in the private placement.

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

Debt refinancing costs for the thirteen weeks ended December 25, 2011, were $3,926,000. Because the terms of the 8.50% Secured Notes and outstanding 3.25% Notes in the exchange were not substantially different, debt modification accounting was applied in accordance with FASB guidance. The debt refinancing costs associated with the debt transactions were expensed as incurred.

3.25% Notes Redemption Subsequent to Quarter End

On January 3, 2013, subsequent to quarter end, we initiated a redemption of all remaining 3.25% Notes. In accordance with the terms of the indenture governing the 3.25% Notes and a notice of redemption thereunder, all $11,886,000 aggregate principal amount of 3.25% Notes were redeemed on or before February 2, 2013 at a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. Interest on the 3.25% Notes called for redemption ceased to accrue as of February 2, 2013. No gain or loss is expected to be recorded as a result of this transaction.

Debt Refinancing Subsequent to Quarter End

On January 22, 2013, subsequent to quarter end, we issued $12,200,000 aggregate principal amount of 10.875% Senior Secured Second Lien Notes due 2017 (the “10.875% Notes”) for a total purchase price of $11,590,000. On January 23, 2013, we repurchased $18,682,000 aggregate principal amount of our outstanding 8.50% Convertible Notes by making cash payments totaling $11,583,000, plus accrued and unpaid interest, which payments were funded by the proceeds of the sale of the 10.875% Notes.  We expect to apply debt extinguishment accounting and anticipate we will record a gain on extinguishment of debt for the thirteen weeks ended March 31, 2013. These transactions reduced the portion of our outstanding debt subject to a holder-initiated repurchase as early as 2015 from $58,504,000 to $39,822,000.

The 10.875% Notes are issued under an indenture dated as of January 22, 2013 and bear interest at a rate of 10.875% per annum, payable semiannually in arrears on January 16 and July 15 of each year, beginning July 15, 2013. The 10.875% Notes are secured by liens on all assets securing our senior secured credit facilities (other than capital stock of subsidiaries of our company to the extent that inclusion of such capital stock would require the filing of separate financial statements for such subsidiaries with the SEC), which liens rank junior in priority to the liens securing our senior secured credit facilities and other permitted prior liens and on an equal and ratable basis with the liens securing our 8.50% Secured Notes. The 10.875% Notes are scheduled to mature on January 15, 2017 unless redeemed or repurchased in accordance with their terms. We may redeem all or a portion of the 10.875% Notes at any time by paying 100 percent of the principal amount redeemed, plus a make-whole premium as of, and accrued and unpaid interest to, the date of redemption.

To accommodate the January 2013 debt refinancing described above, on January 22, 2013, we entered into (i) a first supplemental indenture to the indenture dated as of March 30, 2012, which governs the 8.50% Secured Notes, and (ii) a consent and amendment no. 3 to our revolving credit and security agreement.

Senior Secured Credit Facility

In September 2011, we entered into a revolving credit and security agreement with PNC Bank, National Association (“PNC Bank”). The credit agreement provides us with a senior secured credit facility in a principal amount of up to $35,000,000, subject to a borrowing base. The credit facility is secured by substantially all of the personal and real property of Hutchinson Technology Incorporated. The maturity date of the credit facility is October 1, 2014. The credit agreement contains customary representations, warranties, covenants and events of default that, among other things, limit our and our restricted subsidiaries’ ability, to, incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investment; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; enter into operating leases; merge, consolidate or sell substantially all of our assets; make capital expenditures; change the nature of our business; and expend the assets or free cash flow of certain subsidiaries. The agreement also contains certain financial covenants that require us to maintain a minimum fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), and minimum liquidity. We maintain an account at PNC Bank with a minimum balance of $15,000,000, as required under the credit agreement.

The suspension of production at our Thailand facility in October 2011 triggered an event of default provision related to business interruptions under the revolving credit and security agreement, and we obtained a waiver of the event of default. The event of default did not trigger any cross-default provisions in our other financing arrangements.

In February 2012, we entered into a consent and amendment to our credit agreement with PNC Bank, which itself was further amended in March 2012. Under the amended consent and amendment, PNC Bank consented to our use of the proceeds from the private placement of 8.50% Secured Notes to purchase a portion of our outstanding 8.50% Convertible Notes.

In July, 2012, we entered into a second amendment to our credit agreement with PNC Bank. The amendment modified certain of the financial covenants under the existing agreement, (i) to eliminate the fixed charge coverage ratio requirement for our fiscal quarters ended June 24, 2012 and ending September 30, 2012 and provide for aggregating the applicable measurement periods starting with our fiscal quarter ending December 30, 2012 and (ii) to implement an additional EBITDA requirement for our fiscal year ending September 30, 2012.

Subsequent to quarter end, as of January 22, 2013, we entered into a third amendment to our credit agreement with PNC Bank. Under the amendment, PNC Bank consented to the January 2013 debt refinancing, including the private placement and the repurchases, and the granting of the liens to secure the 10.875% Notes.

In December 2012, we borrowed $7,000,000 under the senior secured credit facility. As of December 30, 2012, $4,109,000 remained outstanding. Subsequent to year end, we repaid all such borrowings. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement. As of December 30, 2012, we were in compliance with the covenants of our credit facility.

Capital Leases

Certain of our manufacturing equipment  is leased in a manner that requires the application of capital lease accounting. The present value of the minimum quarterly payments under these capital leases resulted in an initial $2,370,000 of related leased assets. The outstanding lease obligations as of December 30, 2012 and December 25, 2011 were $1,637,000 and $184,000, respectively. Future minimum payments for leases treated as a capital lease are $435,000 in 2013, $580,000 in 2014, $580,000 in 2015 and $97,000 in 2016.

(8)  OTHER COMPREHENSIVE INCOME

Accumulated OCI, net of income taxes (see Note 12 for a discussion of income taxes), was as follows:

	December 30, 2012	September 30, 2012
Foreign currency translation	$(69)	$(129)

Our Thailand operation uses local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated OCI. Foreign currency translation, net of income taxes (see Note 12 for a discussion of income taxes), for the thirteen weeks ended December 30, 2012, was a $60,000 gain, compared to a loss of $434,000 for the thirteen weeks ended December 25, 2011.

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other income (expense), net” in our condensed consolidated statements of operations. We recognized a foreign currency gain of $138,000 for the thirteen weeks ended December 30, 2012, compared to a loss of $530,000 for the thirteen weeks ended December 25, 2011, that was primarily related to purchases and advances denominated in U.S. dollars made by our Thailand operation.

(9)  SEVERANCE AND OTHER EXPENSES

A summary of our severance and benefits and other expenses as of December 30, 2012, is as follows:

	Severance and Benefits	Other Expenses	Total
Accrual balances, September 25, 2011	$1,741	$–	$1,741
Restructuring charges	(895)	184	(711)
Cash payments	(729)	(184)	(913)
Accrual balances, December 25, 2011	117	–	117
Cash payments	(117)	–	(117)
Accrual balances, March 25, 2012	–	–	–

Accrual balances, June 24, 2012	–	–	–

Accrual balances, September 30, 2012	–	–	–
Restructuring charges	1,018	–	1,018
Cash payments	(631)	–	(631)
Accrual balances, December 30, 2012	$387	$–	$387

During 2011, we announced a manufacturing consolidation and restructuring plan that consolidated our Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin. We also took additional actions to resize the company, reduce costs and improve cash flow, including severance actions. During the first quarter of 2012, flooding in Thailand required us to suspend our Thailand assembly operations. As a result of leveraging our U.S. assembly operations to offset the temporary loss of manufacturing capacity in Thailand, we retained approximately 120 employees in our Hutchinson, Minnesota manufacturing facility that we previously expected to terminate and whose anticipated severance and benefits were included in our 2011 severance and benefits expenses. This resulted in a reduction of $895,000 in severance and benefits expense during the first quarter of 2012. The remaining $117,000 of severance and benefits payments were completed in our second quarter of 2012.

As part of the 2011 consolidation and restructuring plan, we incurred approximately $184,000 of other expenses for the thirteen weeks ended December 25, 2011, primarily internal labor, contractors and freight, related to consolidation of the Hutchinson components operation into our operations in Eau Claire, Wisconsin.

During the first quarter of 2013, we identified approximately 55 positions to be eliminated as part of our continued focus on overall cost reduction. This resulted in $1,018,000 of severance and benefits expense during the first quarter of 2013. We expect the remaining severance and benefits payments of $387,000 will be complete by the end of our second quarter of 2013.

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

During the first quarter of 2012, flooding in Thailand required us to suspend our Thailand assembly operations and constrained the disk drive manufacturing supply chain, which affected demand for our products. We believe that the flooding, together with our continued operating losses, was a triggering event that required an impairment analysis. Based on our forecast model and impairment analysis for our first quarter of 2012, the expected undiscounted cash flows exceeded the carrying value of our assets. However, impairments were recognized on specific identification of assets that were destroyed by the floodwaters (see Note 11 regarding the Thailand flood).

Late in December 2012, we decided to further consolidate and streamline our U.S. operations. In connection with this consolidation of our operations, we have initiated the marketing of two of our facilities for sale or lease, including the portion of our Eau Claire, Wisconsin facility used for assembly operations and the Development Center building on our Hutchinson, Minnesota campus. We plan to wind down our assembly operations in Eau Claire, Wisconsin in 2013 as we shift more of that production to our Thailand operation. In Hutchinson, we are consolidating our Development Center into our headquarters building in 2013, taking advantage of the space made available by moving component manufacturing from Hutchinson to Eau Claire in 2011. We believe that the decision to consolidate operations was a triggering event that required us to perform an impairment analysis to evaluate the recoverability of the carrying value of our long-lived assets. Our impairment analysis for the first quarter of 2013 indicated that no charge for impairment was required. Based on our forecast model, the expected undiscounted cash flows exceeded the carrying value of our assets. We determined the long-lived assets did not meet the criteria to be classified as assets held for sale.

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

As a result of the flooding in Thailand, during our thirteen weeks ended December 25, 2011, we recorded insurance recoveries, net of flood-related costs, as follows:

Thirteen Weeks Ended December 25, 2011
Impairment of building and equipment and write-off of inventory	$11,082
Continuing costs during site shutdown	2,543
Site restoration	102
13,727
Insurance recoveries	(13,727)
Flood-related costs, (net of insurance recoveries)	$–

The total carrying value of our Thailand building and equipment was approximately $18,700,000 at the time of the flood. Of the total, $8,338,000 was destroyed by the floodwaters and was impaired and written off. The flood-related inventory write-off was $2,744,000, which included the cost of raw materials, work-in-process and finished goods inventories that were not able to be used or sold due to the flood damage. Repairs, maintenance, employee and other flood-related costs were expensed when incurred. These expenses totaled $2,645,000 for the thirteen weeks ended December 25, 2011. These amounts are reflected, in “Flood-related costs (net of insurance recoveries)”, on our consolidated statements of operations.

After review of the flood mitigation plans of the Thai government and those of the industrial park where our plant is located, we are proceeding with plans to restore our Thailand manufacturing facility to pre-flood output levels. The industrial park has completed construction of a flood wall and we have restored our manufacturing facility and qualified its clean room. We resumed production at that facility and began shipping products for customer qualification during the third quarter of 2012. In total, we spent approximately $27,000,000 during 2012 and $3,000,000 during the first quarter of 2013 for U.S. incremental costs of manufacturing in our U.S. assembly operations instead of Thailand, capital expenditures on site restoration and equipment replacement, recovery expenses, and inventory replenishment. These costs were partially offset by the $25,000,000 in insurance proceeds that we recovered in 2012. This estimate does not include lost profits from lower demand due to constraints in the overall capacity in the disk drive supply chain as a result of the flooding.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 30, 2012, we had a valuation allowance of $203,463,000. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that a full valuation allowance was appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

The income tax provision for the thirteen weeks ended December 30, 2012 and December 25, 2011 was $46,000 and $44,000, respectively, consisting primarily of foreign income tax expense.

(13)  STOCK-BASED COMPENSATION

Our 2011 Equity Incentive Plan has been approved by shareholders and authorizes the issuance of 1,200,000 shares of our common stock (plus any shares that remained available on that date for future grants under our 1996 Incentive Plan) for equity-based awards (no further awards will be made under our 1996 Incentive Plan). Under the equity incentive plans, stock options have been granted to employees, including our officers and directors, at an exercise price not less than the fair market value of our common stock at the date the options are granted. The options granted generally expire ten years from the date of grant or at an earlier date as determined by the committee of our board of directors that administers the plans. Options granted under the plans prior to November 2005 generally were exercisable one year from the date of grant. Options granted under the plans from November 2005 to October 2011 are exercisable two to three years from the date of grant. Options granted under the plans since November 2011 are exercisable one to three years from the date of grant.

Under our active equity incentive plan, we also issue restricted stock units (“RSUs”) to employees, including our officers. RSUs generally vest over three years in annual installments commencing one year after the date of grant. We recognize compensation expense for the RSUs over the service period equal to the fair market value of the stock units on the date of issuance. Upon vesting, RSUs convert to shares in accordance with the terms of the equity incentive plan under which they were issued.

We recorded stock-based compensation expense related to our stock options, RSUs and common stock, included in selling, general and administrative expenses, of $88,000 and $388,000 for the thirteen weeks ended December 30, 2012, and December 25, 2011, respectively. As of December 30, 2012, $2,365,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 22 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirteen weeks ended December 30, 2012, and December 25, 2011, was $1.15 and $1.29, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirteen Weeks Ended
	December 30, 2012	December 25, 2011
Risk-free interest rate	1.2%	1.7%
Expected volatility	80.0%	80.0%
Expected life (in years)	8.0	8.0
Dividend yield	–	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the thirteen weeks ended December 30, 2012, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)	Aggregate Intrinsic Value ($)
Outstanding at September 30, 2012	3,556,798	14.07	5.6	–
Granted	360,000	1.53
Exercised	–	–
Expired/Canceled	(480,762)	18.52
Outstanding at December 30, 2012	3,436,036	12.13	5.2	203,000
Options exercisable at December 30, 2012	2,607,537	15.29	6.0	13,000

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)	Weighted-Average Remaining Contractual Life (yrs.)
Non-vested at September 30, 2012	1,228,229	2.93	8.1
Granted	360,000	1.15
Vested	(615,655)	3.56
Canceled	(144,075)	3.24
Non-vested at December 30, 2012	828,499	1.64	9.0

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted-Average Remaining Contractual Life (yrs.)	Weighted-Average Exercise Price ($)	Number Exercisable	Weighted-Average Exercise Price ($)
1.45-3.00	566,000	9.6	1.58	55,333	1.70
3.01-5.00	1,029,563	7.1	3.04	724,232	3.03
5.01-10.00	625,858	6.9	7.33	613,358	7.34
10.01-20.00	20,000	5.1	15.96	20,000	15.96
20.01-25.00	323,535	3.8	23.01	323,535	23.01
25.01-30.00	524,290	4.0	26.77	524,290	26.77
30.01-45.06	346,790	1.4	32.51	346,790	32.51
Total	3,436,036	6.1	12.13	2,607,537	15.29

RSU transactions during the thirteen weeks ended December 30, 2012, are summarized as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value ($)
Non-vested at September 30, 2012	555,050	1.80
Granted	656,850	1.45
Vested	(145,836)	(1.70)
Canceled	(43,149)	(1.81)
Non-vested at December 30, 2012	1,022,915	1.59

(14)  LOSS PER SHARE

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

	Thirteen Weeks Ended
	December 30, 2012	December 25, 2011
Net loss	$(6,522)	$(12,476)

Weighted-average common shares outstanding	23,951	23,395
Dilutive potential common shares	–	–
Weighted-average common and diluted shares outstanding	23,951	23,395

Basic loss per share	$(0.27)	$(0.53)

Diluted loss per share	$(0.27)	$(0.53)

Diluted loss per share for the thirteen weeks ended December 30, 2012, excludes potential common shares and warrants of 2,266,000 using the treasury stock method, and 6,803,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirteen weeks ended December 25, 2011, excludes potential common shares of 0 using the treasury stock method, and 9,903,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive.

As discussed in Note 7, we issued warrants to purchase 3,869,000 shares of our common stock in a private placement.  As of December 30, 2012, there were 447,837 warrants exercised which resulted in the issuance of 445,837 shares of common stock. On January 23, 2013, subsequent to our quarter ended December 30, 2012, an additional 1,082,053 warrants were exercised which resulted in the issuance of 1,077,538 shares of common stock.

 (15)  SEGMENT REPORTING

We follow the provisions of FASB guidance, which establish annual and interim reporting standards for an enterprise’s business segments and related disclosures about each segment’s products, services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a company for making operating decisions and assessing financial performance. Our Chief Executive Officer is our chief operating decision maker.

Effective October 1, 2012, we realigned our business into a single operating and reportable segment. Our chief operating decision maker now assesses financial performance of our company as a whole. Due primarily to the restructuring actions that occurred during 2012 and the additional cost reductions that we have made since the end of 2012, the operating losses from our BioMeasurement products have been significantly reduced. In connection with this realignment, we have also eliminated divisional presidents.

The October 1, 2012 realignment is reflected in the information contained in this report for all periods presented.

(16)  SUBSEQUENT EVENTS

Subsequent to our quarter ended December 30, 2012, we issued $12,200,000 of the 10.875% Notes and used the proceeds to repurchase $18,682,000 of our 8.50% Convertible Notes. We also initiated a redemption of $11,886,000 of our 3.25% Notes.  See Note 7 above.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2013” mean our fiscal year ending September 29, 2013, references to “2012” mean our fiscal year ended September 30, 2012 and references to “2011” mean our fiscal year ended September 25, 2011.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended September 30, 2012.

GENERAL

Overview

We are a global technology manufacturer committed to creating value by developing solutions to critical customer problems. Our culture of quality, continuous improvement, superior innovation and a relentless focus on the fundamentals enables us to compete in the markets we serve.

The majority of our revenue is derived from the sale of suspension assemblies to a small number of manufacturers. Suspension assemblies are precise electro-mechanical components that hold a disk drive’s read/write head at microscopic distances above the drive’s disks. Our innovative product solutions help customers improve yields, increase reliability and enhance disk drive performance, thereby increasing the value they derive from our products.

General Business

We are a key world-wide supplier to all manufacturers of disk drives and head-gimbal assemblers. Sales to our four largest customers constituted 98% of net sales for the thirteen weeks ended December 30, 2012 as shown in the following table.

Customer	Percentage of Sales
Western Digital Corporation	49%
SAE Magnetics, Ltd/TDK Corporation	26%
Seagate Technology, LLC	12%
HGST (a Western Digital company)	11%

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

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

Suspension Assembly Shipments by Quarter
	2012				2013
	First	Second	Third	Fourth	First
Suspension assembly shipment quantities	89	97	100	105	104

The October 2011 flooding in Thailand temporarily constrained the overall production capacity of the hard disk drive supply chain in 2012. Additionally, some hard disk drive manufacturers temporarily reduced the average capacity size of their disk drives to maximize their use of components that were in short supply, and therefore, maximize the number of disk drives that they were able to ship. We believe this temporarily reduced the number of suspensions per disk drive. These factors together caused a material decrease in our suspension assembly demand. In our first quarter of 2012, shipments decreased 38 million or 30% compared to the fourth quarter of 2011 due to the flood-related capacity constraints at our customers. Our second quarter of 2012 shipments increased sequentially in all segments, with the largest percentage increase in shipments for enterprise applications. We estimate that we maintained our overall suspension assembly market share in both the first and second quarters of 2012, compared to the preceding quarter, by leveraging our vertically integrated U.S. operations to meet customers’ needs. Our third quarter of 2012 shipments increased slightly compared with the preceding quarter but demand for our suspension assemblies declined by more than 15% in the final five weeks of the quarter compared with the quarter’s first eight weeks, primarily due to weakened disk drive demand. Our 14-week fiscal fourth quarter of 2012 shipments totaled 105 million, down 2% on a weekly shipment basis compared with the 13-week fiscal third quarter of 2012. Industry sources estimate that disk drive shipments in the quarter ended September 2012 declined by 11% compared with the preceding quarter. Increased allocations on our existing programs and participation on new program ramps helped offset the near-term market weakness.

Our suspension assembly shipments totaled 104 million in the 13-week fiscal 2013 first quarter, up 6% on a weekly shipment basis compared with 105 million in the 14-week fiscal 2012 fourth quarter. As in the fourth quarter of 2012, our shipments benefited from our market share positions on both existing and new customer programs even as worldwide disk drive and suspension assembly demand remained soft.

Average selling price in the first quarter of 2013 was $0.60, up from $0.58 in the preceding quarter, due to a higher mix of both development and high volume dual-stage actuated (DSA) suspensions and suspensions for enterprise applications. DSA suspensions, which carry a higher selling price and cost more to manufacture, increased to 9% of our first quarter product mix up from 5% in the preceding quarter.  We expect our product mix to continue to shift toward DSA suspensions throughout 2013. Suspension assembly pricing is likely to remain competitive in 2013.

Gross profit in the 2013 first quarter was $7,421,000, or 12% of net sales, compared with a gross loss of $0.2 million in the preceding quarter.  Compared with the fourth quarter of 2012, gross profit benefited from improved absorption of fixed costs due to higher weekly volume and ongoing efforts to reduce costs. Increased shipments of higher-priced development products and increased scrap recoveries also improved gross profit by approximately $3,000,000. The impact of these items is not expected to carry over into our 2013 second quarter.

The quarter also included higher assembly operating costs of approximately $2,300,000, compared to approximately $4,000,000 in the preceding quarter, while we are relying on our U.S. assembly operations for the majority of our production. We will continue to transition more of our assembly production to Thailand as the year progresses so that we can realize the related cost advantages and have the majority of our assembly production near our customers’ manufacturing locations. By the end of our second quarter 2013, we expect to have fully restored the pre-flood capacity of our Thailand operation. We intend to have the full capacity for the Thailand site installed by the end of 2013.

We are planning to further consolidate and streamline our U.S. operations. We plan to wind down our assembly operations in Eau Claire, Wisconsin during 2013 as we shift more of that production to our Thailand operation. The portion of our Eau Claire facility currently used for assembly operations will be offered for lease. In Hutchinson, we are consolidating our Development Center into our headquarters building in 2013, taking advantage of the space made available by moving component manufacturing from Hutchinson to Eau Claire in 2011, and intend to offer the Development Center for sale or lease. Near the end of 2013, we also plan to begin moving our stamping operation from a facility we currently lease in Plymouth, MN to our headquarters building in Hutchinson.  As these actions are completed, they are expected to further lower our cost structure.

Our operation in Thailand accounted for 18% of assembly production in the first quarter of 2013. We have qualified additional products at our Thailand site and remain on track to have about one-half of our total assembly output produced there by the end of our 2013 third quarter.

Effective October 1, 2012, we realigned our business into a single operating and reportable segment. Our chief operating decision maker now assesses financial performance of our company as a whole. Due primarily to the restructuring actions that occurred during 2012 and the additional cost reductions that we have made since the end of 2012, the operating losses from our BioMeasurement products have been significantly reduced. In connection with this realignment, we have also eliminated divisional presidents. We are also continuing to look at partnering opportunities that can help us get market traction and extract value from this technology that we have developed.

Outlook

We expect our second quarter of 2013 suspension assembly shipments to range from 95 million to 105 million, anticipating slightly lower demand for disk drives and a delay in some programs ramps to the second half of 2013. Gross profit is expected to decline on the lower volume in the second quarter of 2013 and on lower shipments of development products.

Beyond the second quarter of 2013, we expect our financial results will benefit from higher volume and improved fixed cost leverage, increased adoption of our DSA suspensions, the cost benefits of our TSA+ process, further cost reductions as we transition more assembly volume to Thailand and continued consolidation and streamlining of our U.S. operations.

RESULTS OF OPERATIONS

Thirteen Weeks Ended December 30, 2012 vs. Thirteen Weeks Ended December 25, 2011

Net sales for the thirteen weeks ended December 30, 2012, were $63,699,000, compared to $58,475,000 for the thirteen weeks ended December 25, 2011, an increase of $5,224,000. Our suspension assembly shipments increased 16 percent compared to the same quarter in 2012 primarily due to an increase in disk drive shipments year over year. Suspension assembly component sales were $876,000 for the thirteen weeks ended December 25, 2011, primarily as a result of the flood-related capacity constraints that existed in the disk drive industry creating demand for our suspension assembly components. We had no suspension assembly component sales for the thirteen weeks ended December 30, 2012.

Gross profit for the thirteen weeks ended December 30, 2012, was $7,421,000, compared to the gross profit of $2,301,000 for the thirteen weeks ended December 25, 2011, an increase of $5,120,000. Gross profit as a percent of net sales was twelve percent and four percent for the thirteen weeks ended December 30, 2012, and December 25, 2011, respectively. The increase in gross profit was primarily the result of the increase in net sales which included a higher mix of TSA+ and DSA products, and an improvement of approximately $3,000,000 due to increased shipments of higher-priced development products and increased scrap recoveries. These were partially offset by approximately $2,300,000 of incremental costs of manufacturing in our U.S. assembly operations instead of Thailand compared to approximately $1,000,000 for the thirteen weeks ended December 25, 2011.

Research and development expenses for the thirteen weeks ended December 30, 2012, were $3,339,000, compared to $3,948,000 for the thirteen weeks ended December 25, 2011, a decrease of $609,000. The decrease was primarily due to cost reduction actions.

Selling, general and administrative expenses for the thirteen weeks ended December 30, 2012, were $6,166,000, compared to $7,173,000 for the thirteen weeks ended December 25, 2011, a decrease of $1,007,000. The decrease was primarily due to cost reduction actions.

During the first quarter of 2013, we identified approximately 55 positions to be eliminated as part of our continued focus on overall cost reduction. This resulted in $1,018,000 of severance and benefits expense during the first quarter of 2013. We expect the remaining severance and benefits payments of $387,000 will be complete by the end of our second quarter of 2013.

Severance and other expenses for the thirteen weeks ended December 25, 2011 were reduced $711,000 because we reversed $895,000 of previously accrued severance and benefits expenses partially offset by $184,000 of other expenses incurred related to site consolidation plans during that quarter. As a result of leveraging our U.S. assembly operations to offset the temporary loss of manufacturing capacity in Thailand, during that quarter, we retained approximately 120 employees in our Hutchinson, Minnesota manufacturing facility that we previously expected to terminate and whose anticipated severance and benefits had been included in our 2011 severance and benefits expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations, our senior secured credit facility and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents increased from $53,653,000 at September 30, 2012, to $56,300,000 at December 30, 2012. Our short-term investments remained at $1,200,000. In total, our cash and cash equivalents and short-term investments increased by $2,647,000. The increase was primarily due to $4,109,000 net borrowings from our senior secured credit facility, the release of $3,400,000 of restricted cash that was temporarily held in our senior secured credit facility collections account and $1,638,000 in proceeds from an equipment sale-leaseback transaction. These proceeds were partially offset by $5,063,000 of capital expenditures and $1,564,000 of cash used by operations.

In recent years, our net sales have decreased significantly. With ongoing uncertain market and economic conditions, we are continuing to carefully manage our cost structure and cash position to ensure that we will meet our debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve profitability. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations, our credit facility and additional financing, if needed and as available given contractual restrictions, current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, debt and capital expenditures through 2013.

As of the date of this report, we had outstanding  $39,822,000 aggregate principal amount of our 8.50% Convertible Notes; $78,931,000 aggregate principal amount of our 8.50% Secured Notes; and $12,200,000 aggregate principal amount of our 10.875% Senior Secured Second Lien Notes due 2012 (the “10.875% Notes”). Holders of our 8.50% Convertible Notes may require us to purchase all or a portion of their 8.50% Convertible Notes for cash as early as January 15, 2015.

Due to the flooding in Thailand in October 2011, in total, we have spent approximately $27,000,000 during 2012 and $3,000,000 during the first quarter 2013 for incremental costs of manufacturing in our U.S. assembly operations instead of Thailand, capital expenditures for site restoration and equipment replacement, recovery expenses, and inventory replenishment at our Thailand facility. We estimate we will spend an additional $4,000,000 in the remainder of 2013 to restore our Thailand manufacturing operation and bring it back to pre-flood capacity levels and to cover the incremental costs of manufacturing in the United States. These estimates do not include lost profits. These expenditures were partially offset by the $25,000,000 in insurance proceeds that we received in 2012.

Our Thailand flood insurance policy in effect at the time of the October 2011 Thailand flood had a one-year term and has expired. We have evaluated flood-related insurance available to us, assessing our current flood risk compared to the cost of flood insurance. Our current flood coverage under a Thailand Government program is approximately $20,000,000 in addition to our current insurance flood coverage of approximately $1,000,000 for our Thailand facility.

During our third quarter 2012, we refinanced a portion of our debt, as discussed below, by reducing the principal amount of our outstanding debt subject to a holder-initiated redemption as early as 2013 from $76,243,000 to $11,886,000. The refinancing improved our financial position by extending the average maturities on our debt and reducing our overall debt balance from $161,413,000 to $149,321,000 while maintaining our cash levels. We may from time to time seek to prepay or retire our outstanding debt through cash purchases in open market or privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results, contractual restrictions and general economic and capital market conditions. We cannot be certain that we will be able to raise additional financing on terms acceptable to us, including covenants that we will be able to comply with in the short term, or at all, if needed. If we are unable to obtain new financing, if and when necessary, our future financial results and liquidity could be materially adversely affected.

Our credit agreement with PNC Bank and the indenture governing the 8.50% Secured Notes each contain certain covenants that, among other things, limit our and our restricted subsidiaries’ ability to incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; enter into operating leases; merge, consolidate or sell substantially all of our assets; make capital expenditures; change the nature of our business; and expend the assets or free cash flow of certain subsidiaries. The indenture also limits the amount of our consolidated total assets and free cash flow that can be attributable to subsidiaries that have not guaranteed the 8.50% Secured Notes or, in certain cases, had their stock pledged to secure the 8.50% Secured Notes.

We are making changes in our overall cost structure that should enable us to be cash-neutral at shipment volumes of 8 million per week, assuming no changes in our working capital. As volumes grow to more than 8 million suspension assemblies per week, we believe we will be able to generate positive free cash flow.

Senior Secured Credit Facility - In September 2011, we entered into a revolving credit and security agreement with PNC Bank. The credit agreement provides us with a senior secured credit facility in a principal amount of up to $35,000,000, subject to a borrowing base. The credit facility is secured by substantially all of the personal and real property of Hutchinson Technology Incorporated. The maturity date of the credit facility is October 1, 2014. In addition to the covenants identified above, the credit agreement contains certain financial covenants that require us to maintain a minimum fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), and minimum liquidity. We maintain an account at PNC Bank with a minimum balance of $15,000,000, as required under the credit agreement. In December 2012, we had borrowed $7,000,000 under the revolving credit agreement. As of December 30, 2012, $4,109,000 remained outstanding.

If we are unable to generate sufficient operating results in future quarters, we may be out of compliance with financial covenants in the credit agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period. As of December 30, 2012, we were in compliance with the covenants of our credit facility.

3.25% Notes Redemption Subsequent to Quarter End

On January 3, 2013, subsequent to quarter end, we initiated a redemption of all remaining 3.25% Notes. In accordance with the terms of the indenture governing the 3.25% Notes and a notice of redemption there under, all $11,885,875 aggregate principal amount of 3.25% Notes were redeemed on or before February 2, 2013 at a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. Interest on the 3.25% Notes called for redemption has ceased to accrue as of February 2, 2013. Payment of the redemption price was funded by cash on hand. After completion of the redemption, no 3.25% Notes will remain outstanding.

Debt Refinancing Subsequent to Quarter End

On January 22, 2013, subsequent to quarter end, we sold $12,200,000 aggregate principal amount of 10.875% Notes for a total purchase price of $11,590,000. On the same date, we repurchased $18,682,000 aggregate principal amount of our outstanding 8.50% Convertible Notes by making cash payments totaling $11,583,000, plus accrued and unpaid interest, which payments were funded by the proceeds of the sale of the 10.875% Notes. This refinancing reduced the portion of our outstanding debt subject to a holder-initiated repurchase as early as 2015 from $58,504,000 to $39,822,000.

The 10.875% Notes are issued under an indenture dated as of January 22, 2013 and bear interest at a rate of 10.875% per annum, payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2013. The 10.875% Notes are secured by liens on all assets securing our senior secured credit facilities (other than capital stock of subsidiaries of our company to the extent that inclusion of such capital stock would require the filing of separate financial statements for such subsidiaries with the SEC, which liens rank junior in priority to the liens securing our senior secured credit facilities and other permitted prior liens and on an equal and ratable basis with the liens securing our 8.50% Secured Notes. The 10.875% notes are scheduled to mature on January 15, 2017 unless redeemed or repurchased in accordance with their terms. We may redeem all or a portion of the 10.875% Notes at any time by paying 100 percent of the principal amount redeemed, plus a make-whole premium as of, and accrued and unpaid interest to, the date of redemption.

The indenture governing the 10.875% Notes contains certain covenants that, among other things, limit our and our restricted subsidiaries’ ability to incur additional indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets, including capital stock of restricted subsidiaries, enter into transactions with affiliates, create or incur liens and enter into operating leases. The indenture also limits the amount of our consolidated total assets and free cash flow that can be attributable to subsidiaries that have not guaranteed the 10.875% Notes or, in certain cases, had their stock pledged to secure the 10.875% Notes. The indenture contains customary events of default, the occurrence of which would permit the acceleration of the 10.875% Notes, including failure to pay principal of or interest on the 10.75% Notes, failure to comply with covenants in the indenture or other related documents, default in the payment of principal of, or acceleration of, other material indebtedness for borrowed money of the company, failure of the company or any of its significant subsidiaries to pay or discharge material judgments, and bankruptcy of the company or any of its significant subsidiaries.

To accommodate the January 2013 debt refinancing described above, on January 22, 2013, we entered into (i) a first supplemental indenture to the indenture dated as of March 30, 2012, which governs the 8.50% Secured Notes, and (ii) a consent and amendment no. 3 to our revolving credit and security agreement.

Capital Expenditures - Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $5,063,000 for the thirteen weeks ended December 30, 2012. We anticipate capital expenditures will total $15,000,000 to $20,000,000 in 2013 primarily for manufacturing equipment for new process technology and capability improvements, such as DSA suspension assemblies and product tooling. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents, our senior secured credit facility or additional financing, if available given current credit market conditions.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for us for 2013. We elected early adoption of this guidance beginning with our first quarter of 2012. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: market demand and market consumption of disk drives or suspension assemblies; demand for and shipments of our products, production capacity and capabilities, product commercialization and adoption, capital expenditures, average selling prices, product costs, operating performance, technology, development, data density trends and storage capacity requirements, customer yields, inventory levels, company-wide financial performance, cost reductions and economic and market conditions. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan,” “goal” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2012. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Except as otherwise required by law, we undertake no obligation to update any forward-looking statement for any reason. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted in this Item 3, there have been no material changes in our exposure to market risk or to our quantitative and qualitative disclosures about market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

As of December 30, 2012, we had $137,950,000 carrying value of fixed rate debt which had a fair market value of approximately $122,816,000. We used trading activity to determine the fair market value of the 3.25% Notes and 8.50% Convertible Notes. The 8.50% Secured Notes have not had significant trading activity, therefore the estimate was based on the closing market price of similar debt as of the end of the quarter. The fair value of our senior secured credit facility’s carrying value is a reasonable estimate of fair value.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 6. EXHIBITS

(a)  Exhibits:

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 001-34838.

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended 12/29/2002; File No. 0-14709).
3.2	Restated By-Laws of HTI, as amended December 3, 2008 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed 12/9/2008; File No. 0-14709).
10.1	Fiscal Year 2013 Executive Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 10/18/2012).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED

Date:	February 5, 2013	By	/s/ Richard J. Penn
Richard J. Penn
President and Chief Executive Officer

Date:	February 5, 2013	By	/s/ David P. Radloff
David P. Radloff
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of HTI	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 3, 2008	Incorporated by Reference
10.1	Fiscal Year 2013 Executive Annual Cash Incentive Plan.	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically