Form 10-Q
period 2013-03-31
HUTCHINSON TECHNOLOGY INC
filed 2013-05-08
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [   ]                    No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 6, 2013, the registrant had 27,291,612 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	March 31, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$39,936	$53,653
Short-term investments restricted (Note 3)	1,200	1,200
Trade receivables, net	23,855	21,438
Other receivables	8,134	3,880
Inventories	49,108	41,432
Other current assets (Note 2)	3,295	7,203
Total current assets	125,528	128,806

Property, plant and equipment, net	196,748	202,468
Other assets	4,879	5,014
Total assets	$327,155	$336,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of short- and long-term debt, net of discount (Note 7)	$2,289	$11,698
Current portion of capital lease obligation	802	–
Accounts payable	17,857	13,982
Accrued expenses	5,757	6,350
Accrued compensation	10,687	9,656
Total current liabilities	37,392	41,686

Long-term debt, net of discount (Note 7)	121,509	125,232
Capital lease obligation	2,451	–
Other long-term liabilities	1,680	1,540
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 26,213,000 and 23,900,000 issued and outstanding	262	239
Additional paid-in capital	430,828	430,448
Accumulated other comprehensive gain (loss)	416	(129)
Accumulated loss	(267,383)	(262,728)
Total shareholders’ equity	164,123	167,830
Total liabilities and shareholders’ equity	$327,155	$336,288

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012

Net sales	$60,930	$65,483	$124,629	$123,958
Cost of sales	52,953	62,835	109,231	119,009
Gross profit	7,977	2,648	15,398	4,949

Research and development expenses	3,485	4,279	6,824	8,227
Selling, general and administrative expenses	6,216	7,850	12,382	15,023
Severance and other expenses (Note 9)	332	–	1,350	(711)
Debt refinancing costs (Note 7)	–	3,500	–	3,500
Insurance recoveries, net of flood-related costs (Note 11)	–	(8,833)	–	(8,833)
Loss from operations	(2,056)	(4,148)	(5,158)	(12,257)

Other income, net	2,510	913	2,982	826
Gain on extinguishment of long-term debt	4,986	–	4,986	–
Interest income	12	47	62	64
Interest expense	(3,767)	(4,282)	(7,790)	(8,565)
Gain on short- and long-term investments	145	–	272	30
Income (loss) before income taxes	1,830	(7,470)	(4,646)	(19,902)
(Benefit) provision for income taxes	(37)	75	9	119
Net income (loss)	$1,867	$(7,545)	$(4,655)	$(20,021)
Basic earnings (loss) per share	$0.07	$(0.32)	$(0.19)	$(0.86)
Diluted earnings (loss) per share	$0.07	$(0.32)	$(0.19)	$(0.86)

Weighted-average common shares outstanding	25,319	23,409	24,635	23,402
Weighted-average diluted shares outstanding	26,555	23,409	24,635	23,402

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED
(In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012

Net income (loss)	$1,867	$(7,545)	$(4,655)	$(20,021)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes of $0	485	259	545	(175)
Other comprehensive income (loss)	485	259	545	(175)
Comprehensive income (loss)	$2,352	$(7,286)	$(4,110)	$(20,196)

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(In thousands)

	Twenty-Six Weeks Ended
	March 31, 2013	March 25, 2012
OPERATING ACTIVITIES:
Net loss	$(4,655)	$(20,021)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	19,817	19,595
Stock-based compensation	403	975
Gain on short- and long-term investments	(272)	(30)
Loss on disposal of assets	334	178
Asset impairment charge (Notes 10 and 11)	–	8,338
Non-cash interest expense	1,820	3,390
Gain on extinguishment of debt (Note 7)	(4,986)	–
Severance and other expenses (Note 9)	–	(1,741)
Changes in operating assets and liabilities	(10,308)	12,848
Cash provided by operating activities	2,153	23,532

INVESTING ACTIVITIES:
Capital expenditures	(12,655)	(13,861)
Proceeds from sale/leaseback of equipment	3,444	–
Change in restricted cash	3,217	(735)
Purchases of marketable securities	(1,200)	(1,613)
Sales/maturities of marketable securities	1,464	2,055
Cash used for investing activities	(5,730)	(14,154)

FINANCING ACTIVITIES:
Repayments of capital lease	(191)	–
Repayments of revolving credit line	(115,808)	(138,123)
Proceeds from revolving credit line	118,097	127,537
Repayments of debt	(23,469)	–
Proceeds from private placement of debt	11,590	–
Debt refinancing costs (Note 7)	(359)	(1,419)
Cash used for financing activities	(10,140)	(12,005)

Net decrease in cash and cash equivalents	(13,717)	(2,627)

Cash and cash equivalents at beginning of period	53,653	57,554

Cash and cash equivalents at end of period	$39,936	$54,927

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$6,304	$4,965
Income taxes paid	$30	$1
Assets acquired through capital lease	$4,148	$687

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

As of March 31, 2013, and September 30, 2012, we had $2,202,000 and $5,419,000 of cash and cash equivalents that were restricted in use, respectively, which are classified in other current assets. These amounts covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account.

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

A summary of our investments as of March 31, 2013, is as follows:

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

As of March 31, 2013, our short-term investments were scheduled to mature within one year.

As of March 31, 2013, and September 30, 2012, we had $1,200,000 of short-term investments that were restricted in use.

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

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at March 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$39,936	$–	$–
Available-for-sale securities
U.S. government debt securities	1,200	–	–
Total assets	$41,136	$–	$–

	Fair Value Measurements at September 30, 2012
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$53,653	$–	$–
Available-for-sale securities
U.S. government debt securities	1,200	–	–
Total assets	$54,853	$–	$–

Short- and Long-Term Debt

The fair values of the 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”) and the 8.50% Convertible Subordinated Notes due 2026 (the “8.50% Convertible Notes”) were estimated based on the closing market price of the respective Notes as of the end of the fiscal quarter. The fair value of the 3.25% Notes and the 8.50% Convertible Notes were classified in Level 1 of the fair value hierarchy.

The 8.50% Senior Secured Second Lien Notes due 2017 (the “8.50% Secured Notes”) had not experienced significant trading activity, therefore the estimate was based on recent trading activity and the closing market prices of similar debt as of the end of the fiscal quarter. The fair value of the 8.50% Secured Notes was classified in Level 2 of the fair value hierarchy.

The 10.875% Senior Secured Second Lien Notes due 2017 (the “10.875% Notes”) had not experienced trading activity, therefore the estimate was based on the closing market prices of similar debt as of the end of the fiscal quarter. The fair value of the 10.875% Notes was classified in Level 2 of the fair value hierarchy.

The fair value of our senior secured credit facility’s carrying value is a reasonable estimate of fair value. The fair value of the credit facility was classified in Level 2 of the fair value hierarchy.

The estimated fair values of our short- and long-term debt were as follows on each of the indicated dates:

	March 31, 2013		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.25% Notes	$–	$–	$11,698	$11,351
8.50% Convertible Notes	36,431	29,842	52,339	29,369
8.50% Secured Notes	73,465	79,527	72,893	81,299
10.875% Notes	11,613	12,566	–	–
Credit Facility	2,289	2,289	–	–

(5)  TRADE RECEIVABLES

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $23,855,000 at March 31, 2013, and $21,438,000 at September 30, 2012, were net of allowances of $220,000 and $44,000, respectively.  The allowances at March 31, 2013 and September 30, 2012 were for sales returns.

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

September 30, 2012	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	March 31, 2013
$44	$600	$(424)	$220

(6)  INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at March 31, 2013, and September 30, 2012:

	March 31, 2013	September 30, 2012

Raw materials	$18,429	$14,647
Work in process	14,329	11,069
Finished goods	16,350	15,716
	$49,108	$41,432

(7)  SHORT- AND LONG-TERM DEBT

Short- and long-term debt consisted of the following at March 31, 2013, and September 30, 2012:

	March 31, 2013	September 30, 2012
3.25% Notes	$–	$11,886
3.25% Notes debt discount	–	(188)
8.50% Convertible Notes	39,822	58,504
8.50% Convertible Notes debt discount	(3,391)	(6,165)
8.50% Secured Notes	78,931	78,931
8.50% Secured Notes debt discount	(5,466)	(6,038)
10.875% Notes	12,200
10.875% Notes debt discount	(587)
Credit Facility	2,289	–

Total short- and long-term debt, net of discounts	123,798	136,930
Less: Current maturities, net of discount	(2,289)	(11,698)
Total long-term debt, net of discounts	$121,509	$125,232

3.25% Notes

In January 2006, we issued pursuant to an indenture $225,000,000 aggregate principal amount of 3.25% Notes. Interest on the 3.25% Notes was payable on January 15 and July 15 of each year, beginning on July 15, 2006. Beginning January 21, 2011, the 3.25% Notes became redeemable, in whole or in part, at specified redemption prices, as provided in the indenture governing the 3.25% Notes, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

In January 2013, we initiated a redemption of all remaining 3.25% Notes. In accordance with the terms of the indenture governing the 3.25% Notes and a notice of redemption thereunder, all $11,886,000 aggregate principal amount of 3.25% Notes were redeemed on or before February 2, 2013 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. Interest on the 3.25% Notes called for redemption ceased to accrue as of February 2, 2013. No gain or loss was recorded as a result of this transaction. None of the 3.25% Notes remain outstanding.

8.50% Convertible Notes

In February 2011, we issued as part of a tender/exchange, $40,000,000 aggregate principal amount of 8.50% Convertible Notes pursuant to an indenture dated as of February 11, 2011. The 8.50% Convertible Notes are senior in right of payment to any of our existing and future subordinated indebtedness. Interest is payable on the 8.50% Convertible Notes on January 15 and July 15 of each year. The 8.50% Convertible Notes mature on January 15, 2026. Each $1,000 principal amount of the 8.50% Convertible Notes is convertible into 116.2790 shares of our common stock (which is equal to an initial conversion price of approximately $8.60 per share), subject to adjustment.

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

In February 2011, we retired an aggregate principal amount of $75,294,000 of outstanding 3.25% Notes through a tender/exchange. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $40,000,000 aggregate principal amount of the 8.50% Convertible Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. We determined that the debt instruments in the tender/exchange had substantially different terms and therefore applied debt extinguishment accounting.  The difference between the fair value and the carrying value of the liability component of the 3.25% Notes at the date of extinguishment was recorded as a $5,467,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,371,000 reduction to additional paid-in capital.

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

In April, 2012, after funding the purchase of 3.25% Notes through the 3.25% Tender/Exchange Offer as discussed below, we completed an offer to purchase for cash $26,666,000 aggregate principal amount of our outstanding 8.50% Convertible Notes, whereby we applied $19,999,500 of residual proceeds from a private placement of 8.50% Secured Notes to fund the purchase of outstanding 8.50% Convertible Notes. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of  $2,629,000 for the thirteen weeks ended December 25, 2011.

On January 23, 2013, we repurchased $18,682,000 aggregate principal amount of our outstanding 8.50% Convertible Notes by making cash payments totaling $11,583,000, plus accrued and unpaid interest, which payments were funded by the proceeds of the sale of the 10.875% Notes.  Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $4,986,000 for the thirteen weeks ended March 31, 2013. These transactions reduced the portion of our outstanding debt subject to a holder-initiated repurchase as early as 2015 from $58,504,000 to $39,822,000.

8.50% Secured Notes

In March, 2012, we issued $78,931,000 aggregate principal amount of 8.50% Secured Notes. Of that total amount, $38,931,000 aggregate principal amount of 8.50% Secured Notes was issued pursuant to an effective registration statement relating to an offer to purchase for cash or exchange for new securities any and all of our outstanding 3.25% Notes (the “3.25% Tender/Exchange Offer”).  The remaining $40,000,000 aggregate principal amount of 8.50% Secured Notes was issued in a private placement that included the issuance of warrants to purchase 3,869,000 shares of our common stock.  The warrants are exercisable on a cashless basis for $.01 per share for ten years after their issuance.  The total purchase price for the 8.50% Secured Notes and warrants issued in the private placement was $39,400,000. The fair value of the warrants was recorded in additional paid-in capital in the amount of $8,489,000.

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

3.25% Tender/Exchange Offer

In March, 2012, we completed the 3.25% Tender/Exchange Offer and, in accordance with its terms, made cash payments totaling $16,877,700, plus accrued and unpaid interest, for the purchase of $21,097,125 aggregate principal amount of outstanding 3.25% Notes that were tendered and accepted for purchase. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $3,268,000 for the thirteen weeks ended December 25, 2011. The consideration paid for outstanding 3.25% Notes tendered for purchase was funded by the proceeds from the 8.50% Secured Notes sold by us in the private placement.

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

Debt refinancing costs for the 3.25% Tender/Exchange Offer were $4,127,000 in 2012. The debt refinancing costs associated with the debt transactions were expensed as incurred.

10.875% Notes

On January 22, 2013, we issued $12,200,000 aggregate principal amount of 10.875% Notes for a total purchase price of $11,590,000. The 10.875% Notes were issued in a private placement pursuant to an indenture dated as of January 22, 2013 and bear interest at a rate of 10.875% per annum, payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2013. The 10.875% Notes are secured by liens on all assets securing our senior secured credit facilities (other than capital stock of subsidiaries of our company to the extent that inclusion of such capital stock would require the filing of separate financial statements for such subsidiaries with the SEC), which liens rank junior in priority to the liens securing our senior secured credit facilities and other permitted prior liens and on an equal and ratable basis with the liens securing our 8.50% Secured Notes. The 10.875% Notes are scheduled to mature on January 15, 2017 unless redeemed or repurchased in accordance with their terms. We may redeem all or a portion of the 10.875% Notes at any time by paying 100% of the principal amount redeemed, plus a make-whole premium as of, and accrued and unpaid interest to, the date of redemption.

To accommodate the January 2013 debt transactions described above, on January 22, 2013, we entered into (i) a first supplemental indenture to the indenture dated as of March 30, 2012, which governs the 8.50% Secured Notes, and (ii) a consent and amendment no. 3 to our revolving credit and security agreement.

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

In July 2012, we entered into a second amendment to our credit agreement with PNC Bank. The amendment modified certain of the financial covenants under the existing agreement to (i) eliminate the fixed charge coverage ratio requirement for our fiscal quarters ended June 24, 2012 and ending September 30, 2012 and provide for aggregating the applicable measurement periods starting with our fiscal quarter ending December 30, 2012, and (ii) implement an additional EBITDA requirement for our fiscal year ending September 30, 2012.

As of January 22, 2013, we entered into a consent and third amendment to our credit agreement with PNC Bank. Under the consent and amendment, PNC Bank consented to the January 2013 debt transactions, including the private placement and the repurchases, and the granting of the liens to secure the 10.875% Notes.

From time to time, we borrow funds under the senior secured credit facility to maintain certain levels of cash. Our largest borrowing in the first half of 2013 was $7,000,000. As of March 31, 2013, $2,289,000 was outstanding. Subsequent to quarter end, we repaid all such borrowings. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement. As of March 31, 2013, we were in compliance with the covenants of our credit facility.

Capital Leases

As of March 31, 2013, we had capital lease obligations of $3,317,000 related to manufacturing equipment that have been treated as capital leases for accounting purposes. The present value of the minimum quarterly payments under these capital leases resulted in an initial $4,148,000 of related leased assets.

Future minimum payments for all capital leases with initial or remaining terms of one year or more subsequent to March 31, 2013 are as follows:

Capital Leases
2013	$525
2014	1,039
2015	996
2016	538
Thereafter	219
Total minimum lease payments	$3,317

(8)  OTHER COMPREHENSIVE INCOME

Accumulated OCI, net of income taxes (see Note 12 for a discussion of income taxes), was as follows:

	March 31, 2013	September 30, 2012
Foreign currency translation	$(416)	$(129)

Our Thailand assembly operation uses local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated OCI. Foreign currency translation, net of income taxes, for the thirteen weeks and twenty-six weeks ended March 31, 2013, was a $485,000 gain and a $545,000 gain, respectively.  For the thirteen weeks and twenty-six weeks ended March 25, 2012, foreign currency translation, net of income taxes, was a $259,000 gain and a $175,000 gain, respectively.

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other income, net” in our condensed consolidated statements of operations. For the thirteen weeks and twenty-six weeks ended March 31, 2013, we recognized a foreign currency gain of $1,980,000 and $2,118,000, respectively. For the thirteen weeks and twenty-six weeks ended March 25, 2012, we recognized a foreign currency gain of $649,000 and a foreign currency loss of $119,000, respectively. These were primarily related to purchases and advances denominated in U.S. dollars made by our Thailand operation.

(9)  SEVERANCE AND OTHER EXPENSES

A summary of our severance and benefits and other expenses as of March 31, 2013, is as follows:

	Severance and Benefits	Other Expenses	Total
Accrual balances, September 25, 2011	$1,741	$–	$1,741
Restructuring charges	(895)	184	(711)
Cash payments	(729)	(184)	(913)
Accrual balances, December 25, 2011	117	–	117
Cash payments	(117)	–	(117)
Accrual balances, March 25, 2012	–	–	–

Accrual balances, June 24, 2012	–	–	–

Accrual balances, September 30, 2012	–	–	–
Restructuring charges	1,018	–	1,018
Cash payments	(631)	–	(631)
Accrual balances, December 30, 2012	387	–	387
Restructuring charges	194	138	332
Cash payments	(581)	(138)	(719)
Accrual balances, March 31, 2013	$–	$–	$–

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

During the first quarter of 2013, we identified approximately 55 positions to be eliminated as part of our continued focus on overall cost reduction. This resulted in $1,018,000 of severance and benefits expense during the first quarter of 2013 and $194,000 in the second quarter of 2013. All severance and benefits payments were completed in our second quarter of 2013.

In December 2012, we decided to further consolidate and streamline our U.S. operations. We plan to vacate our assembly operations building in Eau Claire, Wisconsin by moving the equipment to other available space and as we shift more assembly production to our Thailand operation. In Hutchinson, we are consolidating our Development Center into our headquarters building, taking advantage of the space made available by moving component manufacturing from Hutchinson to Eau Claire in 2011. To date we have incurred $138,000 of other expenses, primarily internal labor, contractors and freight, related to the consolidation in 2013. In total, we expect to incur approximately $3,500,000 to $4,000,000 of consolidation expense which includes approximately $2,000,000 of external costs over the next 18 months.

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

Late in December 2012, we decided to further consolidate and streamline our U.S. operations. In connection with this consolidation of our operations, we have initiated the marketing of two of our facilities for sale or lease, including the portion of our Eau Claire, Wisconsin facility used for assembly operations and the Development Center building on our Hutchinson, Minnesota campus. We plan to vacate our assembly operations building in Eau Claire, Wisconsin by moving the equipment to other available space and as we shift more assembly production to our Thailand operation. In Hutchinson, we are consolidating our Development Center into our headquarters building, taking advantage of the space made available by moving component manufacturing from Hutchinson to Eau Claire in 2011. We believe that the decision to consolidate operations was a triggering event that required us to perform an impairment analysis to evaluate the recoverability of the carrying value of our long-lived assets. Our impairment analysis for the first quarter of 2013 indicated that no charge for impairment was required. Based on our forecast model, the expected undiscounted cash flows exceeded the carrying value of our assets. We determined the long-lived assets did not meet the criteria to be classified as assets held for sale.

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

As a result of the flooding in Thailand, during our first and second quarter of 2012, we recorded insurance recoveries, net of flood-related costs, as follows:

	Thirteen Weeks Ended December 25, 2011	Thirteen Weeks Ended March 25, 2012	Total
Impairment of building and equipment and write-off of inventory	$11,082	$–	$11,082
Continuing costs during site shutdown	2,543	1,323	3,866
Site restoration	102	1,117	1,219
	13,727	2,440	16,167
Insurance recoveries	(13,727)	(11,273)	(25,000)
Flood-related costs, (net of insurance recoveries)	$–	$(8,833)	$(8,833)

The total carrying value of our Thailand building and equipment was approximately $18,700,000 at the time of the flood. Of the total, $8,338,000 was destroyed by the floodwaters and was impaired and written off. The flood-related inventory write-off was $2,744,000, which included the cost of raw materials, work-in-process and finished goods inventories that were not able to be used or sold due to the flood damage. Repairs, maintenance, employee and other flood-related costs were expensed when incurred. These expenses totaled $2,440,000 for the thirteen weeks ended March 25, 2012 and $5,085,000 for the twenty-six weeks ended March 25, 2012. These amounts are reflected, in “Insurance recoveries, net of flood-related costs”, on our consolidated statements of operations.

After review of the flood mitigation plans of the Thai government and those of the industrial park where our plant is located, we are proceeding with plans to restore our Thailand manufacturing facility to pre-flood output levels. The industrial park has completed construction of a flood wall and we resumed production at that facility and began shipping products for customer qualification during the third quarter of 2012. In total, we spent approximately $27,000,000 during 2012 and $5,000,000 during the first and second quarters of 2013 for U.S. incremental costs of manufacturing in our U.S. assembly operations instead of in Thailand, capital expenditures for site restoration and equipment replacement, recovery expenses, and inventory replenishment. These costs were partially offset by the $25,000,000 in insurance proceeds that we recovered in 2012. This estimate does not include lost profits from lower demand due to constraints in the overall capacity in the disk drive supply chain as a result of the flooding.

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

The income tax provision for the periods presented consisted primarily of foreign income tax expense.

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

We recorded stock-based compensation expense related to our stock options, RSUs and common stock, included in selling, general and administrative expenses, of $314,000 and $511,000 for the thirteen weeks ended March 31, 2013, and March 25, 2012, respectively; and $403,000 and $975,000 for the twenty-six weeks ended

March 31, 2013, and March 25, 2012, respectively. As of March 31, 2013, $2,098,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 20 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the twenty-six weeks ended March 31, 2013, and March 25, 2012, was $1.27 and $1.27, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Twenty-Six Weeks Ended
	March 31, 2013	March 25, 2012
Risk-free interest rate	1.3%	1.7%
Expected volatility	80.0%	80.0%
Expected life (in years)	8.0	8.0
Dividend yield	–	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the twenty-six weeks ended March 31, 2013, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)	Aggregate Intrinsic Value ($)
Outstanding at September 30, 2012	3,556,798	14.07	5.6	–
Granted	407,221	1.67
Exercised	(1,667)	1.53
Expired/Canceled	(620,890)	17.86
Outstanding at March 31, 2013	3,341,462	11.86	6.0	655,400
Options exercisable at March 31, 2013	2,502,926	15.11	5.0	68,266

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Life (yrs.)
Non-vested at September 30, 2012	1,228,229	2.93	8.1
Granted	407,221	1.19
Vested	(613,264)	3.48
Canceled	(183,650)	3.46
Non-vested at March 31, 2013	838,536	1.57	8.8

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted-Average Remaining Contractual Life (yrs.)	Weighted-Average Exercise Price($)	Number Exercisable	Weighted-Average Exercise Price($)
1.45-3.00	608,221	9.4	1.68	63,666	1.68
3.01-5.00	989,413	6.9	3.04	697,932	3.03
5.01-10.00	598,983	6.7	7.33	596,483	7.34
10.01-20.00	20,000	4.9	15.96	20,000	15.96
20.01-25.00	297,485	3.7	22.99	297,485	22.99
25.01-30.00	495,190	3.8	26.78	495,190	26.78
30.01-45.06	332,170	1.2	32.51	332,170	32.51
Total	3,341,462	6.0	11.86	2,502,926	15.11

RSU transactions during the twenty-six weeks ended March 31, 2013, are summarized as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value ($)
Non-vested at September 30, 2012	555,050	1.80
Granted	656,850	1.45
Exercised	(145,836)	(1.70)
Canceled	(68,815)	(1.81)
Non-vested at March 31, 2013	997,249	1.58

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
Net income (loss)	$1,867	$(7,545)	$(4,655)	$(20,021)

Weighted-average common shares outstanding	25,319	23,409	24,635	23,402
Dilutive potential common shares	1,236	–	–	–
Weighted-average common and diluted shares outstanding	26,555	23,409	24,635	23,402

Basic earnings (loss) per share	$0.07	$(0.32)	$(0.19)	$(0.86)

Diluted earnings (loss) per share	$0.07	$(0.32)	$(0.19)	$(0.86)

Diluted loss per share for the thirteen weeks ended March 31, 2013, includes potential common shares and warrants of 1,236,000 using the treasury stock method.   Diluted loss per share for the thirteen weeks ended March 31, 2013, excludes 5,156,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for the twenty-six weeks ended March 31, 2013, excludes potential common shares and warrants of 1,088,000 using the treasury stock method, and 5,979,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirteen weeks and twenty-six weeks ended March 25, 2012, excludes potential common shares of 56,000 and 30,000, respectively, using the treasury stock method, and 9,903,000 and 9,903,000, respectively, using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive.

As discussed in Note 7, we issued warrants to purchase 3,869,000 shares of our common stock in a private placement.  As of March 31, 2013, there were 2,611,943 warrants exercised which resulted in the issuance of 2,601,785 shares of common stock. Subsequent to quarter end, there were 1,082,053 warrants exercised which resulted in the issuance of 1,078,157 shares of common stock and leaves 175,004 warrants outstanding.

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

General Business

We are a key world-wide supplier to all manufacturers of disk drives and head-gimbal assemblers. Sales to our four largest customers constituted 98% of net sales for the twenty-six weeks ended March 31, 2013, as shown in the following table.

Customer	Percentage of Sales
Western Digital Corporation	51%
SAE Magnetics, Ltd/TDK Corporation	25%
Seagate Technology, LLC	12%
HGST (a Western Digital company)	10%

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

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

Suspension Assembly Shipments by Quarter
	2012				2013
	First	Second	Third	Fourth	First	Second
Suspension assembly shipment quantities	89	97	100	105	104	99

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

Our suspension assembly shipments totaled 104 million in the 13-week fiscal 2013 first quarter, up 6% on a weekly shipment basis compared with 105 million in the 14-week fiscal 2012 fourth quarter. As in the fourth quarter of 2012, our shipments benefited from our market share positions on both existing and new customer programs even as worldwide disk drive and suspension assembly demand remained soft. Our second quarter of 2013 shipments decreased to 99 million primarily due to ramps on certain of our customers’ programs that have been slower than expected, but we believe our overall market share was unchanged.

Average selling prices in both the first and second quarters of 2013 were $0.60. An increase in shipments of both development and high volume dual-stage actuated (DSA) suspensions offset a shift in product mix toward suspension assemblies for 3.5” ATA applications. DSA suspensions, which carry a higher selling price and cost more to manufacture, increased to 12% of our 2013 second quarter product mix, up from 9% of our 2013 first quarter product mix and up from 5% in the 2012 fourth quarter. Despite delays in customers’ ramps to volume on certain programs using DSA suspensions, DSA shipments increased in the latter part of the second quarter. We expect DSA suspensions to account for approximately 20% of our shipments in the third quarter of 2013. We expect our product mix to continue to shift toward DSA suspensions throughout 2013. Suspension assembly pricing is likely to remain competitive in 2013.

Gross profit in the 2013 second quarter was $7,977,000, or 13% of net sales, up from $7,421,000, or 12% of net sales, in the preceding quarter. Gross profit in the second quarter of 2013 benefited from better fixed cost leverage due to higher levels of flexure and assembly production. We built more inventory than we initially planned in order to adjust to a change in product mix and to meet expected demand while we continue to transfer more production capacity to Thailand.  We estimate that building more suspensions and flexures than we shipped had a favorable gross margin impact of approximately $2,000,000. In the 2013 first quarter, increased shipments of higher-priced development products and increased scrap recoveries improved gross profit by approximately $3,000,000.

The first half of 2013 also included higher assembly operating costs of approximately $4,000,000, while we continue to rely on our U.S. assembly operations for the majority of our production. We will continue to transition more of our assembly production to Thailand as the year progresses so that we can realize the related cost advantages and have the majority of our assembly production near our customers’ manufacturing locations. In our second quarter 2013, our Thailand operation accounted for 27% of our assembly production, up from 18% in the preceding quarter. By the end of our third quarter of 2013, we expect our Thailand operation will account for approximately 40% of our total assembly production.

We are planning to further consolidate and streamline our U.S. operations. We plan to vacate our assembly operations building in Eau Claire, Wisconsin by moving equipment to other available space and as we shift more assembly production to our Thailand operation. The portion of our Eau Claire facility currently used for assembly operations is currently offered for lease. In Hutchinson, we are consolidating our Development Center into our headquarters building, taking advantage of the space made available by moving component manufacturing from Hutchinson to Eau Claire in 2011, and the Development Center is currently offered for sale or lease. Near the end of 2013, we also plan to begin moving our stamping operation from a facility we currently lease in Plymouth, MN to our headquarters building in Hutchinson. In total, we expect to incur approximately $3,500,000 to $4,000,000 of consolidation expense which includes approximately $2,000,000 of external costs over the next 18 months. As these actions are completed, they are expected to further lower our cost structure.

Effective October 1, 2012, we realigned our business into a single operating and reportable segment. Our chief operating decision maker now assesses financial performance of our company as a whole. Due primarily to the restructuring actions that occurred during 2012 and the additional cost reductions that we have made since the end of 2012, the operating losses from our BioMeasurement products have been significantly reduced. In connection with this realignment, we have also eliminated divisional presidents. We are continuing to look at partnering opportunities with medical industry companies that can help us get market traction and extract value from this technology that we have developed.

Outlook

We expect our third quarter of 2013 suspension assembly shipments to range from 95 million to 105 million. Third quarter average selling price is expected to increase slightly as a result of a higher percentage of DSA suspension assemblies in the mix of products that we expect to ship in the quarter.

We expect to see our third quarter of 2013 gross profit decline compared with the second quarter, primarily due to lower fixed cost leverage as we reduce our production volume and use our inventories that were built in the first half of the year.

Overall, our 2013 first and second quarter results demonstrate progress toward our goals of being the industry’s lowest cost producer of suspension assemblies and improving our market position and financial performance. We are pleased with our positions on new customer programs and expect to see increased volume from ramps on these programs beginning in our fourth quarter of 2013. We will continue to strengthen our competitive position by advancing our DSA products, further improving our operating efficiency, transitioning more assembly production to our Thailand operation and continuing to consolidate our U.S. operations.

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 31, 2013 vs. Thirteen Weeks Ended March 25, 2012

Net sales for the thirteen weeks ended March 31, 2013, were $60,930,000, compared to $65,483,000 for the thirteen weeks ended March 25, 2012, a decrease of $4,553,000. Although we had a 2% increase in suspension assembly shipments, suspension assembly net sales decreased due to a reduction of our average selling price from $0.63 to $0.60. The average selling price for the thirteen weeks ended March 25, 2012, benefited from a change in the mix of product sold with a higher average selling price due to the impact of the Thailand flooding and increased shipments of development product. Suspension assembly component sales were $6,000 for the thirteen weeks ended March 31, 2013, compared to $2,479,000 for the thirteen weeks ended March 25, 2012. The component sales in 2012 were primarily a result of the flood-related capacity constraints that existed in the disk drive industry creating demand for our suspension assembly components.

Gross profit for the thirteen weeks ended March 31, 2013, was $7,977,000, compared to the gross profit of $2,648,000 for the thirteen weeks ended March 25, 2012, an increase of $5,329,000. Gross profit as a percent of net sales was 13 percent and four percent for the thirteen weeks ended March 31, 2013, and March 25, 2012, respectively. Gross profit benefited from improved fixed cost leverage on higher levels of flexure and assembly production. We built more inventory than initially planned in order to accommodate a product mix change and meet expected demand as we continue to transfer more production capacity to our assembly operation in Thailand. Gross profit also benefited from lower variable costs per part, resulting primarily from improved efficiency in manufacturing TSA+ suspension assemblies. These improvements were partially offset by approximately $2,000,000 of incremental costs of manufacturing in our U.S. assembly operations instead of in Thailand, compared to approximately $3,000,000 for the thirteen weeks ended March 25, 2012.

Research and development expenses for the thirteen weeks ended March 31, 2013, were $3,485,000, compared to $4,279,000 for the thirteen weeks ended March 25, 2012, a decrease of $794,000. The decrease was primarily due to cost reduction actions.

Selling, general and administrative expenses for the thirteen weeks ended March 31, 2013, were $6,216,000, compared to $7,850,000 for the thirteen weeks ended March 25, 2012, a decrease of $1,634,000. The decrease was primarily due to cost reduction actions.

Debt refinancing costs for the thirteen weeks ended March 25, 2012, were $3,500,000.  Because the terms of the outstanding 3.25% Notes and the 8.50% Secured Notes, issued March 30, 2012, in the exchange were not substantially different, debt modification accounting was applied in accordance with FASB guidance. The debt refinancing costs associated with the debt transactions were expensed as incurred.

As a result of the flooding in Thailand, during our second quarter of 2012, we recorded $8,833,000 of insurance recoveries, net of flood-related costs. The quarter included $11,273,000 of flood insurance recoveries, partially offset by $2,440,000 of flood-related restoration and continued operating costs in Thailand.

Other income, net for the thirteen weeks ended March 31, 2013 included a foreign currency gain of $1,980,000, compared to $649,000 for the thirteen weeks ended March 25, 2012. These were primarily related to purchases and advances denominated in U.S. dollars made by our Thailand operation.

In January 2013, we repurchased $18,682,000 aggregate principal amount of our outstanding 8.50% Convertible Notes by making cash payments totaling $11,583,000, plus accrued and unpaid interest, which payments were funded by the proceeds of the sale of the 10.875% Notes. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $4,986,000 for the thirteen weeks ended March 31, 2013.

 Twenty-Six Weeks Ended March 31, 2013 vs. Twenty-Six Weeks Ended March 25, 2012

Net sales for the twenty-six weeks ended March 31, 2013, were $124,629,000, compared to $123,958,000 for the twenty-six weeks ended March 25, 2012, an increase of $671,000. Suspension assembly sales increased $5,566,000 for the twenty-six weeks ended March 31, 2013, primarily as a result of a 9% increase in suspension assembly unit shipments. The increase in shipments was partially offset by the impact of a decrease in our average selling price from $0.62 to $0.60 compared to the same period of 2012. The 2012 period benefited from a change in the mix of products sold with a higher average selling price due to the impact of the Thailand flooding. Suspension assembly component sales decreased $3,349,000 from the twenty-six weeks ended March 25, 2012. In 2012, flood-related capacity constraints in the disk drive industry created demand for our suspension assembly components.

Gross profit for the twenty-six weeks ended March 31, 2013, was $15,398,000, compared to gross profit of $4,949,000 for the twenty-six weeks ended March 25, 2012, an increase of $10,449,000. Gross profit as a percent of net sales was 12 percent and four percent for the twenty-six weeks ended March 31, 2013, and March 25, 2012, respectively. Gross profit benefited from improved fixed cost leverage on higher levels of flexure and assembly production. We built more inventory than initially planned in order to accommodate a product mix change and meet expected demand as we continue to transfer more production capacity to our assembly operation in Thailand. Gross profit also benefited from lower variable costs per part, resulting primarily from improved efficiency in manufacturing TSA+ suspension assemblies. We also realized an improvement of approximately $3,000,000 due to increased shipments of higher-priced development products and increased scrap recoveries. These improvements were partially offset by approximately $4,000,000 of incremental costs of manufacturing in our U.S. assembly operations instead of in Thailand, in both the twenty-six weeks ended March 31, 2013 and March 25, 2012.

Research and development expenses for the twenty-six weeks ended March 31, 2013, were $6,824,000, compared to $8,227,000 for the twenty-six weeks ended March 25, 2012, a decrease of $1,403,000. The decrease was primarily due to cost reduction actions.

Selling, general and administrative expenses for the twenty-six weeks ended March 31, 2013, were $12,382,000, compared to $15,023,000 for the twenty-six weeks ended March 25, 2012, a decrease of $2,641,000. The decrease was primarily due to decreases in spending as a result of cost reduction actions.

During the first quarter of 2013, we identified approximately 55 positions to be eliminated as part of our continued focus on overall cost reduction. This resulted in $1,350,000 of severance and other expenses for the twenty-six weeks ended March 31, 2013. All severance and benefits payments were completed in our second quarter of 2013.

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

Debt refinancing costs for the twenty-six weeks ended March 25, 2012, were $3,500,000.  Because the terms of the outstanding 3.25% Notes and the 8.50% Secured Notes, issued March 30, 2012, in the exchange were not substantially different, debt modification accounting was applied in accordance with FASB guidance. The debt refinancing costs associated with the debt transactions were expensed as incurred.

As a result of the flooding in Thailand, during the twenty-six weeks ended March 25, 2012, we recorded $8,833,000 of insurance recoveries, net of flood-related costs, which included $25,000,000 of flood insurance recoveries, partially offset by $16,167,000 of flood-related restoration and continued operating costs in Thailand.

Other income, net for the twenty-six weeks ended March 31, 2013 included a foreign currency gain of $2,118,000, compared to a foreign currency loss of $119,000 for the twenty-six weeks ended March 25, 2012. These were primarily related to purchases and advances denominated in U.S. dollars made by our Thailand operation.

In January 2013, we repurchased $18,682,000 aggregate principal amount of our outstanding 8.50% Convertible Notes by making cash payments totaling $11,583,000, plus accrued and unpaid interest, which payments were funded by the proceeds of the sale of the 10.875% Notes. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $4,986,000 for the twenty-six weeks ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations, our senior secured credit facility, leasing, and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents decreased from $53,653,000 at September 30, 2012, to $39,936,000 at March 31, 2013. Our short-term investments remained at $1,200,000. In total, our cash and cash equivalents and short-term investments decreased by $13,717,000. The decrease was primarily due to $12,655,000 of capital expenditures, $11,886,000 used for the redemption of all our remaining 3.25% Notes, and $11,583,000 used for the repurchase of outstanding 8.50% Convertible Notes. These expenses were partially offset by $11,590,000 in proceeds from the private placement of 10.875% Notes, $3,444,000 in proceeds from equipment sale-leaseback transaction, the release of $3,217,000 of restricted cash that was temporarily held in our senior secured credit facility collections account, $2,289,000 of net borrowings from our senior secured credit facility, and $2,153,000 of cash provided by operations. The $23,532,000 of cash provided by operations for the twenty-six weeks ended March 25, 2012 was primarily benefited by an improvement in our working capital and flood insurance proceeds.

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

As of March 31, 2013, we had outstanding $39,822,000 aggregate principal amount of our 8.50% Convertible Notes; $78,931,000 aggregate principal amount of our 8.50% Secured Notes; and $12,200,000 aggregate principal amount of our 10.875% Notes. Holders of our 8.50% Convertible Notes may require us to purchase all or a portion of their 8.50% Convertible Notes for cash as early as January 15, 2015.

Due to the flooding in Thailand in October 2011, we spent approximately $27,000,000 in total during 2012 and $5,000,000 during the first and second quarter of 2013 for incremental costs of manufacturing in our U.S. assembly operations instead of in Thailand, capital expenditures for site restoration and equipment replacement, recovery expenses, and inventory replenishment at our Thailand facility. We estimate we will spend an additional $2,000,000 to $3,000,000 during the remainder of 2013 to cover the incremental costs of manufacturing in the United States. These estimates do not include lost profits. These expenditures were partially offset by the $25,000,000 in insurance proceeds that we received in 2012.

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

Our credit agreement with PNC Bank and the indentures governing the 8.50% Secured Notes, each contain certain covenants that, among other things, limit our and our restricted subsidiaries’ ability to incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; enter into operating leases; merge, consolidate or sell substantially all of our assets; make capital expenditures; change the nature of our business; and expend the assets or free cash flow of certain subsidiaries. The indenture also limits the amount of our consolidated total assets and free cash flow that can be attributable to subsidiaries that have not guaranteed the 8.50% Secured Notes or, in certain cases, had their stock pledged to secure the 8.50% Secured Notes.

Our first and second quarter of 2013 results demonstrate that, with the adjustments we have made to our cost structure, our business is free cash flow neutral at shipment volumes of about 8 million suspension assemblies per week, assuming no changes in our working capital.  As volumes grow to more than 8 million suspension assemblies per week, we believe we will be able to generate positive free cash flow.

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

As of January 22, 2013, we entered into a consent and third amendment to our credit agreement with PNC Bank. Under the consent and amendment, PNC Bank consented to the January 2013 debt transactions, including the private placement and the repurchases, and the granting of the liens to secure the 10.875% Notes.

From time to time, we borrow funds under the senior secured credit facility to maintain certain levels of cash. Our largest borrowing in the first half of 2013 was $7,000,000. As of March 31, 2013, $2,289,000 was outstanding. Subsequent to quarter end, we repaid all such borrowings. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement. As of March 31, 2013, we were in compliance with the covenants of our credit facility.

If we are unable to generate sufficient operating results in future quarters, we may be out of compliance with financial covenants in the credit agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period.

3.25% Notes Redemption - On January 3, 2013, we initiated a redemption of all remaining outstanding 3.25% Notes. In accordance with the terms of the indenture governing the 3.25% Notes and a notice of redemption thereunder, all $11,885,875 aggregate principal amount of 3.25% Notes were redeemed on or before February 2, 2013 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. Interest on the 3.25% Notes called for redemption ceased to accrue as of February 2, 2013. Payment of the redemption price was funded by cash on hand. After completion of the redemption, no 3.25% Notes remained outstanding.

2013 Debt Transactions - On January 22, 2013, we sold $12,200,000 aggregate principal amount of 10.875% Notes for a total purchase price of $11,590,000. On the same date, we repurchased $18,682,000 aggregate principal amount of our outstanding 8.50% Convertible Notes by making cash payments totaling $11,583,000, plus accrued and unpaid interest, which payments were funded by the proceeds of the sale of the 10.875% Notes. This refinancing reduced the portion of our outstanding debt subject to a holder-initiated repurchase as early as 2015 from $58,504,000 to $39,822,000.

The 10.875% Notes were issued under an indenture dated as of January 22, 2013 and bear interest at a rate of 10.875% per annum, payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2013. The 10.875% Notes are secured by liens on all assets securing our senior secured credit facilities (other than capital stock of subsidiaries of our company to the extent that inclusion of such capital stock would require the filing of separate financial statements for such subsidiaries with the SEC, which liens rank junior in priority to the liens securing our senior secured credit facilities and other permitted prior liens and on an equal and ratable basis with the liens securing our 8.50% Secured Notes. The 10.875% Notes are scheduled to mature on January 15, 2017 unless redeemed or repurchased in accordance with their terms. We may redeem all or a portion of the 10.875% Notes at any time by paying 100% of the principal amount redeemed, plus a make-whole premium as of, and accrued and unpaid interest to, the date of redemption.

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

To accommodate the January 2013 debt transactions described above, on January 22, 2013, we entered into (i) a first supplemental indenture to the indenture dated as of March 30, 2012, which governs the 8.50% Secured Notes, and (ii) a consent and amendment no. 3 to our revolving credit and security agreement.

Capital Leases – In the first and second quarters of 2013, we entered into leasing agreements to lease manufacturing equipment in Thailand. As of March 31, 2013, we received $3,444,000 of cash in sale/leaseback transactions and had remaining lease payment obligations of $3,317,000. The present value of the minimum quarterly payments under these capital leases resulted in an initial $4,148,000 of related leased assets. We expect to enter into more leasing transactions throughout 2013.

Capital Expenditures - Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $12,655,000 for the twenty-six weeks ended March 31, 2013. We anticipate capital expenditures will total approximately $20,000,000 in 2013 primarily for manufacturing equipment for new process technology and capability improvements, such as DSA suspension assemblies and product tooling. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents, our senior secured credit facility, leasing, or additional financing, if available given current credit market conditions.

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

As of March 31, 2013, we had $121,509,000 carrying value of fixed rate debt which had a fair market value of approximately $121,935,000. We used trading activity to determine the fair market value of the 3.25% Notes and 8.50% Convertible Notes. The 8.50% Secured Notes have not had significant trading activity, therefore the estimate was based on recent trading activity and the closing market price of similar debt as of the end of the quarter. The 10.875% Notes have not had trading activity, therefore the estimate was based on the closing market price of similar debt as of the end of the quarter. The fair value of our senior secured credit facility’s carrying value is a reasonable estimate of fair value.

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
4.1
10.875% Senior Secured Second Lien Notes Indenture, dated as of January 22, 2013, with Wells Fargo Bank, National Association, as trustee and collateral agent (including form of 10.875% Senior Secured Second Lien Note due 2017) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 28, 2013).

4.2
Intercreditor Agreement, dated as of January 22, 2013, between Wells Fargo Bank, National Association, as trustee and collateral agent under multiple indentures (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 28, 2013)

4.3
First Amendment to Intercreditor Agreement, dated as of January 22, 2013, among PNC Bank, National Association, and Wells Fargo Bank, National Association, as trustee and collateral agent under multiple indentures (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 28, 2013).

4.4
First Supplemental Indenture, dated as of January 22, 2013, with Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed January 28, 2013).

10.1
Securities Purchase Agreement, dated as of January 22, 2013, with Goldman Sachs Liberty Harbor Capital, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 28, 2013).

10.2	Note Repurchase Agreement, dated as of January 9, 2013, with Silver Lake Credit Fund, L.P. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 28, 2013).
10.3	Note Repurchase Agreement, dated as of January 9, 2013, with Diamondback Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 28, 2013).
10.4
Consent and Amendment No. 3 to Revolving Credit and Security Agreement, dated as of January 22, 2013, with PNC Bank, National Association, as agent and lender (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed January 28, 2013).

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

HUTCHINSON TECHNOLOGY INCORPORATED

Date:	May 8, 2013	By	/s/ Richard J. Penn
Richard J. Penn
President and Chief Executive Officer

Date:	May 8, 2013	By	/s/ David P. Radloff
David P. Radloff
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of HTI	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 3, 2008	Incorporated by Reference
4.1
10.875% Senior Secured Second Lien Notes Indenture, dated as of January 22, 2013, with Wells Fargo Bank, National Association, as trustee and collateral agent (including form of 10.875% Senior Secured Second Lien Note due 2017)
Incorporated by Reference
4.2	Intercreditor Agreement, dated as of January 22, 2013, between Wells Fargo Bank, National Association, as trustee and collateral agent under multiple indentures	Incorporated by Reference
4.3
First Amendment to Intercreditor Agreement, dated as of January 22, 2013, among PNC Bank, National Association, and Wells Fargo Bank, National Association, as trustee and collateral agent under multiple indentures
Incorporated by Reference
4.4	First Supplemental Indenture, dated as of January 22, 2013 with Wells Fargo Bank, National Association, as trustee and collateral agent	Incorporated by Reference
10.1	Securities Purchase Agreement, dated as of January 22, 2013, with Goldman Sachs Liberty Harbor Capital, LLC	Incorporated by Reference
10.2	Note Repurchase Agreement, dated as of January 9, 2013, with Silver Lake Credit Fund, L.P.	Incorporated by Reference
10.3	Note Repurchase Agreement, dated as of January 9, 2013, with Diamondback Master Fund, Ltd.	Incorporated by Reference
10.4	Consent and Amendment No. 3 to Revolving Credit and Security Agreement, dated as of January 22, 2013, with PNC Bank, National Association, as agent and lender	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically