Form 10-Q
period 2013-06-30
HUTCHINSON TECHNOLOGY INC
filed 2013-07-25
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-34838

Hutchinson Technology Incorporated
(Exact name of registrant as specified in its charter)

Minnesota	41-0901840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West Highland Park Drive N.E. Hutchinson, Minnesota	55350
(Address of principal executive offices)	(Zip Code)

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

As of July 22, 2013, the registrant had 27,556,777 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$36,285	$53,653
Short-term investments restricted (Note 3)	1,200	1,200
Trade receivables, net	27,148	21,438
Other receivables	3,801	3,880
Inventories	46,365	41,432
Other current assets (Note 2)	5,270	7,203
Total current assets	120,069	128,806

Property, plant and equipment, net	187,442	202,468
Other assets	4,757	5,014
Total assets	$312,268	$336,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of short- and long-term debt, net of discount (Note 7)	$–	$11,698
Current portion of capital lease obligation	1,133	–
Accounts payable	16,934	13,982
Accrued expenses	8,653	6,350
Accrued compensation	10,158	9,656
Total current liabilities	36,878	41,686

Long-term debt, net of discount (Note 7)	122,258	125,232
Capital lease obligation	3,266	–
Other long-term liabilities	1,637	1,540
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 27,547,000 and 23,900,000 issued and outstanding	275	239
Additional paid-in capital	431,433	430,448
Accumulated other comprehensive loss	(230)	(129)
Accumulated loss	(283,249)	(262,728)
Total shareholders’ equity	148,229	167,830
Total liabilities and shareholders’ equity	$312,268	$336,288

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012

Net sales	$61,308	$61,005	$185,937	$184,963
Cost of sales	59,909	62,192	169,140	181,201
Gross profit (loss)	1,399	(1,187)	16,797	3,762

Research and development expenses	4,102	4,159	10,926	12,386
Selling, general and administrative expenses	5,585	6,509	17,967	21,532
Severance and site consolidation expenses (Note 10)	638	–	1,988	(711)
Debt refinancing costs (Note 7)	–	426	–	3,926
Insurance recoveries, net of flood-related costs (Note 12)	–	3,647	–	(5,186)
Loss from operations	(8,926)	(15,928)	(14,084)	(28,185)

Other (expense) income, net	(3,424)	(453)	(442)	373
Gain on extinguishment of long-term debt	–	5,897	4,986	5,897
Interest income	22	28	84	92
Interest expense	(3,581)	(3,970)	(11,371)	(12,535)
Gain on short- and long-term investments	–	537	272	567
Loss before income taxes	(15,909)	(13,889)	(20,555)	(33,791)
(Benefit) provision for income taxes	(43)	1	(34)	120
Net loss	$(15,866)	$(13,890)	$(20,521)	$(33,911)
Basic loss per share	$(0.59)	$(0.59)	$(0.81)	$(1.45)
Diluted loss per share	$(0.59)	$(0.59)	$(0.81)	$(1.45)

Weighted-average common shares outstanding	27,084	23,575	25,451	23,460
Weighted-average diluted shares outstanding	27,084	23,575	25,451	23,460

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
(In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012

Net loss	$(15,866)	$(13,890)	$(20,521)	$(33,911)
Other comprehensive loss
Foreign currency translation, net of income taxes of $0	(646)	(297)	(101)	(472)
Other comprehensive loss	(646)	(297)	(101)	(472)
Comprehensive loss	$(16,512)	$(14,187)	$(20,622)	$(34,383)

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(In thousands)

	Thirty-Nine Weeks Ended
	June 30, 2013	June 24, 2012
OPERATING ACTIVITIES:
Net loss	$(20,521)	$(33,911)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	29,476	29,378
Stock-based compensation	741	1,492
Gain on short- and long-term investments	(272)	(567)
Loss on disposal of assets	125	388
Asset impairment charges (Notes 11 and 12)	–	8,451
Non-cash interest expense	2,570	4,485
Gain on extinguishment of debt (Note 7)	(4,986)	(5,897)
Severance and site consolidation expenses (Note 10)	–	(1,741)
Changes in operating assets and liabilities	(4,065)	33,531
Cash provided by operating activities	3,068	35,609

INVESTING ACTIVITIES:
Capital expenditures	(15,037)	(21,595)
Proceeds from sale/leaseback of equipment	4,910	–
Change in restricted cash	1,889	(16)
Purchases of marketable securities	(1,200)	(2,813)
Sales/maturities of marketable securities	1,472	3,791
Cash used for investing activities	(7,966)	(20,633)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	280	–
Repayments of capital lease	(511)	–
Repayments of revolving credit line	(176,271)	(225,745)
Proceeds from revolving credit line	176,271	215,336
Repayments of debt	(23,470)	(37,137)
Proceeds from private placement of debt	11,590	39,400
Debt refinancing costs (Note 7)	(359)	(3,926)
Cash used for financing activities	(12,470)	(12,072)

Net (decrease) increase in cash and cash equivalents	(17,368)	2,904

Cash and cash equivalents at beginning of period	53,653	57,554

Cash and cash equivalents at end of period	$36,285	$60,458

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$5,314	$6,114
Income taxes paid	$45	$6
Assets acquired through capital lease	$5,529	$–

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

As of June 30, 2013, and September 30, 2012, we had $3,531,000 and $5,419,000 of cash and cash equivalents that were restricted in use, respectively, which are classified in other current assets. These amounts covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account.

(3)  INVESTMENTS

Our short-term investments are comprised of United States government debt securities. We account for securities available for sale in accordance with Financial Accounting Standards Board (“FASB”)  guidance regarding accounting for certain investments in debt and equity securities, which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive loss within shareholders’ equity. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our securities available for sale as short- or long-term based upon management’s intent and ability to hold these investments.

A summary of our investments as of June 30, 2013, is as follows:

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

As of June 30, 2013, our short-term investments were scheduled to mature within one year.

As of June 30, 2013, and September 30, 2012, we had $1,200,000 of short-term investments that were restricted in use.

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

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at June 30, 2013
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$36,285	$–	$–
Available-for-sale securities
U.S. government debt securities	1,200	–	–
Total assets	$37,485	$–	$–

	Fair Value Measurements at September 30, 2012
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$53,653	$–	$–
Available-for-sale securities
U.S. government debt securities	1,200	–	–
Total assets	$54,853	$–	$–

Short- and Long-Term Debt

The fair values of our 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”) at September 30, 2012, our 8.50% Convertible Senior Notes due 2026 (the “8.50% Convertible Notes”), and our 8.50% Senior Secured Second Lien Notes due 2017 (the “8.50% Secured Notes”) were estimated based on the closing market price of the respective Notes as of the end of the fiscal quarter. The fair value of the 3.25% Notes and the 8.50% Convertible Notes were classified in Level 1 of the fair value hierarchy. In February 2013, we completed a redemption of all remaining 3.25% Notes.

Our 10.875% Senior Secured Second Lien Notes due 2017 (the “10.875% Notes”) had not experienced trading activity, therefore the estimate was based on the closing market prices of similar debt as of the end of the fiscal quarter. The fair value of the 10.875% Notes was classified in Level 2 of the fair value hierarchy.

The estimated fair values of our short- and long-term debt were as follows on each of the indicated dates:

	June 30, 2013		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.25% Notes	$–	$–	$11,698	$11,351
8.50% Convertible Notes	36,854	39,548	52,339	29,369
8.50% Secured Notes	73,760	72,222	72,893	81,299
10.875% Notes	11,644	12,688	–	–

(5)  TRADE RECEIVABLES

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $27,148,000 at June 30, 2013, and $21,438,000 at September 30, 2012, were net of allowances of $467,000 and $44,000, respectively. As of June 30, 2013, allowances of $467,000 consisted of a $25,000 allowance for doubtful accounts and a $442,000 allowance for sales returns.  The allowances at September 30, 2012 of $44,000 were for sales returns.

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

September 30, 2012	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	June 30, 2013
$44	$1,401	$(1,003)	$442

(6)  INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at June 30, 2013, and September 30, 2012:

	June 30, 2013	September 30, 2012

Raw materials	$18,772	$14,647
Work in process	10,527	11,069
Finished goods	17,066	15,716
	$46,365	$41,432

(7)  SHORT- AND LONG-TERM DEBT

Short- and long-term debt consisted of the following at June 30, 2013, and September 30, 2012:

	June 30, 2013	September 30, 2012
3.25% Notes	$–	$11,886
3.25% Notes debt discount	–	(188)
8.50% Convertible Notes	39,822	58,504
8.50% Convertible Notes debt discount	(2,968)	(6,165)
8.50% Secured Notes	78,931	78,931
8.50% Secured Notes debt discount	(5,171)	(6,038)
10.875% Notes	12,200	–
10.875% Notes debt discount	(556)	–
Total short- and long-term debt, net of discounts	122,258	136,930
Less: Current maturities, net of discount	–	(11,698)
Total long-term debt, net of discounts	$122,258	$125,232

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

We have the right to redeem the 8.50% Convertible Notes (i) on or after January 15, 2013 to, but excluding, January 15, 2015, if the closing price of our common stock equals or exceeds 150% of the conversion price, and (ii) at any time on or after January 15, 2015, in either case in whole or in part, for cash equal to 100% of the principal amount of the 8.50% Convertible Notes to be redeemed plus any accrued but unpaid interest to, but excluding, the redemption date. Holders of the 8.50% Convertible Notes may require us to repurchase all or a portion of their 8.50% Convertible Notes at par on each of January 15, 2015, January 15, 2016 and January 15, 2021, for cash equal to 100% of the principal amount of the 8.50% Convertible Notes to be repurchased plus any accrued but unpaid interest to, but excluding, the repurchase date. If a fundamental change (as defined in the indenture) occurs, each holder of 8.50% Convertible Notes will have the right to require us to repurchase all or any portion of that holder’s 8.50% Convertible Notes for cash equal to 100% of the principal amount of the 8.50% Convertible Notes to be repurchased plus any accrued but unpaid interest to but excluding the repurchase date.

In February 2011, we retired $75,294,000 aggregate principal amount of outstanding 3.25% Notes through a tender/exchange. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued $40,000,000 aggregate principal amount of the 8.50% Convertible Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. We determined that the debt instruments in the tender/exchange had substantially different terms and therefore applied debt extinguishment accounting.  The difference between the fair value and the carrying value of the liability component of the 3.25% Notes at the date of extinguishment was recorded as a $5,467,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,371,000 reduction to additional paid-in capital.

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

In April 2012, after funding the purchase of 3.25% Notes through the 3.25% Tender/Exchange Offer as discussed below, we completed an offer to purchase for cash $26,666,000 aggregate principal amount of our outstanding 8.50% Convertible Notes, whereby we applied $19,999,500 of residual proceeds from a private placement of 8.50% Secured Notes to fund the purchase of outstanding 8.50% Convertible Notes. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of  $2,629,000 for the thirteen weeks ended December 25, 2011.

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

8.50% Secured Notes

In March 2012, we issued $78,931,000 aggregate principal amount of 8.50% Secured Notes. Of that total amount, $38,931,000 aggregate principal amount of 8.50% Secured Notes was issued pursuant to an effective registration statement relating to an offer to purchase for cash or exchange for new securities any and all of our outstanding 3.25% Notes (the “3.25% Tender/Exchange Offer”).  The remaining $40,000,000 aggregate principal amount of 8.50% Secured Notes was issued in a private placement that included the issuance of warrants to purchase 3,869,000 shares of our common stock.  The warrants were exercisable on a cashless basis for $.01 per share for ten years after their issuance.  The total purchase price for the 8.50% Secured Notes and warrants issued in the private placement was $39,400,000. The fair value of the warrants was recorded in additional paid-in capital in the amount of $8,489,000.

The 8.50% Secured Notes bear interest at a rate of 8.50% per annum, payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2012, and mature on January 15, 2017 unless redeemed or repurchased in accordance with their terms. The 8.50% Secured Notes are secured by liens on all assets securing our existing or future senior secured credit facilities (other than certain excluded assets), which liens rank junior in priority to any liens securing the senior secured credit facilities and other permitted priority liens.

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

Holders of the warrants are entitled to participate pro rata in any dividends or other distributions (whether in cash, securities or other assets) paid, or rights offered, to holders of our common stock on an as-exercised basis. The warrants were also eligible for adjustment as necessary to protect from the dilutive effects of recapitalizations, reclassifications, stock splits and similar transactions. As of June 30, 2013, no warrants remained outstanding.

3.25% Tender/Exchange Offer

In March 2012, we completed the 3.25% Tender/Exchange Offer and, in accordance with its terms, made cash payments totaling $16,877,700, plus accrued and unpaid interest, for the purchase of $21,097,125 aggregate principal amount of outstanding 3.25% Notes that were tendered and accepted for purchase. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $3,268,000 for the thirteen weeks ended December 25, 2011. The consideration paid for outstanding 3.25% Notes tendered for purchase was funded by the proceeds from the 8.50% Secured Notes sold by us in the private placement.

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

From time to time, we borrow funds under the senior secured credit facility to maintain certain levels of cash. Our largest borrowing in the first three quarters of 2013 was $7,000,000. As of June 30, 2013, we had no outstanding balance. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement. As of June 30, 2013, we were in compliance with the covenants of our credit facility.

(8)	CAPITAL LEASES

We have manufacturing equipment that has been treated as capital leases. The present value of the minimum quarterly payments under these capital leases resulted in an initial $5,529,000 of related leased assets.

Total future minimum payments for all capital leases with initial or remaining terms of one year or more subsequent to June 30, 2013 are as follows:

Capital Leases
2013	$359
2014	1,408
2015	1,320
2016	1,022
Thereafter	802
Total future minimum lease payments	4,911
Less: interest	(511)
Present value of net minimum future lease payments	$4,400

(9)	OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net of income taxes (see Note 13 for a discussion of income taxes), was as follows:

	June 30, 2013	September 30, 2012
Foreign currency translation	$(230)	$(129)

Our Thailand assembly operation uses local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive loss. Foreign currency translation, net of income taxes, for the thirteen weeks and thirty-nine weeks ended June 30, 2013, was a $646,000 loss and a $101,000 loss, respectively.  For the thirteen weeks and thirty-nine weeks ended June 24, 2012, foreign currency translation, net of income taxes, was a $297,000 loss and a $472,000 loss, respectively.

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other (expense) income, net” in our condensed consolidated statements of operations. For the thirteen weeks and thirty-nine weeks ended June 30, 2013, we recognized a foreign currency loss of $3,368,000 and $1,249,000, respectively. For the thirteen weeks and thirty-nine weeks ended June 24, 2012, we recognized a foreign currency loss of $1,090,000 and $439,000, respectively. These were primarily related to purchases and advances denominated in U.S. dollars made by our Thailand operation.

(10)  SEVERANCE AND SITE CONSOLIDATION EXPENSES

A summary of our severance and benefits and site consolidation expenses as of June 30, 2013, is as follows:

	Severance and Benefits	Site Consolidation Expenses	Total
Accrual balances, September 25, 2011	$1,741	$–	$1,741
Restructuring charges	(895)	184	(711)
Cash payments	(729)	(184)	(913)
Accrual balances, December 25, 2011	117	–	117
Cash payments	(117)	–	(117)
Accrual balances, March 25, 2012	–	–	–

Accrual balances, June 24, 2012	–	–	–

Accrual balances, September 30, 2012	–	–	–
Restructuring charges	1,018	–	1,018
Cash payments	(631)	–	(631)
Accrual balances, December 30, 2012	387	–	387
Restructuring charges	194	138	332
Cash payments	(581)	(138)	(719)
Accrual balances, March 31, 2013	–	–	–
Restructuring charges	–	638	638
Cash payments	–	(638)	(638)
Accrual balances, June 30, 2013	$–	$–	$–

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

As part of the 2011 consolidation and restructuring plan, we incurred approximately $184,000 of site consolidation expenses for the thirteen weeks ended December 25, 2011, primarily internal labor, contractors and freight, related to consolidation of the Hutchinson components operation into our operations in Eau Claire, Wisconsin.

During the first quarter of 2013, we identified approximately 55 positions to be eliminated as part of our continued focus on overall cost reduction. This resulted in $1,018,000 of severance and benefits expense during the first quarter of 2013 and $194,000 in the second quarter of 2013. All severance and benefits payments were completed in our second quarter of 2013.

Late in December 2012, we decided to further consolidate and streamline our U.S. operations. We plan to vacate our assembly operations building in Eau Claire, Wisconsin by moving the equipment to other available space and as we shift more assembly production to our Thailand operation. In Hutchinson, we are consolidating our Development Center into our headquarters building, taking advantage of the space made available by moving component manufacturing from Hutchinson to Eau Claire in 2011. As of June 30, 2013, we have incurred $776,000 of site consolidation expenses, primarily internal labor, contractors and freight, related to the consolidation. In total, we expect to incur approximately $3,500,000 to $4,000,000 of consolidation expense which includes approximately $1,500,000 of external costs over the next 15 months.

(11)  ASSET IMPAIRMENT

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

During the first quarter of 2012, flooding in Thailand required us to suspend our Thailand assembly operations and constrained the disk drive manufacturing supply chain, which affected demand for our products. We believe that the flooding, together with our continued operating losses, was a triggering event that required an impairment analysis. Based on our forecast model and impairment analysis for our first quarter of 2012, the expected undiscounted cash flows exceeded the carrying value of our assets. However, impairments were recognized on specific identification of assets that were destroyed by the floodwaters (see Note 12 regarding the Thailand flood).

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

(12)  THAILAND FLOOD

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

After review of the flood mitigation plans of the Thai government and those of the industrial park where our plant is located, we have restored our Thailand manufacturing facility. The industrial park has completed construction of a flood wall and we resumed production at that facility and began shipping products for customer qualification during the third quarter of 2012. In total, we spent approximately $27,000,000 during 2012 and $7,000,000 during the thirty-nine weeks ended June 30, 2013 for incremental costs of manufacturing in our U.S. assembly operations instead of in Thailand, capital expenditures for site restoration and equipment replacement, recovery expenses, and inventory replenishment. These costs were partially offset by the $25,000,000 in insurance proceeds that we recovered in 2012. These costs do not include lost profits from lower demand due to constraints in the overall capacity in the disk drive supply chain as a result of the flooding.

(13)  INCOME TAXES

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

(14)  STOCK-BASED COMPENSATION

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

We recorded stock-based compensation expense related to our stock options, RSUs and common stock, included in selling, general and administrative expenses, of $374,000 and $516,000 for the thirteen weeks ended June 30, 2013, and June 24, 2012, respectively; and $741,000 and $1,492,000 for the thirty-nine weeks ended June 30, 2013, and June 24, 2012, respectively. As of June 30, 2013, $1,727,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 31 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirty-nine weeks ended June 30, 2013, and June 24, 2012, was $1.27 and $1.27, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirty-Nine Weeks Ended
	June 30, 2013	June 24, 2012
Risk-free interest rate	1.3%	1.7%
Expected volatility	80.0%	80.0%
Expected life (in years)	8.0	8.0
Dividend yield	–	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the thirty-nine weeks ended June 30, 2013, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)	Aggregate Intrinsic Value ($)
Outstanding at September 30, 2012	3,556,798	14.07	5.6	–
Granted	407,221	1.68
Exercised	(82,356)	3.00
Expired/Canceled	(648,870)	17.79
Outstanding at June 30, 2013	3,232,793	12.04	5.7	3,386,258
Options exercisable at June 30, 2013	2,409,864	15.43	4.7	1,253,686

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)	Weighted-Average Remaining Contractual Life (yrs.)
Non-vested at September 30, 2012	1,228,229	2.93	8.1
Granted	407,221	1.19
Vested	(602,657)	3.51
Canceled	(209,864)	3.31
Non-vested at June 30, 2013	822,929	1.55	8.6

The following table summarizes information concerning currently outstanding and exercisable stock options:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number Outstanding	Weighted-Average Remaining Contractual Life (yrs.)	Weighted-Average Exercise Price ($)	Number Exercisable	Weighted-Average Exercise Price ($)
1.45	-	3.00	608,221	9.1	1.68	63,666	1.68
3.01	-	5.00	903,124	6.7	3.04	624,750	3.03
5.01	-	10.00	589,583	6.4	7.33	589,583	7.33
10.01	-	20.00	20,000	4.6	15.96	20,000	15.96
20.01	-	25.00	294,785	3.4	22.98	294,785	22.98
25.01	-	30.00	489,590	3.5	26.77	489,590	26.77
30.01	-	45.06	327,490	0.9	32.51	327,490	32.51
Total			3,232,793	5.7	12.04	2,409,864	15.43

RSU transactions during the thirty-nine weeks ended June 30, 2013, are summarized as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value ($)
Non-vested at September 30, 2012	555,050	1.80
Granted	659,350	1.46
Vested	(145,836)	1.70
Canceled	(79,581)	1.85
Non-vested at June 30, 2013	988,983	1.59

(15)  LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share identifies the dilutive effect of potential common shares using net loss available to common shareholders and is computed using the treasury stock method for outstanding stock options and the if-converted method for the 8.50% Convertible Notes, and (ii) in accordance with FASB guidance relating to the effect of contingently convertible instruments on diluted earnings per share for the 3.25% Notes outstanding as of June 24, 2012. A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net loss	$(15,866)	$(13,890)	$(20,521)	$(33,911)

Weighted-average common shares outstanding	27,084	23,575	25,451	23,460
Dilutive potential common shares	–	–	–	–
Weighted-average common and diluted shares outstanding	27,084	23,575	25,451	23,460

Basic loss per share	$(0.59)	$(0.59)	$(0.81)	$(1.45)

Diluted loss per share	$(0.59)	$(0.59)	$(0.81)	$(1.45)

Diluted loss per share for the thirteen weeks ended June 30, 2013, excludes potential common shares and warrants of 815,000 using the treasury stock method, and 4,630,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirty-nine weeks ended June 30, 2013, excludes potential common shares and warrants of 458,000 using the treasury stock method, and 5,530,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirteen weeks and thirty-nine weeks ended June 24, 2012, excludes potential common shares of 2,301,000 and 2,263,000, respectively, using the treasury stock method, and 7,382,000 and 9,063,000, respectively, using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive.

As discussed in Note 7, we issued warrants to purchase 3,869,000 shares of our common stock in a private placement.  As of June 30, 2013, there were 3,869,000 warrants exercised. As of June 30, 2013, there were no warrants outstanding.

(16)  SEGMENT REPORTING

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

(17)  SUBSEQUENT EVENTS

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

General Business

We are a key world-wide supplier to all manufacturers of disk drives and head-gimbal assemblers. Sales to our four largest customers constituted 98% of net sales for the thirty-nine weeks ended June 30, 2013, as shown in the following table.

Customer	Percentage of Sales
Western Digital Corporation	53%
SAE Magnetics, Ltd/TDK Corporation	24%
Seagate Technology, LLC	12%
HGST (a Western Digital company)	9%

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

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

	Suspension Assembly Shipments by Quarter
	2012				2013
	First	Second	Third	Fourth	First	Second	Third
Suspension assembly shipment quantities	89	97	100	105	104	99	99

The October 2011 flooding in Thailand temporarily constrained the overall production capacity of the hard disk drive supply chain in 2012. Additionally, some hard disk drive manufacturers temporarily reduced the average capacity size of their disk drives to maximize their use of components that were in short supply, and therefore, maximize the number of disk drives that they were able to ship. We believe this temporarily reduced the number of suspensions per disk drive. These factors together caused a material decrease in our suspension assembly demand. In our first quarter of 2012, shipments decreased 38 million or 30% compared to the fourth quarter of 2011 due to the flood-related capacity constraints at our customers. Our second quarter of 2012 shipments increased sequentially in all segments, with the largest percentage increase in shipments for enterprise applications. We estimate that we maintained our overall suspension assembly market share in both the first and second quarters of 2012, compared to the preceding quarter, by leveraging our vertically integrated U.S. operations to meet customers’ needs. Our third quarter of 2012 shipments increased slightly compared with the preceding quarter but demand for our suspension assemblies declined by more than 15% in the final five weeks of the quarter compared with the quarter’s first eight weeks, primarily due to weakened disk drive demand. Our 14-week fiscal fourth quarter of 2012 shipments totaled 105 million, down 2% on a weekly shipment basis compared with the 13-week fiscal third quarter of 2012. Industry sources estimate that disk drive shipments in the quarter ended September 2012 declined by 11% compared with the preceding quarter. Increased allocations on our customers’ existing programs and participation on new program ramps helped offset the near-term market weakness.

Our suspension assembly shipments totaled 104 million in the 13-week fiscal 2013 first quarter, up 6% on a weekly shipment basis compared with 105 million in the 14-week fiscal 2012 fourth quarter. As in the fourth quarter of 2012, our shipments benefited from our market share positions on both existing and new customer programs even as worldwide disk drive and suspension assembly demand remained soft. Our second and third quarters of 2013 shipments were 99 million each. The decrease from the first quarter of 2013 was primarily due to ramps on certain of our customers’ programs that have been slower than expected, but we believe our overall market share was unchanged.

Average selling price remained relatively flat in the third quarter of 2013 at $0.594 compared to $0.595 in the second quarter of 2013.  Average selling price was $0.60 in the first half of 2013 compared to $0.58 in the last half of 2012. In the first half of the year, an increase in shipments of both development and high volume dual-stage actuated (DSA) suspensions offset a shift in product mix toward lower-priced suspension assemblies for 3.5” ATA applications. DSA suspensions, which carry a higher selling price and cost more to manufacture, increased to 20% of our 2013 third quarter product mix compared to 12% in our 2013 second quarter, 9% in our 2013 first quarter and 5% in the 2012 fourth quarter. We expect DSA suspensions to account for approximately 25% to 30% of our shipments in the fourth quarter of 2013. We expect our product mix to continue to shift toward DSA suspensions throughout 2014. Suspension assembly pricing is likely to remain competitive in 2013 and beyond.

Gross profit in the 2013 third quarter was $1,399,000, or 2% of net sales, compared with $7,977,000, or 13% of net sales, in the preceding quarter. Gross profit in the second quarter of 2013 benefited from better fixed cost leverage due to higher levels of flexure and assembly production. We built more inventory than we initially planned in order to adjust to a change in product mix and to meet expected demand while we continue to transfer more production capacity to Thailand.  We estimate that building more suspensions and flexures than we shipped had a favorable gross margin impact of approximately $2,000,000. The component inventory built in the second quarter was largely consumed during the third quarter, resulting in lower fixed cost leverage and reduced gross profit in that quarter. In addition, we incurred a little more than $2,000,000 of higher variable costs during the third quarter because of operating issues that reduced manufacturing efficiencies on certain suspension assemblies. These issues have been corrected and our operational indicators had returned to their previous levels.

The thirty-nine weeks ended June 30, 2013 also included higher assembly operating costs of approximately $6,100,000, while we continue to rely on our U.S. assembly operations for the majority of our production. We will continue to transition more of our assembly production to Thailand as the year progresses so that we can realize the related cost advantages and have the majority of our assembly production near our customers’ manufacturing locations. In our third quarter of 2013, our Thailand operation accounted for 35% of our assembly production, up from 27% in the preceding quarter. In the fourth quarter of 2013, we expect our Thailand operation will account for approximately 50% of our total assembly production.

We have announced plans to further consolidate and streamline our U.S. operations. We plan to vacate our assembly operations building in Eau Claire, Wisconsin by moving equipment to other available space and as we shift more assembly production to our Thailand operation. The portion of our Eau Claire facility currently used for assembly operations is currently offered for lease. In Hutchinson, we are consolidating our Development Center into our headquarters building, taking advantage of the space made available by moving component manufacturing from Hutchinson to Eau Claire in 2011, and the Development Center is currently offered for sale or lease. Near the end of 2013, we also plan to begin moving our stamping operation from a facility we currently lease in Plymouth, Minnesota to our headquarters building in Hutchinson, Minnesota. As of June 30, 2013, we have incurred $776,000 of site consolidation expenses, primarily internal labor, contractors and freight, related to the consolidation. In total, we expect to incur approximately $3,500,000 to $4,000,000 of consolidation expense which includes approximately $1,500,000 of external costs over the next 15 months. As these actions are completed, they are expected to further lower our cost structure.

Effective October 1, 2012, we realigned our business into a single operating and reportable segment. Our chief operating decision maker now assesses financial performance of our company as a whole. Due primarily to the restructuring actions that occurred during 2012 and the additional cost reductions that we have made since the end of 2012, the operating losses from our biomeasurement products have been significantly reduced. In connection with this realignment, we have also eliminated divisional presidents. We are continuing to look at partnering opportunities with medical industry companies that can help us get market traction and extract value from the biomeasurement technology that we have developed.

Outlook

We expect our fourth quarter of 2013 suspension assembly shipments to range from 100 million to 110 million. We believe we are well-positioned on new customer disk drive programs. The ramps to higher volume on some of these programs are beginning to materialize. As a result, we expect to see a modest increase in demand in the fourth quarter of 2013, and further increases in 2014. Fourth quarter average selling price is expected to be flat to up slightly as a result of a higher percentage of DSA suspension assemblies in the mix of products that we expect to ship in the quarter. We expect to see our fourth quarter of 2013 gross profit increase compared with the third quarter, primarily due to improved operating efficiency and fixed cost leverage on higher production volume.

As part of our ongoing effort to be the industry’s lowest cost producer of suspension assemblies, we will continue to strengthen our competitive position by advancing our DSA products, further improving our operating efficiency, transitioning more assembly production to our Thailand operation and continuing to consolidate our U.S. operations. We are expecting improved volume, profitability and free cash flow in the quarters ahead.

RESULTS OF OPERATIONS

Thirteen Weeks Ended June 30, 2013 vs. Thirteen Weeks Ended June 24, 2012

Net sales for the thirteen weeks ended June 30, 2013, were $61,308,000, compared to $61,005,000 for the thirteen weeks ended June 24, 2012, an increase of $303,000. Suspension assembly net sales increased due to an increase in our average selling price from $0.58 to $0.59. Suspension assembly component sales were $4,000 for the thirteen weeks ended June 30, 2013, compared to $696,000 for the thirteen weeks ended June 24, 2012. The component sales in 2012 were primarily a result of the flood-related capacity constraints that existed in the disk drive industry creating demand for our suspension assembly components.

Gross profit for the thirteen weeks ended June 30, 2013, was $1,399,000, compared to the gross loss of $1,187,000 for the thirteen weeks ended June 24, 2012, an increase of $2,586,000. Gross profit as a percent of net sales was two percent for the thirteen weeks ended June 30, 2013, compared to a gross loss equal to 2% of sales for the thirteen-weeks ended June 24, 2012. Gross profit improved primarily from lower manufacturing labor and overhead expenses. These improvements were partially offset by approximately $1,800,000 of incremental costs of manufacturing in our U.S. assembly operations instead of in Thailand, compared to approximately $3,800,000 of incremental costs for the thirteen weeks ended June 24, 2012.

Research and development expenses for the thirteen weeks ended June 30, 2013, were $4,102,000, compared to $4,159,000 for the thirteen weeks ended June 24, 2012, a decrease of $57,000. The decrease was primarily due to cost reduction actions.

Selling, general and administrative expenses for the thirteen weeks ended June 30, 2013, were $5,585,000, compared to $6,509,000 for the thirteen weeks ended June 24, 2012, a decrease of $924,000. The decrease was primarily due to cost reduction actions.

Debt refinancing costs for the thirteen weeks ended June 24, 2012, were $426,000. Because the terms of the 8.50% Secured Notes issued in March 2012 in exchange for the outstanding 3.25% Notes were not substantially different, debt modification accounting was applied in accordance with FASB guidance. The debt refinancing costs associated with the debt transactions were expensed as incurred.

As a result of the flooding in Thailand, during our third quarter of 2012, we recorded $3,647,000 of flood-related restoration and continued operating costs in Thailand.

Other (expense) income, net for the thirteen weeks ended June 30, 2013, included a foreign currency loss of $3,368,000, compared to a loss of $1,091,000 for the thirteen weeks ended June 24, 2012. These were primarily related to purchases and advances denominated in U.S. dollars made by our Thailand operation.

On March 30, 2012, we completed an offer to purchase for cash or exchange for new securities any and all of our outstanding 3.25% Notes (the “3.25% Tender/Exchange Offer” and, in accordance with its terms, made cash payments totaling $16,877,700, plus accrued and unpaid interest, for the purchase of $21,097,125 aggregate principal amount of outstanding 3.25% Notes that were tendered and accepted for purchase. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $3,268,000 for the thirteen weeks ended June 24, 2012. The consideration paid for outstanding 3.25% Notes tendered for purchase was funded by the proceeds from the 8.50% Secured Notes sold by us in a private placement of these notes.

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

Thirty-Nine Weeks Ended June 30, 2013 vs. Thirty-Nine Weeks Ended June 24, 2012

Net sales for the thirty-nine weeks ended June 30, 2013, were $185,937,000, compared to $184,963,000 for the thirty-nine weeks ended June 24, 2012, an increase of $974,000. Suspension assembly sales increased $6,364,000 for the thirty-nine weeks ended June 30, 2013, primarily as a result of a 5% increase in suspension assembly unit shipments. The average selling price remained flat at $0.60 for both the thirty-nine weeks ended 2013 and 2012. Suspension assembly component sales were $10,000 for the thirteen weeks ended June 30, 2013, compared to $4,051,000 for the thirteen weeks ended June 24, 2012, a decrease of $4,041,000. The component sales in 2012 were primarily a result of the flood-related capacity constraints that existed in the disk drive industry creating demand for our suspension assembly components.

Gross profit for the thirty-nine weeks ended June 30, 2013, was $16,797,000, compared to gross profit of $3,762,000 for the thirty-nine weeks ended June 24, 2012, an increase of $13,035,000. Gross profit as a percent of net sales was 9%  and 2% for the thirty-nine weeks ended June 30, 2013, and June 24, 2012, respectively. Gross profit benefited from improved fixed cost leverage on higher levels of flexure and assembly production. Although we experienced short-term manufacturing inefficiencies in the third quarter of 2013, overall, gross profit benefited from lower variable costs, resulting primarily from improved efficiency in manufacturing TSA+ suspension assemblies compared to 2012. We also realized an improvement of approximately $3,000,000 due to increased shipments of higher-priced development products and increased scrap recoveries. These improvements were partially offset by approximately $6,100,000 and $8,000,000 of incremental costs of manufacturing in our U.S. assembly operations instead of in Thailand, for the thirty-nine weeks ended June 30, 2013 and June 24, 2012, respectively.

Research and development expenses for the thirty-nine weeks ended June 30, 2013, were $10,926,000, compared to $12,386,000 for the thirty-nine weeks ended June 24, 2012, a decrease of $1,460,000. The decrease was primarily due to cost reduction actions.

Selling, general and administrative expenses for the thirty-nine weeks ended June 30, 2013, were $17,967,000, compared to $21,532,000 for the thirty-nine weeks ended June 24, 2012, a decrease of $3,565,000. The decrease was primarily due to cost reduction actions.

During the first quarter of 2013, we identified approximately 55 positions to be eliminated as part of our continued focus on overall cost reduction. This resulted in $1,350,000 of severance and other expenses for the thirty-nine weeks ended June 30, 2013. All severance and benefits amounts owed have been paid in full.

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

Debt refinancing costs for the thirty-nine weeks ended June 24, 2012, were $3,926,000.  Because the terms of the 8.50% Secured Notes issued in March 2012, in exchange for the outstanding 3.25% Notes were not substantially different, debt modification accounting was applied in accordance with FASB guidance. The debt refinancing costs associated with the debt transactions were expensed as incurred.

As a result of the flooding in Thailand, during the thirty-nine weeks ended June 24, 2012, we recorded $5,186,000 of insurance recoveries, net of flood-related costs, which included $25,000,000 of flood insurance recoveries, partially offset by $19,814,000 of flood-related restoration and continued operating costs in Thailand.

Other (expense) income, net for the thirty-nine weeks ended June 30, 2013, included a foreign currency loss of $1,250,000, compared to a foreign currency loss of $972,000 for the thirty-nine weeks ended June 24, 2012. These were primarily related to purchases and advances denominated in U.S. dollars made by our Thailand operation.

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

On April 12, 2012, we completed an offer to purchase for cash $26,666,000 aggregate principal amount of our outstanding 8.50% Convertible Notes. After funding the purchase of outstanding 3.25% Notes pursuant to the 3.25% Tender/Exchange Offer, we applied $19,999,500 of residual proceeds from the private placement of 8.50% Secured Notes to fund the purchase of outstanding 8.50% Convertible Notes. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of  $2,631,000 for the thirteen weeks ended June 24, 2012

In January 2013, we repurchased $18,682,000 aggregate principal amount of our outstanding 8.50% Convertible Notes by making cash payments totaling $11,583,000, plus accrued and unpaid interest, which payments were funded by the proceeds of the sale of the 10.875% Notes. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $4,986,000 for the thirty-nine weeks ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations, our senior secured credit facility, leasing and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents decreased from $53,653,000 at September 30, 2012, to $36,285,000 at June 30, 2013. Our short-term investments remained at $1,200,000. In total, our cash and cash equivalents and short-term investments decreased by $17,368,000. The decrease was primarily due to $15,037,000 of capital expenditures, $11,886,000 used for the redemption of all our remaining 3.25% Notes, and $11,583,000 used for the repurchase of outstanding 8.50% Convertible Notes. These expenses were partially offset by $11,590,000 in proceeds from the private placement of 10.875% Notes, $4,910,000 in proceeds from equipment sale/leaseback transactions, $3,068,000 of cash provided by operations, and the release of $1,889,000 of restricted cash that was temporarily held in our senior secured credit facility collections account. The $35,609,000 of cash provided by operations for the thirty-nine weeks ended June 24, 2012 was due to an improvement in our working capital and flood insurance proceeds.

In recent years, our net sales have decreased significantly. With ongoing uncertain market and economic conditions, we are continuing to carefully manage our cost structure and cash position to ensure that we will meet our debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve profitability. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations, our credit facility and additional financing, if needed and as available given contractual restrictions, current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, debt and capital expenditures through 2014.

As of June 30, 2013, we had outstanding $39,822,000 aggregate principal amount of our 8.50% Convertible Notes; $78,931,000 aggregate principal amount of our 8.50% Secured Notes; and $12,200,000 aggregate principal amount of our 10.875% Notes. Holders of our 8.50% Convertible Notes may require us to purchase all or a portion of their 8.50% Convertible Notes for cash as early as January 15, 2015.

Due to the flooding in Thailand in October 2011, we spent approximately $27,000,000 in total during 2012 and approximately $7,000,000 during the thirty-nine weeks ended June 30, 2013 for incremental costs of manufacturing in our U.S. assembly operations instead of in Thailand, capital expenditures for site restoration and equipment replacement, recovery expenses, and inventory replenishment at our Thailand facility. These costs do not include lost profits. These expenditures were partially offset by the $25,000,000 in insurance proceeds that we received in 2012.

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

Our credit agreement with PNC Bank and the indentures governing the 8.50% Secured Notes, each contain certain covenants that, among other things, limit our and our restricted subsidiaries’ ability to incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; enter into operating leases; merge, consolidate or sell substantially all of our assets; make capital expenditures; change the nature of our business; and expend the assets or free cash flow of certain subsidiaries. The indenture also limits the amount of our consolidated total assets and free cash flow that can be attributable to subsidiaries that have not guaranteed the 8.50% Secured Notes or, in certain cases, have not pledged their stock to secure the 8.50% Secured Notes.

Our first and second quarter of 2013 results demonstrate that, with the adjustments we have made to our cost structure, our business can be free cash flow neutral at shipment volumes of about 8 million suspension assemblies per week, assuming no changes in our working capital. As volumes grow to more than 8 million suspension assemblies per week, we believe we will be able to generate positive free cash flow.

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

From time to time, we borrow funds under the senior secured credit facility to maintain certain levels of cash. Our largest borrowing in the first three quarters of 2013 was $7,000,000. As of June 30, 2013, we had no outstanding borrowings. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement. As of June 30, 2013, we were in compliance with the covenants of our credit facility.

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

To accommodate the January 2013 debt transactions described above, on January 22, 2013, we entered into (i) a first supplemental indenture to the indenture dated as of March 30, 2012, which governs the 8.50% Secured Notes, and (ii) a consent and third amendment to our revolving credit and security agreement.

Capital Leases – In the first three quarters of 2013, we entered into leasing agreements to lease manufacturing equipment in Thailand. As of June 30, 2013, we received $4,910,000 of cash in sale/leaseback transactions and had remaining lease payment obligations of $4,400. The present value of the minimum quarterly payments under these capital leases resulted in an initial $5,529,000 of related leased assets. We expect to enter into more leasing transactions throughout 2013.

Capital Expenditures - Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $15,037,000 for the thirty-nine weeks ended June 30, 2013. We anticipate capital expenditures will total approximately $20,000,000 in 2013 primarily for manufacturing equipment for new process technology and capability improvements, such as DSA suspension assemblies and product tooling. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents, our senior secured credit facility, leasing, or additional financing, if available given current credit market conditions.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

There have not been any recently adopted accounting standards.

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

As of June 30, 2013, we had $122,258,000 carrying value of fixed rate debt which had a fair market value of approximately $124,458,000. We used trading activity to determine the fair market value of the 8.50% Convertible Notes and the 8.50% Secured Notes. The 10.875% Notes have not had trading activity, therefore the estimate was based on the closing market price of similar debt as of the end of the quarter. The fair value of our senior secured credit facility’s carrying value is a reasonable estimate of fair value.

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

HUTCHINSON TECHNOLOGY INCORPORATED

Date:	July 25, 2013	By	/s/ Richard J. Penn
Richard J. Penn
President and Chief Executive Officer

Date:	July 25, 2013	By	/s/ David P. Radloff
David P. Radloff
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of HTI	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 3, 2008	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically