Form 10-K
period 2013-09-29
HUTCHINSON TECHNOLOGY INC
filed 2013-12-11
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-K
(Mark One)
[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 29, 2013
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to ________.

Commission file number 1-34838
____________
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
Yes [ ] No [x]

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
Yes [ ] No [x]

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $63,427,000, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of December 6, 2013, the registrant had 28,042,693 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for the annual meeting of shareholders to be held on January 30, 2014 are incorporated by reference in Part III.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: the demand for and shipments of the company’s products, production capacity, capabilities and costs, assembly operations in Thailand, product commercialization and adoption, capital expenditures, average selling prices, product costs, operating performance, technology, development, inventory levels, financial performance, cost reductions and economic and market conditions. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan,” “goal” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” beginning on page 5. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

i

PART I

HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item 1.	Business

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2014” mean our fiscal year ending September 28, 2014, references to “2013” mean our fiscal year ended September 29, 2013, references to “2012” mean our fiscal year ended September 30, 2012, references to “2011” mean our fiscal year ended September 25, 2011, references to “2010” mean our fiscal year ended September 26, 2010, references to “2009” mean our fiscal year ended September 27, 2009, and references to “2008” mean our fiscal year ended September 28, 2008.

OVERVIEW

We are a global technology manufacturer committed to creating value by developing solutions to critical customer problems. Our culture of quality, continuous improvement, superior innovation and a relentless focus on the fundamentals enables us to compete in the markets we serve. We incorporated in Minnesota in 1965.

We are a key world-wide supplier of suspension assemblies for hard disk drives. Suspension assemblies are precise electro-mechanical components that hold a disk drive’s read/write head at microscopic distances above the drive’s disks. Our innovative product solutions help customers improve yields, increase reliability and enhance disk drive performance, thereby increasing the value they derive from our products.

BUSINESS

We manufacture suspension assemblies for all sizes and types of hard disk drives. Suspension assemblies are critical components of disk drives that hold the read/write heads in position above the spinning magnetic disks. We developed our position as a key supplier of suspension assemblies through an integrated manufacturing approach, research, development and design activities coupled with substantial investments in process capabilities, product features and manufacturing capacity. We manufacture our suspension assemblies with proprietary technology and processes with very low part-to-part variation. These processes require manufacturing to precise specifications that are critical to maintaining the necessary microscopic clearance between the head and disk and the electrical connectivity between the head and the drive circuitry.

We design our suspension assemblies with a focus on the increasing performance requirements of new disk drives, principally more complex, increased data density, improved head-to-disk stability during a physical shock event and reduced data access time. Increased capacity, improved reliability and performance, as well as the miniaturization of disk drives, generally require suspension assemblies with lower variability, specialized design, expanded functionality and greater precision. Manufacturing of these smaller and more complex suspension assemblies requires that we develop new manufacturing process capabilities. We will continue to invest, as needed, to advance suspension assembly technology, enhance our process capabilities and expand our production capacity. During 2013, we shipped 404 million suspension assemblies of all types, supplying all manufacturers of disk drives and head-gimbal assemblers.

In recent years we have been reshaping the company with the intent of being the industry’s lowest cost producer of suspension assemblies. While we have continued to realize net operating losses, we have lowered our overall cost structure by significantly improving our operating efficiency, transitioning more assembly production to our lower cost Thailand operation and consolidating our U.S. operations.

We had anticipated overall disk drive shipments would increase in 2013; however, analysts’ estimates have shown little to no growth from calendar year 2012 to 2013. Despite the lack of disk drive market growth in 2013, we believe we improved our market share in 2013. Our shipments of suspension assemblies increased from 392 million in 2012 to 404 million in 2013.

As the disk drive industry has matured and consolidated, cost competitiveness has become an increasingly important factor to our customers, which has required us to lower our pricing to retain business. Our average selling price decreased from $0.80 in 2008 to $0.60 in 2012 and has remained relatively flat. However, in 2013, we have seen a product mix shift with an increase in shipments of higher priced dual-stage actuation (“DSA”) suspensions, offset by the mix of lower-priced single-stage suspension assemblies.

We believe that our vertically integrated model provides the best means to meet customers’ requirements and to be the low cost producer in the industry. With changes in recent years, we have a competitive cost structure that will improve further as we transition more assembly production to Thailand and further consolidate our U.S. operations.

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

Products

We categorize our current products as either suspension assemblies or other revenue, which consists primarily of revenue outside of the disk drive industry for precision component manufacturing, tool design, tool build and metrology, suspension assembly components, reimbursement for disk drive industry-related engineering services and specific disk drive program capacity and biomeasurement products.

The following table shows, for each of 2013, 2012 and 2011, the relative contribution to net sales, in millions of dollars and percentages, of each product category:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Suspension assemblies	$240.5	97%	$234.3	95%	$270.7	98%
Other revenue	9.1	3	14.3	5	7.4	2
Total net sales	$249.6	100%	$248.6	100%	$278.1	100%

See Note 10 to the consolidated financial statements contained in Item 15 for financial information with respect to a distribution of revenue and long-lived assets by geographic area for each of 2013, 2012 and 2011. See also Five-Year Selected Financial Data.

Suspension Assemblies. During 2013, we shipped 404 million suspension assemblies, compared to 392 million and 454 million in 2012 and 2011, respectively. We shipped TSA+ and TSA suspension assemblies, as well as suspensions using purchased additive flexures to our customers.

We have the capability to produce multiple variations of suspension assemblies. This capability permits us to assist customers’ design efforts and meet the varied and changing requirements of specific customers. We have developed significant proprietary capabilities in the design and production of suspension assemblies for both current and new generations of higher performance disk drives and read/write heads. The continual pursuit of increased data density and lower storage costs is leading to suspension assemblies with flexures that have finer electrical conductors, greater lead counts and increased complexity such as interleaved or stacked traces, and to the adoption of value-added features for suspension assemblies, such as formed and polished headlifts, larger dampers with through-hole features, co-located micro actuators and a variety of limiter configurations. We continue to see an increase in the volume of DSA suspensions, which carry a higher selling price and cost more to manufacture. DSA suspension shipments increased to 16% of our 2013 product mix compared to 2% in 2012. We expect DSA suspensions to account for approximately 25% of our shipments in the first quarter of 2014 and to grow to about half of our suspension assembly shipments by the end of 2014.

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

Other Revenue. To derive additional value from the unique expertise and capabilities in precision component manufacturing, tool design, tool build and metrology that we have developed in our suspension manufacturing, we are offering these capabilities to targeted companies in several industries outside of the disk drive industry. Our effort generated a modest contribution to net sales in 2011, 2012 and 2013. As we are in the early stages of this effort, the revenue being generated is somewhat unpredictable quarter to quarter and we continue to explore a range of opportunities. In 2013, $5,911,000 of our other revenue was generated from the production of precision components for applications outside of the disk drive industry, $2,482,000 was for reimbursement of disk drive industry-related engineering services and specific disk drive program capacity, and the remainder was biomeasurement product revenue.

In the first half of 2012, we had suspension assembly component sales of $4,051,000, primarily as a result of the flood-related capacity constraints in the disk drive industry that created demand for our suspension assembly components.

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

Early in 2012, severe flooding in Thailand required us to suspend our assembly operations at our Thailand manufacturing facility. By the end of 2012, we had resumed production at our Thailand manufacturing facility. In 2013, we ramped production in Thailand to take advantage of lower costs and to satisfy our customers’ desires to have more of their suspensions manufactured there. Approximately half of our fourth quarter 2013 total assembly production was from Thailand.

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

Our biomeasurement products are classified as medical devices and therefore are subject to governmental regulations in countries where they are sold.

Research and Development

The disk drive industry is subject to rapid technological change, and our ability to remain competitive depends on, among other things, our ability to anticipate and respond to changes and to continue our close working relationships with the engineering staffs of our customers. Our research and development efforts are directed at continuing to develop suspension assembly capabilities and features that enable our products to meet performance criteria desired by our customers for specific drive applications. Measurement, process development and process control are critical to improving capability related to static attitude, gram force and resonance, all performance characteristics important to suspension assemblies.

We have devoted and will continue to devote substantial resources to research and development efforts. Our research and development expenses were $14,621,000, $16,474,000 and $14,592,000, in 2013, 2012 and 2011, respectively. The increase from 2011 to 2012 was primarily related to TSA+ process and capacity improvements and new process technology.   The reduction in research and development expenses from 2012 to 2013 was primarily related to cost reduction actions.

The development of more complex next-generation read/write heads and continuing improvement in data density necessitate the further miniaturization of suspension component features, including finer conductor lines and spaces on TSA+ flexures and further improvement of suspension performance through dual-stage actuation or other means. We have and will continue to implement alternative technologies, as needed, which we believe will be required for manufacturing future generations of our products.

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

We are a supplier to all manufacturers of disk drives and head-gimbal assemblers. The following table shows our four largest customers for 2013, 2012 and 2011 as a percentage of net sales.

Customer	2013	2012	2011
Western Digital Corporation	52%	26%	56%
SAE Magnetics, Ltd./TDK Corporation	24%	47%	19%
Seagate Technology, LLC	14%	10%	11%
HGST (a Western Digital company)	8%	12%	11%

Sales to our four largest customers constituted 98%, 95% and 97% of net sales for 2013, 2012 and 2011, respectively. Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Western Digital, which may purchase read/write head assemblies that utilize our suspension assemblies from SAE Magnetics, Ltd./TDK Corporation (“SAE Magnetics”). During 2012, we sold a higher percentage of our suspension assemblies to SAE Magnetics due to flood related constraints in the disk drive industry.

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

Backlog

We generally make our sales pursuant to purchase orders rather than long-term contracts. Our backlog of purchase orders was $42,759,000 at September 29, 2013, as compared to $45,001,000 at September 30, 2012. Our purchase orders may be changed or cancelled by customers on short notice. In addition, we believe that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Backlog should not be considered indicative of sales for any future period.

Seasonality

Historically, the disk drive industry has experienced seasonal demand, with higher levels of demand in the second half of the calendar year driven, we believe, by consumer spending in the winter holiday season. In addition, corporate information technology budget calendars often provide for more spending during the second half of the calendar year. Seasonal demand for our suspension assemblies generally tracks that of the disk drive industry and also may be delayed or accelerated by existing inventory levels in the supply chain.

Competition

We believe that the principal factors of competition in the suspension assembly market include price, reliability of volume supply, time to market, product performance, quality and customer service. Disk drive manufacturers seek low cost designs and as the disk drive industry has matured and consolidated, cost competitiveness, and thus suspension assembly pricing, has become an increasingly important factor to our customers. Our customers’ operating results also depend on being the first-to-market and first-to-volume with new products at a low cost. Our development efforts typically have enabled us to shorten development cycles and achieve reliable high-volume output per manufacturing unit quickly.

Our principal competitors are Nihon Hatsujo Kabusikigaisha (“NHK”), Magnecomp Precision Technology Public Company Limited (“MPT”), a subsidiary of TDK Corporation, and NAT Peripheral (H.K.) Co., Ltd., (a joint venture of NHK and TDK Corporation). The NAT Peripheral joint venture has provided our customer, SAE Magnetics, Ltd./TDK Corporation, the capability to produce suspension assemblies since calendar 2005. We believe that consolidation in the disk drive industry, including the affiliation between our competitor MPT and our customer SAE Magnetics, Ltd., has resulted in shifts in certain industry supply chain alignments that have negatively impacted our competitive position since 2008. Our principal competitors in producing suspension flexures are Nitto Denko Corporation and Dai Nippon Corporation. Although we cannot be sure that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies or suspension assembly components, we believe that the number of entities that have the technical capability and capacity for producing precision suspension assemblies or components in large volumes will remain small.

We continually monitor technological developments in and potential threats to the disk drive storage market and we believe disk drives will remain the primary data storage technology for the foreseeable future. However, other types of data storage technology, such as solid state storage or flash (semiconductor) memory, have become competitive with certain disk drive applications, and thereby negatively affect the demand for our products. As an example, emerging applications requiring digital storage, particularly consumer electronics products that require lower storage capacity, are using flash memory, which has and may continue to limit growth opportunities for disk drive-based data storage.

Foreign Sales

Sales to foreign-based enterprises totaled $79,691,000, $148,999,000 and $85,164,000 for 2013, 2012 and 2011, respectively. Sales to foreign subsidiaries of United States corporations totaled $162,120,000, $89,548,000 and $187,256,000 for 2013, 2012 and 2011, respectively. The majority of these sales were to the Pacific Rim region. During 2012, sales to foreign based enterprises increased as we sold a higher percentage of our suspension assemblies to SAE Magnetics due to flood related constraints in the disk drive industry.

In addition, we have sales to United States corporations that use our products in their offshore manufacturing sites. See Note 10 to the consolidated financial statements for additional information about geographic areas.

Intellectual Property

We regard much of the equipment, processes, information and knowledge that we generate and use in the manufacture of our products as proprietary and protectable under applicable trade secret, copyright, trademark and unfair competition laws. In addition, if we develop manufacturing equipment, products and processes for products where patents might enhance our position, we have pursued, and we will continue to pursue, patents in the United States and in other countries covering our products. We also have obtained certain trademarks for our products to distinguish them from our competitors’ products.

As of September 29, 2013, we held 202 United States patents and 24 foreign patents, and we had 26 patent applications pending in the United States and 14 patent applications pending in other countries. Internally, we protect intellectual property and trade secrets through physical security measures at our facilities, as well as through non-disclosure and non-competition agreements with all employees and confidentiality policies and non-disclosure agreements with consultants, strategic suppliers and customers.

We have entered into licensing and cross-licensing agreements relating to certain of our patents and patent applications allowing some of our competitors to produce products similar to ours in return for royalty payments and/or cross-license rights. The agreements include cross-licenses to certain existing and future suspension assembly technology. These agreements are renegotiated as needed.

From time to time, third parties have asserted patents against us or our customers that may relate to certain of our manufacturing equipment or products or to products that include our products as a component. Some of our competitors have experience with, and have developed patent portfolios relating to, technology associated with our TSA+ product. We also have litigated claims against a competitive supplier in the disk drive industry alleging infringement of our patents. In addition, some of our customers have been sued on patents having claims closely related to products we sell. As the number of patents issued continues to increase, the volume of intellectual property claims may increase.

Employees

As of September 29, 2013, we had 2,436 employees located primarily in the United States and Thailand.

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

Members of the public may read and copy any materials we file with the SEC at its Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information about us and other issuers that file electronically at http://www.sec.gov.

Item 1A.	Risk Factors

We may not be able to generate enough cash or secure enough capital to service our existing debt obligations or execute our current and future business plans.

Since 2009, we have experienced significant reductions in demand for and shipments of our suspension assemblies due primarily to our losses of market share resulting from supply chain realignments by our customers. Our operating results and cash flow from operations have been adversely affected by decreases in our demand. Our manufacturing capacity may continue to be underutilized in the future, which will negatively impact our operating results. Despite our workforce reductions and restructuring actions in each of the last four years, we have continued to incur operating losses. Our unfavorable operating results in recent years resulted in reduced cash flow from operations. Cash flow provided by operations was $6,085,000 for 2013, and cash flow provided by operations was $38,092,000 for 2012, including $25,000,000 of insurance proceeds. We will continue to have significant liquidity needs. Holders of our outstanding $39,822,000 aggregate principal amount of 8.50% Convertible Senior Notes due 2026 (the “8.50% Convertible Notes”) may require us to purchase all or a portion of their 8.50% Convertible Notes for cash as early as January 15, 2015. Additionally, our outstanding $78,931,000 aggregate principal amount of 8.50% Senior Secured Second Lien Notes due 2017 (the “8.50% Secured Notes”) mature on January 15, 2017. Our outstanding $12,200,000 aggregate principal amount of 10.875% Senior Secured Second Lien Notes due 2017 (the “10.875% Notes”) mature on January 15, 2017.

A further deterioration in our business or disruption in the global credit and financial markets and related adverse economic conditions would impact our ability to generate cash flow from operations and our ability to obtain new financing. We may not be able to obtain new financing on terms acceptable to us, including covenants that we will be able to comply with in the short-term. If cash flow from operations together with cash and cash equivalents are not sufficient to fund operations, capital expenditures and debt obligations, and we are unable to secure alternative sources of financing, our results of operations, financial condition and liquidity would be materially adversely affected.

We will need a significant amount of funds over the next several years to achieve our long-term growth objectives and to meet our debt obligations.

Our business will require significant funds over the next several years. We would likely use these funds for capital expenditures, research and development, debt service and working capital. Our business is capital intensive. Our total capital expenditures were $18,880,000 in 2013, $27,880,000 in 2012 and $13,506,000 in 2011. Our estimate for capital expenditures in 2014 is $20,000,000 to $25,000,000. In addition, our total research and development expenses were $14,621,000, or 6% of net sales, in 2013.

We entered into a revolving credit and security agreement with PNC Bank, National Association (“PNC Bank”) in September 2011. Our credit agreement with PNC Bank and the indentures governing our 8.50% Secured Notes and our 10.875% Notes each contain a number of financial covenants and other customary provisions. Holders of our 8.50% Convertible Notes may require us to purchase all or a portion of their notes for cash as early as January 2015 and our 8.50% Secured Notes and our 10.875% Notes mature in January 2017. We may pursue additional debt or equity financing or other forms of financing to supplement our current capital resources, if needed, in 2014 and beyond. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We may not be able to maintain adequate capital or raise additional capital on reasonable terms or at all, if needed.

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

The terms of our credit agreement with PNC Bank and the indentures governing the 8.50% Secured Notes and the 10.875% Notes may prevent us from capitalizing on business opportunities.

The revolving credit and security agreement with PNC Bank and the indentures governing our 8.50% Secured Notes and our 10.875% Notes impose significant operating and financial restrictions on us. As a result of these covenants and restrictions, we will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The agreements also require us to meet certain financial ratios and financial conditions tests. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

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

Borrowings under our revolving credit and security agreement with PNC Bank and our 8.50% Secured Notes and our 10.875% Notes are secured by substantially all of the personal and real property of Hutchinson Technology Incorporated. In addition, our credit agreement with PNC Bank and the indentures governing our 8.50% Secured Notes and our 10.875% Notes each contain a number of financial covenants and other customary provisions. Deterioration in our business or disruptions in the global credit and financial markets could result in reductions in our access to credit, which could materially adversely affect our results of operations, financial condition and liquidity.

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

Our suspension assemblies are components in computers and a variety of consumer electronics and enterprise storage products. The demand for these products can be volatile. In a weak economy, consumer spending tends to decline and retail demand for computer systems, other consumer electronics and enterprise storage products tends to decrease, as does business demand for computer systems. Demand for suspension assemblies therefore may be adversely impacted as a result of a weaker economy. During the second half of 2012, overall disk drive production capacity recovered from the flooding in Thailand; however, hard disk drive demand weakened in the world market and has remained relatively flat. Previously, demand for suspension assemblies weakened significantly in 2009, which resulted in shipments of our suspension assemblies declining 30% from 2008. In addition, in the past, unexpected slowdowns in demand for computer systems, other consumer electronics and enterprise storage products have caused sharp declines in demand for suspension assemblies, resulting in periods during which the supply of suspension assemblies exceeded demand. If in the future an unexpected slowdown in demand for suspension assemblies occurs or if demand decreases as a result of a weakening economy, our results of operations will be materially adversely affected as a result of lower revenue and gross profits.

Our sales are concentrated in a small customer base.

Although we supply all manufacturers of disk drives and head-gimbal assemblers, sales to our four largest customers constituted 98%, 95% and 97% of net sales for 2013, 2012 and 2011, respectively. The failure by any one of our largest customers to pay its account balance with us could have a material adverse effect on our results of operations.

Over the years, the disk drive industry has experienced numerous consolidations. TDK Corporation controls MPT, a competitive suspension assembly supplier, and our customer SAE Magnetics, Ltd. (which is owned by TDK Corporation), is affiliated with a competitive supplier of suspension assemblies. In December 2011, Seagate Technology, LLC acquired the hard disk drive business of Samsung Electronics Co., Ltd. In March 2012, Western Digital Corporation completed its acquisition of HGST. We believe that consolidation in the disk drive industry has negatively impacted our competitive position and future consolidation could have a similar result.

The following factors could adversely impact our market share:

•	change in supply chain alignment by a customer due to disk drive industry consolidation, strategic sourcing decisions or otherwise;
•	loss of one or more of our disk drive industry customers;
•	development by any one customer of the capability to produce suspension assemblies in high volume for its own products;
•	loss of market share by one of our major customers; and
•	change in the type of suspension assembly or flexures used in suspension assemblies, such as our TSA+ flexure, used by a customer.

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

Our ability to conduct business would be impaired if our workforce were to be unionized or if a significant number of our specialized employees were to leave and we could not replace them with comparable personnel. The locations of our plants and the broad span and technological complexity of our products and processes may limit the number of satisfactory engineering and other candidates for key positions. Our business may be adversely affected if we need to adjust the size of our workforce due to fluctuating demand. We significantly reduced our workforce in 2008, 2009 and 2011 and further restructured our business in each of the past four years. Past or future workforce reductions may impact our ability to recruit and retain employees, and we are uncertain if we will be able to adequately staff our operations if we need to increase our manufacturing capacity in the future.

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

We increase our production capacity and the overhead that supports production based on anticipated market demand. Market demand, however, has not always developed as expected or remained at a consistent level. The underutilization that can result decreases our profitability. For example, in 2010 and 2011 demand for our suspension assemblies also declined, primarily due to market share losses. In 2012, the flooding in Thailand temporarily constrained the overall production capacity of the hard disk drive supply chain which resulted in a material decrease in our suspension assembly demand. This resulted in underutilization of our manufacturing capacity. As a result, our profitability also was below our expectations.

A deterioration of our business could result in further underutilization of our manufacturing capacity and we may need to impair certain assets in the future. In 2009, we recorded non-cash impairment charges of $71,809,000 for the impairment of long-lived assets related to manufacturing equipment in our assembly and component operations. This impairment included the closure of our Sioux Falls, South Dakota facility at the end of June 2009. In 2012, we recorded flood-related costs of $20,360,000 for impairment of damaged facility equipment and fixtures, manufacturing equipment and tooling, inventory write-downs, and Thailand operating and site restoration costs.

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

Our past operating results, and our gross profits, have fluctuated from period to period. We expect our future operating results and gross profits will continue to fluctuate from period to period. The following factors may cause these fluctuations:

•	changes in overall demand for our products;
•	changes in our manufacturing process, or problems related to our manufacturing process;
•	changes in our manufacturing yields and related scrap recovery;
•	increased costs when we start producing new products and features, and ramping up high-volume production;
•	changes in our production efficiency;
•	changes in utilization of existing or newly added production capacity;
•	long disruptions in operations at any of our plants or our customers’ plants for any reason;
•	changes in our selling prices;
•	changes in the specific products our customers buy and features they require;
•	changes in our infrastructure costs and expected production and shipping costs, and how we control them;
•	changes in the cost of, or limits on, available materials and labor
•	currency exchange rate fluctuations on the Thai baht; and
•	changes in fuel costs.

A deterioration of our business could result in further underutilization of our manufacturing capacity and we may need to impair certain assets in the future. In 2009, we recorded non-cash impairment charges of $71,809,000 for the impairment of long-lived assets related to manufacturing equipment in our assembly and component operations. If customer demand for suspension assemblies weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected. Furthermore, we may incur restructuring and asset impairment charges that would reduce our earnings.

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

Our assembly operation in Thailand is our first and only offshore manufacturing plant. We may fail to identify significant issues in connection with manufacturing in a foreign location, such as issues related to its infrastructure, workforce, quality or reporting systems, local tax, legal and financial controls or contingencies. Additionally, our operations in Thailand may be subject to various political, economic, foreign currency exchange rates and other risks and uncertainties inherent in operating in foreign jurisdictions. Thailand has experienced political and civil unrest in the past and continued or future political or civil unrest in Thailand could adversely affect our ability to maintain operations in Thailand. From time to time, fluctuations in foreign exchange rates have negatively affected our profitability and there can be no assurance that these fluctuations will not adversely affect our operations and profitability in the future. An inability to manage these risks as part of our investment in this manufacturing location could materially adversely affect our business, financial condition and results of operations.

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

Disk drive manufacturers have been able to steadily increase data density, and we believe that they will continue to do so for the foreseeable future. Increasing data density permits drive manufacturers to reduce the average number of disks in each disk drive, which in turn reduces the number of components they need per drive, including suspension assemblies. The average number of suspension assemblies required per disk drive was fairly stable from calendar 2005 to 2009 at approximately 2.9 and has since then increased to approximately 3.1 to 3.2. If improvements in data density outpace growth in data storage capacity requirements, demand for our suspension assemblies may decline and we may not be able to maintain or expand our suspension assembly business.

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

The price we pay for stainless steel periodically is reset and can fluctuate with changes in the value of the Japanese yen, which will impact our costs. The price we pay for gold and other precious metals has fluctuated in the past. We also have experienced increased expenses due to higher fuel costs related to freight and higher utility rates. During times of increased prices, we typically do not pass this higher price on to our customers. If we could not obtain the materials referred to above in the necessary quantities, with the necessary quality and at reasonable prices, our business, financial condition and results of operations could be materially adversely affected.

Natural disasters in certain regions could adversely affect our supply chain or our customer base, which, in turn, could have a negative impact on our business, our ability to deliver or receive products and demand for our products.

We cannot be certain what impact the occurrence of natural disasters in certain regions, such as earthquakes and tsunamis in Japan or flooding in Thailand, may have on demand for our products or our ability to produce and supply our products to our customers and to what extent our customers could decrease or cancel orders. For example, the recent flooding in Thailand resulted in the suspension of manufacturing at our Thailand assembly facility, and also constrained hard disk drive production in the near-term, which resulted in a material decrease in demand for suspension assemblies in 2012. Any such occurrences could cause sales of suspension assemblies and hard disk drives to be negatively affected by disruptions in the hard disk drive or PC supply chain, which could materially adversely affect our business, financial condition and results of operations.

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

At September 29, 2013, our deferred tax assets included $30,180,000 of unused tax credits, of which $3,064,000 can be carried forward indefinitely and $22,015,000 expire at various dates beginning in 2018, and $5,101,000 of various state tax credits expire at various dates beginning in 2014, including $262,000 that will expire in 2014. In addition, at September 29, 2013, our deferred tax assets included $174,115,000 of net operating loss (“NOL”) carryforwards that will begin to expire in 2021 if not otherwise used by us. As of September 29, 2013, we had an estimated NOL carryforward of $487,582,000 for United States federal tax return purposes. A valuation allowance of $213,948,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the deferred tax assets before they expire. Both our unused tax credits and our estimated NOL carryforwards may be used to offset taxable income, if any, generated by us in future years. Our ability to use these deferred tax assets is subject to an annual limitation imposed by certain change of control provisions under Section 382 of the Internal Revenue Code that may be triggered by an aggregate change in the beneficial ownership of our common stock. If we do not generate sufficient profits or the annual limitation under Section 382 is triggered, some or all of our deferred tax assets may expire or we may not be able to use them to offset taxes due in the applicable period.

We may not be able to adequately protect our intellectual property.

We attempt to protect our intellectual property rights through copyrights, patents, trademarks, trade secrets and other measures. We may not, however, be able to obtain rights to protect our technology. In addition, competitors may be able to develop similar technology independently. Our ability to remain competitive depends in large part on trade secrets relating to our proprietary manufacturing processes. We seek to protect trade secrets and our other proprietary technology in part by requiring each of our employees to enter into non-disclosure, assignment and non-competition agreements. In these agreements, the employee agrees to maintain the confidentiality of all of our proprietary information and, subject to certain exceptions, to assign to us all rights in any proprietary information or technology made or contributed by the employee during his or her employment. In addition, we regularly enter into non-disclosure agreements with third parties, such as consultants, strategic suppliers and customers. These agreements may, however, be breached, and we may not have an adequate remedy for any such breach. In addition, our competitors may otherwise learn or independently develop our trade secrets.

We believe that the patents we hold and may obtain are valuable, but that they will not independently determine our success. Moreover, we may not receive patents for our pending patent applications, and our issued patents may not be broad enough to protect our technology adequately. Our future technology may not be protected, and any patent issued to us may be challenged, invalidated, circumvented or infringed. In addition, we have only limited patent rights outside the United States, and the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

In the past, we have entered into licensing and cross-licensing agreements relating to certain of our patents and patent applications allowing some of our competitors to produce products similar to ours in return for royalty payments and/or cross-license rights. The agreements also include cross-licenses to certain existing and future suspension assembly technology.

We and certain users of our disk drive industry products have received, and may receive, communications from third parties asserting patents against us or our customers that may relate to certain of our manufacturing equipment or to our products or to products that include our products as a component. Some of our competitors have experience with, and have developed patent portfolios relating to, technology associated with our TSA+ product. In addition, we and certain of our have been sued on patents having claims closely related to products we sell. If any third party makes a valid infringement claim against us and we are unable to obtain a license on terms acceptable to us, our business, financial condition and results of operations could be adversely affected. As the number of patents issued in connection with our disk drive industry business continues to increase, the volume of intellectual property claims made against us could increase. We may need to engage in litigation to:

•	enforce patents issued or licensed to us;
•	protect trade secrets or know-how owned by us; or
•	determine the enforceability, scope and validity of the intellectual property rights of others.

In the past, we have litigated claims against a competitive supplier alleging infringement of our patents. We could incur substantial costs in other such litigation or other similar legal actions, which could have a material adverse effect on our business, financial condition and results of operations.

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

We own four buildings on a site of approximately 163 acres in Hutchinson, Minnesota. The buildings have an aggregate of approximately 790,000 square feet of floor area, 20,000 of which are leased to a third party. This site serves as our corporate headquarters, our center for research and development, and for manufacturing of suspension assemblies and precision components for several industries outside of the disk drive industry. We are consolidating our Development Center into our headquarters building, taking advantage of the space made available by moving component manufacturing from Hutchinson to Eau Claire in 2011, and the Development Center is currently offered for sale or lease. We also lease a 20,000 square foot warehouse and a 7,200 square foot fabrication shop near the Hutchinson site.

We own a manufacturing plant in Eau Claire, Wisconsin, which is approximately 859,000 square feet. This site includes component and assembly manufacturing operations and office space. We plan to vacate our assembly operations building in Eau Claire, Wisconsin, that occupies approximately 116,000 square feet, by moving the equipment to other available space and as we shift more assembly production to our Thailand operation. The portion of our Eau Claire facility currently used for assembly operations is currently offered for sale or lease.

We lease a building of approximately 100,000 square feet located in Plymouth, Minnesota for our stamping operations and office space. We do not intend to renew this lease when it expires at the end of calendar 2014. In 2014, we plan to begin moving our stamping operation to our headquarters building in Hutchinson, Minnesota.

We own a manufacturing plant in Ayutthaya, Thailand that is used for assembly manufacturing operations and office space. The plant is approximately 123,000 square feet. Early in 2012, severe flooding in Thailand required us to suspend assembly operations at our Thailand facility. By the end of 2012, we resumed production at that facility.

Through our wholly-owned subsidiaries, we also lease offices for customer service and support in the People’s Republic of China.

We believe that our existing facilities will be more than adequate to meet our anticipated requirements for 2014.

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

Market Information

Our common stock, $.01 par value, trades on the NASDAQ Global Select Market under the symbol HTCH. For price information regarding our common stock, see Note 11 to the consolidated financial statements contained in Item 15. As of December 6, 2013, our common stock was held by 523 shareholders of record.

Dividends

We have never paid any cash dividends on our common stock. Further, our revolving credit and security agreement with PNC Bank and the indentures governing our 8.50% Secured Notes and our 10.875% Notes each limits or prohibits our ability to pay dividends. We currently intend to retain all earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by our board of directors.

Performance Graph

Set forth below is a graph comparing, for a period of five fiscal years ended September 29, 2013, the yearly cumulative total shareholder return of the S&P 500 Index and the AMEX Disk Drive Index. The comparison of total shareholder returns assumes that $100 was invested on September 28, 2008, in each of our company, the S&P 500 Index and the AMEX Disk Drive Index, and that dividends were reinvested when and as paid.

	2008	2009	2010	2011	2012	2013
Hutchinson Technology Incorporated	$100.00	$60.99	$29.24	$17.30	$15.14	$30.62
AMEX Disk Drive Index (DDX)	$100.00	$197.98	$208.67	$178.72	$209.10	$221.39
S&P 500 INDEX	$100.00	$111.04	$122.13	$120.83	$153.18	$179.88

Stock Repurchase Program

On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. As of September 28, 2008, we had spent $57,632,000 to repurchase 3,600,000 shares at an average price of $16.21 and no repurchases had been made since. The board of directors terminated the plan on October 9, 2013.

Item 6.	Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL DATA
Hutchinson Technology Incorporated and Subsidiaries

	2013	2012	2011	2010	2009

FOR THE YEAR:
Net sales	$249,596	$248,589	$278,090	$347,189	$408,022
Gross profit	16,425	3,521	10,351	32,965	7,534
Percent of net sales	7%	1%	4%	9%	2%
Loss from operations	$(24,745)	$(40,127)	$(51,830)	$(47,986)	$(175,517)
Percent of net sales	(10)%	(16)%	(19)%	(14)%	(43)%
Net loss	$(35,076)	$(48,642)	$(55,565)	$(58,922)	$(168,707)
Percent of net sales	(14)%	(20)%	(20)%	(17)%	(41)%
Capital expenditures	$18,880	$27,880	$13,506	$31,382	$20,609
Research and development expenses	14,621	16,474	14,592	21,429	26,776
Depreciation expenses	37,787	38,779	46,941	50,751	73,508
Cash flow from operating activities	6,085	38,092	(2,538)	13,742	19,300

AT YEAR END:
Receivables	$24,894	$25,318	$52,062	$55,478	$71,893
Inventories	44,285	41,432	55,018	53,568	46,878
Working capital	72,211	87,120	121,314	177,365	181,748
Net property, plant and equipment	186,914	202,468	223,134	258,233	279,336
Total assets	306,675	336,288	401,005	479,712	635,487
Total debt and capital leases	131,093	136,930	154,840	176,471	270,214
Total debt and capital leases as a percentage of total capitalization	49%	45%	43%	40%	46%
Shareholders’ equity	$134,233	$167,830	$206,322	$264,678	$321,710
Return on shareholders’ equity	(23)%	(26)%	(24)%	(20)%	(42)%
Number of employees	2,436	2,060	2,317	2,546	2,448
Shares of stock outstanding	27,581	23,900	23,387	23,371	23,359

PER SHARE INFORMATION:
Net loss — diluted	$(1.35)	$(2.06)	$(2.38)	$(2.52)	$(7.27)
Shareholders’ equity (book value)	4.87	7.02	8.82	11.33	13.77
Price range
High	6.49	2.49	4.30	11.40	11.58
Low	1.36	1.25	2.00	2.74	1.28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In recent years we have reshaped the company with the intent of being the industry’s lowest cost producer of suspension assemblies. While we have continued to realize net operating losses, we have lowered our overall cost structure by significantly improving our operating efficiency, transitioning more assembly production to our lower cost Thailand operation and continued consolidation of our U.S. operations. We expect our business will generate profitability and positive cash flow as our volume grows over the long term.

We anticipated overall disk drive shipments would increase in 2013; however, analysts’ estimates have shown little to no growth from calendar 2012 to 2013. Despite the lack of disk drive market growth, we believe we improved our market share in 2013. Our shipments of suspension assemblies increased from 392 million in 2012 to 404 million in 2013.

As part of our continued focus on reducing our cost structure, we continue to look for cost reduction opportunities. Early in 2013, we identified approximately 55 positions to be eliminated in the U.S. We are also further consolidating our manufacturing operations at our Eau Claire, Wisconsin and Hutchinson, Minnesota sites. We plan to vacate our assembly operations building in Eau Claire, Wisconsin during 2014 by moving equipment to other available space and shifting more assembly production to our Thailand operation. The portion of our Eau Claire facility currently used for assembly operations is currently offered for sale or lease. In Hutchinson, we are consolidating our Development Center into our headquarters building, taking advantage of the space made available by moving component manufacturing from Hutchinson to Eau Claire in 2011, and the Development Center is currently offered for sale or lease. In 2014, we also plan to begin moving our stamping operation from a facility we currently lease in Plymouth, Minnesota to our headquarters building in Hutchinson, Minnesota.

We are continuing to pursue opportunities in applying our process technologies and manufacturing strengths to the production of precision components for applications outside the disk drive industry.  In 2013, $5,911,000, or 2% of our revenues were from these activities compared to $4,394,000, or 2% in 2012.  In the early stages of this effort, the revenues generated have been somewhat unpredictable quarter to quarter. We continue to explore a range of opportunities.

We are continuing to carefully manage our cost structure and cash position to ensure that we will meet our debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve profitability. Early in 2013, we issued $12,200,000 of 10.875% Notes due in 2017 and used the proceeds to repurchase $18,682,000 of our 8.50% Convertible Notes. This reduced our outstanding debt with a first put date in 2015 from $58,504,000 to $39,822,000. Combined with the redemption of the remaining $11,885,875 of our 3.25% Convertible Subordinated Notes due 2026 (the "3.25% Notes"), the total principal amount of our outstanding long-term debt was reduced from $149,321,000 at 2012 to $139,053,000 at 2013. See Liquidity and Capital Resources section below for a full discussion of our cash position and debt.

Despite 2013 being a challenging year, we are pleased with our competitive position at fiscal year end. We are meeting our customers’ advancing requirements through strong alignment with their roadmaps and solid product performance. Our relationship and position with Western Digital continues to be very strong, and our business with Seagate has grown. We have a competitive cost structure that will improve further as we transition more assembly production to Thailand and continue to consolidate our U.S. operations. We believe our execution will improve in 2014 and, as it does, we will realize greater benefits from our restructuring efforts.

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

General Business

The following table sets forth our quarterly suspension assembly shipment quantities in millions for the periods indicated:

	2012 by Quarter				2013 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
Suspension assembly shipment quantities	89	97	100	105	104	99	99	103

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

In 2013, our suspension assembly shipments benefited from our market share positions on both existing and new customer programs even as the worldwide disk drive and suspension assembly demand remained soft. We believe we ended 2013 with market share at approximately 21% which is up from 19% at the end of 2012.

Our average selling price has fluctuated from quarter to quarter but the annual average has remained flat at $0.60 in 2013, 2012 and 2011. However, in 2013, we have seen a product mix shift with an increase in shipments of higher priced DSA suspensions, offset by the mix of lower-priced single-stage suspension assemblies. DSA suspensions, which carry a higher selling price and cost more to manufacture, increased to 16% of our 2013 product mix compared to 2% in 2012. We expect DSA suspensions to account for approximately 25% of our shipments in the first quarter of 2014 and to grow to about half of our shipments by the end of 2014.

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

 Although we experienced some short-term manufacturing issues in the last half of 2013 which resulted in approximately $5,000,000 of additional expenses, gross profit for 2013 was $16,425,000, compared to $3,521,000 for 2012, an increase of $12,904,000. Overall, 2013 gross profit benefited from lower variable costs, resulting primarily from improved efficiency in manufacturing TSA+ suspension assemblies compared to 2012, and from our cost reduction actions. We also realized an improvement of approximately $3,000,000 due to increased shipments of higher-priced development products and increased scrap recoveries. These improvements were partially offset by approximately $7,800,000 and $10,800,000 of incremental costs of manufacturing in our U.S. assembly operations instead of in Thailand, for 2013 and 2012, respectively. We also recorded a $1,747,000 impairment of our biomeasurement inventory late in 2013. We have corrected the manufacturing issues and they had no impact on our ability to meet customers’ requirements, and we expect our operational and financial performance will continue to improve in 2014.

Early in 2012, severe flooding in Thailand required us to suspend our assembly operations at our Thailand manufacturing facility. By the end of 2012, we had resumed production at our Thailand manufacturing facility. In 2013, we ramped production in Thailand to take advantage of our lower costs there and to satisfy our customers’ desires to have more of their suspensions manufactured there. We exited 2013 with approximately half of our fourth quarter total assembly production coming from Thailand. However, our fourth quarter of 2013 assembly yields and manufacturing efficiency fell short of our targets. In addition, our Thailand operation continues to produce a significantly larger percentage of our DSA suspensions. The combination of these put pressure on our yields and efficiencies.

To improve our operating performance, we are providing additional technical and manufacturing support to our Thailand operation. This additional support is helping reinforce and bolster the process know-how and proficiency required to achieve our goals.  In the first quarter of 2014, the yields at our Thailand operation have begun to improve, and we expect that the improvements will continue.  We expect 55% to 60% of our assembly production to come from our Thailand operations in our first quarter of 2014. We remain committed to transitioning more assembly production to Thailand to realize the significant cost advantages that operation provides.

We expect gross profit to improve in 2014 as our shipment volume increases and as we continue to ramp our Thailand assembly operations. Improvement in our gross profits and operating profits will depend, in part, on the successful management of our corporate infrastructure and our suspension assembly production capacity. Our business is capital intensive and requires a high level of fixed costs. Our profits are sensitive to our level of fixed costs, as well as changes in volume, capacity utilization and product mix. In the future, we may need to adjust our overall employment level due to fluctuating demand. Our overall employment level was 2,317 at the end of 2011, 2,060 at the end of 2012, and 2,436 at the end of 2013. The increase in employment from 2012 to 2013 was due to ramping our assembly manufacturing operation in Thailand partially offset by continued consolidation of our U.S. manufacturing operations.

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

Non-compute applications, such as internet-based storage of consumer data, smartphones, digital video recorders (“DVRs”) and gaming devices are driving the broad, global growth of digital content through:

•	creation and sharing of all types of digital content, such as high-resolution photos, high definition video and movies, and music by consumers and data by enterprises;
•	collection and distribution of digital content through services and other company offerings such as YouTube, LLC by Google, Inc.;
•	network infrastructure, including broadband, cable and satellite, which is enabling the access, hosting and distribution of digital content;
•	consumption of digital content through handheld devices such as smartphones, DVRs and gaming consoles; and
•	protection of content through storage backup devices and services.

The demand for disk drives and, therefore, suspension assemblies can be volatile, as experienced since calendar 2009, due to market and world economic conditions. In a weak economy, consumer and business spending tends to decline and demand for computer systems and other consumer electronics and enterprise storage products tends to decrease. Demand for suspension assemblies, therefore, may be adversely impacted as a result of a weaker economy.

In the long-term, however, we expect that the growth in digital content and the expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software as well as the data intensive non-compute market will increase demand for disk drives and, therefore, suspension assemblies. While the overall demand for disk drive storage remains strong, the components making up that demand are changing. Demand for higher capacity cloud storage applications is offsetting declines in drive demand associated with lower spending for desktop and portable computers. Meeting the growing demand for data storage is expected to require more data surfaces and, in turn, more suspension assemblies.  The hard disk drive market segments with the strongest growth rates – personal storage and capacity-optimized enterprise storage for cloud computing – use more suspension assemblies per disk drive.

We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models and the end devices in which disk drives are used.

As in past years, disk drives continue to be the primary storage device of choice for applications requiring shorter access times and higher capacities because of their speed and low cost per unit of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, thereby increasing storage capacity in disk drives or reducing the number of components, including suspension assemblies, required in a disk drive. The continual pursuit of increased data density and lower storage costs is leading to suspension assemblies with flexures that have finer electrical conductors, greater lead counts and increased complexity such as interleaved or stacked traces or DSA suspension designs, and to the adoption of value-added features for suspension assemblies, such as formed and polished headlifts, larger dampers with through-hole features, co-located micro actuation and a variety of limiter configurations.

The development of next-generation read/write technology and the introduction of new types or configurations of read/write head configurations and sizes, and the continuing improvement in data density and the use of disk drives in consumer electronics and enterprise storage applications will require even finer electrical conductors on the suspension assembly. Next-generation disk drives also will likely require additional electrical conductors. These changes may temporarily increase our development spending and reduce our manufacturing yields and efficiencies. We are investing in developing the process capabilities and related capital equipment required to meet new industry specifications in 2014 and beyond.

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

The following table sets forth our consolidated statements of operations as a percentage of net sales for each period presented.

	Percentage of Net Sales
	2013	2012	2011
Net sales	100%	100%	100%
Cost of sales	93	99	96
Gross profit	7	1	4
Research and development expenses	6	7	5
Selling, general and administrative expenses	10	11	15
Severance and other expenses	1	*	3
Debt refinancing costs	–	1	–
Flood-related costs, (net of insurance recoveries)	–	(2)	–
Loss from operations	(10)	(16)	(19)
Gain on extinguishment of debt	2	2	3
Other income, net	*	1	1
Interest expense	(6)	(7)	(5)
Gain (loss) on short- and long-term investments	*	*	*
Loss before income taxes	(14)	(20)	(20)
Provision (benefit) for income taxes	*	*	*
Net loss	(14)%	(20)%	(20)%
__________________________
*	Less than 1%.

2013 Operations to 2012 Operations

Net sales for 2013 were $249,596,000, compared to $248,589,000 for 2012, an increase of $1,007,000. Suspension assembly sales increased $6,140,000, primarily as a result of a 3% increase in suspension assembly unit shipments. Our average selling price remained at $0.60 in both 2013 and 2012. We believe the increase in unit shipments was primarily a result of an increase in our market share. Suspension assembly component sales were $29,000 in 2013 compared to $4,051,000 in 2012, primarily as a result of the flood-related capacity constraints in the disk drive industry creating demand for our suspension assembly components in 2012.

Gross profit for 2013 was $16,425,000, compared to $3,521,000 for 2012, an increase of $12,904,000. Gross profit was 7% of net sales in 2013, compared to 1% in 2012. Although we experienced some short-term manufacturing issues in the last half of 2013 that resulted in approximately $5,000,000 of additional expenses, overall, gross profit benefited from lower variable costs, resulting primarily from improved efficiency in manufacturing TSA+ suspension assemblies compared to 2012, and from our cost reduction actions. We also realized an improvement of approximately $3,000,000 due to increased shipments of higher-priced development products and increased scrap recoveries. These improvements were partially offset by approximately $7,800,000 and $10,800,000 of incremental costs of manufacturing in our U.S. assembly operations instead of in Thailand, for 2013 and 2012, respectively. We also recorded a $1,747,000 impairment of our biomeasurement inventory late in 2013.

Research and development expenses for 2013 were $14,621,000, compared to $16,474,000 for 2012, a decrease of $1,853,000. The decrease was primarily related to lower labor expenses as a result of cost reductions. Research and development expenses were 6% of net sales in 2013 and 7% in 2012.

Selling, general and administrative expenses for 2013 were $23,676,000, compared to $28,398,000 for 2012, a decrease of $4,722,000. The lower selling, general and administrative expenses were primarily due to cost reduction actions.

In 2013, we incurred $1,661,000 of site consolidation expenses, primarily internal labor, contractors and freight, related to the ongoing consolidation of our U.S. operations.

During the first quarter of 2013, we identified approximately 55 positions to be eliminated as part of our continued focus on overall cost reduction. This resulted in $1,212,000 of severance and other expenses for 2013. All severance and benefits amounts owed have been paid in full.

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

Debt refinancing costs for 2012 were $4,127,000. Because the terms of the 8.50% Secured Notes issued March 30, 2012 in exchange for 3.25% Notes were not substantially different, debt modification accounting was applied in accordance with Financial Accounting Standards Board (“FASB”) guidance. The debt refinancing costs associated with the debt transactions were expensed as incurred.

As a result of the flooding in Thailand, during 2012, we recorded $4,640,000 of insurance recoveries, net of flood-related costs, which included $25,000,000 of flood insurance recoveries, partially offset by $20,360,000 of asset impairments, inventory write-downs, and Thailand operating and site restoration costs.

The gain on short- and long-term investments for 2013 was $272,000, compared to a gain of $567,000 for 2012. The gains in 2013 and 2012 were due to payments we received under a settlement agreement. Auction rate securities (“ARS”) previously held by us were subsequently sold by the settlement parties at a price that was higher than the price identified in the settlement agreement.

Other (expense) income for 2013 included a foreign currency loss of $1,372,000, compared to a foreign currency loss of $233,000 for 2012. These were primarily related to purchases and advances denominated in U.S. dollars made by our Thailand operation.

In March 2012, we issued $78,931,000 aggregate principal amount of 8.50% Secured Notes. Of that total amount, $38,931,000 aggregate principal amount of 8.50% Secured Notes were issued pursuant to an effective registration statement relating to an offer to purchase for cash or exchange for new securities any and all of our outstanding 3.25% Notes (the “3.25% Tender/Exchange Offer”). We made cash payments totaling $16,877,700, plus accrued and unpaid interest, for the purchase of $21,097,125 aggregate principal amount of outstanding 3.25% Notes that were tendered and accepted for purchase. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $3,268,000. The consideration paid for outstanding 3.25% Notes tendered for purchase was funded by the proceeds from the 8.50% Secured Notes sold by us in a private placement of these notes.

In April 2012, we completed an offer to purchase for cash $26,666,000 aggregate principal amount of our outstanding 8.50% Convertible Notes. After funding the purchase of outstanding 3.25% Notes pursuant to the 3.25% Tender/Exchange Offer, we applied $19,999,500 of residual proceeds from the private placement of 8.50% Secured Notes to fund the purchase of outstanding 8.50% Convertible Notes. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of  $2,629,000.

In January 2013, we repurchased $18,682,000 aggregate principal amount of our outstanding 8.50% Convertible Notes by making cash payments totaling $11,583,000, plus accrued and unpaid interest, which payments were funded by the proceeds of the sale of our 10.875% Notes. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $4,986,000.

In February 2013, we redeemed the remaining $11,886,000 aggregate principal amount of our 3.25% Notes. None of the 3.25% Notes remain outstanding.

2012 Operations to 2011 Operations

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

Research and development expenses for 2012 were $16,474,000, compared to $14,592,000 for 2011, an increase of $1,882,000. The increase was primarily related to higher labor expenses as a result of increased spending on TSA+ process and capacity improvements and new process technology Research and development expenses were 7% of net sales in 2012 and 5% in 2011.

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

During the second quarter of 2011, we announced a manufacturing consolidation and restructuring plan that included eliminating approximately 800 positions from our U.S. workforce.  The workforce reduction and manufacturing consolidation resulted in a charge for severance and other expenses of $6,745,000, of which $692,000 was related to our biomeasurement area.

Debt refinancing costs for 2012 were $4,127,000. Because the terms of the 8.50% Secured Notes issued March 30, 2012 in exchange for 3.25% Notes were not substantially different, debt modification accounting was applied in accordance with FASB guidance.  The debt refinancing costs associated with the debt transactions were expensed as incurred.

As a result of the flooding in Thailand, during 2012, we recorded $4,640,000 of insurance recoveries, net of flood-related costs, which included $25,000,000 of flood insurance recoveries, partially offset by $20,360,000 of asset impairments, inventory write-downs, and Thailand operating and site restoration costs.

The gain on short- and long-term investments for 2012 was $567,000, compared to a gain of $978,000 for 2011. The gain in 2012 and 2011 was due to payments we received under a settlement agreement. ARS previously held by us were subsequently sold by the settlement parties at a price that was higher than the price identified in the settlement agreement.

In March 2012, we issued $78,931,000 aggregate principal amount of 8.50% Secured Notes. We issued $38,931,000 aggregate principal amount of 8.50% Secured Notes pursuant to an effective registration statement relating to the 3.25% Tender/Exchange Offer. We issued the remaining  $40,000,000 aggregate principal amount of 8.50% Secured Notes in a private placement that included the issuance of warrants to purchase 3,869,000 shares of our common stock. The total purchase price for the 8.50% Secured Notes and warrants issued in the private placement was $39,400,000.

In accordance with the terms of the 3.25% Tender/Exchange Offer, we made cash payments totaling $16,877,700, plus accrued and unpaid interest, for the purchase of $21,097,125 aggregate principal amount of 3.25% Notes.  Applying debt extinguishment accounting to the purchases, we recorded a gain on extinguishment of debt of $3,268,000. We also issued $38,931,000 aggregate principal amount of 8.50% Secured Notes, and made cash payments in lieu of partial notes and for accrued and unpaid interest, in exchange for $43,260,000 aggregate principal amount of 3.25% Notes. Because the terms of the 8.50% Secured Notes and outstanding 3.25% Notes were not substantially different, debt modification accounting was applied in accordance with FASB guidance. As a result, not gain or loss was recorded on the debt exchange.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations, our revolving credit and security agreement with PNC Bank, and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents decreased from $53,653,000 at September 30, 2012, to $39,403,000 at September 29, 2013. Our short-term investments remained at $1,200,000. In total, our cash and cash equivalents and short-term investments decreased by $14,250,000. This decrease was primarily due to $18,880,000 for planned capital expenditures, $11,886,000 used to redeem all our remaining 3.25% Notes, and $11,583,000 used to repurchase outstanding 8.50% Convertible Notes. The decreases were partially offset by $11,590,000 in proceeds from the private placement of 10.875% Notes, $6,085,000 of cash provided by operations, $5,025,000 in proceeds from equipment sale/leaseback transactions, $3,980,000 in borrowings outstanding at year-end under the senior secured credit facility, and the release of $1,698,000 of restricted cash that was temporarily held in our senior secured credit facility collections account.

Although net sales increased slightly in 2013, our net sales have decreased significantly in recent years. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations, our credit facility and additional financing, if needed and as available given contractual restrictions, current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, debt service requirements, and capital expenditures through 2014. We currently have outstanding $39,822,000 aggregate principal amount of our 8.50% Convertible Notes; $78,931,000 aggregate principal amount of our 8.50% Secured Notes and $12,200,000 aggregate principal amount of our 10.875% Notes. Holders of our 8.50% Convertible Notes may require us to purchase all or a portion of their 8.50% Convertible Notes for cash as early as January 15, 2015. Our 8.50% Secured Notes and our 10.875% Notes mature on January 15, 2017. During the fiscal year all $11,886,000 aggregate principal amount of 3.25% Notes were redeemed.

Due to the flooding in Thailand in October 2011, we spent approximately $27,000,000 during 2012 and approximately $7,000,000 during 2013 for incremental costs of manufacturing in our U.S. assembly operations instead of in Thailand, capital expenditures for site restoration and equipment replacement, inventory replenishment, and recovery expenses at our Thailand facility. These costs do not include lost profits. These expenditures were partially offset by the $25,000,000 in insurance proceeds that we received in 2012.

Our Thailand flood insurance policy in effect at the time of the October 2011 Thailand flood had a one-year term and has expired. We have evaluated flood-related insurance available to us, assessing our current flood risk compared to the cost of flood insurance. Our current flood coverage under a Thailand government program is approximately $40,000,000, in addition to our current insurance coverage for flooding for our Thailand facility of approximately $1,000,000.

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

On October 28, 2013, subsequent to the end of our fiscal 2013, we entered into a waiver and fourth amendment to our credit agreement with PNC Bank. The amendment modifies the financial covenants, as previously amended, to eliminate the compliance requirement for our fourth quarter ended September 29, 2013 and change the measurement periods and adjust the financial covenants starting with our fiscal first quarter ending December 29, 2013 by excluding from such measurement periods all fiscal quarters ended on or prior to September 29, 2013. With this waiver and amendment in place, we were in compliance with the terms, provisions and financial covenants of our revolving credit and security agreement as of September 29, 2013.

From time to time, we borrow funds under the senior secured credit facility to maintain certain levels of cash at quarter end. Our largest borrowing in 2013 was $7,000,000 and was repaid early in the following quarter. As of September 29, 2013, we had $3,980,000 in outstanding borrowings. Subsequent to the end of fiscal 2013, the amount was repaid. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement.

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

The 10.875% Notes were issued under an indenture dated as of January 22, 2013, and bear interest at a rate of 10.875% per annum, payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2013. The 10.875% Notes are secured by liens on all assets securing our senior secured credit facilities other than capital stock of subsidiaries of our company) to the extent that inclusion of such capital stock would require the filing of separate financial statements for such subsidiaries with the SEC, which liens rank junior in priority to the liens securing our senior secured credit facilities and other permitted priority liens and on an equal and ratable basis with the liens securing our 8.50% Secured Notes. The 10.875% Notes are scheduled to mature on January 15, 2017 unless redeemed or repurchased in accordance with their terms. We may redeem all or a portion of the 10.875% Notes at any time by paying 100% of the principal amount redeemed, plus a make-whole premium on the principal amount redeemed as of, and accrued and unpaid interest to, the date of redemption.

The indenture governing the 10.875% Notes contains certain covenants that, among other things, limit our and our restricted subsidiaries’ ability to incur additional indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets, including capital stock of restricted subsidiaries, enter into transactions with affiliates, create or incur liens and enter into operating leases. The indenture also limits the amount of our consolidated total assets and free cash flow that can be attributable to subsidiaries that have not guaranteed the 10.875% Notes or, in certain cases, had their stock pledged to secure the 10.875% Notes. The indenture contains customary events of default, the occurrence of which would permit the acceleration of the 10.875% Notes, including failure to pay principal of or interest on the 10.875% Notes, failure to comply with covenants in the indenture or other related documents, default in the payment of principal of, or acceleration of, other material indebtedness for borrowed money of the company, failure of the company or any of its significant subsidiaries to pay or discharge material judgments, and bankruptcy of the company or any of its significant subsidiaries.

To accommodate the January 2013 debt transactions described above, on January 22, 2013, we entered into (i) a first supplemental indenture to the indenture dated as of March 30, 2012, which governs the 8.50% Secured Notes, and (ii) a consent and third amendment to our revolving credit and security agreement.

Capital Leases – In 2013, we entered into leasing agreements to lease manufacturing equipment in Thailand. As of September 29, 2013, we had received $5,025,000 of cash in sale/leaseback transactions and had remaining lease payment obligations of $4,537,000. The present value of the minimum quarterly payments under these capital leases resulted in an initial $4,090,000 of related leased assets.

Capital Expenditures – Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. Cash used for capital expenditures totaled $18,880,000 for 2013, $27,880,000 for 2012 and $13,506,000 for 2011. Capital expenditures for 2013 were primarily for manufacturing equipment for new process technology and capability improvements, new program tooling, and Thailand recovery. Capital expenditures for 2012 were primarily for new program tooling, new process technology and capability improvements, and Thailand recovery. Capital expenditures for 2011 were primarily for manufacturing equipment for new process technology and capability improvements, new program tooling and Thailand assembly-related equipment. We currently anticipate capital expenditures to be $20,000,000 to $25,000,000 in 2014, primarily for manufacturing equipment for new process technology and capability improvements, such as DSA suspension assemblies, and product tooling. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents, our revolving credit and security agreement with PNC Bank or additional financing, if available given current credit market conditions.

Our capital expenditures are planned based on process improvements to be incorporated in our manufacturing operations and the rate at which our customers adopt new generations of higher performance disk drives and next-generation read/write technology and head sizes, which may require new or improved process technologies, such as additive processing to produce flexures for our TSA+ suspensions or DSA suspensions, anticipated customer demand for our suspension assembly products and market demand for disk drives. Capital spending is also based on our ability to finance capital expenditures, as discussed above.

We manage our capital spending to reflect the capacity that we expect will be needed to meet disk drive industry customer forecasts. However, existing work in process with vendors and lengthy lead times sometimes prevent us from adjusting our capital expenditures to match near-term demand. This can result in underutilization of capacity, which could lower gross profit.

Share Repurchase Program – In 2008, our board of directors approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. As of September 28, 2008, we had spent $57,632,000 to repurchase 3,600,000 shares at an average price of $16.21 and no repurchase had been made since. The board of directors terminated the plan on October 9, 2013.

Contractual Obligations

The following table presents our contractual obligations at September 29, 2013 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Total debt	$130,953	$–	$39,822	$91,131	$–
Credit Facility	3,980	3,980	–	–	–
Interest expense	33,926	11,936	17,960	4,030	–
Capital leases	4,090	1,164	2,139	787	–
Operating leases	1,753	1,198	555	–	–
Total	$174,702	$18,278	$60,476	$95,948	$–

As of September 29, 2013, the liability balance for uncertain tax positions was $7,021,000. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

We currently have outstanding $39,822,000 aggregate principal amount of our 8.50% Convertible Notes. Holders of our 8.50% Convertible Notes may require us to purchase all or a portion of their 8.50% Convertible Notes for cash as early as January 15, 2015. The outstanding $78,931,000 aggregate principal amount of our 8.50% Secured Notes matures on January 15, 2017. We also currently have outstanding $12,200,000 aggregate principal amount of our 10.875% Notes that matures on January 15, 2017.

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

We also store inventory in “vendor managed inventory,” or VMI facilities, which are warehouses located close to the customer’s manufacturing facilities. Revenue is recognized on sales from such facilities upon the transfer of title and risk of loss, following the customer’s acknowledgement of the receipt of the goods.

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

Late in December 2012, we decided to further consolidate and streamline our U.S. operations. In connection with this consolidation of our operations, we have initiated the marketing of two of our facilities for sale or lease, including the portion of our Eau Claire, Wisconsin facility used for assembly operations and the Development Center building on our Hutchinson, Minnesota campus. We believe that the decision to consolidate operations was a triggering event that required an impairment analysis to evaluate the recoverability of the carrying value of our long-lived assets. Our impairment analysis in the first quarter of 2013 indicated that no charge for impairment was required.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 29, 2013, and September 30, 2012, we had valuation allowances of $213,948,000 and $203,463,000, respectively. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance was appropriate. Accordingly, we concluded that a full valuation allowance is appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

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

We have no earnings or cash flow exposure due to market risk on our debt obligations that are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At September 29, 2013, we had fixed rate debt of $130,953,000, with a fair market value of $123,488,000. We used trading activity to determine the fair market value of the 3.25% Notes and 8.50% Convertible Notes. The 8.50% Senior Notes had not experienced significant trading activity, therefore the estimate was based on the closing market price of similar debt as of the end of the fiscal year.

As of September 29, 2013 we had $3,980,000 outstanding under our credit facility with PNC Bank. Prior to March 25, 2012, amounts borrowed under the credit facility were subject to cash interest, at our election, at a rate equal to either (i) PNC Bank’s alternate base rate (as defined in the credit agreement) plus 2.0% per annum, or (ii) LIBOR plus 4.5% per annum. After March 25, 2012, such loans, if any, are eligible to bear cash interest at a reduced rate equal to either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement.

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

We are exposed to various market risks and potential loss arising from changes in interest rates and foreign currency exchange rates. Fluctuations could impact our operating results or negatively affect our cash, cash equivalents and marketable securities held in investment accounts.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 29, 2013.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of September 29, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that criteria, our management concluded that our internal control over financial reporting was effective as of September 29, 2013.

Our consolidated financial statements as of and for the year ended September 29, 2013, have been audited by Deloitte & Touche LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Deloitte & Touche LLP has also audited our internal control over financial reporting as of September 29, 2013, as stated in its attestation report included in this Annual Report on Form 10-K.

December 11, 2013

/s/ Richard J. Penn
President and Chief Executive Officer

/s/ David P. Radloff
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hutchinson Technology Incorporated
Hutchinson, Minnesota:

We have audited the internal control over financial reporting of Hutchinson Technology Incorporated and subsidiaries (the “Company”) as of September 29, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 29, 2013 of the Company and our report dated December 11, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
December 11, 2013

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2014 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 29, 2013. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated into this item by reference is the information appearing under the headings “Proposal No. 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Our executive officers are as follows:

Name	Age	Position
Richard J. Penn	57	President, Chief Executive Officer and Director
David P. Radloff	54	Vice President and Chief Financial Officer
Connie L. Pautz	55	Vice President of Human Resources & Corporate Communications
Dale M. Ruzicka	53	Vice President of Operations
R. Scott Schaefer	60	Vice President and Chief Technology Officer

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

We have adopted a Code of Ethics and Conduct, which applies to our members of the board of directors, chief executive officer, chief financial officer, controller and other employees performing similar functions as designated by our chief executive officer. A copy of our Code of Ethics and Conduct is available on our website at http://www.htch.com. We intend to post on our website any amendments to, or waivers from, our Code of Ethics and Conduct pursuant to the rules of the SEC and the NASDAQ Stock Market.

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

1.
Consolidated Financial Statements:

Consolidated Statements of Operations for the fiscal years ended September 29, 2013, September 30, 2012 and September 25, 2011

Consolidated Statements of Comprehensive Loss for the fiscal years ended September 29, 2013, September 30, 2012 and September 25, 2011

Consolidated Balance Sheets as of September 29, 2013 and September 30, 2012

Consolidated Statements of Cash Flows for the fiscal years ended September 29, 2013, September 30, 2012 and September 25, 2011

Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 29, 2013, September 30, 2012 and September 25, 2011

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.
Financial Statement Schedule:

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

4.4	Form of 3.25% Convertible Subordinated Note due 2026 (included as part of Exhibit 4.3).
4.5
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

4.6	Form of 8.50% Convertible Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed 2/11/2011).
4.7
Intercreditor Agreement, dated March 30, 2012, by and between PNC Bank, National Association, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 4/2/2012); First Amendment to Intercreditor Agreement, dated January 22, 2013 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed 1/28/2013).

4.8
8.50% Senior Secured Second Lien Note Indenture, dated March 30, 2012, with Wells Fargo Bank, National Association, as Trustee (including form of 8.50% Senior Secured Second Lien Note due 2017) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 4/2/2012); First Supplemental Indenture, dated January 22, 2013 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K file 1/28/2013).

4.9	Form of Warrant (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed 4/2/2012)
4.10
10.875% Senior Secured Second Lien Notes Indenture, dated January 22, 2013, with Wells Fargo Bank, National Association (including form of 10.875% Senior Secured Second Lien Note due 2017) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 1/28/2013).

4.11	Intercreditor Agreement, dated January 22, 2013, between Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed 1/28/2013).
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

10.3
Amended and Restated 1996 Incentive Plan (as amended and restated October 10, 2008) (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008; File No. 0-14709).

10.4
Form of Non-Statutory Stock Option Agreement (Employee) under Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008; File No. 0-14709).

10.5
Form of Incentive Stock Option Agreement (Employee) under Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008; File No. 0-14709).

10.6
Form of Non-Statutory Stock Option Agreement (Director) under Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008; File No. 0-14709).

10.7
Form of Restricted Stock Agreement (Director) under Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed 12/7/2004; File No. 0-14709).

10.8	Non-Employee Directors Equity Plan (as amended and restated January 25, 2012) (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended 9/30/2012).
10.9	Form of Severance and Change in Control Agreement for Senior Executives (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Current Report on Form 8-K/A filed 10/14/2010).
10.10	Severance Pay Plan (as amended and restated March 8, 2011) (incorporated by reference to Exhibit 10.1 to Amendment No. 1 on Form 10-Q/A for the quarter ended 3/27/2011).
10.11	Employee Stock Purchase Plan (as amended and restated January 20, 2011) (incorporated by reference to Appendix B to Definitive Proxy Statement on Schedule 14A filed 12/10/2010).
10.12	2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended 12/26/2010).
10.13	Form of Director Stock Option Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended 12/26/2010).

10.14
Form of Employee Non-Statutory Stock Option Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended 9/25/2011).

10.15	Form of Employee Incentive Stock Option Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended 9/25/2011).
10.16	Form of Employee Restricted Stock Unit Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended 9/25/2011).
10.18
Form of Senior Management Restricted Stock Unit Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended 9/25/2011).

10.19	Description of Fiscal Year 2014 Executive Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 10/15/2013).
10.20
Revolving Credit and Security Agreement, dated September 16, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 9/16/2011); Consent and Amendment No. 1 to Revolving Credit and Security Agreement, between PNC Bank, National Association, as agent and lender, dated February 6, 2012 (incorporated by reference to Exhibit 4.14 to Amendment No. 1 to Registration Statement on Form S-1, filed 2/24/2012; File No. 333-179384); Amendment to Consent and Amendment No. 1 to Revolving Credit and Security Agreement, dated March 28, 2012, with PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed 4/2/2012); and Amendment No. 2 to Revolving Credit and Security Agreement, dated July 23, 2012, with PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 7/26/2012); Consent and Amendment No. 3 to Revolving Credit and Security Agreement, dated January 22, 2013 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed 1/28/2013); Waiver and Amendment No. 4 to Revolving Credit and Security Agreement, dated as of October 28, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 10/31/2013).

10.21	Securities Purchase Agreement, dated March 28, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 4/2/2012).
10.22	Securities Purchase Agreement, dated January 22, 2013, with Goldman Sachs Liberty Harbor Capital, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 1/28/2013).
10.23	Securities Purchase Agreement, dated January 22, 2013, with Silver Lake Credit Fund, L.P. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed 1/28/2013).
10.24	Securities Purchase Agreement, dated January 22, 2013, with Diamondback Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed 1/28/2013).
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101
The following financial statements and footnotes from the HTI Annual Report on Form 10-K for the fiscal year ended September 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 11, 2013.

HUTCHINSON TECHNOLOGY INCORPORATED

By	/s/ Richard J. Penn
Richard J. Penn, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 11, 2013.

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
_____________________
*
Richard J. Penn, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ Richard J. Penn
Richard J. Penn, Attorney-in-Fact

CONSOLIDATED STATEMENTS OF OPERATIONS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 29, 2013	September 30, 2012	September 25, 2011
	(In thousands, except per share data)
Net sales	$249,596	$248,589	$278,090
Cost of sales	233,171	245,068	267,739
Gross profit	16,425	3,521	10,351
Research and development expenses	14,621	16,474	14,592
Selling, general and administrative expenses	23,676	28,398	40,844
Severance and site consolidation expenses (Note 1)	2,873	(711)	6,745
Debt refinancing costs (Note 2)	–	4,127	–
Insurance recoveries, net of flood related costs (Note 1)	–	(4,640)	–
Loss from operations	(24,745)	(40,127)	(51,830)
Other (expense) income, net	(550)	1,646	1,868
Gain on extinguishment of long-term debt (Note 2)	4,986	5,897	8,382
Interest income	98	131	188
Interest expense, including non-cash accretion of $3,335, $5,467 and $7,576	(15,121)	(16,551)	(15,065)
Gain on short- and long-term investments	272	567	978
Loss before income taxes	(35,060)	(48,437)	(55,479)
Provision for income taxes	16	205	86
Net loss	$(35,076)	$(48,642)	$(55,565)
Basic loss per share	$(1.35)	$(2.06)	$(2.38)
Diluted loss per share	$(1.35)	$(2.06)	$(2.38)
Weighted-average common shares outstanding	25,981	23,565	23,377
Weighted-average diluted shares outstanding	25,981	23,565	23,377

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 29, 2013	September 30, 2012	September 25, 2011

Net loss	$(35,076)	$(48,642)	$(55,565)
Other comprehensive loss:
Loss on available-for-sale securities, net of income taxes of $0	–	–	(209)
Foreign currency translation, net of income taxes of $0	(19)	(319)	(477)
Other comprehensive loss	(19)	(319)	(686)
Comprehensive loss	$(35,095)	$(48,961)	$(56,251)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Hutchinson Technology Incorporated and Subsidiaries

	September 29, 2013	September 30, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$39,403	$53,653
Short-term investments restricted (Note 1)	1,200	1,200
Trade receivables, net	21,680	21,438
Other receivables	3,214	3,880
Inventories	44,285	41,432
Other current assets	6,383	7,203
Total current assets	116,165	128,806

Property, plant and equipment:
Land, buildings and improvements	220,910	221,365
Equipment	660,980	672,108
Property under capital lease	5,509	687
Construction in progress	13,773	14,139
Less: Accumulated depreciation	(714,258)	(705,831)
Net property, plant and equipment	186,914	202,468
Other assets	3,596	5,014
Total assets	$306,675	$336,288
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of short- and long-term debt, net of discount (Note 2)	$3,980	$11,698
Current portion of capital lease obligation	1,122	–
Accounts payable	23,535	13,982
Accrued expenses	6,066	6,350
Accrued compensation	9,251	9,656
Total current liabilities	43,954	41,686

Long-term debt, net of discount (Note 2)	123,023	125,232
Capital lease obligation	2,968	–
Other long-term liabilities	2,497	1,540
Commitments and contingencies (Notes 2, 5 and 6)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 27,581,000 and 23,900,000 issued and outstanding	276	239
Additional paid-in capital	431,909	430,448
Accumulated other comprehensive loss	(148)	(129)
Accumulated loss	(297,804)	(262,728)
Total shareholders’ equity	134,233	167,830
Total liabilities and shareholders’ equity	$306,675	$336,288

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 29, 2013	September 30, 2012	September 25, 2011
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(35,076)	$(48,642)	$(55,565)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	38,891	41,459	48,086
Stock-based compensation	1,140	1,979	1,870
Gain on short- and long-term investments	(272)	(567)	(978)
Loss on disposal of assets	98	418	1,182
Asset impairment charge (Note 1)	–	8,537	–
Non-cash interest expense	3,335	5,467	7,576
Gain on extinguishment of debt (Note 2)	(4,986)	(5,897)	(8,382)
Severance and site consolidation expenses (Note 1)	–	(1,741)	1,741
Changes in operating assets and liabilities (Note 7)	2,955	37,079	1,932
Cash provided by (used for) operating activities	6,085	38,092	(2,538)

INVESTING ACTIVITIES:
Capital expenditures	(18,880)	(27,880)	(13,506)
Proceeds from sale/leaseback of equipment	5,025	–	–
Change in restricted cash	1,698	(2,799)	(2,620)
Purchases of marketable securities	(1,200)	(2,813)	(12,412)
Sales/maturities of marketable securities	1,472	3,789	60,440
Cash (used for) provided by investing activities	(11,885)	(29,703)	31,902

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	358	–	2
Repayments of capital lease	(783)	–	–
Repayments of revolving credit facility	(237,525)	(311,771)	(4,932)
Proceeds from revolving credit facility and loan	241,505	301,362	15,341
Repayments of debt (Note 2)	(23,470)	(37,154)	(34,370)
Proceeds from private placement of debt (Note 2)	11,590	39,400	–
Debt refinancing costs (Note 2)	(359)	(4,127)	(3,490)
Cash used for financing activities	(8,684)	(12,290)	(27,449)
Effect of exchange rate changes on cash	234	–	–
Net (decrease) increase in cash and cash equivalents	(14,250)	(3,901)	1,915
Cash and cash equivalents at beginning of year	53,653	57,554	55,639
Cash and cash equivalents at end of year	$39,403	$53,653	$57,554

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Hutchinson Technology Incorporated and Subsidiaries

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(In thousands)
Balance, September 26, 2010	23,371	$234	$422,089	$876	$(158,521)	$264,678
Exercise of stock options	1	–	2	–	–	2
Issuance of common stock	15	–	44	–	–	44
Stock-based compensation (Note 5)	–	–	1,826	–	–	1,826
Equity component of debt repurchase	–	–	(3,977)	–	–	(3,977)
Components of comprehensive income:
Unrealized loss on securities available for sale, net of income taxes of $0	–	–	–	(209)		(209)
Foreign currency translation, net of income taxes of $0	–	–	–	(477)		(477)
Net loss	–	–	–	–	(55,565)	(55,565)

Balance, September 25, 2011	23,387	$234	$419,984	$190	$(214,086)	$206,322
Exercise of warrants	447	–	–	–	–	–
Issuance of common stock	66	5	119	–	–	124
Stock-based compensation (Note 5)	–	–	1,856	–	–	1,856
Equity component of debt repurchase	–	–	8,489	–	–	8,489
Components of comprehensive loss:
Foreign currency translation, net of income taxes of $0	–	–	–	(319)		(319)
Net loss	–	–	–	–	(48,642)	(48,642)

Balance, September 30, 2012	23,900	$239	$430,448	$(129)	$(262,728)	$167,830
Exercise of stock options	107	1	321	–	–	322
Exercise of warrants	3,409	–	–	–	–	–
Issuance of common stock	165	36	26	–	–	62
Stock-based compensation (Note 5)	–	–	1,114	–	–	1,114
Equity component of debt repurchase	–	–	–	–	–	–
Components of comprehensive loss:
Foreign currency translation, net of income taxes of $0	–	–	–	(19)		(19)
Net loss	–	–	–	–	(35,076)	(35,076)

Balance, September 29, 2013	27,581	$276	$431,909	$(148)	$(297,804)	$134,233

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

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. We adopted this guidance beginning with our first quarter of 2012. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

Fiscal Year

Our fiscal year is a fifty-two/fifty-three week period ending on the last Sunday in September. The fiscal years ended September 29, 2013, and September 25, 2011, were both fifty-two week periods and the fiscal year ended September 30, 2012, was a fifty-three week period.

Revenue Recognition

We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.

For all sales, we use a binding purchase order as evidence of an arrangement. Delivery generally occurs when the product is delivered to a common carrier. Certain of our products are delivered on an FOB destination basis. We defer our revenue associated with these transactions until the product has been delivered and accepted at the customer’s premises.

We also store inventory in “vendor managed inventory,” or VMI, facilities, which are warehouses located close to the customer’s manufacturing facilities. Revenue is recognized on sales from such facilities upon the transfer of title and risk of loss, following the customer’s acknowledgement of the receipt of the goods.

We also enter into arrangements with customers that provide us with reimbursement for engineering services and specific program capacity to partially offset the costs of our investment. We recognize the associated revenue over the estimated life of the program to which the services and capacity relate. The deferred revenue related to these reimbursements, as recorded on our consolidated balance sheets as of September 29, 2013, and September 30, 2012, was $513,000 and $223,000, respectively, included in “Accrued expenses” and $524,000 and $264,000, respectively, included in “Other long-term liabilities.”

Cash and Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of three months or less.

As of September 29, 2013, and September 30, 2012, we had $3,721,000 and $5,419,000, respectively, of cash and cash equivalents that were restricted in use, which are classified in other current assets. As of September 29, 2013, and September 30, 2012, this amount covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account. The revolving credit and security agreement between us and PNC Bank requires that we maintain a $15,000,000 compensating balance to draw proceeds on the corresponding credit facility. The $15,000,000 balance is to be maintained under the credit agreement to assure future credit availability.

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

A summary of our investments as of September 29, 2013, and September 30, 2012, is as follows:

	September 29, 2013
		Gross Realized		Gross Unrealized
	Cost Basis	Gains	Losses	Gains	Losses	Recorded Basis
Available-for-sale securities
Short-term investments restricted
U.S. government debt securities	$1,200	$–	$–	$–	$–	$1,200

	September 30, 2012
		Gross Realized		Gross Unrealized
	Cost Basis	Gains	Losses	Gains	Losses	Recorded Basis
Available-for-sale securities
Short-term investments restricted
U.S. government debt securities	$1,200	$–	$–	$–	$–	$1,200

As of September 29, 2013, and September 30, 2012, our short-term investments mature within one year.

As of September 29, 2013, and September 30, 2012, we had $1,200,000 and $1,200,000, respectively, of short-term investments that were restricted in use. The amounts are required by the State of Minnesota to be held as security for our self-insured workers compensation programs.

Trade Receivables

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $21,680,000 at September 29, 2013, and $21,438,000 at September 30, 2012, are net of allowances for sales returns of $656,000 and $44,000, respectively. We generally warrant that the products sold by us will be free from defects in materials and workmanship for a period of one year or less following delivery to our customer. Upon determination that the products sold are defective, we typically accept the return of such products and refund the purchase price to our customer. We record a provision against revenue for estimated returns on sales of our products in the same period that the related revenues are recognized. We base the allowance on historical product returns, as well as existing product return authorizations. The following table reconciles the changes in our allowance for sales returns under warranties:

Fiscal Year	Beginning Balance	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	Ending Balance
2013	$44	$2,094	$(1,482)	$656
2012	$162	$142	$(260)	$44

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at September 29, 2013, and September 30, 2012:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

	2013	2012
Raw materials	$18,608	$14,647
Work in process	9,306	11,069
Finished goods	16,371	15,716
	$44,285	$41,432

Property and Depreciation

Property, plant and equipment are stated at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are generally used for income tax reporting purposes.

Costs of renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Maintenance and repairs are charged directly to expense as incurred.

Property under capital lease is comprised of equipment used in our operations. The related depreciation for capital leases is included in depreciation expense. The carrying value of property under capital lease was $5,509,000 at September 29, 2013, net of accumulated depreciation of $1,202,000.

Estimated useful lives for financial reporting purposes are as follows:

Buildings	25	to	35	years
Leasehold improvements	5	to	10	years
Equipment	1	to	15	years
Capital leases	1	to	15	years

Other Comprehensive Loss

The components of accumulated OCI, net of income taxes, were as follows:

	September 29, 2013	September 30, 2012
Foreign currency translation	$(148)	$(129)

Our Thailand operation uses their local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated OCI. Foreign currency translation, net of income taxes of $0, was a $19,000 loss in 2013, a $319,000 loss in 2012 and a $477,000 loss in 2011.

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other (expense) income, net” in the consolidated statements of operations. We recognized a foreign currency loss of $1,372,000 in 2013, a loss of $233,000 in 2012 and a gain of $381,000 in 2011 primarily related to purchases denominated in U.S. dollars made by our Thailand operation.

Engineering and Process Development

Our engineers and technicians are responsible for the implementation of new technologies, as well as process and product development and improvements. Expenditures related to these activities totaled $39,657,000 in 2013, $39,764,000 in 2012 and $40,750,000 in 2011. Of these amounts, $14,621,000 in 2013, $16,474,000 in 2012 and $14,592,000 in 2011 were classified as research and development expenses, with the remainder relating to quality, engineering and manufacturing support, classified as cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Severance and Site Consolidation Expenses

A summary of our severance and site consolidation expenses as of September 29, 2013, is as follows:

	Severance and Benefits	Site Consolidation Expenses	Total
Accrual balances, September 26, 2010	$1,150	$–	$1,150
Restructuring charges	5,947	798	6,745
Cash payments	(5,356)	(798)	(6,154)
Accrual balances, September 25, 2011	1,741	–	1,741
Restructuring (reversals) charges	(895)	184	(711)
Cash payments	(846)	(184)	(1,030)
Accrual balances, September 30, 2012	–	–	–
Restructuring charges	1,212	1,661	2,873
Cash payments	(1,212)	(1,661)	(2,873)
Accrual balances, September 29, 2013	$–	$–	$–

During the second quarter of 2011, we recorded $6,745,000 of severance and other expenses related to the 2011 manufacturing consolidation and restructuring plan that included eliminating approximately 800 positions from our U.S. workforce. The workforce reduction resulted in a charge for severance expenses of $5,947,000, of which $692,000 was related to our biomeasurement business. At the end of 2011, $1,741,000 remained to be paid. As a result of leveraging our U.S. assembly operations to offset the temporary loss of manufacturing capacity in Thailand, we retained approximately 120 employees in our Hutchinson, Minnesota manufacturing facility that we previously expected to terminate and whose anticipated severance and benefits were included in our 2011 severance and benefits expenses. This resulted in a reduction of $895,000 in our severance and benefits expenses during the first quarter of 2012. The remaining severance and benefits payments were completed in our second quarter of 2012.

As part of our consolidation and restructuring actions, a total of $982,000 of other expenses were recorded in 2011 and 2012, primarily internal labor, contractors and freight, related to consolidation of the Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin.

During the first quarter of 2013, we eliminated approximately 55 positions as part of our continued focus on overall cost reduction. This resulted in $1,018,000 of severance and benefits expenses during the first quarter of 2013 and $194,000 in the second quarter of 2013. All severance and benefits payments were completed in our second quarter of 2013.

In 2014, we plan to vacate our assembly operations building in Eau Claire, Wisconsin by moving the equipment as we shift more assembly production to our Thailand operation. In Hutchinson, we are consolidating our Development Center into our headquarters building, taking advantage of the space made available by moving component manufacturing from Hutchinson to Eau Claire in 2011. We also plan to begin moving our stamping operation from a facility we currently lease in Plymouth, Minnesota to our headquarters building in Hutchinson, Minnesota. As of September 29, 2013, we had incurred $2,873,000 of severance and site consolidation expenses, primarily internal labor, contractors and freight, related to the consolidation.

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

Late in December 2012, we decided to further consolidate and streamline our U.S. operations. In connection with this consolidation of our operations, we have initiated the marketing of two of our facilities for sale or lease, including the portion of our Eau Claire, Wisconsin facility used for assembly operations and the Development Center building on our Hutchinson, Minnesota campus. In 2014, we plan to vacate our assembly operations building in Eau Claire, Wisconsin by moving the equipment as we shift more assembly production to our Thailand operation. In Hutchinson, we are consolidating our Development Center into our headquarters building, taking advantage of the space made available by moving component manufacturing from Hutchinson to Eau Claire in 2011. We believe that the decision to consolidate operations was a triggering event that required an impairment analysis to evaluate the recoverability of the carrying value of our long-lived assets. Our impairment analysis in the first quarter of 2013 indicated that no charge for impairment was required. Based on our forecast model using probabilities of sale or lease, the expected undiscounted cash flows exceeded the carrying value of our assets. However, if a sale were to occur on one of the properties, there could be impairment charges related to the building assets. As of September 29, 2013, there were no indicators of additional impairment needed. We determined the long-lived assets did not meet the criteria to be classified as assets held for sale.

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

As a result of the flooding in Thailand, during 2012, we recorded insurance recoveries, net of flood-related costs, as follows:

For the Year Ended September 30, 2012
Impairment of building and equipment and write-off of inventory	$11,839
Continuing costs during site shutdown	5,908
Site restoration	2,613
20,360
Insurance recoveries	(25,000)
Insurance recoveries, net of flood-related costs	$(4,640)

The total carrying value of our Thailand building and equipment was approximately $18,700,000 at the time of the flood. Of the total, $8,541,000 was destroyed by the flooding and was impaired and written off. The flood-related inventory write-off was $3,298,000, which included the cost of raw materials, work-in-process and finished goods inventories that were not able to be used or sold due to the flood damage. Repairs, maintenance, employee and other flood-related costs were expensed when incurred. These expenses totaled $8,521,000 for 2012. These amounts are reflected, net of insurance recoveries, in “Insurance recoveries, net of flood related costs”, on our consolidated statements of operations.

After review of the flood mitigation plans of the Thai government and those of the industrial park where our plant is located, we restored our Thailand manufacturing facility. The industrial park has completed construction of a flood wall and we resumed production at that facility and began shipping products for customer qualification during the third quarter of 2012. In total, we spent approximately $27,000,000 during 2012 and $7,000,000 during 2013 for incremental costs of manufacturing in our U.S. assembly operations instead of in Thailand, capital expenditures for site restoration and equipment replacement, recovery expenses, and inventory replenishment. These costs were partially offset by the $25,000,000 in insurance proceeds that we received in 2012. These costs do not include lost profits from lower demand due to constraints in the overall capacity in the disk drive supply chain as a result of the flooding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 29, 2013, and September 30, 2012, we had valuation allowances of $213,948,000 and $203,463,000 respectively. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that a full valuation allowance was appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share identifies the dilutive effect of potential common shares using net income (loss) available to common shareholders and is computed (i) using the treasury stock method for outstanding stock options and the if-converted method for the 8.50% Convertible Notes, and (ii) in accordance with FASB guidance relating to the effect of contingently convertible instruments on diluted earnings per share for the 3.25% Notes outstanding as of September 30, 2012, and September 25, 2011. A reconciliation of these amounts is as follows:

	2013	2012	2011
Net loss	$(35,076)	$(48,642)	$(55,565)

Weighted-average common shares outstanding	25,981	23,565	23,377
Dilutive potential common shares	–	–	–
Weighted-average diluted shares outstanding	25,981	23,565	23,377

Basic loss per share	$(1.35)	$(2.06)	$(2.38)
Diluted loss per share	$(1.35)	$(2.06)	$(2.38)

Diluted loss per share for 2013 excludes potential common shares of 533,000 using the treasury stock method and potential common shares of 5,305,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for 2012 excludes potential common shares and warrants of 2,241,000 using the treasury stock method and potential common shares of 8,466,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for 2011 excludes potential common shares of 0 using the treasury stock method and potential common shares of 6,356,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive.

As discussed in Note 2, we issued warrants to purchase 3,869,000 shares of our common stock in a private placement. As of September 29, 2013, all 3,869,000 warrants had been exercised and there were no warrants outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

2.	Financing Arrangements

Short- and Long-Term Debt

	2013	2012
3.25% Notes	$–	$11,886
3.25% Notes debt discount	–	(188)
8.50% Convertible Notes	39,822	58,504
8.50% Convertible Notes debt discount	(2,535)	(6,165)
8.50% Secured Notes	78,931	78,931
8.50% Secured Notes debt discount	(4,870)	(6,038)
10.875% Notes	12,200	–
10.875% Notes debt discount	(525)	–
Credit Facility	3,980	–
Total short- and long-term debt, net of discounts	127,003	136,930
Less: Current maturities, net of discount	(3,980)	(11,698)
Total long-term debt, net of discounts	$123,023	$125,232

At September 29, 2013, the future maturities of short- and long-term debt consisted of the following:

2014	$3,980
2015	39,822
2016	–
2017	91,131
2018	–
Thereafter	–
$134,933

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

In February 2013, in accordance with the terms of the indenture governing the 3.25% Notes and a notice of redemption thereunder, we redeemed all the remaining $11,886,000 aggregate principal amount of 3.25% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. Interest on the 3.25% Notes called for redemption ceased to accrue as of February 2, 2013. No gain or loss was recorded as a result of this transaction. None of the 3.25% Notes remain outstanding.

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

We have the right to redeem the 8.50% Convertible Notes (i) on or after January 15, 2013 to, but excluding, January 15, 2015, if the closing price of our common stock equals or exceeds 150% of the conversion price, and (ii) at any time on or after January 15, 2015, in either case in whole or in part, for cash equal to 100% of the principal amount of the 8.50% Convertible Notes to be redeemed plus any accrued but unpaid interest to but excluding the redemption date. Holders of the 8.50% Convertible Notes may require us to repurchase all or a portion of their 8.50% Convertible Notes at par on each of January 15, 2015, January 15, 2016 and January 15, 2021, for cash equal to the principal amount of the 8.50% Convertible Notes to be repurchased plus any accrued but unpaid interest to but excluding the repurchase date. If a fundamental change (as defined in the indenture) occurs, each holder of 8.50% Convertible Notes will have the right to require us to repurchase all or any portion of that holder’s 8.50% Convertible Notes for cash equal to the principal amount of the 8.50% Convertible Notes to be repurchased plus any accrued but unpaid interest to but excluding the repurchase date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

In February 2011, we retired $75,294,000 aggregate principal amount of the 3.25% Notes through a tender/exchange. We made cash payments of $30,000,000 for the purchase of $35,294,000 aggregate principal amount of the 3.25% Notes and we issued the $40,000,000 aggregate principal amount of the 8.50% Convertible Notes in exchange for $40,000,000 aggregate principal amount of the 3.25% Notes. We determined that the debt instruments in the tender/exchange had substantially different terms and therefore applied debt extinguishment accounting. The difference between the fair value and the carrying value of the liability component of the 3.25% Notes at the date of extinguishment was recorded as a $5,467,000 gain on extinguishment of debt. The difference between the fair value of the liability component and the fair value of the consideration exchanged was applied as reacquisition of the equity component, which resulted in a $3,371,000 reduction to additional paid-in capital.

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

In April 2012, after funding the purchase of the 3.25% Notes through the 3.25% Tender/Exchange Offer as discussed below, we completed an offer to purchase for cash $26,666,000 aggregate principal amount of our outstanding 8.50% Convertible Notes, whereby we applied $19,999,500 of residual proceeds from a private placement of 8.50% Secured Notes to fund the purchase of outstanding 8.50% Convertible Notes. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $2,629,000 in 2012.

In January 2013, we repurchased $18,682,000 aggregate principal amount of our outstanding 8.50% Convertible Notes by making cash payments totaling $11,583,000, plus accrued and unpaid interest, which payments were funded by the proceeds of the sale of the 10.875% Notes.  Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $4,986,000 for the thirteen weeks ended March 31, 2013. These transactions reduced the portion of our outstanding debt subject to a holder-initiated repurchase as early as January 2015 from $58,504,000 to $39,822,000.

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

Holders of the warrants were entitled to participate pro rata in any dividends or other distributions (whether in cash, securities or other assets) paid, or rights offered, to holders of our common stock on an as-exercised basis. The warrants were also eligible for adjustment as necessary to protect from the dilutive effects of recapitalizations, reclassifications, stock splits and similar transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

3.25% Tender/Exchange Offer

In March 2012, we completed the 3.25% Tender/Exchange Offer and, in accordance with its terms, made cash payments totaling $16,877,700, plus accrued and unpaid interest, for the purchase of $21,097,125 aggregate principal amount of outstanding 3.25% Notes that were tendered and accepted for purchase. A total of $11,886,000 aggregate principal amount of 3.25% Notes, included in “Current maturities of short- and long-term debt, net of discount” on our consolidated balance sheets, remained outstanding after completion of the 3.25% Tender/Exchange Offer. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $3,268,000. The consideration paid for outstanding 3.25% Notes tendered for purchase was funded by the proceeds from the 8.50% Secured Notes sold by us in the private placement.

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

Debt refinancing costs for 2012 were $4,127,000. The debt refinancing costs associated with the debt transactions were expensed as incurred.

10.875% Notes

In January 2013, we issued $12,200,000 aggregate principal amount of 10.875% Notes for a total purchase price of $11,590,000. The 10.875% Notes were issued in a private placement pursuant to an indenture dated as of January 22, 2013, and bear interest at a rate of 10.875% per annum, payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2013. The 10.875% Notes are secured by liens on all assets securing our senior secured credit facilities (other than capital stock of subsidiaries of our company to the extent that inclusion of such capital stock would require the filing of separate financial statements for such subsidiaries with the SEC), which liens rank junior in priority to the liens securing our senior secured credit facilities and other permitted priority liens and on an equal and ratable basis with the liens securing our 8.50% Secured Notes. The 10.875% Notes are scheduled to mature on January 15, 2017 unless redeemed or repurchased in accordance with their terms. We may redeem all or a portion of the 10.875% Notes at any time by paying 100% of the principal amount redeemed, plus a make-whole premium as of, and accrued and unpaid interest to, the date of redemption.

To accommodate the January 2013 debt transactions described above, on January 22, 2013, we entered into (i) a first supplemental indenture to the indenture dated as of March 30, 2012, which governs the 8.50% Secured Notes, and (ii) a consent and third amendment to our revolving credit and security agreement.

Debt refinancing costs of $359,000 were capitalized and are being amortized over four years or until the maturity date. The amortization expense is included in interest expense.

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

As of July 23, 2012, we entered into an additional amendment to our credit agreement with PNC Bank. The amendment modified certain of the financial covenants under the existing agreement, (i) to eliminate the fixed charge coverage ratio requirement for our quarters ended June 24, 2012 and September 30, 2012 and provide for aggregating the applicable measurement periods starting with our quarter ending December 30, 2012 and (ii) to implement an additional EBITDA requirement for fiscal 2012.

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

On October 28, 2013, subsequent to the end of 2013, we entered into a waiver and fourth amendment to our credit agreement with PNC Bank. The amendment modifies the financial covenants, as previously amended, to eliminate the compliance requirement for our fourth quarter ended September 29, 2013, and change the measurement periods and adjust the financial covenants starting with our first quarter ending December 29, 2013, by excluding from such measurement periods all fiscal quarters ended on or prior to September 29, 2013. With this waiver and amendment in place, we were in compliance with the terms, provisions and financial covenants of our revolving credit and security agreement as of September 29, 2013.

From time to time, we borrow funds under the senior secured credit facility to maintain certain levels of cash at quarter end. Our largest borrowing in 2013 was $7,000,000 and was repaid early in the following quarter. As of September 29, 2013, we had $3,980,000 outstanding. Subsequent to the end of the fourth quarter of 2013, the amount was repaid. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement.

3.	Income Taxes

The provision for income taxes consists of the following:

	2013	2012	2011
Current:
Federal	$(195)	$3	$(216)
Foreign	205	195	292
State	6	7	10
Deferred	–	–	–
	$16	$205	$86

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

The deferred provision is composed of the following:

	2013	2012	2011
Asset bases, lives and depreciation methods	$(1,341)	$4,074	$12,162
Reserves and accruals not currently deductible	458	2,344	(296)
Tax credits and NOL carryforwards	(11,081)	(19,702)	(23,117)
Deferred tax liability on 3.25% Notes	(69)	(3,732)	(6,194)
Valuation allowance	12,033	17,016	17,445
	$–	$–	$–

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2013	2012	2011
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
Effect of:
Foreign income taxes, net of federal income tax benefits	0.6	0.4	0.5
Valuation allowance on deferred tax assets and/or use of tax credits	34.1	35.5	36.7
Other permanent differences	0.3	(0.5)	(2.1)
	0.0%	0.4%	0.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The following table shows the significant components of our deferred tax assets:

	2013	2012
Current deferred tax assets:
Receivable allowance	$232	$15
Inventories	3,510	4,643
Accruals and other reserves	2,209	1,933
Tax credits expiring within 1 year	262	–
Valuation allowance	(6,213)	(6,591)
Total current deferred tax assets	–	–
Long-term deferred tax assets:
Property, plant and equipment	(5,354)	(6,694)
Stock based compensation	4,307	5,643
Long-term capital loss	893	990
Deferred income	256	95
Tax credits	29,918	31,347
NOL carryforwards	174,115	163,415
3.25% Notes	–	(69)
Other debt-related	3,600	2,145
Valuation allowance	(207,735)	(196,872)
Total long-term deferred tax assets	–	–
Total deferred tax assets	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 29, 2013, our deferred tax assets included $30,180,000 of unused tax credits. Of the total, $3,064,000 can be carried forward indefinitely, $22,015,000 of US federal tax credits expire at various dates beginning in 2018, and $5,101,000 of various state tax credits expire at various dates beginning in 2014, including $262,000 that will expire in 2014.

In addition, at September 29, 2013, our deferred tax assets included $174,115,000 of NOL carryforwards that will begin to expire in 2021 if not otherwise used by us. As of September 29, 2013, we had an estimated NOL carryforward of $487,582,000 for United States federal tax return purposes.

A valuation allowance of $213,948,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the deferred tax assets before they expire.

Gross unrecognized tax benefits as of September 29, 2013, and September 30, 2012, were $7,021,000 and $7,483,000, respectively. For 2013, $6,596,000 of our gross unrecognized tax benefits would decrease our effective tax rate if realized.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

2013
Gross unrecognized tax benefits at September 30, 2012	$7,483
Gross increases in tax positions for prior year	230
Gross decreases in tax positions for prior year	(816)
Gross increases in tax positions for current year	124
Fiscal 2013 settlements	–
Lapse in statute of limitations	–
Gross unrecognized tax benefits at September 29, 2013	$7,021

Our policy is to record interest expense and penalties within the provision for income taxes on the consolidated statements of operations. No interest expense or penalties have been included in the gross amount of unrecognized tax benefits due to existing tax credits and NOL carryforwards.

The major jurisdictions in which we file income tax returns are United States federal, various U.S. states and Thailand. In the United States federal jurisdiction we are no longer subject to examination for fiscal years prior to 2010. For state jurisdictions we are no longer subject to examination for fiscal years prior to 2009. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. In Thailand we operate under various tax holidays that currently are scheduled to fully expire as early as 2024. For 2013 and prior fiscal years, these holidays had no impact on our tax provision or our net loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The timing of the resolution of uncertain tax positions is dependent on numerous factors and therefore is highly uncertain; however, we believe it is reasonably possible in the next 12 months that the gross unrecognized tax benefits could be reduced between $800,000 and $1,200,000 due to the lapse of statute of limitations, as well as tax attributes expiring unused.

On September 19, 2013, the IRS released final regulations relating to the capitalization of tangible personal property.  We are currently analyzing the impact of these new regulations. We do not believe they will have a material impact on our financial statements.

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

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at September 29, 2013
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$39,403	$–	$–
Available-for-sale securities
U.S. government debt securities	$1,200	$–	$–
Total assets	$40,603	$–	$–

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

	Fair Value Measurements at September 30, 2012
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$53,653	$–	$–
Available-for-sale securities
U.S. government debt securities	$1,200	$–	$–
Total assets	$54,853	$–	$–

Short- and Long-Term Debt

The fair values of our 3.25% Notes at September 30, 2012, our 8.50% Convertible Notes, and our 8.50% Secured Notes were estimated based on the closing market price of the respective Notes as of the end of the year 2013. The fair value of the 3.25% Notes, the 8.50% Convertible Notes, and the 8.50% Secured Notes were classified in Level 1 of the fair value hierarchy. In February 2013, we completed a redemption of all remaining 3.25% Notes.

Our 10.875% Notes had not experienced trading activity, therefore the fair value estimate was based on the closing market prices of similar debt as of the end of the year 2013. The fair value of the 10.875% Notes was classified in Level 2 of the fair value hierarchy.

The fair value of the PNC Bank credit facility’s carrying value is a reasonable estimate of fair value. The fair value measurement for the credit facility was classified in Level 2 of the fair value hierarchy.

The estimated fair values of our short- and long-term debt are as follows:

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
3.25% Notes	$–	$–	$11,698	$11,351
8.50% Convertible Notes	39,822	38,357	52,339	29,369
8.50% Secured Notes	78,931	72,222	72,893	81,299
10.875% Notes	12,200	12,909	–	–
Credit Facility	3,980	3,980	–	–

5.	Employee Benefits

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

We recorded stock-based compensation expense related to our stock options, RSUs and common stock, included in selling, general and administrative expenses, of $1,140,000, $1,979,000 and $1,870,000 for 2013, 2012 and 2011, respectively. As of September 29, 2013, $1,368,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of approximately 13 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during 2013, 2012 and 2011 was $1.27, $1.27 and $2.24, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	2013	2012	2011
Risk-free interest rate	1.3%	1.7%	2.3%
Expected volatility	80%	80%	80%
Expected life (in years)	8.0	8.0	7.2
Dividend yield	–	–	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during 2013 are summarized in the following table:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)
Outstanding at September 30, 2012	3,556,798	14.07	5.6
Granted	407,221	1.68
Exercised	(107,226)	3.01
Expired/Canceled	(687,869)	17.29
Outstanding at September 29, 2013	3,168,924	12.15	5.5

Options exercisable at September 29, 2013	2,349,239	15.65	4.5

The aggregate intrinsic value at year-end of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding for 2013, 2012 and 2011 was $1,573,000, $39,000 and $0, respectively. The aggregate intrinsic value at year-end of our stock options exercisable for 2013 was $421,000 and for 2012 and 2011 was $0.

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)	Weighted-Average Remaining Contractual Life (yrs.)
Unvested at September 30, 2012	1,228,229	2.93	8.1
Granted	407,221	1.27
Vested	(559,562)	3.39
Canceled	(256,203)	3.62
Unvested at September 29, 2013	819,685	1.59	8.3

The following table summarizes information about stock options outstanding at September 29, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number Outstanding	Weighted- Average Remaining Contractual Life (yrs)	Weighted- Average Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
1.45	–	3.00	608,221	8.9	1.68	63,666	1.68
3.01	–	5.00	873,635	6.4	3.04	598,505	3.03
5.01	–	10.00	559,133	6.2	7.33	559,133	7.33
10.01	–	20.00	20,000	4.4	15.96	20,000	15.96
20.01	–	25.00	294,035	3.2	22.98	294,035	22.98
25.01	–	30.00	488,590	3.3	26.77	488,590	26.77
30.01	–	45.06	325,310	0.7	32.51	325,310	32.51
Total			3,168,924	5.5	12.15	2,349,239	15.65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

RSU transactions for 2013 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Unvested at September 30, 2012	555,050	1.80
Granted	660,350	1.46
Vested	(145,836)	1.70
Canceled	(86,506)	1.82
Unvested at September 29, 2013	983,058	1.59

Employee Benefit Plans

We have a defined contribution plan covering our employees in the U.S. Our contributions to the plan were $1,154,000 in 2013, $905,000 in 2012 and $29,000 in 2011. From June 2009 to July 2011, we suspended our employer contributions to our defined contribution plan. We also have a provident fund covering our employees in Thailand. Our contributions to the plan were $79,000 in 2013, $62,000 in 2012 and $49,000 in 2011.

We sponsor a self-insured comprehensive medical and dental plan for qualified employees that is funded by contributions from plan participants and from us. Contributions are made through a Voluntary Employee’s Benefit Association Trust. We recognized expense related to these plans of $7,387,000 in 2013, $10,159,000 in 2012 and $12,841,000 in 2011. We also recognized $78,000 and $177,000 related to a post –employment benefit upon retirement obligation related to our Thailand facility employees under the Thai Labor Protection Act in 2013 and 2012, respectively.

6.	Commitments and Contingencies

Lease Commitments

We are committed under various operating lease agreements. Total lease expense under these operating leases was $2,381,000 in 2013, $3,291,000 in 2012 and $4,077,000 in 2011.

We also have leased manufacturing equipment that has been treated as capital leases for accounting purposes. Assets acquired under capital leases are depreciated over the useful life of the asset.

The future minimum lease payments under our capital and operating leases by fiscal year at September 29, 2013, are as follows:

	Capital Leases	Operating Leases
2014	$1,393	$1,198
2015	1,316	555
2016	1,019	–
2017	799	–
Thereafter	–	–
Total future minimum lease payments	4,527	1,753
Less: Interest	(437)	–
Total future minimum lease payments excluding interest	$4, 090	$1,753

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

7.	Supplementary Cash Flow Information

	2013	2012	2011
Changes in operating assets and liabilities:
Receivables, net	$386	$26,744	$3,416
Inventories	(2,968)	13,586	(1,450)
Other assets	(621)	(548)	(48)
Accounts payable and accrued expenses	5,212	(2,963)	5
Other long-term liabilities	946	260	9
	$2,955	$37,079	$1,932

Cash paid for:
Interest (net of amount capitalized)	$11,031	$10,844	$6,929
Income taxes	46	9	327

Non-cash investing activities:
Capital expenditures in accounts payable	4,264	1,464	1,208

Capitalized interest was $1,278,000 in 2013, $1,630,000 in 2012 and $821,000 in 2011. Interest is capitalized using an overall borrowing rate for assets that are being constructed or otherwise produced for our own use. Interest capitalized during 2013 was primarily for additional manufacturing equipment for new process technology and capability improvements and tooling.

8.	Shareholders’ Equity

Stock Repurchase Program

On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. As of September 28, 2008, we had spent $57,632,000 to repurchase 3,600,000 shares at an average price of $16.21. The board of directors terminated the plan on October 9, 2013.

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

The rights, which do not have voting rights, expire on August 10, 2020 and may be redeemed by us at a price of $0.001 per right, subject to adjustment, at any time prior to their expiration or a person’s or group’s acquisition of beneficial ownership of at least 15% of our common stock. In certain circumstances, at the option of our board of directors, we may exchange the rights for shares of our common stock, delay or temporarily suspend the exercisability of the rights or reduce the stock-ownership threshold of 15% to not less than 10%.

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

10.	Business Segment, Geographic Information and Major Customers

Segment Information

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

Effective October 1, 2012, we realigned our business into a single operating and reportable segment. Our chief operating decision maker now assesses financial performance of our company as a whole. Due primarily to the restructuring actions that occurred during 2012 and the additional cost reductions that we have made since the end of 2012, the operating losses from our biomeasurement business have been significantly reduced. In connection with this realignment, we also have eliminated divisional presidents.

The October 1, 2012, realignment is reflected in the information contained in this report for all periods presented.

Net Sales by Product

The following table represents net sales by product:

	2013	2012	2011
Net sales:
Suspension assemblies	$240,462	$234,322	$270,769
Other products	9,134	12,795	4,969
Total net sales	$249,596	$248,589	$278,090

Geographic Information

Sales to foreign locations were as follows:

	2013	2012	2011
Foreign-based enterprises	$79,691	$148,999	$85,164
Foreign subsidiaries of United States corporations	162,120	89,548	187,256
	$241,811	$238,547	$272,420

The majority of these foreign location sales were to the Pacific Rim region. In addition, we have sales to United States corporations that used our products in their offshore manufacturing sites.

Revenue assigned based on product shipment location and long-lived assets by geographic area were as follows:

	2013	2012	2011
Revenue:
Thailand	$140,949	$76,034	$184,948
Hong Kong	42,505	77,436	34,535
Philippines	36,931	71,332	49,568
Malaysia	21,171	13,513	2,687
United States	7,784	10,042	5,669
Other foreign countries	256	232	683
	$249,596	$248,589	$278,090

Long-lived assets:
United States	$162,231	$184,030	$205,357
Thailand	24,659	18,438	17,777
Other foreign countries	24	–	–
	$186,914	$202,468	$223,134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Major Customers

Sales to customers in excess of 10% of net sales were as follows:

	2013	2012	2011
Western Digital Corporation	52%	26%	56%
SAE Magnetics, Ltd./TDK Corporation	24%	47%	19%
Seagate Technology, LLC	14%	10%	11%
HGST (a Western Digital company)	8%	12%	11%

11.	Summary of Quarterly Information (unaudited)

The following table summarizes unaudited financial data for 2013 and 2012. The price range per share reflects the high and low sales prices as reported on the NASDAQ Global Select Market during each quarter.

	2013 by Quarter								2012 by Quarter
	First		Second		Third		Fourth		First		Second		Third		Fourth
Net sales	$63,699		$60,930		$61,308		$63,659		$58,475		$65,483		$61,005		$63,626
Gross profit (loss)	7,421		7,977		1,399		(372)		2,301		2,648		(1,187)		(241)
Loss from operations	(3,102	)1	(2,056	) 2	(8,926	) 3	(10,661	) 4	(8,109	)5	(4,148	) 6	(15,928	) 7	(11,942	) 8
(Loss) income before income taxes	(6,476)		1,830	9	(15,909)		(14,505)		(12,432)		(7,470)		(13,889	) 10	(14,646)
Net (loss) income	(6,522)		1,867		(15,866)		(14,555)		(12,476)		(7,545)		(13,890)		(14,731)
Net (loss) income per share:
Basic	(0.27)		0.07		(0.59)		(0.53)		(0.53)		(0.32)		(0.59)		(0.62)
Diluted	(0.27)		0.07		(0.59)		(0.53)		(0.53)		(0.32)		(0.59)		(0.62)
Price range per share:
High	2.03		3.08		6.49		5.73		1.98		2.35		2.49		1.80
Low	1.36		2.00		2.69		3.20		1.47		1.32		1.73		1.25

1	During the first quarter of 2013, we recorded $1,000,000 for severance expenses.
2	During the second quarter of 2013, we recorded $300,000 of site consolidation expenses.
3	During the third quarter of 2013, we recorded $600,000 of site consolidation expenses.
4	During the fourth quarter of 2013, we recorded $900,000 of site consolidation expenses.
5
During the first quarter of 2012, we recorded $13,700,000 in flood insurance recoveries, including $9,000,000 of cash proceeds and $4,700, 000 of accrued proceeds, offset by $13,700,000 of flood-related costs in Thailand.

6
During the second quarter of 2012, we recorded $11,300,000 in flood insurance recoveries, offset by $2,400,000 of flood-related restoration and operating costs in Thailand. We also recorded $3,500,000 of debt refinancing costs.

7	During the third quarter of 2012, we recorded $3,600,000 of flood-related restoration and operating costs in Thailand. We also recorded $400,000 of debt refinancing costs.
8	During the fourth quarter of 2012, we recorded $500,000 of flood-related restoration and operating costs in Thailand. We also recorded $201,000 of debt refinancing costs.
9	During the third quarter of 2013, we recorded a $5,000,000 gain on extinguishment of debt related to our 3.25% Notes redemption and 8.50% Convertible Notes exchange.
10	During the third quarter of 2012, we recorded a $5,900,000 gain on extinguishment of debt related to the exchange offer, tender offers and private offering completed in April 2012.

12.	Subsequent Events

On October 28, 2013, we entered into a waiver and fourth amendment to our credit agreement with PNC Bank. The amendment modifies the financial covenants, as previously amended, to eliminate the compliance requirement for our fourth quarter ended September 29, 2013, and change the measurement periods and adjust the financial covenants starting with our first quarter ending December 29, 2013, by excluding from such measurement periods all fiscal quarters ended on or prior to September 29, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hutchinson Technology Incorporated
Hutchinson, Minnesota:

We have audited the accompanying consolidated balance sheets of Hutchinson Technology Incorporated and subsidiaries (the “Company”) as of September 29, 2013 and September 30, 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended September 29, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hutchinson Technology Incorporated and subsidiaries at September 29, 2013 and September 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 29, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
December 11, 2013

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Hutchinson Technology Incorporated and Subsidiaries

	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Other Changes Add (Deduct)		Balance at End of Period
	(In thousands)
2011:
Allowance for doubtful accounts receivable	$119	$(35)	$(61	)1	$23
Reserve for sales returns and allowances	253	705	(796	)2	162
	$372	$670	$(857)		$185
2012:
Allowance for doubtful accounts receivable	$23	$(23)	$–		$–
Reserve for sales returns and allowances	162	142	(260	) 2	44
	$185	$119	$(260)		$44
2013:
Allowance for doubtful accounts receivable	$–	$–	$–		$–
Reserve for sales returns and allowances	44	2,094	(1,482	) 2	656
	$44	$2,094	$(1,482)		$656

__________________________
1 Recovery of uncollectible accounts receivable written off.
2 Returns honored and credit memos issued.