Form 10-Q
period 2013-12-29
HUTCHINSON TECHNOLOGY INC
filed 2014-02-05
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 29, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-34838

Hutchinson Technology Incorporated
(Exact name of registrant as specified in its charter)

Minnesota	41-0901840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West Highland Park Drive N.E. Hutchinson, Minnesota	55350
(Address of principal executive offices)	(Zip Code)

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

As of February 3, 2014, the registrant had 28,042,693 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	December 29, 2013	September 29, 2013
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$38,957	$39,403
Short-term investments restricted (Note 3)	1,200	1,200
Trade receivables, net	23,383	21,680
Other receivables	2,225	3,214
Inventories	40,388	44,285
Other current assets (Note 2)	4,546	6,383
Total current assets	110,699	116,165

Property, plant and equipment, net	173,507	186,914
Other assets	3,326	3,596
Total assets	$287,532	$306,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of short- and long-term debt, net of discount (Note 6)	$2,000	$3,980
Current portion of capital lease obligation	1,693	1,122
Accounts payable	16,597	23,535
Accrued expenses	9,773	6,066
Accrued compensation	8,448	9,251
Total current liabilities	38,511	43,954

Long-term debt, net of discount (Note 6)	123,822	123,023
Capital lease obligation	4,721	2,968
Other long-term liabilities	1,802	2,497
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 28,043,000 and 27,581,000 issued and outstanding	280	276
Additional paid-in capital	432,260	431,909
Accumulated other comprehensive loss	(714)	(148)
Accumulated loss	(313,150)	(297,804)
Total shareholders’ equity	118,676	134,233
Total liabilities and shareholders’ equity	$287,532	$306,675

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended
	December 29, 2013	December 30, 2012

Net sales	$70,312	$63,699
Cost of sales	64,782	56,278
Gross profit	5,530	7,421

Research and development expenses	3,942	3,339
Selling, general and administrative expenses	5,863	6,166
Severance and site consolidation expenses (Note 10)	592	1,018
Asset impairment (Note 9)	4,470	–
Loss from operations	(9,337)	(3,102)

Other (expense) income, net	(3,073)	472
Interest income	25	50
Interest expense	(3,777)	(4,023)
Gain on short- and long-term investments	–	127
Loss before income taxes	(16,162)	(6,476)
(Benefit) provision for income taxes (Note 12)	(816)	46
Net loss	$(15,346)	$(6,522)
Basic loss per share	$(0.55)	$(0.27)
Diluted loss per share	$(0.55)	$(0.27)

Weighted-average common shares outstanding	27,800	23,951
Weighted-average diluted shares outstanding	27,800	23,951

HUTCHINSON TECHNOLOGY INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
(In thousands)

	Thirteen Weeks Ended
	December 29, 2013	December 30, 2012
Net loss	$(15,346)	$(6,522)
Other comprehensive loss, net of tax:
(Loss) gain on foreign currency translation, net of income taxes of $0	(566)	60
Other comprehensive loss	(566)	60
Total comprehensive loss	$(15,912)	$(6,462)

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(In thousands)

	Thirteen Weeks Ended
	December 29, 2013	December 30, 2012
OPERATING ACTIVITIES:
Net loss	$(15,346)	$(6,522)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	10,034	9,596
Stock-based compensation	337	88
Gain on short- and long-term investments	–	(127)
Loss on disposal of assets	(19)	62
Asset impairment charges (Note 9)	4,470	–
Non-cash interest expense	799	1,020
Severance and site consolidation expenses (Note 10)	–	387
Changes in operating assets and liabilities	1,724	(6,068)
Cash provided by (used for) operating activities	1,999	(1,564)

INVESTING ACTIVITIES:
Capital expenditures	(7,413)	(5,063)
Proceeds from sale/leaseback of equipment	4,900	1,685
Change in restricted cash	917	3,400
Purchases of marketable securities	(1,200)	(1,200)
Sales/maturities of marketable securities	1,200	1,327
Cash (used for) -provided by- investing activities	(1,596)	149

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	18	–
Repayments of capital lease	(267)	(47)
Repayments of revolving credit line	(62,958)	(58,648)
Proceeds from revolving credit line	60,978	62,757
Cash (used for) -provided by- financing activities	(2,229)	4,062

Effect of exchange rate changes on cash	1,380	–

Net (decrease) increase in cash and cash equivalents	(446)	2,647

Cash and cash equivalents at beginning of period	39,403	53,653

Cash and cash equivalents at end of period	$38,957	$56,300

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$0	$73
Income taxes paid	$99	$29
Assets acquired through capital lease	$2,858	$–

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Columnar dollar amounts in thousands, except per share amounts)

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2014” mean our fiscal year ending September 28, 2014, references to “2013” mean our fiscal year ended September 29, 2013 and references to “2012” mean our fiscal year ended September 30, 2012.

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

As of December 29, 2013, and September 29, 2013, we had $2,804,000 and $3,721,000, respectively, of cash and cash equivalents that were restricted in use, which are classified in other current assets. These amounts covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account.

(3)  INVESTMENTS

A summary of our investments is as follows:

	December 29, 2013	September 29, 2013
Available-for-sale securities
U.S government debt securities	$1,200	$1,200

Our short-term investments are comprised of United States government debt securities. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive loss within shareholders’ equity.

As of December 29, 2013, our short-term investments were scheduled to mature within one year.

As of December 29, 2013, and September 29, 2013, we had $1,200,000 and $1,200,000, respectively, of short-term investments that were restricted in use. The amounts are required by the State of Minnesota to be held as security for our self-insured workers compensation programs.

(4) TRADE RECEIVABLES

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $23,383,000 at December 29, 2013, and $21,680,000 at September 29, 2013, are net of allowances for sales returns of $290,000 and $656,000, respectively. We generally warrant that the products sold by us will be free from defects in materials and workmanship for a period of one year or less following delivery to our customer. Upon determination that the products sold are defective, we typically accept the return of such products and refund the purchase price to our customer. We record a provision against revenue for estimated returns on sales of our products in the same period that the related revenues are recognized. We base the allowance on historical product returns, as well as existing product return authorizations. The following table reconciles the changes in our allowance for sales returns under warranties:

September 29, 2013	Decreases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	December 29, 2013
$656	($19)	($347)	$290

(5)  INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at December 29, 2013, and September 29, 2013:

	December 29, 2013	September 29, 2013

Raw materials	$18,719	$18,608
Work in process	9,252	9,306
Finished goods	12,417	16,371
	$40,388	$44,285

(6)  SHORT- AND LONG-TERM DEBT

Short- and long-term debt consisted of the following at December 29, 2013, and September 29, 2013:

	December 29, 2013	September 29, 2013

8.50% Convertible Notes	$39,822	$39,822
8.50% Convertible Notes debt discount	(2,081)	(2,535)
8.50% Secured Notes	78,931	78,931
8.50% Secured Notes debt discount	(4,558)	(4,870)
10.875% Notes	12,200	12,200
10.875% Notes debt discount	(492)	(525)
Credit Facility	2,000	3,980
Total short- and long-term debt, net of discounts	125,822	127,003
Less: Current maturities, net of discount	(2,000)	(3,980)
Total long-term debt, net of discounts	$123,822	$123,023

8.50% Convertible Notes

In February 2011, we issued as part of a tender/exchange, $40,000,000 aggregate principal amount of 8.50% Convertible Senior Notes due 2026 (the “8.50% Convertible Notes”) pursuant to an indenture dated as of February 11, 2011. The 8.50% Convertible Notes are senior in right of payment to any of our existing and future subordinated indebtedness. Interest at a rate of 8.50% per annum is payable on the 8.50% Convertible Notes on January 15 and July 15 of each year. The 8.50% Convertible Notes mature on January 15, 2026. Each $1,000 principal amount of the 8.50% Convertible Notes is convertible into 116.2790 shares of our common stock (which is equal to an initial conversion price of approximately $8.60 per share), subject to adjustment.

We have the right to redeem the 8.50% Convertible Notes (i) on or after January 15, 2013, to, but excluding, January 15, 2015, if the closing price of our common stock equals or exceeds 150% of the conversion price, and (ii) at any time on or after January 15, 2015, in either case in whole or in part, for cash equal to 100% of the principal amount of the 8.50% Convertible Notes to be redeemed plus any accrued but unpaid interest to, but excluding, the redemption date. Holders of the 8.50% Convertible Notes may require us to repurchase all or a portion of their 8.50% Convertible Notes at par on each of January 15, 2015, January 15, 2016, and January 15, 2021, for cash equal to 100% of the principal amount of the 8.50% Convertible Notes to be repurchased plus any accrued but unpaid interest to, but excluding, the repurchase date. If a fundamental change (as defined in the indenture) occurs, each holder of 8.50% Convertible Notes will have the right to require us to repurchase all or any portion of that holder’s 8.50% Convertible Notes for cash equal to 100% of the principal amount of the 8.50% Convertible Notes to be repurchased plus any accrued but unpaid interest to, but excluding, the repurchase date.

In July 2011, we completed an exchange for a portion of our outstanding 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”). In connection with the July 2011 exchange, we issued $45,170,000 aggregate principal amount of the 8.50% Convertible Notes and made aggregate cash payments of $3,091,000 in exchange for $45,963,000 aggregate principal amount of the 3.25% Notes.

In April 2012, after funding the purchase of 3.25% Notes through the 3.25% Tender/Exchange Offer (as described below), we completed an offer to purchase for cash $26,666,000 aggregate principal amount of our outstanding 8.50% Convertible Notes, whereby we applied $19,999,500 of residual proceeds from a private placement of 8.50% Secured Notes to fund the purchase of outstanding 8.50% Convertible Notes.

In January 2013, we repurchased $18,682,000 aggregate principal amount of our outstanding 8.50% Convertible Notes by making cash payments totaling $11,583,000, plus accrued and unpaid interest, which payments were funded by the proceeds of the sale of our 10.875% Senior Secured Second Lien Notes due 2017 (the “10.875% Notes”). Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $4,986,000 for the thirteen weeks ended March 31, 2013. These transactions reduced the portion of our outstanding debt subject to a holder-initiated repurchase as early as 2015 from $58,504,000 to $39,822,000.

8.50% Secured Notes

In March 2012, we issued $78,931,000 aggregate principal amount of 8.50% Senior Secured Second Lien Notes due 2017 (the “8.50% Secured Notes”). Of that total amount, $38,931,000 aggregate principal amount of 8.50% Secured Notes was issued pursuant to an effective registration statement relating to an offer to purchase for cash or exchange for new securities any and all of our outstanding 3.25% Notes (the “3.25% Tender/Exchange Offer”).  The remaining $40,000,000 aggregate principal amount of 8.50% Secured Notes was issued in a private placement that included the issuance of warrants to purchase 3,869,000 shares of our common stock.  The warrants were exercisable on a cashless basis for $.01 per share for ten years after their issuance.  The total purchase price for the 8.50% Secured Notes and warrants issued in the private placement was $39,400,000. The fair value of the warrants was recorded in additional paid-in capital in the amount of $8,489,000. As of December 29, 2013, all 3,869,000 warrants had been exercised and there were no warrants outstanding.

The 8.50% Secured Notes bear interest at a rate of 8.50% per annum, payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2012, and mature on January 15, 2017, unless redeemed or repurchased in accordance with their terms. The 8.50% Secured Notes are secured by liens on all assets securing our existing or future senior secured credit facilities (other than certain excluded assets), which liens rank junior in priority to any liens securing our senior secured credit facilities and other permitted priority liens.

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

10.875% Notes

On January 22, 2013, we issued $12,200,000 aggregate principal amount of the 10.875% Notes for a total purchase price of $11,590,000. The 10.875% Notes were issued in a private placement pursuant to an indenture dated as of January 22, 2013, and bear interest at a rate of 10.875% per annum, payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2013. The 10.875% Notes are secured by liens on all assets securing our senior secured credit facilities (other than capital stock of subsidiaries of our company to the extent that inclusion of such capital stock would require the filing of separate financial statements for such subsidiaries with the SEC), which liens rank junior in priority to the liens securing our senior secured credit facilities and other permitted priority liens and on an equal and ratable basis with the liens securing our 8.50% Secured Notes. The 10.875% Notes are scheduled to mature on January 15, 2017 unless redeemed or repurchased in accordance with their terms. We may redeem all or a portion of the 10.875% Notes at any time by paying 100% of the principal amount redeemed, plus a make-whole premium as of, and accrued and unpaid interest to, the date of redemption.

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

In July 2012, we entered into a second amendment to our credit agreement with PNC Bank. The amendment modified certain of the financial covenants under the existing agreement to (i) eliminate the fixed charge coverage ratio requirement for our fiscal quarters ended June 24, 2012, and ending September 30, 2012, and provide for aggregating the applicable measurement periods starting with our fiscal quarter ending December 30, 2012, and (ii) implement an additional EBITDA requirement for fiscal 2012.

In January 2013, we entered into a consent and third amendment to our credit agreement with PNC Bank. Under the consent and amendment, PNC Bank consented to the January 2013 debt transactions, including the private placement and the repurchases, and the granting of the liens to secure the 10.875% Notes.

In October 2013, we entered into a waiver and fourth amendment to our credit agreement with PNC Bank. The amendment modified the financial covenants, as previously amended, to eliminate the compliance requirement for our fourth quarter ended September 29, 2013, and change the measurement periods and adjust the financial covenants starting with our first quarter ending December 29, 2013, by excluding from such measurement periods all fiscal quarters ended on or prior to September 29, 2013. With this waiver and amendment in place, we were in compliance with the terms, provisions and financial covenants of our credit agreement as of September 29, 2013.

From time to time, we borrow funds under the senior secured credit facility to maintain certain levels of cash at the end of a period. Our largest amount borrowed in 2013 was $7,000,000. As of December 29, 2013, we had $2,000,000 outstanding. Our average amount outstanding for the thirteen weeks ended December 29, 2013 was $2,859,000. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement. As of December 29, 2013, we were in compliance with the covenants of our credit facility.

(7)  COMMITMENTS AND CONTINGENCIES

Lease Commitments

We are committed under various operating lease agreements.

We also have leases for manufacturing equipment that have been treated as capital leases for accounting purposes. Assets acquired under capital leases are depreciated over the useful life of the asset.

The future minimum lease payments for all capital and operating leases as of December 29, 2013 are as follows:

	Capital Leases	Operating Leases
2014	$1,501	$1,382
2015	2,013	1,200
2016	1,668	657
2017	1489	–
Thereafter	437	–
Total future minimum lease payments	7,108	3,239
Less: Interest	(694)	–
Total future minimum lease payments excluding interest	$6,414	$3,239

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

(8)  ACCUMULATED OTHER COMPREHENSIVE LOSS

Other comprehensive loss refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. Our other comprehensive loss is comprised of unrealized gains and losses on foreign translation adjustments.

Accumulated other comprehensive loss, net of tax (see Note 12 for a discussion of income taxes), was as follows:

Foreign Currency Translation Adjustments
Balance as of September 29, 2013	$(148)
Other comprehensive loss	(566)
Balance as of December 29, 2013	$(714)

Balance as of September 30, 2012	$(129)
Other comprehensive loss	60
Balance as of December 30, 2012	$(69)

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

Late in December 2012, we decided to further consolidate and streamline our U.S. operations. In connection with this consolidation of our operations, two of our facilities have been offered for sale or lease, including the portion of our Eau Claire, Wisconsin facility used for assembly operations and the Development Center building on our Hutchinson, Minnesota campus. We are vacating our assembly operations building in Eau Claire, Wisconsin, by moving the equipment to other available space and as we shift more assembly production to our Thailand operation. In Hutchinson, we are consolidating our Development Center into our headquarters building, taking advantage of the space made available by moving component manufacturing from Hutchinson to Eau Claire in 2011. We are also in the process of moving our stamping operation from a facility we currently lease in Plymouth, Minnesota, to our headquarters building in Hutchinson, Minnesota. We believe that the decision to consolidate operations was a triggering event that required us to perform an impairment analysis to evaluate the recoverability of the carrying value of our long-lived assets. Our impairment analysis for the first quarter of 2013 indicated that no charge for impairment was required.

Near the end of the first quarter of 2014, we received third-party interest in a purchase of our Eau Claire assembly building. Based on the discussions regarding the potential sale of this building, we modified our forecast model to increase the probability of a sale of our Eau Claire assembly building and decrease the probability of a lease. Using these new weightings for sale and lease, the carrying value of our assets exceeded the expected undiscounted cash flows indicating a trigger of potential impairment. As a result, we evaluated the recoverability of the Eau Claire building based on these circumstances and recorded an impairment charge of $4,470,000 included in the line item “Asset impairment” in our consolidated statement of operations. The building and related assets had remaining useful lives ranging from 15 to 30 years. We determined the long-lived assets did not meet the criteria to be classified as assets held for sale.

(10)  SEVERANCE AND SITE CONSOLIDATION EXPENSES

A summary of our severance and benefits and site consolidation expenses as of December 29, 2013, is as follows:

	Severance and Benefits	Site Consolidation Expenses	Total
Accrual balances, September 30, 2012	$–	$–	$–
Restructuring charges	1,018	–	1,018
Cash payments	(631)	–	(631)
Accrual balances, December 30, 2012	387	–	387
Restructuring charges	194	138	332
Cash payments	(581)	(138)	(719)
Accrual balances, March 31, 2013	–	–	–
Restructuring charges	–	638	638
Cash payments	–	(638)	(638)
Accrual balances, June 30, 2013	–	–	–
Restructuring charges	–	885	885
Cash payments	–	(885)	(885)
Accrual balances, September 29, 2013	–	–	–
Restructuring charges	–	592	592
Cash payments	–	(592)	(592)
Accrual balances, December 29, 2013	$–	$–	$–

During the first quarter of 2013, we identified approximately 55 positions to be eliminated as part of our continued focus on overall cost reduction. This resulted in $1,018,000 of severance and benefits expense during the first quarter of 2013.

In connection with the consolidation of our operations, as discussed above,  we have incurred site consolidation expenses of $2,873,000 during all of 2013 and $592,000 during the thirteen weeks ended December 29, 2013. The site consolidation expenses consist primarily of internal labor, contractors and freight.

(11)  OTHER INCOME (LOSS)

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other (expense) income, net” in our consolidated statement of operations. For the thirteen weeks ended December 29, 2013, and December 30, 2012, we recognized a foreign currency loss of $3,170,000 and a foreign currency gain of $138,000, respectively. These were primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

(12)  INCOME TAXES

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 29, 2013, we had a valuation allowance of $213,948,000. We assess whether valuation allowances should be established against our deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. Our current or previous losses are given more weight than our future outlook. Our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance was appropriate. Accordingly, we concluded that a full valuation allowance was appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

The income tax benefit for the thirteen weeks ended December 29, 2013 was $816,000, compared to the income tax provision of $46,000 for the thirteen weeks ended December 30, 2012. For the thirteen weeks ended December 29, 2013, we recognized an $859,000 benefit due to reserves for certain tax refunds that were released due to the statute of limitations expiring.

(13)  STOCK-BASED COMPENSATION

Our 2011 Equity Incentive Plan has been approved by shareholders and authorizes the issuance of 1,200,000 shares of our common stock (plus any shares that remained available on that date for future grants under our 1996 Incentive Plan) for equity-based awards (no further awards will be made under our 1996 Incentive Plan). Under the equity incentive plans, stock options have been granted to employees, including our officers, and to our directors, at an exercise price not less than the fair market value of our common stock at the date the options are granted. The options granted generally expire ten years from the date of grant or at an earlier date as determined by the committee of our board of directors that administers the plans. Options granted under the plans prior to November 2005 generally were exercisable one year from the date of grant. Options granted under the plans from November 2005 to October 2011 are exercisable two to three years from the date of grant. Options granted under the plans since November 2011 are exercisable one to three years from the date of grant.

Under our equity incentive plan, we also issue restricted stock units (“RSUs”) to employees, including our officers. RSUs generally vest over three years in annual installments commencing one year after the date of grant. We recognize compensation expense for the RSUs over the service period equal to the fair market value of the RSUs on the date of issuance. Upon vesting, RSUs convert to shares in accordance with the terms of the equity incentive plan under which they were issued.

We recorded stock-based compensation expense related to our stock options, RSUs and common stock, included in selling, general and administrative expenses, of $337,000 and $88,000 for the thirteen weeks ended December 29, 2013, and December 30, 2012, respectively. As of December 29, 2013, $2,581,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 24 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirteen weeks ended December 29, 2013, and December 30, 2012, was $2.28 and $1.15, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirteen Weeks Ended
	December 29, 2013	December 30, 2012
Risk-free interest rate	2.3%	1.2%
Expected volatility	80.0%	80.0%
Expected life (in years)	8.0	8.0
Dividend yield	–	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the thirteen weeks ended December 29, 2013, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)
Outstanding at September 29, 2013	3,168,924	12.15	5.5
Granted	310,000	2.98
Exercised	(7,000)	2.58
Expired/Canceled	(172,710)	30.70
Outstanding at December 29, 2013	3,229,214	10.34	5.9
Options exercisable at December 29, 2013	2,669,158	12.22	5.1

The aggregate intrinsic value at December 29, 2013 of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding was $1,188,000. The aggregate intrinsic value of our stock options exercisable at December 29, 2013 was $651,000.

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Life (yrs.)
Non-vested at September 29, 2013	819,685	1.59	8.3
Granted	310,000	2.28
Vested	(494,629)	1.73
Canceled	(5,000)	1.77
Non-vested at December 29, 2013	630,056	1.82	9.3

The following table summarizes information concerning currently outstanding and exercisable stock options:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number Outstanding	Weighted-Average Remaining Contractual Life (yrs.)	Weighted-Average Exercise Price ($)	Number Exercisable	Weighted-Average Exercise Price ($)
1.45	-	3.00	915,721	9.1	2.12	294,415	1.60
3.01	-	5.00	868,135	6.2	3.04	859,385	3.03
5.01	-	10.00	551,233	5.9	7.33	551,233	7.33
10.01	-	45.06	964,125	2.7	26.44	964,125	26.44
	Total		3,299,214	5.9	10.34	2,669,158	12.22

RSU transactions during the thirteen weeks ended December 29, 2013, are summarized as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value ($)
Non-vested at September 29, 2013	983,058	1.59
Granted	346,750	2.98
Vested	(454,810)	1.52
Canceled	(4,833)	1.54
Non-vested at December 29, 2013	870,165	2.18

(14)  STOCK REPURCHASE PROGRAM

On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions, of which, we had spent $57,632,000 to repurchase 3,600,000 shares. The board of directors terminated the plan on October 9, 2013.

(15)    LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share identifies the dilutive effect of potential common shares using net loss available to common shareholders and is computed using the treasury stock method for outstanding stock options and the if-converted method for the 8.50% Convertible Notes, and (ii) in accordance with FASB guidance relating to the effect of contingently convertible instruments on diluted earnings per share for the 3.25% Notes outstanding as of December 30, 2012. A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended
	December 29, 2013	December 30, 2012
Net loss	$(15,346)	$(6,522)

Weighted-average common shares outstanding	27,800	23,951
Dilutive potential common shares	–	–
Weighted-average common and diluted shares outstanding	27,800	23,951

Basic loss per share	$(0.55)	$(0.27)

Diluted loss per share	$(0.55)	$(0.27)

Diluted loss per share for the thirteen weeks ended December 29, 2013, excludes potential common shares and warrants of 446,000 using the treasury stock method, and 4,630,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirteen weeks ended December 30, 2012, excludes potential common shares of 2,266,000, respectively, using the treasury stock method, and 6,803,000, respectively, using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive.

As discussed in Note 6, we issued warrants to purchase 3,869,000 shares of our common stock in a private placement.  As of December 29, 2013, all 3,869,000 warrants had been exercised and there were no warrants outstanding.

(16)  FAIR VALUE MEASUREMENTS

Financial assets and liabilities that are remeasured and reported at fair value at each reporting period are classified and disclosed in one of the following three levels:

Level 1 –	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 –
Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

Level 3 –	Inputs that are unobservable for the asset or liability and that are significant to the fair value of the assets or liabilities.

The following tables present our assets that are measured at fair value on a recurring basis at December 29, 2013, and September 29, 2013:

	Fair Value Measurements at December 29, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$38,957	$–	$–	$38,957
Available-for-sale securities	1,200	–	–	1,200
Total assets	$40,157	$–	$–	$40,157

	Fair Value Measurements at September 29, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$39,403	$–	$–	$39,403
Available-for-sale securities	1,200	–	–	1,200
Total assets	$40,603	$–	$–	$40,603

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

Short- and Long-Term Debt

The fair values of our 8.50% Convertible Notes and our 8.50% Secured Notes were determined based on the closing market price of the respective Notes as of the end of the fiscal quarter.

Our 10.875% Notes have not experienced trading activity, therefore the fair value estimate was based on the closing market prices of similar debt as of the end of the fiscal quarter. The fair value of the 10.875% Notes was classified in Level 2 of the fair value hierarchy.

The fair value of the PNC Bank credit facility’s carrying value is a reasonable estimate of fair value.

The estimated fair values of our short- and long-term debt were as follows on each of the indicated dates:

	December 29, 2013		September 29, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.50% Convertible Notes	$39,822	$35,242	$39,822	$38,357
8.50% Secured Notes	78,931	72,222	78,931	72,222
10.875% Notes	12,200	12,939	12,200	12,909
Credit Facility	2,000	2,000	3,980	3,980

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  These include certain long-lived assets that are written down to fair value when they are determined to be impaired.

Nonrecurring fair value amounts at December 29, 2013 were $4,498,000 and are identified as Level 3. (See Note 9 for discussion on asset impairment)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2014” mean our fiscal year ending September 28, 2014, references to “2013” mean our fiscal year ended September 29, 2013 and references to “2012” mean our fiscal year ended September 30, 2012.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended September 29, 2013.

GENERAL

Our Company

Hutchinson Technology is a global technology leader committed to creating value by developing solutions to critical customer problems. As a key worldwide supplier of suspension assemblies for disk drives, our products help customers improve overall disk drive performance and meet the demands of an ever-expanding digital universe.

Our culture of quality, continuous improvement, superior innovation and a relentless focus on the fundamentals enables us to compete in the markets we serve.

General Business

The majority of our revenue is derived from the sale of suspension assemblies to a small number of manufacturers. Suspension assemblies are precise electro-mechanical components that hold a disk drive’s read/write head at microscopic distances above the drive’s disks.

Sales to our four largest customers constituted 97% of net sales for the thirteen weeks ended December 29, 2013, as shown in the following table.

Customer	Percentage of Sales
Western Digital Corporation	56%
Seagate Technology, LLC	18%
SAE Magnetics, Ltd/TDK Corporation	17%
HGST (a Western Digital company)	6%

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

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

Suspension Assembly Shipments by Quarter
	2013				2014
	First	Second	Third	Fourth	First
Suspension assembly shipment quantities	104	99	99	103	116

Our suspension assembly shipments totaled 116 million in the first quarter of 2014, up 13% compared with 103 million in the fourth quarter of 2013. The increase was primarily due to suspension assembly demand for 2.5” mobile drives that was particularly strong during the first quarter of 2014.

Average selling price remained relatively flat at $0.59 for the first quarter of 2014, compared to $0.60 for the fourth quarter of 2013. Shipments of dual-stage actuated (“DSA”) suspensions, which carry a higher selling price and cost more to manufacture, increased 12% sequentially and accounted for 23% of our first quarter of 2014 shipments, flat with our preceding quarter, and up from 9% in the first quarter of 2013.

Gross profit in the 2014 first quarter was $5,530,000, or 8% of net sales, compared with a $372,000 gross loss, or 1% of net sales, in the fourth quarter of 2013. Gross profit in the first quarter of 2014 benefited from the higher shipment volume in the quarter and from improved manufacturing yields at our Thailand assembly operation and from our components processes. We improved manufacturing yields at our Thailand assembly operation while also increasing our output there. In our first quarter of 2014, our Thailand operation accounted for more than half of our assembly production and nearly 80% of our DSA suspension assembly production. In the second quarter of 2014, we expect our Thailand operation will account for approximately 60% of our total assembly production.

We are continuing with our plans to vacate our assembly operations building in Eau Claire, Wisconsin, and our Development Center building in Hutchinson, Minnesota. We have moved most of our Development Center operations to our headquarters building. These facilities are currently offered for sale or lease. We are also in the process of moving our stamping operation from a facility we currently lease in Plymouth, Minnesota, to our headquarters building in Hutchinson, Minnesota. In total, we incurred site consolidation expenses of $2,873,000 during 2013 and $592,000 during the thirteen weeks ended December 29, 2013. The site consolidation expenses consist primarily of internal labor, contractors and freight. We expect to complete the consolidation of our U.S operations over the next 3 to 4 quarters.

Near the end of the first quarter of 2014, we received third-party interest in a purchase of our Eau Claire assembly building. Based on the discussions regarding the potential sale of this building, we modified our forecast model to increase the probability of a sale of our Eau Claire assembly building and decrease the probability of a lease. Using these new weightings for sale and lease, the carrying value of our assets exceeded the expected undiscounted cash flows indicating a trigger of potential impairment. As a result, we evaluated the recoverability of the Eau Claire building based on these circumstances and recorded an impairment charge of $4,470,000 included in the line item “Asset impairment” in our consolidated statement of operations. The building and related assets had remaining useful lives ranging from 15 to 30 years. We will continue to modify our forecast model as conditions change which may result in additional impairment charges in future quarters.

As part of our ongoing effort to be the industry’s lowest cost producer of suspension assemblies, we will continue to strengthen our competitive position by advancing our DSA products and further improving our progress toward our manufacturing yield and efficiency targets. In addition, we are not yet realizing the full benefits related to the shift of assembly manufacturing to our Thailand plant and the consolidation of our U.S. operations. These benefits will become more material to our financial performance in the latter part of calendar 2014.

Outlook

We expect suspension assembly shipments in the historically weaker second quarter of 2014 to be 105 million to 110 million. We expect our average selling price to be relatively flat over the course of 2014 as the transition to high-volume pricing on DSA suspensions continues and DSA suspensions become a larger percentage of the product mix. DSA suspensions are expected to account for 25% to 30% of second quarter shipments.

We expect our second quarter of 2014 gross margin percentage to be similar to our first quarter of 2014 gross margin. While we are expecting lower shipments and revenue, we expect to realize further improvements in yields and efficiencies and we currently plan to build inventory ahead of further product transfers to Thailand.

RESULTS OF OPERATIONS

Thirteen Weeks Ended December 29, 2013 vs. Thirteen Weeks Ended December 30, 2012

Net sales for the thirteen weeks ended December 29, 2013, were $70,312,000, compared to $63,699,000 for the thirteen weeks ended December 30, 2012, an increase of $6,613,000. Suspension assembly net sales increased primarily due to a 13% increase in shipments of suspension assemblies, partially offset by a slight decrease in our average selling price.

Gross profit for the thirteen weeks ended December 29, 2013, was $5,530,000, compared to the gross profit of $7,421,000 for the thirteen weeks ended December 30, 2012, a decrease of $1,891,000. Gross profit as a percent of net sales was 8% for the thirteen weeks ended December 29, 2013, compared to a gross profit of 12% of net sales for the thirteen-weeks ended December 30, 2012. Although suspension assembly volume increased, the decline in gross profit was due to higher variable costs due to shipping a higher mix of DSA product and product that uses purchased flexures.

Research and development expenses for the thirteen weeks ended December 29, 2013, were $3,942,000, compared to $3,339,000 for the thirteen weeks ended December 30, 2012, an increase of $603,000. The increase was primarily due to higher labor and benefit expense due to increased headcount to support our manufacturing activities outside of the disk drive industry

Selling, general and administrative expenses for the thirteen weeks ended December 29, 2013, were $5,863,000, compared to $6,166,000 for the thirteen weeks ended December 30, 2012, a decrease of $303,000. The decrease was primarily due to cost reduction actions.

During the thirteen weeks ended December 29, 2013, we incurred $592,000 of site consolidation expenses, primarily materials and internal labor related to the consolidation.

During the first quarter of 2013, we identified approximately 55 positions to be eliminated as part of our continued focus on overall cost reduction. This resulted in $1,018,000 of severance and other expenses for the thirteen weeks ended December 30, 2012. All severance and benefits amounts owed have been paid in full.

The first quarter of 2014 included an asset impairment charge of $4,470,000 on our Eau Claire, Wisconsin assembly building and related assets, as discussed above.

Other (expense) income, net, for the thirteen weeks ended December 29, 2013, included foreign currency losses of $3,170,000, compared to foreign currency gains of $138,000 for the thirteen weeks ended December 30, 2012. These gains and losses were primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

The income tax benefit for the thirteen weeks ended December 29, 2013 was $816,000, compared to the income tax provision of $46,000 for the thirteen weeks ended December 30, 2013. For the thirteen weeks ended December 29, 2013 we recognized an $859,000 benefit due to reserves for certain tax refunds that were released due to the statute of limitations expiring.

LIQUIDITY AND CAPITAL RESOURCES

Although net sales increased in the first quarter of 2014, and increased slightly in the last quarter of 2013, our net sales have decreased significantly in recent years. We continue to incur net losses which have dampened our ability to generate cash from operations. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations, our credit facility and additional financing, if needed and as available given contractual restrictions, current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, debt and capital expenditures through 2014. We  currently have outstanding $39,822,000 aggregate principal amount of our 8.50% Convertible Notes; $78,931,000 aggregate principal amount of our 8.50% Secured Notes; and $12,200,000 aggregate principal amount of our 10.875% Notes. Holders of our 8.50% Convertible Notes may require us to purchase all or a portion of their 8.50% Convertible Notes for cash as early as January 15, 2015. Our 8.50% Secured Notes and our 10.875% Notes mature on January, 15, 2017.

We may from time to time seek to prepay or retire our outstanding debt through cash purchases in open market or privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results, contractual restrictions and general economic and capital market conditions. We cannot be certain that we will be able to raise additional financing on terms acceptable to us, including covenants that we will be able to comply with in the short term, or at all, if needed. We also have two of our facilities currently offered for sale or lease, which may provide additional sources of cash. If we are unable to obtain new financing, if and when necessary, our future financial results and liquidity could be materially adversely affected.

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations, our senior secured credit facility, leasing and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents decreased from $39,403,000 at September 29, 2013, to $38,957,000 at December 29, 2013. Our short-term investments remained at $1,200,000. In total, our cash and cash equivalents and short-term investments decreased by $446,000.

Cash Provided by Operating Activities

Cash provided by operating activities for the thirteen weeks ended December 29, 2013 was $1,999,000, compared to cash used by operating activities for the thirteen weeks ended December 30, 2012 of $1,564,000. The increase in operating cash flows was primarily due to favorable changes in working capital partially offset by a higher net loss. The net loss for the thirteen weeks ended December 29, 2013, includes a non-cash asset impairment charge of $4,470,000.

Cash Used in Investing Activities

During the first quarter ended December 29, 2013, we used $1,596,000 of cash in investing activities, compared to cash provided for the thirteen weeks ended December 30, 2012 of 149,000. The decrease was primarily due to $7,413,000 of capital expenditures for manufacturing equipment partially offset by $4,900,000 in proceeds from equipment sale/leaseback transactions in the U.S. and Thailand, and the release of $917,000 of restricted cash that was temporarily held in our senior secured credit facility collections account.

Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. We anticipate capital expenditures will total approximately $20,000,000 to $25,000,000 in 2014, primarily for product tooling and manufacturing equipment for new process technology and capability improvements, such as DSA suspension assemblies. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents, our senior secured credit facility, leasing, or additional financing, if available given current credit market conditions.

Cash Used in Financing Activities

Net cash used in financing activities of $2,229,000 for the thirteen weeks ended December 29, 2013, compared to cash provided for the thirteen weeks ended December 30, 2012 of $4,062,000. The cash used was primarily due to a $1,980,000 repayment to our senior secured credit facility and $267,000 of capital lease payments.

Short- and Long-Term Debt

Senior Secured Credit Facility - In September 2011, we entered into a revolving credit and security agreement with PNC Bank. The credit agreement provides us with a senior secured credit facility in a principal amount of up to $35,000,000, subject to a borrowing base. The credit facility is secured by substantially all of the personal and real property of Hutchinson Technology Incorporated. The maturity date of the credit facility is October 1, 2014. The credit agreement contains certain financial covenants that require us to maintain a minimum fixed charge coverage ratio, minimum EBITDA, and minimum liquidity. We maintain an account at PNC Bank with a minimum balance of $15,000,000, as required under the credit agreement.

Our credit agreement with PNC Bank and the indentures governing the 8.50% Secured Notes and the 10.875% Notes, each contain certain covenants that, among other things, limit our and our restricted subsidiaries’ ability to incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; enter into operating leases; merge, consolidate or sell substantially all of our assets; make capital expenditures; change the nature of our business; and expend the assets or free cash flow of certain subsidiaries. The indenture also limits the amount of our consolidated total assets and free cash flow that can be attributable to subsidiaries that have not guaranteed the 8.50% Secured Notes or, in certain cases, have not pledged their stock to secure the 8.50% Secured Notes.

In January 2013, we entered into a consent and third amendment to our credit agreement with PNC Bank. Under the consent and amendment, PNC Bank consented to the January 2013 debt transactions, including the private placement and the repurchases, and the granting of the liens to secure the 10.875% Notes.

In October 2013, we entered into a waiver and fourth amendment to our credit agreement with PNC Bank. The amendment modified the financial covenants, as previously amended, to eliminate the compliance requirement for our fourth quarter ended September 29, 2013, and change the measurement periods and adjust the financial covenants starting with our fiscal first quarter ending December 29, 2013, by excluding from such measurement periods all fiscal quarters ended on or prior to September 29, 2013. With this waiver and amendment in place, we were in compliance with the terms, provisions and financial covenants of credit agreement as of September 29, 2013.

From time to time, we borrow funds under the senior secured credit facility to maintain certain levels of cash at quarter end. Our largest amount borrowed in 2013 was $7,000,000. As of December 29, 2013, we had $2,000,000 outstanding which was repaid early in the following quarter. Our average outstanding in the thirteen weeks ended December 29, 2013 was $2,859,000. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement. As of December 29, 2013, we were in compliance with the covenants of our credit facility.

If we are unable to generate sufficient operating results in future quarters, we may be out of compliance with financial covenants in the credit agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period.

3.25% Notes Redemption - On January 3, 2013, we initiated a redemption of all remaining outstanding 3.25% Notes. In accordance with the terms of the indenture governing the 3.25% Notes and a notice of redemption thereunder, all $11,885,875 aggregate principal amount of 3.25% Notes were redeemed on or before February 2, 2013, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. Interest on the 3.25% Notes called for redemption ceased to accrue as of February 2, 2013. Payment of the redemption price was funded by cash on hand. After completion of the redemption, no 3.25% Notes remained outstanding.

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

The 10.875% Notes were issued under an indenture dated as of January 22, 2013, and bear interest at a rate of 10.875% per annum, payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2013. The 10.875% Notes are secured by liens on all assets securing our senior secured credit facilities (other than capital stock of subsidiaries of our company to the extent that inclusion of such capital stock would require the filing of separate financial statements for such subsidiaries with the SEC, which liens rank junior in priority to the liens securing our senior secured credit facilities and other permitted priority liens and on an equal and ratable basis with the liens securing our 8.50% Secured Notes. The 10.875% Notes are scheduled to mature on January 15, 2017, unless redeemed or repurchased in accordance with their terms. We may redeem all or a portion of the 10.875% Notes at any time by paying 100% of the principal amount redeemed, plus a make-whole premium as of, and accrued and unpaid interest to, the date of redemption.

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

To accommodate the January 2013 debt transactions described above, on January 22, 2013, we entered into (i) a first supplemental indenture to the indenture dated as of March 30, 2012, which governs the 8.50% Secured Notes, and (ii) a consent and third amendment to our credit agreement.

Capital Leases - We have remaining lease payment obligations of $6,414,000. The present value of the minimum quarterly payments under these capital leases resulted in an initial $8,126,000 of related leased assets. We expect to enter into more leasing transactions throughout 2014.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

There have not been any recently adopted accounting standards.

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: demand for and shipments of our products, our market position, program ramps, product mix and adoption, , production capabilities and volumes,  our operations in Thailand and the United States, capital spending, operating expenses, average selling prices, product costs, operating performance, technology, development, data density trends and storage capacity requirements, customer yields, inventory levels, company-wide financial performance, our business model, cost reductions and economic and market conditions. demand for and shipments of the company’s products, our market position, program ramps, product mix and adoption, pricing, production capabilities and volumes, product costs, our operations in Thailand and the United States, capital spending, operating expenses, and the company’s business model, operating performance and financial results. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan,” “goal” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended September 29, 2013. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Except as otherwise required by law, we undertake no obligation to update any forward-looking statement for any reason. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted in this Item 3, there have been no material changes in our exposure to market risk or to our quantitative and qualitative disclosures about market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013.

As of December 29, 2013, we had $130,953,000 carrying value of fixed rate debt which had a fair market value of approximately $120,403,000. We used trading activity to determine the fair market value of the 8.50% Convertible Notes and the 8.50% Secured Notes. The 10.875% Notes have not had trading activity, therefore the fair value estimate was based on the closing market price of similar debt as of the end of the fiscal quarter. The fair value of our senior secured credit facility’s carrying value is a reasonable estimate of fair value.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended September 29, 2013.

ITEM 6. EXHIBITS

(a)  Exhibits:

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 001-34838.

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended 12/29/2002; File No. 0-14709).
3.2	Restated By-Laws of HTI, as amended December 16, 2013 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed 12/18/2013).
10.1	Fiscal Year 2014 Executive Annual Cash Incentive Plan of HTI (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 15, 2013).
10.2	Waiver and Amendment No. 4 to Revolving Credit and Security Agreement, dated October 28, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 31, 2013).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED

Date:	February 5, 2014	By	/s/ Richard J. Penn
Richard J. Penn
President and Chief Executive Officer

Date:	February 5, 2014	By	/s/ David P. Radloff
David P. Radloff
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of HTI	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 16, 2013	Incorporated by Reference
10.1	Fiscal Year 2014 Executive Annual Cash Incentive Plan of HTI	Incorporated by Reference
10.2	Waiver and Amendment No. 4 to Revolving Credit and Security Agreement, dated October 28, 2013	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically