Form 10-Q
period 2014-03-31
HUTCHINSON TECHNOLOGY INC
filed 2014-05-02
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-34838

Hutchinson Technology Incorporated
(Exact name of registrant as specified in its charter)

Minnesota	41-0901840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West Highland Park Drive N.E. Hutchinson, Minnesota	55350
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2014, the registrant had 28,054,117 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	March 30, 2014	September 29, 2013
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$39,036	$39,403
Short-term investments restricted (Note 3)	1,200	1,200
Trade receivables, net	20,257	21,680
Other receivables	2,034	3,214
Inventories	51,044	44,285
Other current assets	3,836	6,383
Total current assets	117,407	116,165

Property, plant and equipment, net	162,119	186,914
Other assets	2,968	3,596
Total assets	$282,494	$306,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of short- and long-term debt, net of discount (Note 6)	$40,217	$3,980
Current portion of capital lease obligation	2,027	1,122
Accounts payable	17,588	23,535
Accrued expenses	7,207	6,066
Accrued compensation	11,095	9,251
Total current liabilities	78,134	43,954

Long-term debt, net of discount (Note 6)	86,439	123,023
Capital lease obligation	5,497	2,968
Other long-term liabilities	2,081	2,497
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 28,054,000 and 27,581,000 issued and outstanding	281	276
Additional paid-in capital	432,522	431,909
Accumulated other comprehensive loss	(604)	(148)
Accumulated loss	(321,856)	(297,804)
Total shareholders’ equity	110,343	134,233
Total liabilities and shareholders’ equity	$282,494	$306,675

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013

Net sales	$60,699	$60,930	$131,011	$124,629
Cost of sales	54,836	52,953	119,618	109,231
Gross profit	5,863	7,977	11,393	15,398

Research and development expenses	4,389	3,485	8,331	6,824
Selling, general and administrative expenses	6,212	6,216	12,075	12,382
Severance and site consolidation expenses (Note 10)	650	332	1,242	1,350
Asset impairment (Note 9)	–	–	4,470	–
Loss from operations	(5,388)	(2,056)	(14,725)	(5,158)

Other income (expense), net	656	2,510	(2,417)	2,982
Gain on extinguishment of long-term debt	–	4,986	–	4,986
Interest income	10	12	35	62
Interest expense	(3,959)	(3,767)	(7,736)	(7,790)
Gain on short- and long-term investments	–	145	–	272
(Loss) income before income taxes	(8,681)	1,830	(24,843)	(4,646)
Provision (benefit) for income taxes (Note 12)	25	(37)	(791)	9
Net (loss) income	$(8,706)	$1,867	$(24,052)	$(4,655)
Basic (loss) earnings per share	$(0.31)	$0.07	$(0.86)	$(0.19)
Diluted (loss) earnings per share	$(0.31)	$0.07	$(0.86)	$(0.19)

Weighted-average common shares outstanding	28,047	25,319	27,923	24,635
Weighted-average diluted shares outstanding	28,047	26,555	27,923	24,635

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME – UNAUDITED
(In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013

Net (loss) income	$(8,706)	$1,867	$(24,052)	$(4,655)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes of $0	110	485	(456)	545
Other comprehensive income (loss)	110	485	(456)	545
Total comprehensive (loss) income	$(8,596)	$2,352	$(24,508)	$(4,110)

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(In thousands)

	Twenty-Six Weeks Ended
	March 30, 2014	March 31, 2013
OPERATING ACTIVITIES:
Net loss	$(24,052)	$(4,655)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Depreciation and amortization	19,927	19,817
Stock-based compensation	592	403
Gain on short- and long-term investments	–	(272)
Loss on disposal of assets	76	334
Asset impairment charges (Note 9)	4,470	–
Non-cash interest expense	1,633	1,820
Gain on extinguishment of debt (Note 6)	–	(4,986)
Severance and site consolidation expenses (Note 10)	366	–
Changes in operating assets and liabilities	(3,200)	(10,308)
Cash (used for) provided by operating activities	(188)	2,153

INVESTING ACTIVITIES:
Capital expenditures	(10,480)	(12,655)
Proceeds from sale/leaseback of equipment	6,395	3,444
Proceeds from sale of building and related assets	4,364	–
Change in restricted cash	1,549	3,217
Purchases of marketable securities	(1,200)	(1,200)
Sales/maturities of marketable securities	1,200	1,464
Cash provided by (used for) investing activities	1,828	(5,730)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	26	–
Repayments of capital lease	(732)	(191)
Repayments of revolving credit line	(116,252)	(115,808)
Proceeds from revolving credit line	114,272	118,097
Repayments of debt	–	(23,469)
Proceeds from private placement of debt	–	11,590
Debt refinancing costs (Note 6)	–	(359)
Cash used for financing activities	(2,686)	(10,140)

Effect of exchange rate changes on cash	679	–

Net decrease in cash and cash equivalents	(367)	(13,717)

Cash and cash equivalents at beginning of period	39,403	53,653

Cash and cash equivalents at end of period	$39,036	$39,936

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$5,734	$6,304
Income taxes paid	$100	$30
Assets acquired through capital lease	$4,372	$4,148

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

As of March 30, 2014, and September 29, 2013, we had $2,172,000 and $3,721,000, respectively, of cash and cash equivalents that were restricted in use, which are classified in other current assets. These amounts covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account.

(3)  INVESTMENTS

A summary of our investments is as follows:

	March 30, 2014	September 29, 2013
Available-for-sale securities
U.S government debt securities	$1,200	$1,200

Our short-term investments are comprised of United States government debt securities. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive loss within shareholders’ equity.

As of March 30, 2014, our short-term investments were scheduled to mature within one year.

As of March 30, 2014, and September 29, 2013, we had $1,200,000 and $1,200,000, respectively, of short-term investments that were restricted in use. The amounts are required by the State of Minnesota to be held as security for our self-insured workers compensation programs.

(4)  TRADE RECEIVABLES

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $20,257,000 at March 30, 2014, and $21,680,000 at September 29, 2013, are net of allowances of $392,000 and $656,000, respectively. As of March 30, 2014, the allowance of $392,000 consisted of a $10,000 allowance for doubtful accounts and a $382,000 allowance for sales returns. The allowance at September 29, 2013 of $656,000 was for sales returns.

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

September 29, 2013	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	March 30, 2014
$656	$592	($866)	$382

(5)  INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at March 30, 2014, and September 29, 2013:

	March 30, 2014	September 29, 2013

Raw materials	$19,494	$18,608
Work in process	12,222	9,306
Finished goods	19,328	16,371
	$51,044	$44,285

(6)  SHORT- AND LONG-TERM DEBT

Short- and long-term debt consisted of the following at March 30, 2014, and September 29, 2013:

	March 30, 2014	September 29, 2013

8.50% Convertible Notes	$39,822	$39,822
8.50% Convertible Notes debt discount	(1,605)	(2,535)
8.50% Secured Notes	78,931	78,931
8.50% Secured Notes debt discount	(4,234)	(4,870)
10.875% Notes	12,200	12,200
10.875% Notes debt discount	(458)	(525)
Credit Facility	2,000	3,980
Total short- and long-term debt, net of discounts	126,656	127,003
Less: Current maturities, net of discounts	(40,217)	(3,980)
Total long-term debt, net of discounts	$86,439	$123,023

8.50% Convertible Notes

We currently have outstanding $39,822,000 aggregate principal amount of 8.50% Convertible Senior Notes due 2026 (the “8.50% Convertible Notes”), which as of March 30, 2014 was classified as current on our consolidated balance sheets. The 8.50% Convertible Notes were issued in February 2011 as part of a tender/exchange pursuant to an indenture dated as of February 11, 2011. The 8.50% Convertible Notes are senior in right of payment to any of our existing and future subordinated indebtedness. Interest at a rate of 8.50% per annum is payable on the 8.50% Convertible Notes on January 15 and July 15 of each year. The 8.50% Convertible Notes mature on January 15, 2026. Each $1,000 principal amount of the 8.50% Convertible Notes is convertible into 116.2790 shares of our common stock (which is equal to an initial conversion price of approximately $8.60 per share), subject to adjustment.

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

In April 2012, after funding the purchase of 3.25% Notes through the 3.25% Tender/Exchange Offer (as described below), we completed an offer to purchase for cash $26,666,000 aggregate principal amount of our outstanding 8.50% Convertible Notes, whereby we applied $19,999,500 of residual proceeds from a private placement of 8.50% Senior Secured Second Lien Notes due 2017 (the “8.50% Secured Notes”) to fund the purchase of outstanding 8.50% Convertible Notes.

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

8.50% Secured Notes

In March 2012, we issued $78,931,000 aggregate principal amount of 8.50% Secured Notes. Of that total amount, $38,931,000 aggregate principal amount of 8.50% Secured Notes was issued pursuant to an effective registration statement relating to an offer to purchase for cash or exchange for new securities any and all of our outstanding 3.25% Notes (the “3.25% Tender/Exchange Offer”).  The remaining $40,000,000 aggregate principal amount of 8.50% Secured Notes was issued in a private placement that included the issuance of warrants to purchase 3,869,000 shares of our common stock.  The warrants were exercisable on a cashless basis for $.01 per share for ten years after their issuance.  The total purchase price for the 8.50% Secured Notes and warrants issued in the private placement was $39,400,000. The fair value of the warrants was recorded in additional paid-in capital in the amount of $8,489,000. As of May 2013, all 3,869,000 warrants had been exercised and there were no warrants outstanding.

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

In July 2012, we entered into a second amendment to our credit agreement with PNC Bank. The amendment modified certain of the financial covenants under the existing agreement to (i) eliminate the fixed charge coverage ratio requirement for our fiscal quarters ended June 24, 2012, and September 30, 2012, and provide for aggregating the applicable measurement periods starting with our fiscal quarter ended December 30, 2012, and (ii) implement an additional EBITDA requirement for 2012.

In January 2013, we entered into a consent and third amendment to our credit agreement with PNC Bank. Under the consent and amendment, PNC Bank consented to the January 2013 debt transactions, including the private placement and the repurchases, and the granting of the liens to secure the 10.875% Notes.

In October 2013, we entered into a waiver and fourth amendment to our credit agreement with PNC Bank. The amendment modified the financial covenants, as previously amended, to eliminate the compliance requirement for our fourth quarter ended September 29, 2013, and change the measurement periods and adjust the financial covenants starting with our first quarter ended December 29, 2013, by excluding from such measurement periods all fiscal quarters ended on or prior to September 29, 2013. With this waiver and amendment in place, we were in compliance with the terms, provisions and financial covenants of our credit agreement as of September 29, 2013.

From time to time, we borrow funds under the senior secured credit facility. As of March 30, 2014, we had $2,000,000 outstanding. Our average amount outstanding for the twenty-six weeks ended March 30, 2014, was $2,247,000. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement. As of March 30, 2014, we were in compliance with the covenants of our credit facility.

(7) COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have commitments under various capital and operating lease agreements. Assets acquired under capital leases are depreciated over the useful life of the asset.

The future minimum lease payments for all capital and operating leases as of March 30, 2014, are as follows:

	Capital Leases	Operating Leases
2014	$1,213	$912
2015	2,416	1,200
2016	2,037	657
2017	1,887	54
Thereafter	753	–
Total future minimum lease payments	8,306	2,823
Less: Interest	(782)	–
Total future minimum lease payments excluding interest	$7,524	$2,823

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

(8) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. Our other comprehensive (loss) income is comprised of unrealized gains and losses on foreign translation adjustments.

Accumulated other comprehensive (loss) income, net of tax (see Note 12 for a discussion of income taxes), was as follows:

Foreign Currency Translation Adjustments
Balance as of September 29, 2013	$(148)
Other comprehensive loss	(456)
Balance as of March 30, 2014	$(604)

Balance as of September 30, 2012	$(129)
Other comprehensive income	545
Balance as of March 31, 2013	$416

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

Late in December 2012, we decided to further consolidate and streamline our U.S. operations. We are vacating the portion of our Eau Claire, Wisconsin facility used for assembly operations by moving the equipment to other available space and as we shift more assembly production to our Thailand operation. In Hutchinson, we are consolidating our Development Center into our headquarters building, taking advantage of the space made available by moving component manufacturing from Hutchinson to Eau Claire in 2011. We are also in the process of moving our stamping operation from a facility we currently lease in Plymouth, Minnesota, to our headquarters building in Hutchinson, Minnesota. We believe that the decision to consolidate operations was a triggering event that required us to perform an impairment analysis to evaluate the recoverability of the carrying value of our long-lived assets. Our impairment analysis for the first quarter of 2013 indicated that no charge for impairment was required.

In connection with this consolidation of our operations, two of our facilities were offered for sale or lease, including the Eau Claire, Wisconsin assembly building and the Development Center building on our Hutchinson, Minnesota campus. During the first quarter of 2014, we received third-party interest in purchasing the Eau Claire assembly building. Based on the discussions regarding the potential sale of this building, we modified our forecast model to increase the probability of a sale of our Eau Claire assembly building and decrease the probability of a lease. Using these new weightings for sale and lease, the carrying value of our assets exceeded the expected undiscounted cash flows indicating a trigger of potential impairment. As a result, we evaluated the recoverability of the Eau Claire assembly building based on these circumstances and recorded an impairment charge of $4,470,000 included in the line item “Asset impairment” in our consolidated statement of operations. The building and related assets had remaining useful lives ranging from 15 to 30 years. We determined the long-lived assets did not meet the criteria to be classified as assets held for sale.

During the second quarter of 2014, we sold the Eau Claire, Wisconsin  assembly building, and related real and personal property for net proceeds of $4,364,000. We will continue to own and operate the remaining portion of the Eau Claire facility, representing approximately 700,000 square feet of floor space.

(10)  SEVERANCE AND SITE CONSOLIDATION EXPENSES

A summary of our severance and site consolidation expenses as of March 30, 2014, is as follows:

	Severance	Site Consolidation Expenses	Total
Accrual balances, September 30, 2012	$–	$–	$–
Restructuring charges	1,018	–	1,018
Cash payments	(631)	–	(631)
Accrual balances, December 30, 2012	387	–	387
Restructuring charges	194	138	332
Cash payments	(581)	(138)	(719)
Accrual balances, March 31, 2013	–	–	–
Restructuring charges	–	638	638
Cash payments	–	(638)	(638)
Accrual balances, June 30, 2013	–	–	–
Restructuring charges	–	885	885
Cash payments	–	(885)	(885)
Accrual balances, September 29, 2013	–	–	–
Restructuring charges	–	592	592
Cash payments	–	(592)	(592)
Accrual balances, December 29, 2013	–	–	–
Restructuring charges	366	284	650
Cash payments	–	(284)	(284)
Accrual balances, March 30, 2014	$366	$–	$366

During the first quarter of 2013, we identified approximately 55 positions to be eliminated as part of our continued focus on overall cost reduction. This resulted in $1,212,000 of severance expense during the first and second quarters of 2013.

During the second quarter of 2014, as part of shutting down our Eau Claire, Wisconsin assembly operations and our continued consolidation efforts, we identified approximately 70 positions to be eliminated. This resulted in an estimated $366,000 of severance expense that will be paid during the third and fourth quarters of 2014. As of March 30, 2014, the severance had not yet been paid.

In connection with the consolidation of our operations, as discussed above, we incurred site consolidation expenses of $1,661,000 during 2013 and $876,000 during the twenty-six weeks ended March 30, 2014. The site consolidation expenses consist primarily of internal labor and contractors.

(11)  OTHER INCOME (EXPENSE)

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other income (expense), net” in our consolidated statements of operations. For the thirteen weeks and twenty-six weeks ended March 30, 2014, we recognized a foreign currency gain of $576,000 and a foreign currency loss of $2,594,000, respectively. For the thirteen weeks and twenty-six weeks ended March 31, 2013, we recognized a foreign currency gain of $1,980,000 and $2,118,000, respectively. These were primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

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

The income tax benefit for the twenty-six weeks ended March 30, 2014, was $791,000, compared to the income tax provision of $9,000 for the twenty-six weeks ended March 31, 2013. For the twenty-six weeks ended March 30, 2014, we recognized an $859,000 benefit due to reserves for certain tax refunds that were released due to the expiration of the applicable statute of limitations.

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

Under our equity incentive plan, we also have issued restricted stock units (“RSUs”) to employees, including our officers. RSUs generally vest over three years in annual installments commencing one year after the date of grant. We recognize compensation expense for the RSUs over the service period equal to the fair market value of the RSUs on the date of issuance. Upon vesting, RSUs convert to shares in accordance with the terms of the equity incentive plan under which they were issued.

We recorded stock-based compensation expense related to our stock options, RSUs and common stock, included in selling, general and administrative expenses, of $224,000 and $314,000 for the thirteen weeks ended March 30, 2014, and March 31, 2013, respectively; and $592,000 and $403,000 for the twenty-six weeks ended March 30, 2014, and March 31, 2013, respectively. As of March 30, 2014, $2,432,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 22 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the twenty-six weeks ended March 30, 2014, and March 31, 2013, was $2.34 and $1.27, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Twenty-Six Weeks Ended
	March 30, 2014	March 31, 2013
Risk-free interest rate	2.3%	1.3%
Expected volatility	80.0%	80.0%
Expected life (in years)	8.0	8.0
Dividend yield	–	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the twenty-six weeks ended March 30 2014, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)
Outstanding at September 29, 2013	3,168,924	12.15	5.5
Granted	340,000	3.06
Exercised	(10,334)	2.45
Expired/Canceled	(199,760)	29.46
Outstanding at March 30, 2014	3,298,830	10.20	5.7
Options exercisable at March 30, 2014	2,673,265	12.01	4.9

The aggregate intrinsic value at March 30, 2014, of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding was $651,000. The aggregate intrinsic value of our stock options exercisable at March 30, 2014, was $349,000.

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Life (yrs.)
Non-vested at September 29, 2013	819,685	1.59	8.3
Granted	340,000	2.34
Vested	(523,286)	1.75
Canceled	(10,834)	1.84
Non-vested at March 30, 2014	625,565	1.86	9.1

The following table summarizes information concerning currently outstanding and exercisable stock options:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number Outstanding	Weighted-Average Remaining Contractual Life (yrs.)	Weighted-Average Price ($)	Number Exercisable	Weighted-Average Exercise Price ($)
1.45	-	3.00	912,387	8.8	2.12	316,822	1.65
3.01	-	5.00	893,635	6.1	3.06	863,635	3.04
5.01	-	10.00	546,933	5.7	7.33	546,933	7.33
10.01	-	45.06	945,875	2.4	26.38	945,875	26.38
	Total		3,298,830	5.7	10.20	2,673,265	12.01

RSU transactions during the twenty-six weeks ended March 30, 2014, are summarized as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value ($)
Non-vested at September 29, 2013	983,058	1.59
Granted	346,750	2.98
Vested	(454,810)	1.52
Canceled	(7,649)	1.63
Non-vested at March 30, 2014	867,349	2.18

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

(15)  (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted (loss) earnings per share identifies the dilutive effect of potential common shares using net (loss) income available to common shareholders and is computed using the treasury stock method for outstanding stock options and the if-converted method for the 8.50% Convertible Notes, and (ii) in accordance with FASB guidance relating to the effect of contingently convertible instruments on diluted earnings per share for the 3.25% Notes. As of March 31, 2013 there were no 3.25% Notes outstanding. A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Net (loss) income	$(8,706)	$1,867	$(24,052)	$(4,655)

Weighted-average common shares outstanding	28,047	25,319	27,923	24,635
Dilutive potential common shares	–	1,236	–	–
Weighted-average common and diluted shares outstanding	28,047	26,555	27,923	24,635

Basic (loss) earnings per share	$(0.31)	$0.07	$(0.86)	$(0.19)

Diluted (loss) earnings per share	$(0.31)	$0.07	$(0.86)	$(0.19)

Diluted loss per share for the thirteen weeks ended March 30, 2014, excludes potential common shares of 532,000 using the treasury stock method, and 4,630,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted earnings per share for the thirteen weeks ended March 31, 2013, includes potential common shares and warrants of 1,236,000 using the treasury stock method.   Diluted earnings per share for the thirteen weeks ended March 31, 2013, excludes potential common shares of 5,156,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for the twenty-six weeks ended March 30, 2014, excludes potential common shares of 489,000 using the treasury stock method, and 4,630,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for the twenty-six weeks ended March 31, 2013, excludes potential common shares and warrants of 1,088,000 using the treasury stock method, and 5,979,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive.

As discussed in Note 6, we issued warrants to purchase 3,869,000 shares of our common stock in a private placement.  As of May 2013, all 3,869,000 warrants had been exercised and there were no warrants outstanding.

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

Level 3 –	Inputs that are unobservable for the asset or liability and that are significant to the fair value of the assets or liabilities.

The following tables present our assets that are measured at fair value on a recurring basis at March 30, 2014, and September 29, 2013:

	Fair Value Measurements at March 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$39,036	$–	$–	$39,036
Available-for-sale securities	1,200	–	–	1,200
Total assets	$40,236	$–	$–	$40,236

	Fair Value Measurements at September 29, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$39,403	$–	$–	$39,403
Available-for-sale securities	1,200	–	–	1,200
Total assets	$40,603	$–	$–	$40,603

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

Our 10.875% Notes have not experienced trading activity; therefore the fair value estimate was based on the closing market prices of comparable debt as of the end of the fiscal quarter. The fair value of the 10.875% Notes was classified in Level 2 of the fair value hierarchy.

The fair value of the PNC Bank credit facility’s carrying value is a reasonable estimate of fair value.

The estimated fair values of our short- and long-term debt were as follows on each of the indicated dates:

	March 30, 2014		September 29, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.50% Convertible Notes	$39,822	$37,433	$39,822	$38,357
8.50% Secured Notes	78,931	74,491	78,931	72,222
10.875% Notes	12,200	13,172	12,200	12,909
Credit Facility	2,000	2,000	3,980	3,980

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2014” mean our fiscal year ending September 28, 2014, references to “2013” mean our fiscal year ended September 29, 2013, and references to “2012” mean our fiscal year ended September 30, 2012.

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

Sales to our four largest customers constituted 97% of net sales for the twenty-six weeks ended March 30, 2014, as shown in the following table.

Customer	Percentage of Sales
Western Digital Corporation	60%
Seagate Technology, LLC	17%
SAE Magnetics, Ltd/TDK Corporation	15%
HGST (a Western Digital company)	5%

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

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

	Suspension Assembly Shipments by Quarter
	2013				2014
	First	Second	Third	Fourth	First	Second
Suspension assembly shipment quantities	104	99	99	103	116	102

Our suspension assembly shipments totaled 116 million in the first quarter of 2014, up 13% compared with 103 million in the fourth quarter of 2013. The increase was primarily due to suspension assembly demand for 2.5” mobile drives that was particularly strong during the first quarter of 2014. In the second quarter of 2014, suspension assembly shipments decreased to 102 million. The decrease was due to weakness in the enterprise segment, which utilizes a higher number of suspensions per drive, slower-than-expected ramps on certain new customer programs and seasonally weak demand.

Average selling price was $0.57 for the second quarter of 2014, $0.59 for the first quarter of 2014 and $0.60 for the fourth quarter of 2013. The decline in the second quarter of 2014 resulted from certain dual-stage actuated (“DSA”) suspension assemblies transitioning to high-volume pricing, coupled with a slower-than-expected shift in product mix toward more DSA products. Shipments of DSA suspensions, which carry a higher selling price and cost more to manufacture, accounted for 24% of our second quarter 2014 shipments and 23% of both our first quarter 2014 and our fourth quarter 2013 shipments.

Gross profit in the second quarter of 2014 was $5,863,000, or 10% of net sales, compared with $5,530,000, or 8% of net sales, in the first quarter of 2014. Both represent increases from a $372,000 gross loss in the fourth quarter of 2013. Gross profit in the first quarter of 2014 benefited from the higher shipment volume in that quarter and from improved manufacturing yields at our Thailand assembly operation and from our components processes. Gross profit in the second quarter of 2014 improved as we leveraged our capacity to build inventory that will be used to facilitate the transfer of additional production to our Thailand plant. We also further improved yields at our Thailand and U.S. assembly operations and in our TSA+ process. Our Thailand operation accounted for 55% of our assembly production during the second quarter of 2014, up from 52% in the first quarter of 2014. In the third quarter of 2014, we expect our Thailand operation will account for approximately 60-65% of our total assembly production.

As part of our continued consolidation efforts, we have moved most of our Development Center operations to our headquarters building. The Development Center building is currently offered for sale or lease. We are also in the process of moving our stamping operation from a facility we currently lease in Plymouth, Minnesota, to our headquarters building in Hutchinson, Minnesota. In total, we incurred site consolidation expenses of $1,661,000 during 2013 and $876,000 during the twenty-six weeks ended March 30, 2014. The site consolidation expenses consist primarily of internal labor and contractors. We expect to complete the consolidation of our U.S operations by the end of 2014.

During the second quarter of 2014, we sold our Eau Claire, Wisconsin assembly building, and related real and personal property for net proceeds of $4,364,000. We will continue to own and operate the remaining portion of the Eau Claire facility, representing approximately 700,000 square feet of floor space. As part of the Eau Claire, Wisconsin assembly shutdown and our continued consolidation efforts, we also identified approximately 70 positions to be eliminated at this location. This resulted in an estimated $366,000 of severance expense that will be paid during the third and fourth quarters of 2014.  As of March 30, 2014, the severance had not yet been paid.

Despite near-term weakness in demand, we continue to believe we are well positioned with our key customers and that should translate into increased demand. As part of our ongoing effort to be the industry’s lowest cost producer of suspension assemblies, we will continue to strengthen our competitive position by advancing our DSA products and further improving our progress toward our manufacturing yield and efficiency targets. In addition, we are not yet realizing the full benefits related to the shift of assembly manufacturing to our Thailand plant and the consolidation of our U.S. operations. These benefits will become more significant to our financial performance in the latter part of calendar 2014.

Outlook

We expect suspension assembly shipments in the historically weaker third quarter of 2014 to be relatively flat with the second quarter of 2014. Our average selling price is expected to be relatively flat before rising slightly in the fourth quarter of 2014 as DSA suspensions become a higher percentage of our shipments. As a result of a planned decrease in production volumes, we expect our third quarter of 2014 gross profit to decline compared to our second quarter of 2014 gross profit.

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 30, 2014 vs. Thirteen Weeks Ended March 31, 2013

Net sales for the thirteen weeks ended March 30, 2014, were $60,699,000, compared to $60,930,000 for the thirteen weeks ended March 31, 2013, a decrease of $231,000. Suspension assembly shipments increased slightly but were offset by a decrease in our average selling price.

Gross profit for the thirteen weeks ended March 30, 2014, was $5,863,000, compared to gross profit of $7,977,000 for the thirteen weeks ended March 31, 2013, a decrease of $2,114,000. Gross profit was 10% of net sales for the thirteen weeks ended March 30, 2014, compared to 13% of net sales for the thirteen weeks ended March 31, 2013. Although suspension assembly shipments increased slightly, the decline in gross profit was due to higher variable costs due to shipping a higher mix of DSA product and product that uses purchased flexures. Both quarters benefited from building inventory.

Research and development expenses for the thirteen weeks ended March 30, 2014, were $4,389,000, compared to $3,485,000 for the thirteen weeks ended March 31, 2013, an increase of $904,000. The increase was primarily due to higher expenses to support our new business development opportunities outside of the disk drive industry.

Selling, general and administrative expenses for the thirteen weeks ended March 30, 2014, were $6,212,000, compared to $6,216,000 for the thirteen weeks ended March 31, 2013, a decrease of $4,000.

During the thirteen weeks ended March 30, 2014, we identified approximately 70 positions to be eliminated as part of our continued consolidation effort. This and our site consolidation activities resulted in $650,000 of severance and site consolidation expenses, compared to $332,000 for the thirteen weeks ended March 31, 2013. The site consolidation expenses were primarily internal labor and contractors related to the consolidation.

Other income (expense), net, for the thirteen weeks ended March 30, 2014, included a foreign currency gain of $576,000, compared to a foreign currency gain of $1,980,000 for the thirteen weeks ended March 31, 2013. These gains were primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

Twenty-Six Weeks Ended March 30, 2014 vs. Twenty-Six Weeks Ended March 31, 2013

Net sales for the twenty-six weeks ended March 30, 2014, were $131,011,000, compared to $124,629,000 for the twenty-six weeks ended March 31, 2013, an increase of $6,382,000. Suspension assembly sales increased $5,815,000 for the twenty-six weeks ended March 30, 2014, primarily as a result of a 7% increase in suspension assembly unit shipments due to strong demand in our first quarter of 2014.  The increase in shipments was partially offset by a slight decrease in our average selling price compared to the same period of 2013.

Gross profit for the twenty-six weeks ended March 30, 2014, was $11,393,000, compared to gross profit of $15,398,000 for the twenty-six weeks ended March 31, 2013, a decrease of $4,005,000. Gross profit as a percent of net sales was 9% and 12% for the twenty-six weeks ended March 30, 2014, and March 31, 2013, respectively. Although suspension assembly shipments increased slightly, the decline in gross profit was due to higher variable costs due to shipping a higher mix of DSA product and product that uses purchased flexures. Both twenty-six week periods benefited from building inventory.

Research and development expenses for the twenty-six weeks ended March 30, 2014, were $8,331,000, compared to $6,824,000 for the twenty-six weeks ended March 31, 2013, an increase of $1,507,000. The increase was primarily due to higher expenses to support our new business development opportunities outside of the disk drive industry.

Selling, general and administrative expenses for the twenty-six weeks ended March 30, 2014, were $12,075,000, compared to $12,382,000 for the twenty-six weeks ended March 31, 2013, a decrease of $307,000.

During the twenty-six weeks ended March 30, 2014, we identified approximately 70 positions to be eliminated as part of our continued consolidation effort. This and our site consolidation activities resulted in $1,242,000 of severance and site consolidation expenses in that period. During the twenty-six weeks ended March 31, 2013, we identified approximately 55 positions to be eliminated as part of our continued focus on overall cost reduction. This and our site consolidation activities resulted in $1,350,000 of severance and site consolidation expenses in that period. The site consolidation expenses were primarily internal labor and contractors related to the consolidation.

The twenty-six weeks ended March 30, 2014, included an asset impairment charge of $4,470,000 on our Eau Claire, Wisconsin assembly building and related assets, as discussed above.

Other income (expense), net, for the twenty-six weeks ended March 30, 2014, included a foreign currency loss of $2,594,000, compared to a foreign currency gain of $2,118,000 for the twenty-six weeks ended March 31, 2013. These gains and losses were primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

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

The income tax benefit for the twenty-six weeks ended March 30, 2014, was $791,000, compared to the income tax provision of $9,000 for the twenty-six weeks ended March 31, 2013. For the twenty-six weeks ended March 30, 2014, we recognized an $859,000 benefit due to reserves for certain tax refunds that were released due to the expiration of the applicable statute of limitations.

Liquidity and Capital Resources

Although net sales increased in the first half of 2014, and increased slightly in the last quarter of 2013, our net sales have decreased significantly in recent years. We continue to incur net losses which have dampened our ability to generate cash from operations. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations, our credit facility and additional financing, if needed and as available given contractual restrictions, current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, debt service and capital expenditures through 2014. We currently have outstanding $39,822,000 aggregate principal amount of our 8.50% Convertible Notes which was classified as current in our consolidated balance sheets as of March 30, 2014. Holders of our 8.50% Convertible Notes may require us to purchase all or a portion of their 8.50% Convertible Notes for cash as early as January 15, 2015. We also have outstanding $78,931,000 aggregate principal amount of our 8.50% Secured Notes and $12,200,000 aggregate principal amount of our 10.875% Notes. Our 8.50% Secured Notes and our 10.875% Notes mature on January, 15, 2017.

We may from time to time seek to prepay or retire our outstanding debt through cash purchases in open market or privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results, contractual restrictions and general economic and capital market conditions. We cannot be certain that we will be able to raise additional financing on terms acceptable to us, including covenants that we will be able to comply with in the short term, or at all, if needed. We sold a portion of one of our facilities in the second quarter of 2014 and have a facility in Hutchinson, Minnesota currently offered for sale or lease, which may provide an additional source of cash. If we are unable to obtain new financing, if and when necessary, our future financial results and liquidity could be materially adversely affected.

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations, our senior secured credit facility, leasing and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents decreased from $39,403,000 at September 29, 2013, to $39,036,000 at March 30, 2014. Our short-term investments remained at $1,200,000 and are restricted in use. In total, our cash and cash equivalents and short-term investments decreased by $367,000.

Cash Provided by Operating Activities

Cash used for operating activities for the twenty-six weeks ended March 30, 2014, was $188,000, compared to $2,153,000 of cash provided from operating activities for the twenty-six weeks ended March 31, 2013. The decrease in operating cash flows was primarily due to a higher net loss partially offset by favorable changes in working capital.

Cash Provided by Investing Activities

For the twenty-six weeks ended March 30, 2014, cash provided by investing activities was $1,828,000, compared to $5,730,000 of cash used for investing activities for the twenty-six weeks ended March 31, 2013. For the twenty-six weeks ended March 30, 2014, the cash provided was primarily due to $6,395,000 of equipment sale/leaseback transactions in the U.S. and Thailand, $4,364,000 in proceeds from the sale of a portion our Eau Claire, Wisconsin building  and the release of $1,549,000 of restricted cash that was temporarily held in our senior secured credit facility collections account. Cash provided by these activities was offset by $10,480,000 of capital expenditures primarily for manufacturing equipment for new process technology and capability improvements and product tooling.

Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. We anticipate capital expenditures will total approximately $20,000,000 in 2014, primarily for product tooling and manufacturing equipment for new process technology and capability improvements, such as DSA suspension assemblies. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents, our senior secured credit facility, leasing, or additional financing, if available given current credit market conditions and our financial performance.

Cash Used in Financing Activities

Cash used for financing activities for the twenty-six weeks ended March 30, 2014, was $2,686,000, compared to $10,140,000 for the twenty-six weeks ended March 31, 2013. The cash used for the twenty-six weeks ended March 30, 2014, was primarily due to a $1,980,000 repayment of borrowings from our senior secured credit facility and $732,000 of capital lease payments. The cash used in the twenty-six weeks ended, March 31, 2013, was primarily due to $11,886,000 used for the redemption of all our remaining outstanding 3.25% Notes, and $11,583,000 used for the repurchase of outstanding 8.50% Convertible Notes, offset by $11,590,000 in proceeds from the private placement of our 10.875% Notes and $2,289,000 of net borrowings from our senior secured credit facility.

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

Our credit agreement with PNC Bank and the indentures governing the 8.50% Secured Notes and the 10.875% Notes each contain certain covenants that, among other things, limit our and our restricted subsidiaries’ ability to incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; enter into operating leases; merge, consolidate or sell substantially all of our assets; make capital expenditures; change the nature of our business; and expend the assets or free cash flow of certain subsidiaries. The indentures also limit the amount of our consolidated total assets and free cash flow that can be attributable to subsidiaries that have not guaranteed the 8.50% Secured Notes or, in certain cases, have not pledged their stock to secure the 8.50% Secured Notes.

In January 2013, we entered into a consent and third amendment to our credit agreement with PNC Bank. Under the consent and amendment, PNC Bank consented to our January 2013 debt transactions described below, including the debt private placement and the debt repurchases, and the granting of liens to secure our 10.875% Notes.

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

From time to time, we borrow funds under the senior secured credit facility. As of March 30, 2014, we had $2,000,000 outstanding which was repaid early in the following quarter. Our average outstanding balance in the twenty-six weeks ended March 30, 2014 was $2,247,000. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement. As of March 30, 2014, we were in compliance with the covenants of our credit facility.

If we are unable to generate sufficient operating results in future quarters, we may not be able to comply with financial covenants in the credit agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period.

3.25% Notes Redemption - In accordance with the terms of the indenture governing the 3.25% Notes and a notice of redemption thereunder, all $11,885,875 aggregate principal amount of 3.25% Notes were redeemed on or before February 2, 2013, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. Interest on the 3.25% Notes called for redemption ceased to accrue as of February 2, 2013. Payment of the redemption price was funded by cash on hand. After completion of the redemption, no 3.25% Notes remained outstanding.

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

Capital Leases – As of March 30, 2014, we have remaining capital lease payment obligations of $7,524,000. We expect to enter into more leasing transactions throughout 2014.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

There have not been any recently adopted accounting standards.

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: demand for and shipments of our products, our market position, program ramps, product mix and adoption, production capabilities and volumes,  our operations in Thailand and the United States, capital spending, operating expenses, average selling prices, product costs, operating performance, technology, development, data density trends and storage capacity requirements, customer yields, inventory levels, company-wide financial performance, our business model, cost reductions and economic and market conditions. demand for and shipments of the company’s products, our market position, program ramps, product mix and adoption, pricing, production capabilities and volumes, product costs, our operations in Thailand and the United States, capital spending, operating expenses, and the company’s business model, operating performance and financial results. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan,” “goal” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended September 29, 2013. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Except as otherwise required by law, we undertake no obligation to update any forward-looking statement for any reason. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted in this Item 3, there have been no material changes in our exposure to market risk or to our quantitative and qualitative disclosures about market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013.

As of March 30, 2014, we had $130,953,000 carrying value of fixed rate debt which had a fair market value of approximately $125,096,000. We used trading activity to determine the fair market value of the 8.50% Convertible Notes and the 8.50% Secured Notes. The 10.875% Notes have not had trading activity, therefore the fair market value estimate for these notes was based on the closing market price of comparable debt as of the end of the fiscal quarter. The fair value of our senior secured credit facility’s carrying value is a reasonable estimate of fair value.

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

We are exposed to various market risks and potential loss arising from changes in interest rates and foreign currency exchange rates in connection with our cash, cash equivalents and marketable securities held in investment accounts.

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

HUTCHINSON TECHNOLOGY INCORPORATED

Date:	May 2, 2014	By	/s/ Richard J. Penn
Richard J. Penn
President and Chief Executive Officer

Date:	May 2, 2014	By	/s/ David P. Radloff
David P. Radloff
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of HTI	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 16, 2013	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically