Form 10-Q
period 2014-06-29
HUTCHINSON TECHNOLOGY INC
filed 2014-08-01
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 29, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-34838

Hutchinson Technology Incorporated
(Exact name of registrant as specified in its charter)

Minnesota	41-0901840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West Highland Park Drive N.E. Hutchinson, Minnesota	55350
(Address of principal executive offices)	(Zip Code)

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

As of July 29, 2014, the registrant had 28,058,033 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	June 29, 2014	September 29, 2013
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$38,995	$39,403
Short-term investments restricted (Note 3)	1,195	1,200
Trade receivables, net	18,218	21,680
Other receivables	2,258	3,214
Inventories	51,574	44,285
Other current assets	3,276	6,383
Total current assets	115,516	116,165

Property, plant and equipment, net	156,618	186,914
Other assets	2,858	3,596
Total assets	$274,992	$306,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt, net of discount (Note 6)	$43,499	$3,980
Current portion of capital lease obligation	2,060	1,122
Accounts payable	16,200	23,535
Accrued expenses	9,237	6,066
Accrued compensation	9,910	9,251
Total current liabilities	80,906	43,954

Long-term debt, net of discount (Note 6)	86,799	123,023
Capital lease obligation	4,976	2,968
Other long-term liabilities	2,777	2,497
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 28,058,000 and 27,581,000 issued and outstanding	281	276
Additional paid-in capital	432,906	431,909
Accumulated other comprehensive loss	(590)	(148)
Accumulated loss	(333,063)	(297,804)
Total shareholders’ equity	99,534	134,233
Total liabilities and shareholders’ equity	$274,992	$306,675

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Net sales	$59,772	$61,308	$190,783	$185,937
Cost of sales	56,215	59,909	175,833	169,140
Gross profit	3,557	1,399	14,950	16,797

Research and development expenses	4,157	4,102	12,488	10,926
Selling, general and administrative expenses	5,268	5,585	17,343	17,967
Severance and site consolidation expenses (Note 10)	1,544	638	2,786	1,988
Asset impairment (Note 9)	–	–	4,470	–
Loss from operations	(7,412)	(8,926)	(22,137)	(14,084)

Other income (expense), net	179	(3,424)	(2,238)	(442)
Gain on extinguishment of debt	–	–	–	4,986
Interest income	28	22	63	84
Interest expense	(3,987)	(3,581)	(11,723)	(11,371)
Gain on short- and long-term investments	–	–	–	272
Loss before income taxes	(11,192)	(15,909)	(36,035)	(20,555)
Provision (benefit) for income taxes (Note 12)	15	(43)	(776)	(34)
Net loss	$(11,207)	$(15,866)	$(35,259)	$(20,521)
Basic loss per share	$(0.40)	$(0.59)	$(1.26)	$(0.81)
Diluted loss per share	$(0.40)	$(0.59)	$(1.26)	$(0.81)

Weighted-average common shares outstanding	28,055	27,084	27,967	25,451
Weighted-average diluted shares outstanding	28,055	27,084	27,967	25,451

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
(In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Net loss	$(11,207)	$(15,866)	$(35,259)	$(20,521)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes of $0	16	(646)	(442)	(101)
Other comprehensive income (loss)	16	(646)	(442)	(101)
Total comprehensive loss	$(11,191)	$(16,512)	$(35,701)	$(20,622)

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(In thousands)

	Thirty-Nine Weeks Ended
	June 29, 2014	June 30, 2013
OPERATING ACTIVITIES:
Net loss	$(35,259)	$(20,521)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	28,944	29,476
Stock-based compensation	976	741
Gain on short- and long-term investments	–	(272)
Loss on disposal of assets	80	125
Asset impairment charges (Note 9)	4,470	–
Non-cash interest expense	2,475	2,570
Gain on extinguishment of debt (Note 6)	–	(4,986)
Severance and site consolidation expenses (Note 10)	949	–
Changes in operating assets and liabilities	(2,293)	(4,065)
Cash provided by operating activities	342	3,068

INVESTING ACTIVITIES:
Capital expenditures	(13,396)	(15,037)
Proceeds from sale/leaseback of equipment	6,395	4,910
Proceeds from sale of building and related assets	4,364	–
Change in restricted cash	1,609	1,889
Purchases of marketable securities	(1,195)	(1,200)
Sales/maturities of marketable securities	1,200	1,472
Cash used for investing activities	(1,023)	(7,966)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	26	280
Repayments of capital lease	(1,230)	(511)
Repayments of revolving credit line	(153,950)	(176,271)
Proceeds from revolving credit line	154,770	176,271
Repayments of debt	–	(23,470)
Proceeds from private placement of debt	–	11,590
Debt refinancing costs (Note 6)	–	(359)
Cash used for financing activities	(384)	(12,470)

Effect of exchange rate changes on cash	657	–

Net decrease in cash and cash equivalents	(408)	(17,368)

Cash and cash equivalents at beginning of period	39,403	53,653

Cash and cash equivalents at end of period	$38,995	$36,285

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$5,736	$5,314
Income taxes paid	$154	$45
Assets acquired through capital lease	$4,209	$5,529

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

(1)  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements consists of normal recurring adjustments and reflects all adjustments which are, in the opinion of our management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we suggest that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our latest Annual Report on Form 10-K. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

(2)  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less.

As of June 29, 2014, and September 29, 2013, we had $2,117,000 and $3,721,000, respectively, of cash and cash equivalents that were restricted in use, which are classified in other current assets. These amounts covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account.

(3)  INVESTMENTS

A summary of our investments is as follows:

	June 29, 2014	September 29, 2013
Available-for-sale securities
U.S government debt securities	$1,195	$1,200

Our short-term investments are comprised of United States government debt securities. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive gain or loss within shareholders’ equity.

As of June 29, 2014, our short-term investments were scheduled to mature within one year.

As of June 29, 2014, and September 29, 2013, we had $1,195,000 and $1,200,000, respectively, of short-term investments that were restricted in use. The amounts are required by the State of Minnesota to be held as security for our self-insured workers compensation programs.

(4)  TRADE RECEIVABLES

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $18,218,000 at June 29, 2014, and $21,680,000 at September 29, 2013, are net of allowances for sales returns of $671,000 and $656,000, respectively.

During the thirteen weeks ended June 29, 2014, we entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Hongkong and Shanghai Banking Corporation Limited, Bangkok Branch (“HSBC”), under which our Thai subsidiary, Hutchinson Technology Operations (Thailand) Co. Ltd., sold, without recourse, an aggregate of $10,474,000 of its accounts receivable to HSBC and was paid 95% of the face value of the accounts receivable, less interest expense of LIBOR plus 1.75%. Upon full payment of the receivable by its customer to HSBC, our Thai subsidiary receives from HSBC the 5% remainder due on the receivable. As of June 29, 2014, there remained $512,669 to be paid to our Thai subsidiary from HSBC, all of which was included within the line item “Other receivables” on our condensed consolidated balance sheet.

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

September 29, 2013	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	June 29, 2014
$656	$1,365	($1,350)	$671

(5)  INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at June 29, 2014, and September 29, 2013:

	June 29, 2014	September 29, 2013

Raw materials	$20,343	$18,608
Work in process	13,092	9,306
Finished goods	18,139	16,371
	$51,574	$44,285

(6)  DEBT

Debt consisted of the following at June 29, 2014, and September 29, 2013:

	June 29, 2014	September 29, 2013

8.50% Convertible Notes	$39,822	$39,822
8.50% Convertible Notes debt discount	(1,123)	(2,535)
8.50% Secured Notes	78,931	78,931
8.50% Secured Notes debt discount	(3,909)	(4,870)
10.875% Notes	12,200	12,200
10.875% Notes debt discount	(423)	(525)
Credit Facility	4,800	3,980
Total debt, net of discounts	130,298	127,003
Less: Current maturities, net of discounts	(43,499)	(3,980)
Total long-term debt, net of discounts	$86,799	$123,023

8.50% Convertible Notes

We currently have outstanding $39,822,000 aggregate principal amount of 8.50% Convertible Senior Notes due 2026 (the “8.50% Convertible Notes”), which as of June 29, 2014 was classified as current on our consolidated balance sheets. We have been evaluating our alternatives for refinancing the 8.50% Convertible Notes and are working on a partial or full refinancing. The 8.50% Convertible Notes were issued in February 2011 as part of a tender/exchange pursuant to an indenture dated as of February 11, 2011. The 8.50% Convertible Notes are senior in right of payment to any of our existing and future subordinated indebtedness. Interest at a rate of 8.50% per annum is payable on the 8.50% Convertible Notes on January 15 and July 15 of each year. The 8.50% Convertible Notes mature on January 15, 2026. Each $1,000 principal amount of the 8.50% Convertible Notes is convertible into 116.2790 shares of our common stock (which is equal to an initial conversion price of approximately $8.60 per share), subject to adjustment.

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

Senior Secured Credit Facility

In September 2011, we entered into a revolving credit and security agreement with PNC Bank, National Association (“PNC Bank”). The credit agreement provides us with a senior secured credit facility in a principal amount of up to $35,000,000, subject to a borrowing base. The credit facility is secured by substantially all of the personal and real property of Hutchinson Technology Incorporated. The maturity date of the credit facility is October 1, 2014. We are currently working on an extension and amendment with PNC to keep the credit facility in place. The credit agreement contains certain financial covenants that require us to maintain a minimum fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), and minimum liquidity. We maintain an account at PNC Bank with a minimum balance of $15,000,000, as required under the credit agreement.

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

From time to time, we borrow funds under the senior secured credit facility. As of June 29, 2014, we had $4,800,000 outstanding. Our average amount outstanding for the thirty-nine weeks ended June 29, 2014, was $2,297,000. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement.

As of June 29, 2014, we were in compliance with the covenants of our credit facility. If we are unable to generate sufficient operating results in future quarters, we may not be able to comply with financial covenants in the credit agreement in future quarters.  If necessary, we intend to negotiate a wavier of any noncompliance or an amendment of the financial covenant specific to the applicable period.

Our ability to obtain additional financing, including potential alternatives for refinancing the 8.50% Convertible Notes and extension and amendment of the PNC credit facility, will depend upon a number of factors, including our future and historical performance and financial results, contractual restrictions and general economic and capital market conditions. We cannot be certain that we will be able to raise additional financing on terms acceptable to us, including covenants that we will be able to comply with in the short term, or at all, if needed.  If we are unable to obtain new financing, if and when necessary, our future financial results and liquidity could be materially adversely affected.

(7) COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have commitments under various capital and operating lease agreements. Assets acquired under capital leases are depreciated over the useful life of the asset.

The future minimum lease payments for all capital and operating leases as of June 29, 2014, are as follows:

	Capital Leases	Operating Leases
2014	$605	$423
2015	2,420	1,201
2016	2,040	657
2017	1,890	54
Thereafter	753	–
Total future minimum lease payments	8,306	2,335
Less: Interest	(672)	–
Total future minimum lease payments excluding interest	$7,036	$2,335

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

Accumulated other comprehensive loss, net of tax (see Note 12 for a discussion of income taxes), was as follows:

Foreign Currency Translation Adjustments
Balance as of September 29, 2013	$(148)
Other comprehensive loss	(442)
Balance as of June 29, 2014	$(590)

Balance as of September 30, 2012	$(129)
Other comprehensive loss	(101)
Balance as of June 30, 2013	$(230)

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

Late in December 2012, we decided to further consolidate and streamline our U.S. operations. We vacated the portion of our Eau Claire, Wisconsin facility used for assembly operations by moving the equipment to other available space and as we shifted more assembly production to our Thailand operation. In Hutchinson, we consolidated most of our Development Center into our headquarters building, taking advantage of the space made available by moving component manufacturing from Hutchinson to Eau Claire in 2011. We are also in the process of moving our stamping operation from a facility we currently lease in Plymouth, Minnesota, to our headquarters building in Hutchinson, Minnesota. We believe that the decision to consolidate operations was a triggering event that required us to perform an impairment analysis to evaluate the recoverability of the carrying value of our long-lived assets. Our impairment analysis for the first quarter of 2013 indicated that no charge for impairment was required.

In connection with this consolidation of our operations, two of our facilities were offered for sale or lease, including the Eau Claire, Wisconsin assembly building and the Development Center building on our Hutchinson, Minnesota campus. During the first quarter of 2014, we received third-party interest in purchasing the Eau Claire assembly building. Based on the discussions regarding the potential sale of this building, we modified our forecast model to increase the probability of a sale of our Eau Claire assembly building and decrease the probability of a lease. Using these new weightings for sale and lease, the carrying value of our assets exceeded the expected undiscounted cash flows indicating a trigger of potential impairment. As a result, we evaluated the recoverability of the Eau Claire assembly building based on these circumstances and recorded an impairment charge of $4,470,000 included in the line item “Asset impairment” in our condensed consolidated statement of operations. The building and related assets had remaining useful lives ranging from 15 to 30 years. We determined the long-lived assets did not meet the criteria to be classified as assets held for sale.

During the second quarter of 2014, we sold the Eau Claire, Wisconsin assembly building, and related real and personal property for net proceeds of $4,364,000. We will continue to own and operate the remaining portion of the Eau Claire facility, representing approximately 700,000 square feet of floor space.

(10)  SEVERANCE AND SITE CONSOLIDATION EXPENSES

A summary of our severance and site consolidation expenses as of June 29, 2014, is as follows:

	Severance	Site Consolidation Expenses	Total
Accrual balances, September 30, 2012	$–	$–	$–
Restructuring charges	1,018	–	1,018
Cash payments	(631)	–	(631)
Accrual balances, December 30, 2012	387	–	387
Restructuring charges	194	138	332
Cash payments	(581)	(138)	(719)
Accrual balances, March 31, 2013	–	–	–
Restructuring charges	–	638	638
Cash payments	–	(638)	(638)
Accrual balances, June 30, 2013	–	–	–
Restructuring charges	–	885	885
Cash payments	–	(885)	(885)
Accrual balances, September 29, 2013	–	–	–
Restructuring charges	–	592	592
Cash payments	–	(592)	(592)
Accrual balances, December 29, 2013	–	–	–
Restructuring charges	366	284	650
Cash payments	–	(284)	(284)
Accrual balances, March 30, 2014	$366	$–	$366
Restructuring charges	1,339	205	1,544
Cash payments	(756)	(205)	(961)
Accrual balances, June 29, 2014	$949	$–	$949

During the first quarter of 2013, we identified approximately 55 positions to be eliminated as part of our continued focus on overall cost reduction. This resulted in $1,212,000 of severance expense during the first and second quarters of 2013.

During the second quarter of 2014, as part of shutting down our Eau Claire, Wisconsin assembly operations and our continued consolidation efforts, we identified approximately 70 positions to be eliminated. This resulted in an estimated $366,000 of severance expense in the second quarter of 2014.

During the third quarter 0f 2014, we identified approximately 100 additional positions to be eliminated at our Eau Claire, Wisconsin and Hutchinson, Minnesota sites to further reduce costs.  This resulted in $1,339,000 of severance expense in the third quarter of 2014. We expect the total remaining 2014 severance and benefits payments of $949,000 will be complete by the end of our fourth quarter of 2014.

In connection with the consolidation of our operations, as discussed above, we incurred site consolidation expenses of $1,661,000 during 2013 and $1,081,000 during the thirty-nine weeks ended June 29, 2014. The site consolidation expenses consist primarily of internal labor and contractors.

(11)  OTHER INCOME (EXPENSE)

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other income (expense), net” in our condensed consolidated statements of operations. For the thirteen weeks and thirty-nine weeks ended June 29, 2014, we recognized a foreign currency gain of $123,000 and a foreign currency loss of $2,471,000, respectively. For the thirteen weeks and thirty-nine weeks ended June 30, 2013, we recognized a foreign currency loss of $3,368,000 and $1,249,000, respectively. These were primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

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

The income tax benefit for the thirty-nine weeks ended June 29, 2014, was $776,000, compared to the income tax benefit of $34,000 for the thirty-nine weeks ended June 30, 2013. For the thirty-nine weeks ended June 29, 2014, we recognized an $859,000 benefit due to reserves for certain tax refunds that were released due to the expiration of the applicable statute of limitations.

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

We recorded stock-based compensation expense related to our stock options, RSUs and common stock, included in selling, general and administrative expenses, of $384,000 and $374,000 for the thirteen weeks ended June 29, 2014, and June 30, 2013, respectively; and $976,000 and $741,000 for the thirty-nine weeks ended June 29, 2014, and June 30, 2013, respectively. As of June 29, 2014, $2,112,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 19 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirty-nine weeks ended June 29, 2014, and June 30, 2013, was $2.34 and $1.27, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirty-Nine Weeks Ended
	June 29, 2014	June 30, 2013
Risk-free interest rate	2.3%	1.3%
Expected volatility	80.0%	80.0%
Expected life (in years)	8.0	8.0
Dividend yield	–	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the thirty-nine weeks ended June 29, 2014, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)
Outstanding at September 29, 2013	3,168,924	12.15	5.5
Granted	340,000	3.06
Exercised	(10,334)	2.45
Expired/Canceled	(276,035)	28.49
Outstanding at June 29, 2014	3,222,555	9.82	5.6
Options exercisable at June 29, 2014	2,596,990	11.60	4.8

The aggregate intrinsic value at June 29, 2014, of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding was $272,000. The aggregate intrinsic value of our stock options exercisable at June 29, 2014, was $144,000.

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Life (yrs.)
Non-vested at September 29, 2013	819,685	1.59	8.3
Granted	340,000	2.34
Vested	(523,286)	1.75
Canceled	(10,834)	1.84
Non-vested at June 29, 2014	625,565	1.86	8.9

The following table summarizes information concerning currently outstanding and exercisable stock options:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number Outstanding	Weighted-Average Remaining Contractual Life (yrs.)	Weighted-Average Price ($)	Number Exercisable	Weighted-Average Exercise Price ($)
1.45	-	3.00	912,387	8.6	2.12	316,822	1.65
3.01	-	5.00	889,885	5.8	3.06	859,885	3.04
5.01	-	10.00	546,933	5.4	7.33	546,933	7.33
10.01	-	45.06	873,350	2.2	26.32	873,350	26.32
	Total		3,222,555	5.6	9.82	2,596,990	11.60

RSU transactions during the thirty-nine weeks ended June 29, 2014, are summarized as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value ($)
Non-vested at September 29, 2013	983,058	1.59
Granted	346,750	2.98
Vested	(458,726)	1.53
Canceled	(76,675)	2.17
Non-vested at June 29, 2014	794,407	2.17

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

(15)   LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share identifies the dilutive effect of potential common shares using net loss available to common shareholders and is computed using the treasury stock method for outstanding stock options and the if-converted method for the 8.50% Convertible Notes, and (ii) in accordance with FASB guidance relating to the effect of contingently convertible instruments on diluted loss per share for the 3.25% Notes. As of June 30, 2013 there were no 3.25% Notes outstanding. A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net loss	$(11,207)	$(15,866)	$(35,259)	$(20,521)

Weighted-average common shares outstanding	28,055	27,084	27,967	25,451
Dilutive potential common shares	–	–	–	–
Weighted-average common and diluted shares outstanding	28,055	27,084	27,967	25,451

Basic loss per share	$(0.40)	$(0.59)	$(1.26)	$(0.81)

Diluted loss per share	$(0.40)	$(0.59)	$(1.26)	$(0.81)

Diluted loss per share for the thirteen weeks ended June 29, 2014, excludes potential common shares of 217,000 using the treasury stock method, and 4,630,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted earnings per share for the thirteen weeks ended June 30, 2013, includes potential common shares and warrants of 815,000 using the treasury stock method. Diluted earnings per share for the thirteen weeks ended June 30, 2013, excludes potential common shares of 4,630,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirty-nine weeks ended June 29, 2014, excludes potential common shares of 338,000 using the treasury stock method, and 4,630,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirty-nine weeks ended June 30, 2013, excludes potential common shares and warrants of 458,000 using the treasury stock method, and 5,530,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive.

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

Level 3 –	Inputs that are unobservable for the asset or liability and that are significant to the fair value of the assets or liabilities.

The following tables present our assets that are measured at fair value on a recurring basis at June 29, 2014, and September 29, 2013:

	Fair Value Measurements at June 29, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$38,995	$–	$–	$38,995
Available-for-sale securities	1,195	–	–	1,195
Total assets	$40,190	$–	$–	$40,190

	Fair Value Measurements at September 29, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$39,403	$–	$–	$39,403
Available-for-sale securities	1,200	–	–	1,200
Total assets	$40,603	$–	$–	$40,603

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

Debt

The fair values of our 8.50% Convertible Notes and our 8.50% Secured Notes were determined based on the closing market price of the respective Notes as of the end of the fiscal quarter. The fair value of the 8.50% Convertible Notes and the 8.50% Secured Notes were classified in Level 1 of the fair value hierarchy.

Our 10.875% Notes have not experienced trading activity; therefore the fair value estimate was based on the closing market prices of comparable debt as of the end of the fiscal quarter. The fair value of the 10.875% Notes was classified in Level 2 of the fair value hierarchy.

The fair value of the PNC Bank credit facility’s carrying value is a reasonable estimate of fair value.

The estimated fair values of our debt were as follows on each of the indicated dates:

	June 29, 2014		September 29, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.50% Convertible Notes	$39,822	$38,329	$39,822	$38,357
8.50% Secured Notes	78,931	74,491	78,931	72,222
10.875% Notes	12,200	13,121	12,200	12,909
Credit Facility	4,800	4,800	3,980	3,980

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

Sales to our four largest customers constituted 97% of net sales for the thirty-nine weeks ended June 29, 2014, as shown in the following table.

Customer	Percentage of Sales
Western Digital Corporation	60%
Seagate Technology, LLC	19%
SAE Magnetics, Ltd/TDK Corporation	14%
HGST (a Western Digital company)	5%

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

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

Suspension Assembly Shipments by Quarter
	2013				2014
	First	Second	Third	Fourth	First	Second	Third
Suspension assembly shipment quantities	104	99	99	103	116	102	98

Our suspension assembly shipments totaled 116 million in the first quarter of 2014, up 13% compared with 103 million in the fourth quarter of 2013. The increase was primarily due to suspension assembly demand for 2.5” mobile drives that was particularly strong during the first quarter of 2014. In the second quarter of 2014, suspension assembly shipments decreased to 102 million. The decrease was due to weakness in the enterprise segment, which utilizes a higher number of suspensions per drive, slower-than-expected ramps on certain new customer programs and seasonally weak demand. The seasonally weak demand continued into the third quarter of 2014.

Average selling price increased to $0.58 for the third quarter of 2014, compared with $0.57 for the second quarter of 2014, $0.59 for the first quarter of 2014 and $0.60 for the fourth quarter of 2013. The decline in the second quarter of 2014 resulted from certain dual-stage actuated (“DSA”) suspension assemblies transitioning to high-volume pricing, coupled with a slower-than-expected shift in product mix toward more DSA products. The increase in the third quarter of 2014 resulted from a mix of products shipped that included other certain DSA suspension assemblies that carried higher development-stage pricing. Shipments of DSA suspensions, which carry a higher selling price and cost more to manufacture, accounted for 25% of our third quarter shipments, 24% of our second quarter 2014 shipments, and 23% of both our first quarter 2014 and our fourth quarter 2013 shipments.

Gross profit in the third quarter of 2014 was $3,557,000, or 6% of net sales, compared with $5,863,000 in the second quarter of 2014, or 10% of net sales, and $5,530,000, or 8% of net sales, in the first quarter of 2014. These quarters all represent increases from a $372,000 gross loss in the fourth quarter of 2013. Gross profit in the first quarter of 2014 benefited from the higher shipment volume in that quarter and from improved manufacturing yields at our Thailand assembly operation and from our components processes. Gross profit in the second quarter of 2014 improved as we leveraged our capacity to build inventory that will be used to facilitate the transfer of additional production to our Thailand plant. We also further improved yields at our Thailand and U.S. assembly operations and in our TSA+ process. Gross profit in the third quarter of 2014 declined as we decreased our production volume, which resulted in lower fixed cost absorption. Our Thailand operation accounted for 64% of our assembly production during the third quarter of 2014, up from 55% in the second quarter of 2014 and 52% in the first quarter of 2014. In the fourth quarter of 2014, we expect our Thailand operation will account for approximately 70-80% of our total assembly production.

We have made significant progress on our site consolidation efforts. We have moved most of our Development Center operations to our headquarters building. The Development Center building is currently offered for sale or lease. We are also in the process of moving our stamping operation from a facility we currently lease in Plymouth, Minnesota, to our headquarters building in Hutchinson, Minnesota. In total, we incurred site consolidation expenses of $1,661,000 during 2013 and $1,081,000 during the thirty-nine weeks ended June 29, 2014. The site consolidation expenses consist primarily of internal labor and contractors. We expect to complete the consolidation of our U.S operations by the end of 2014.

Near the end of the first quarter of 2014, we received third-party interest in a purchase of our Eau Claire assembly building. Based on the facts and circumstances known at that time, we evaluated the recoverability of the Eau Claire building and recorded an impairment charge of $4,470,000 included in the line item “Asset impairment” in our condensed consolidated statement of operations. During the second quarter of 2014, we sold our Eau Claire, Wisconsin assembly building, and related real and personal property for net proceeds of $4,364,000. We will continue to own and operate the remaining portion of the Eau Claire facility, representing approximately 700,000 square feet of floor space. As part of the Eau Claire, Wisconsin assembly shutdown and our continued consolidation efforts, we also identified approximately 70 positions to be eliminated at this location. This resulted in an estimated $366,000 of severance expense in the second quarter of 2014.

During the third quarter of 2014, we identified approximately 100 additional positions to be eliminated at our Eau Claire, Wisconsin and Hutchinson, Minnesota sites to further reduce costs. This resulted in an estimated $1,339,000 of severance expense in the third quarter of 2014. We expect the total remaining 2014 severance and benefits payments of $949,000 will be complete by the end of our fourth quarter of 2014.

With the progress we have made on our site consolidation and related restructuring efforts, we are confident that we have the industry’s lowest cost model for producing suspension assemblies. Our customers are recognizing what we have accomplished and our share positions on new customer programs are beginning to reflect that. Our customers are showing their support and commitment to us through higher shipment volume and increased collaboration on development efforts. In addition, we are not yet realizing the full benefits related to the shift of assembly manufacturing to our Thailand plant and the consolidation of our U.S. operations. These benefits will become more significant to our financial performance in the latter part of calendar 2014.

We are also making progress in our new business development initiative, which focuses on leveraging our precision manufacturing capabilities and equipment capacity to produce components in new market segments. As part of this effort, we were recently selected to provide an optical image stabilization (“OIS”) actuator for a smartphone camera and we have begun manufacturing this new product. The OIS actuator is based on shape memory alloy (“SMA”) technology that improves picture and video quality, particularly in low-light conditions, and offers performance and size advantages over current OIS solutions. We are bringing this product to market with our partner, Cambridge Mechatronics Ltd., a high technology design and engineering company based in Cambridge, England. The initial SMA OIS product will be used on a smartphone for the Chinese market that is scheduled for release in the fall of 2014. Our first OIS automated production line is being installed and will be ramping to volume in our fourth quarter of 2014. We are also working with other interested smartphone and camera module makers who are evaluating our OIS actuator for potential inclusion in their future products. While we are in the early stages with this product and volumes initially will be low, we are encouraged by the interest our OIS actuator is attracting and excited about the significant opportunity that the smartphone camera market provides.

Our credit agreement with PNC Bank which provides us with a senior secured credit facility matures on October 1, 2014.  We are currently working on an extension and amendment with PNC to keep the credit facility in place. We currently have outstanding $39,822,000 aggregate principal amount of our 8.50% Convertible Notes which was classified as current in our condensed consolidated balance sheet as of June 29, 2014. Holders of our 8.50% Convertible Notes may require us to purchase all or a portion of their 8.50% Convertible Notes for cash as early as January 15, 2015. We have been evaluating our alternatives for refinancing the 8.50% Convertible Notes and working on completing a partial or full refinancing. We also have outstanding $78,931,000 aggregate principal amount of our 8.50% Secured Notes and $12,200,000 aggregate principal amount of our 10.875% Notes. Our 8.50% Secured Notes and our 10.875% Notes mature on January 15, 2017.

Outlook

We expect suspension assembly shipments in the fourth quarter of 2014 to be 110 million to 115 million as customers’ production plans for hard disk drives increase and our participation on customers’ programs improves. Our average selling price is expected to be relatively flat with DSA suspension assemblies accounting for 25% to 30% of our fourth quarter shipments.  Gross profit in the fourth quarter of 2014 is expected to increase, compared to the third quarter of 2014, as higher suspension assembly shipment volumes and the benefits of cost reductions are partially offset by a reduction in finished goods inventories.

RESULTS OF OPERATIONS

Thirteen Weeks Ended June 29, 2014 vs. Thirteen Weeks Ended June 30, 2013

Net sales for the thirteen weeks ended June 29, 2014, were $59,772,000, compared to $61,308,000 for the thirteen weeks ended June 30, 2013, a decrease of $1,536,000. The decrease was due to a decline in suspension assembly shipments along with a slight decrease in average selling price.

Gross profit for the thirteen weeks ended June 29, 2014, was $3,557,000, compared to gross profit of $1,399,000 for the thirteen weeks ended June 30, 2013, an increase of $2,158,000. Gross profit was 6% of net sales for the thirteen weeks ended June 29, 2014, compared to 2% of net sales for the thirteen weeks ended June 30, 2013. Although suspension assembly shipments decreased and variable costs were higher due to shipping a higher mix of DSA product and product that uses purchased flexures, the increase in gross profit was primarily due to savings from our cost reduction actions.

Research and development expenses for the thirteen weeks ended June 29, 2014, were $4,157,000, compared to $4,102,000 for the thirteen weeks ended June 30, 2013, an increase of $55,000. The increase was primarily due to higher expenses to support our new business development activity related to the development of OIS actuators for smartphone cameras.

Selling, general and administrative expenses for the thirteen weeks ended June 29, 2014, were $5,268,000, compared to $5,585,000 for the thirteen weeks ended June 30, 2013, a decrease of $317,000. The decrease is primarily due to our cost reduction actions.

During the thirteen weeks ended June 29, 2014, we identified approximately 100 positions to be eliminated as part of our continued focus on overall cost reductions. This and our site consolidation activities resulted in $1,544,000 of severance and site consolidation expenses, compared to $638,000 for the thirteen weeks ended June 30, 2013. The site consolidation expenses were primarily supplies and internal labor related to the consolidation.

Other income (expense), net, for the thirteen weeks ended June 29, 2014, included a foreign currency gain of $123,000, compared to a foreign currency loss of $3,368,000 for the thirteen weeks ended June 30, 2013. The gain and loss were primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

Thirty-Nine Weeks Ended June 29, 2014 vs. Thirty-Nine Weeks Ended June 30, 2013

Net sales for the thirty-nine weeks ended June 29, 2014, were $190,783,000, compared to $185,937,000 for the thirty-nine weeks ended June 30, 2013, an increase of $4,846,000. Suspension assembly sales increased $5,815,000 for the thirty-nine weeks ended June 29, 2014, primarily as a result of a 4% increase in suspension assembly unit shipments. The increase in shipments was partially offset by a slight decrease in our average selling price compared to the same period of 2013.

Gross profit for the thirty-nine weeks ended June 29, 2014, was $14,950,000, compared to gross profit of $16,797,000 for the thirty-nine weeks ended June 30, 2013, a decrease of $1,847,000. Gross profit as a percent of net sales was 8% and 9% for the thirty-nine weeks ended June 29, 2014, and June 30, 2013, respectively. Although suspension assembly shipments increased, the decline in gross profit was due to higher variable costs associated with shipping a higher mix of DSA product and product that uses purchased flexures, partially offset by savings from cost reduction actions.

Research and development expenses for the thirty-nine weeks ended June 29, 2014, were $12,488,000, compared to $10,926,000 for the thirty-nine weeks ended June 30, 2013, an increase of $1,562,000. The increase was primarily due to higher expenses to support our new business development activity related to the development of OIS actuators for smartphone cameras.

Selling, general and administrative expenses for the thirty-nine weeks ended June 29, 2014, were $17,343,000, compared to $17,967,000 for the thirty-nine weeks ended June 30, 2013, a decrease of $624,000. The decrease is primarily due to our cost reduction actions.

For the thirty-nine weeks ended June 29, 2014, we identified a total of approximately 170 positions to be eliminated as part of our continued consolidation effort and our continued focus on overall cost reductions. This and our site consolidation activities resulted in $2,786,000 of severance and site consolidation expenses.

During first quarter of 2013, we identified approximately 55 positions to be eliminated as part of our continued focus on overall cost reduction. This and our site consolidation activities resulted in $1,350,000 of severance and site consolidation expenses. The site consolidation expenses were primarily internal labor and contractors related to the consolidation.

The thirty-nine weeks ended June 29, 2014, included an asset impairment charge of $4,470,000 on our Eau Claire, Wisconsin assembly building and related assets, as discussed above.

Other income (expense), net, for the thirty-nine weeks ended June 29, 2014, included a foreign currency loss of $2,471,000, compared to a foreign currency loss of $1,250,000 for the thirty-nine weeks ended June 30, 2013. These losses were primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

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

The income tax benefit for the thirty-nine weeks ended June 29, 2014, was $776,000, compared to the income tax benefit of $34,000 for the thirty-nine weeks ended June 30, 2013. For the thirty-nine weeks ended June 29, 2014, we recognized an $859,000 benefit due to reserves for certain tax refunds that were released due to the expiration of the applicable statute of limitations.

Liquidity and Capital Resources

We continue to incur net losses which have dampened our ability to generate cash from operations. We currently believe that our cash and cash equivalents, short-term investments, cash generated from operations, our credit facility and additional financing, if needed and as available given contractual restrictions, current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, debt service and capital expenditures through 2014. Our credit agreement with PNC Bank which provides us with a senior secured credit facility matures on October 1, 2014.  We are currently working on an extension and amendment with PNC to keep the credit facility in place. We currently have outstanding $39,822,000 aggregate principal amount of our 8.50% Convertible Notes which was classified as current in our condensed consolidated balance sheet as of June 29, 2014. Holders of our 8.50% Convertible Notes may require us to purchase all or a portion of their 8.50% Convertible Notes for cash as early as January 15, 2015. We have been evaluating our alternatives for refinancing the 8.50% Convertible Notes and working on a partial or full refinancing by the end of September 2014. We also have outstanding $78,931,000 aggregate principal amount of our 8.50% Secured Notes and $12,200,000 aggregate principal amount of our 10.875% Notes. Our 8.50% Secured Notes and our 10.875% Notes mature on January 15, 2017.

We may from time to time seek to prepay or retire our outstanding debt through cash purchases in open market or privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Our ability to obtain additional financing, including potential alternatives for refinancing the 8.50% Convertible Notes and extension and amendment of the PNC credit facility,  will depend upon a number of factors, including our future and historical performance and financial results, contractual restrictions and general economic and capital market conditions. We cannot be certain that we will be able to raise additional financing on terms acceptable to us, including covenants that we will be able to comply with in the short term, or at all, if needed. We sold a portion of one of our facilities in the second quarter of 2014 and have a facility in Hutchinson, Minnesota currently offered for sale or lease, which may provide an additional source of cash. If we are unable to obtain new financing, if and when necessary, our future financial results and liquidity could be materially adversely affected.

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations, our senior secured credit facility, leasing and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents decreased from $39,403,000 at September 29, 2013, to $38,995,000 at June 29, 2014. Our short-term investments decreased from $1,200,000 at September 29, 2013 to $1,195,000 at June 29, 2014 and are restricted in use. In total, our cash and cash equivalents and short-term investments decreased by $413,000.

Cash Provided by Operating Activities

Cash provided by operating activities for the thirty-nine weeks ended June 29, 2014, was $342,000, compared to $3,068,000 of cash provided from operating activities for the thirty-nine weeks ended June 30, 2013. The decrease in operating cash flows was primarily due to a higher net loss partially offset by favorable changes in working capital.

Cash Provided by Investing Activities

For the thirty-nine weeks ended June 29, 2014, cash used by investing activities was $1,023,000, compared to $7,966,000 of cash used for investing activities for the thirty-nine weeks ended June 30, 2013. The cash used for the thirty-nine weeks ended June 29, 2014, was primarily due to $13,396,000 of capital expenditures for manufacturing equipment for new process technology and capability improvements and product tooling offset by $6,395,000 of equipment sale/leaseback transactions in the U.S. and Thailand, $4,364,000 in proceeds from the sale of a portion our Eau Claire, Wisconsin building  and the release of $1,609,000 of restricted cash that was temporarily held in our senior secured credit facility collections account.

As of June 29, 2014, and September 29, 2013, we had $2,117,000 and $3,721,000, respectively, of cash and cash equivalents that were restricted in use. These amounts covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account.

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

Cash Used in Financing Activities

Cash used for financing activities for the thirty-nine weeks ended June 29, 2014, was $384,000, compared to $12,470,000 for the thirty-nine weeks ended June 30, 2013. The cash used for the thirty-nine weeks ended June 29, 2014, was primarily due to $1,230,000 of capital lease payments offset by an $820,000 increase in borrowings from our senior secured credit facility. The cash used in the thirty-nine weeks ended, June 30, 2013, was primarily due to $11,886,000 used for the redemption of all our remaining outstanding 3.25% Notes, and $11,583,000 used for the repurchase of outstanding 8.50% Convertible Notes, offset by $11,590,000 in proceeds from the private placement of our 10.875% Notes.

Bill of Exchange

During the thirteen weeks ended June 29, 2014, we entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with HSBC, under which our Thai subsidiary sold, without recourse, an aggregate of $10,474,000 of its accounts receivable to HSBC and was paid 95% of the face value of the receivable, less interest expense of LIBOR plus 1.75%. Upon full payment of the receivable by its customer to HSBC, our Thai subsidiary receives from HSBC the 5% remainder due on the receivable. As of June 29, 2014, there remained $512,669 to be paid to our Thai subsidiary from HSBC, all of which was included within the line item “Other receivables” on our condensed consolidated balance sheets.

Debt

Senior Secured Credit Facility - In September 2011, we entered into a revolving credit and security agreement with PNC Bank. The credit agreement provides us with a senior secured credit facility in a principal amount of up to $35,000,000, subject to a borrowing base. The credit facility is secured by substantially all of the personal and real property of Hutchinson Technology Incorporated. The maturity date of the credit facility is October 1, 2014. We are currently working on an extension and amendment with PNC to keep the credit facility in place. The credit agreement contains certain financial covenants that require us to maintain a minimum fixed charge coverage ratio, minimum EBITDA, and minimum liquidity. We maintain an account at PNC Bank with a minimum balance of $15,000,000, as required under the credit agreement.

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

From time to time, we borrow funds under the senior secured credit facility. As of June 29, 2014, we had $4,800,000 outstanding which was repaid early in the following quarter. Our average outstanding balance in the thirty-nine weeks ended June 29, 2014 was $2,297,000. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement. As of June 29, 2014, we were in compliance with the covenants of our credit facility.

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

Capital Leases – As of June 29, 2014, we have remaining capital lease payment obligations of $7,036,000. We expect to enter into more leasing transactions throughout 2014.

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

As of June 29, 2014, we had $130,953,000 carrying value of fixed rate debt which had a fair market value of approximately $125,941,000. We used trading activity to determine the fair market value of the 8.50% Convertible Notes and the 8.50% Secured Notes. The 10.875% Notes have not had trading activity, therefore the fair market value estimate for these notes was based on the closing market price of comparable debt as of the end of the fiscal quarter. The fair value of our senior secured credit facility’s carrying value is a reasonable estimate of fair value.

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

HUTCHINSON TECHNOLOGY INCORPORATED

Date: August 1, 2014	By	/s/ Richard J. Penn
Richard J. Penn
President and Chief Executive Officer

Date: August 1, 2014	By	/s/ David P. Radloff
David P. Radloff
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of HTI	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 16, 2013	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically