Form 10-K
period 2014-09-28
HUTCHINSON TECHNOLOGY INC
filed 2014-12-10
CIK 772897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 28, 2014

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

Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes☒ No ☐

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

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 28, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $74,574,000, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of December 5, 2014, the registrant had 32,212,819 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for the annual meeting of shareholders to be held on January 29, 2015 are incorporated by reference in Part III.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: the demand for and shipments of the company’s products, the company’s market position, technology, development, program ramps, product mix, pricing, production capabilities and volumes, product costs, inventory levels, the company’s operations in the U.S. and Thailand, site consolidation efforts, capital spending, repayment of debt, additional liquidity, operating expenses, cost reductions, market adoption and our production of optical image stabilization actuators and the company’s business model, operating performance and financial results. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan,” “goal” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” beginning on page 6. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

i

PART I

HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item 1. Business

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2015” mean our fiscal year ending September 27, 2015, references to “2014” mean our fiscal year ended September 28, 2014, references to “2013” mean our fiscal year ended September 29, 2013, references to “2012” mean our fiscal year ended September 30, 2012, references to “2011” mean our fiscal year ended September 25, 2011, references to “2010” mean our fiscal year ended September 26, 2010, and references to “2009” mean our fiscal year ended September 27, 2009.

OVERVIEW

We are a global supplier of critical precision component technologies. As a key supplier of suspension assemblies for disk drives, we help customers improve overall disk drive performance and meet the demands of an ever-expanding digital universe. Through our new business development initiatives, we focus on leveraging our unique precision manufacturing capabilities in new markets to improve product performance, reduce size, lower cost and reduce time to market.

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

We design our suspension assemblies with a focus on the increasing performance requirements of new disk drives, principally more complex, increased data density, improved head-to-disk stability during a physical shock event and reduced data access time. Increased capacity, improved reliability and performance, as well as the miniaturization of disk drives, generally require suspension assemblies with lower variability, specialized design, expanded functionality and greater precision. Manufacturing of these small and more complex suspension assemblies requires that we develop new manufacturing process capabilities. We will continue to invest, as needed, to advance suspension assembly technology, enhance our process capabilities and expand our production capacity. During 2014, we shipped 432 million suspension assemblies of all types, supplying all manufacturers of disk drives and head-gimbal assemblers.

As the disk drive industry has matured and consolidated, cost competitiveness has become an increasingly important factor to our customers. To meet this need, we have been reshaping the company with the intent of being the industry’s lowest cost producer of suspension assemblies. While we have continued to realize net operating losses, we have lowered our overall cost structure by significantly improving our operating efficiency, transitioning more assembly production to our lower cost Thailand operation and consolidating our U.S. operations. We believe that our vertically integrated model provides the best means to meet customers’ requirements and to be the low cost producer in the industry.

Effective October 1, 2012, we realigned our business into a single operating and reportable segment. Our chief operating decision maker now assesses financial performance of our company as a whole. Due primarily to the restructuring actions that occurred during 2012 and the additional cost reductions that we have made since the end of 2012, the operating losses from our biomeasurement products have been significantly reduced. In connection with this realignment, we also eliminated divisional presidents. We are continuing to look at partnering opportunities that can help us extract value from the biomeasurement technology that we have developed.

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

The following table shows, for each of 2014, 2013 and 2012, the relative contribution to net sales, in millions of dollars and percentages, of each product category:

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Suspension assemblies	$250.8	96%	$240.5	97%	$234.3	95%
Other revenue	10.3	4	9.1	3	14.3	5
Total net sales	$261.1	100%	$249.6	100%	$248.6	100%

See Note 10 to the consolidated financial statements contained in Item 15 below for financial information with respect to a distribution of revenue and long-lived assets by geographic area for each of 2014, 2013 and 2012. See also the Selected Financial Data in Item 6 below.

Suspension Assemblies. During 2014, we shipped 432 million suspension assemblies, compared to 404 million and 392 million in 2013 and 2012, respectively. We shipped suspension assemblies incorporating our internally produced flexures, as well as suspensions using purchased flexures.

We have the capability to produce multiple variations of suspension assemblies. This capability permits us to assist customers’ design efforts and meet the varied and changing requirements of specific customers. We have developed significant proprietary capabilities in the design and production of suspension assemblies for both current and new generations of higher performance disk drives and read/write heads. The continual pursuit of increased data density and lower storage costs is leading to suspension assemblies with flexures that have finer electrical conductors, greater lead counts and increased complexity, and to the adoption of value-added features for suspension assemblies, such as formed and polished headlifts, larger dampers with through-hole features, co-located micro actuators and a variety of limiter configurations. We continue to see an increase in the volume of dual-stage actuated (“DSA”) suspensions, which carry a higher selling price and cost more to manufacture. DSA suspension shipments increased to 26% of our 2014 product mix compared to 16% in 2013.

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

Other Revenue. To derive additional value from the unique expertise and capabilities in precision component manufacturing, tool design, tool build and metrology that we have developed in our suspension manufacturing, we are offering these capabilities to targeted companies in several industries outside of the disk drive industry. In 2014, $6,921,000, or 3% of our revenues were from new business development initiatives, compared to $5,911,000, or 2% in 2013. In the early stages of this effort, the revenues generated have been somewhat unpredictable quarter to quarter. We continue to explore a range of opportunities.

We enter into arrangements with customers to be reimbursed for disk drive industry-related engineering services and specific program capacity, which partially offset the costs of our investment. We recognize the associated revenue over the estimated life of the program to which the services and capacity relate. In 2014, $2,893,000 was for reimbursement of these disk drive industry-related engineering services and specific disk drive program capacity, compared to $2,482,000 in 2013.

In the first half of 2012, we had suspension assembly component sales of $4,051,000, primarily as a result of the flood-related capacity constraints in the disk drive industry that created demand for our suspension assembly components.

As part of our new businesses development effort, we were recently selected to provide an optical image stabilization (“OIS”) actuator for a smartphone camera and we have begun manufacturing this new product. Although we did not generate any revenue from this product in 2014, we began selling the OIS actuator product early in 2015. Our OIS actuator is based on shape memory alloy (“SMA”) technology and improves picture and video quality, particularly in low-light conditions, and offers performance, size and expected cost advantages over current OIS solutions. We are bringing this product to market with our partner, Cambridge Mechatronics Ltd., a high technology design and engineering company based in Cambridge, England. In addition to marketing, design and development, the partnership includes sharing in required investments and potential profits, if any. Our initial SMA OIS product will be used in a smartphone for the Chinese market that is scheduled for release late in calendar 2014. We are also working with other interested smartphone and camera module makers who are evaluating our SMA OIS actuator for potential inclusion in their future products.

While we are in the early stages with this product and volumes initially will be low, the smartphone camera market represents a significant growth opportunity for us. More companies are adopting OIS as a feature of their smartphone cameras. Apple and Samsung each recently introduced a high-end smartphone that uses OIS technology to improve camera performance. These phones use an OIS solution that is different from our SMA OIS but we believe their use of any OIS technology is strong evidence that adoption and growth of OIS is very real. We believe there is growing interest in our solution among smartphone and camera module makers. We are focusing on winning positions on new programs and increasing our production efficiency and capacity.

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

Our products require several manufacturing processes, each dependent on different technical disciplines, to ensure the high degree of precision and the process control necessary to meet strict customer requirements. The manufacturing processes we employ include photoetching, stamping, chemical deburring, automated optical inspection, image processing, plasma etching, electrolytic and electroless plating, precision forming, laser ablation/polishing and welding, metal deposition, ultrasonic cleaning, precision adhesive, assembly technology, and automated die bonding.

Our critical raw material needs are available through multiple sources of supply, with the following exceptions. Certain types of stainless steel, polyimide, adhesives, purchased flexures and photoresists are currently single-sourced because the raw materials provided by these sources meet our strict specifications. To protect against the adverse effect of a short-term supply disruption, we maintain several weeks’ supply of these materials and have multi-site manufacturing available and other sourcing options available. Similarly, we obtain certain customized equipment and related repair parts from single sources because of the specialization of the equipment and the quality of these supply sources. We continue to look for options that may reduce our risk of supply disruption.

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

The development of more complex next-generation read/write heads and continuing improvement in data density necessitate the further miniaturization of suspension component features, including finer conductor lines and spaces on our TSA+ flexures and further improvement of suspension performance through DSA or other means. We have and will continue to implement alternative technologies, as needed, which we believe will be required for manufacturing future generations of our products.

We have devoted and will continue to devote substantial resources to research and development efforts. Our research and development expenses were $17,316,000, $14,621,000 and $16,474,000, in 2014, 2013 and 2012, respectively. The reduction in research and development expenses from 2012 to 2013 was primarily related to cost reduction actions. The increase from 2013 to 2014 was primarily related to higher expenses to support our new business development activity related to the development of our SMA OIS actuator for smartphone cameras.

Customers and Marketing

Our disk drive products are sold principally through our account management team operating primarily from our headquarters in Hutchinson, Minnesota. Through subsidiaries, we have managers, technical representatives and quality coordinators in Asia. We sell our suspension assemblies to original equipment manufacturers for use in their products and to a subassembler who sells to original equipment manufacturers. Our account management team is organized by individual customer, and contacts are typically initiated with both the customer’s purchasing agents and its engineers. Our engineers and account management team together actively participate in the selling process and in maintaining customer relationships.

We maintain “vendor managed inventory,” or VMI, facilities near the major production centers of certain individual customers to assure that we meet the customers’ inventory requirements. Certain agreements with our customers provide that we maintain minimum finished goods inventory levels. A significant majority of our suspension assembly shipments are distributed to our customers in Thailand, Hong Kong and the Philippines. We also utilize our Thailand manufacturing facility to provide product logistics support, technical support and measurement services.

We are a supplier to all manufacturers of disk drives and head-gimbal assemblers. The following table shows our four largest customers for 2014, 2013 and 2012 as a percentage of net sales.

Customer	2014	2013	2012
Western Digital Corporation	60%	52%	26%
Seagate Technology, LLC	18%	14%	10%
SAE Magnetics, Ltd./TDK Corporation	15%	24%	47%
HGST (a Western Digital company)	4%	8%	12%

Sales to our four largest customers constituted 97%, 98% and 95% of net sales for 2014, 2013 and 2012, respectively. Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Western Digital, which may purchase read/write head assemblies that utilize our suspension assemblies from SAE Magnetics, Ltd./TDK Corporation (“SAE Magnetics”). During 2012, we sold a higher percentage of our suspension assemblies to SAE Magnetics due to flood-related constraints in the disk drive industry.

The disk drive industry has consolidated significantly in recent years. In December 2011, Seagate Technology, LLC acquired the hard disk drive business of Samsung Electronics Co., Ltd. In March 2012, Western Digital Corporation completed its acquisition of Hitachi Global Storage Technologies (HGST). We expect to continue to depend upon a limited number of customers for our disk drive industry sales, given the relatively small number of disk drive manufacturers and head-gimbal assemblers. Our results of operations could be adversely affected by reduced demand from any disk drive industry customer.

Backlog

We generally make our sales pursuant to purchase orders rather than long-term contracts. Our backlog of purchase orders was $32,067,000 at September 28, 2014, as compared to $42,759,000 at September 29, 2013. Our purchase orders may be changed or cancelled by customers on short notice. In addition, we believe that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Backlog should not be considered indicative of sales for any future period.

Seasonality

Historically, the disk drive industry has experienced seasonal demand, with higher levels of demand in the second half of the calendar year driven by consumer spending. Seasonal demand for our suspension assemblies generally tracks that of the disk drive industry and also may be delayed or accelerated by existing inventory levels in the supply chain.

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

Our principal competitors are Nihon Hatsujo Kabusikigaisha (“NHK”), Magnecomp Precision Technology Public Company Limited (“MPT”), a subsidiary of TDK Corporation, and NAT Peripheral (H.K.) Co., Ltd., (a joint venture of NHK and TDK Corporation). The NAT Peripheral joint venture has provided our customer, SAE Magnetics, the capability to produce suspension assemblies since calendar 2005. We believe that consolidation in the disk drive industry, including the affiliation between our competitor MPT and our customer SAE Magnetics, has resulted in shifts in certain industry supply chain alignments that have negatively impacted our competitive position since 2008. Our principal competitors in producing suspension flexures are Nitto Denko Corporation and Dai Nippon Corporation. Although we cannot be sure that the number of competitors will not increase in the future or that users of suspension assemblies will not develop internal capabilities to manufacture suspension assemblies or suspension assembly components, we believe that the number of entities that have the technical capability and capacity for producing precision suspension assemblies or components in large volumes will remain small.

We continually monitor technological developments in and potential threats to the disk drive storage market and we believe disk drives will remain the primary data storage technology for the foreseeable future. However, other types of data storage technology, such as solid state storage or flash (semiconductor) memory, have become competitive with certain disk drive applications, and therefore negatively affect the demand for our products. As an example, emerging applications requiring digital storage, particularly consumer electronics products that require lower storage capacity, are using flash memory, which has and may continue to limit growth opportunities for disk drive-based data storage.

Foreign Sales

Sales to foreign-based enterprises totaled $49,648,000, $79,691,000 and $148,999,000 for 2014, 2013 and 2012, respectively. Sales to foreign subsidiaries of United States corporations totaled $203,895,000, $162,120,000 and $89,548,000 for 2014, 2013 and 2012, respectively. The majority of these sales were to the Pacific Rim region. During 2012, sales to foreign based enterprises increased as we sold a higher percentage of our suspension assemblies to SAE Magnetics due to flood- related constraints in the disk drive industry.

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

As of September 28, 2014, we held 208 United States patents and 20 foreign patents, and we had 22 patent applications pending in the United States and 19 patent applications pending in other countries. Internally, we protect intellectual property and trade secrets through physical security measures at our facilities, as well as through non-disclosure and non-competition agreements with all employees and confidentiality policies and non-disclosure agreements with consultants, strategic suppliers and customers.

We have entered into licensing and cross-licensing agreements relating to certain of our patents and patent applications allowing some of our competitors to produce products similar to ours in return for royalty payments and/or cross-license rights. The agreements include cross-licenses to certain existing and future suspension assembly technology. These agreements are renegotiated as needed. One of these agreements has expired and we are in the process of renegotiating the terms.

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

Employees

As of September 28, 2014, we had 2,489 employees located primarily in the United States and Thailand.

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

Since 2009, we have experienced significant reductions in demand for and shipments of our suspension assemblies due primarily to our losses of market share resulting from supply chain realignments by our customers. Our operating results and cash flow from operations have been adversely affected by decreases in our demand. Our manufacturing capacity may continue to be underutilized in the future, which will negatively impact our operating results. Despite our workforce reductions and restructuring actions in each of the last four years, we have continued to incur operating losses. Our unfavorable operating results in recent years resulted in reduced cash flow from operations. Cash flow used by operations was $1,463,000 for 2014, and cash flow provided by operations was $6,085,000 for 2013. We will continue to have significant liquidity needs. Our outstanding $39,822,000 aggregate principal amount of 8.50% Convertible Senior Notes due 2026 (the “8.50% Convertible Notes”) are being redeemed on January 15, 2015. Additionally, our outstanding $63,931,000 aggregate principal amount of 8.50% Senior Secured Second Lien Notes due 2017 (the “8.50% Secured Notes”) mature on January 15, 2017. Our outstanding $12,200,000 aggregate principal amount of 10.875% Senior Secured Second Lien Notes due 2017 (the “10.875% Notes”) also mature on January 15, 2017.

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

Our business will require significant funds over the next several years. We would likely use these funds for capital expenditures, research and development, debt service and working capital. Our business is capital intensive. Our total capital expenditures were $17,283,000 in 2014, $18,880,000 in 2013 and $27,880,000 in 2012. Our estimate for capital expenditures in 2015 is approximately $20,000,000. In addition, our total research and development expenses were $17,316,000, or 7% of net sales, in 2014.

We have a revolving credit and security agreement with PNC Bank, National Association (“PNC Bank”). Our credit agreement with PNC Bank and the indentures governing our 8.50% Secured Notes and our 10.875% Notes each contain a number of financial covenants and other customary provisions. Our 8.50% Convertible Notes are being redeemed on January 15, 2015, and our 8.50% Secured Notes and our 10.875% Notes mature in January 2017. We may pursue additional debt or equity financing or other forms of financing to supplement our current capital resources, if needed, in 2015 and beyond. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We may not be able to maintain adequate capital or raise additional capital on reasonable terms or at all, if needed.

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

Future disruptions in the global credit and financial markets also could adversely affect our customers and suppliers. Our customers and their customers may experience difficulty obtaining financing for significant purchases and operations. A resulting decrease in orders could decrease the overall demand for our products. It is also possible that our customers could demand adjustments in pricing terms or postpone or cancel existing orders as a result of limited credit availability. Furthermore, we maintain significant balances due from customers and limitations on the credit available to our customers could impair our ability to collect those receivables on a timely basis. If we were not able to enter into new independent bill of exchange discounting transactions, our working capital would be negatively impacted. If our suppliers, of either raw materials or equipment, experience similar credit restrictions, they may become unable to meet our ongoing supply demands or tighten the terms of our purchases. Disruptions in the global credit markets that adversely affect our customers and suppliers could materially adversely affect our results of operations, financial condition and liquidity.

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

Although we supply all manufacturers of disk drives and head-gimbal assemblers, sales to our four largest customers constituted 97%, 98% and 95% of net sales for 2014, 2013 and 2012, respectively. The failure by any one of our largest customers to pay its account balance with us could have a material adverse effect on our results of operations. We currently enter into bill of exchange discounting transactions that enable us to reduce our balance of outstanding receivables. If we were not able to enter into new independent bill of exchange discounting transactions, our working capital would be negatively impacted.

Over the years, the disk drive industry has experienced numerous consolidations. TDK Corporation controls MPT, a competitive suspension assembly supplier, and our customer SAE Magnetics. (which is owned by TDK Corporation), is affiliated with a competitive supplier of suspension assemblies. In December 2011, Seagate Technology, LLC acquired the hard disk drive business of Samsung Electronics Co., Ltd. In March 2012, Western Digital Corporation completed its acquisition of HGST. We believe that consolidation in the disk drive industry has negatively impacted our competitive position and future consolidation could have a similar result.

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

We manufacture a wide variety of suspension assemblies with different selling prices and manufacturing costs. Disk drive makers continue to expand their product lines to include drives offering performance characteristics optimized for specific applications, which has resulted in a proliferation of individual disk drive programs. We cannot produce products for certain low-volume disk drive programs as efficiently as we produce products for high-volume programs. Our product mix varies as market demand changes. Any substantial variation in product mix can lead to changes in utilization of our equipment and tooling, inventory obsolescence and overstaffing in certain areas, all of which could adversely impact our business, financial condition and results of operations.

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

Our ability to conduct business could be impaired if our workforce were to be unionized and employees refused to work or if a significant number of our specialized employees were to leave and we could not replace them with comparable personnel. The locations of our plants and the broad span and technological complexity of our products and processes may limit the number of satisfactory engineering and other candidates for key positions. Our business may be adversely affected if we need to adjust the size of our workforce due to fluctuating demand. We significantly reduced our workforce in 2008, 2009 and 2011 and further restructured our business in each of the past four years. Past or future workforce reductions may impact our ability to recruit and retain employees, and we are uncertain if we will be able to adequately staff our operations if we need to increase our manufacturing capacity in the future.

Almost all of our sales depend on the disk drive industry, which is cyclical, subject to ongoing technological innovation and subject to intense price competition.

Sales of suspension assemblies and suspension assembly components historically have accounted for 95% or more of our net sales. The disk drive industry is intensely competitive and technology changes rapidly, such as during past industry transitions to smaller disks or higher density read/write heads. The industry’s demand for disk drive components also fluctuates. The disk drive industry experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect suppliers to this industry because we believe that it is a common practice for disk drive manufacturers to place orders for disk drive components in excess of their needs during growth periods, and sharply reduce orders for these components during periods of contraction. In addition, there is continuous downward price pressure on disk drive manufacturers and their suppliers. If price reductions exceed our ability to reduce costs, our operating results could be negatively affected.

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

We increase our production capacity and the overhead that supports production based on anticipated market demand. Market demand, however, has not always developed as expected or remained at a consistent level. The underutilization that can result decreases our profitability. For example, in 2010 and 2011 demand for our suspension assemblies declined, primarily due to market share losses. In 2012, the flooding in Thailand temporarily constrained the overall production capacity of the hard disk drive supply chain, which also resulted in a material decrease in our suspension assembly demand. This resulted in underutilization of our manufacturing capacity. As a result, our profitability also was below our expectations.

A deterioration of our business could result in further underutilization of our manufacturing capacity and we may need to impair certain assets in the future. In 2009, we recorded non-cash impairment charges of $71,809,000 for the impairment of long-lived assets related to manufacturing equipment in our assembly and component operations. This impairment included the closure of our Sioux Falls, South Dakota facility at the end of June 2009. In 2012, we recorded flood-related costs of $20,360,000 for impairment of damaged facility equipment and fixtures, manufacturing equipment and tooling, inventory write-downs, and Thailand operating and site restoration costs. In 2014, we recorded non-cash impairment charges of $4,470,000 in connection with selling our Eau Claire, Wisconsin assembly building.

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

Our investment in developing new process capabilities could result in significant increases in our operating expenses and may result in a product that is not acceptable to our customers.

Rapid technological change in the disk drive industry, as well as the expanding use of disk drives in a growing range of consumer electronics and enterprise storage applications, has led to numerous suspension assembly design changes and tighter performance specifications. To maintain our position in the disk drive industry, we need to develop new process capabilities to achieve the ever-increasing performance requirements of our customers. Also, if processes change, we may need to replace, modify or design, build and install equipment. These changes may require additional capital expenditures and increased development and support expenses, which may adversely impact our operating results.

We expect to continue to have significant research and development expenses for the following new products:

•	suspension assemblies that incorporate flexures produced using additive processing;
•	suspension assemblies with tighter performance specifications than our customers currently require;
•	suspension assemblies that require additional or smaller electrical conductors;
•	suspension assemblies that incorporate new materials, such as thinner laminates and piezoelectric actuators used in DSA suspension assemblies, which are more difficult to handle in the manufacturing process;
•	suspension assemblies for use with more complex read/write heads; and
•	SMA OIS actuators for use in the smartphone camera market.

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

The introduction of new process capabilities for our products also increases the likelihood of unexpected quality concerns, which may negatively impact our ability to bring products to market on time and at acceptable costs. When we started high-volume manufacturing of TSA+ suspension assemblies, we experienced higher cost due to yield loss, quality problems, startup and production inefficiencies and equipment problems. These TSA+ costs added a cost burden of approximately $30,400,000 in 2010, $32,000,000 in 2009 and $37,600,000 in 2008.

Our operating results are subject to fluctuations.

Our past operating results, and our gross profits, have fluctuated from period to period. We expect our future operating results and gross profits will continue to fluctuate from period to period. The following factors may cause these fluctuations:

•	changes in overall demand for our products;
•	changes in our manufacturing process, or problems related to our manufacturing process;
•	changes in our manufacturing yields and related scrap recovery;
•	increased costs when we start producing new products and features, and ramping up high-volume production;
•	changes in our production efficiency;
•	changes in utilization of existing or newly added production capacity;
•	long disruptions in operations at any of our plants or our customers’ plants for any reason;
•	changes in our selling prices;
•	changes in the specific products our customers buy and features they require;
•	changes in our infrastructure costs and expected production and shipping costs, and how we control them;
•	changes in the cost of, or limits on, available materials and labor; and
•	currency exchange rate fluctuations related to the Thai baht.

A deterioration of our business could result in further underutilization of our manufacturing capacity and we may need to impair certain assets in the future. In 2009, we recorded non-cash impairment charges of $71,809,000 for the impairment of long-lived assets related to manufacturing equipment in our assembly and component operations. If customer demand for suspension assemblies weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected. Furthermore, we may incur restructuring and asset impairment charges that would reduce our earnings, as we did in 2012 and 2014.

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

Certain types of stainless steel, polyimide, adhesives, purchased flexures and photoresists are currently single-sourced because the raw materials provided by these sources meet our strict specifications. We have chosen to obtain certain other materials from a single or limited set of sources because of quality and pricing considerations. If we were not able to obtain an adequate supply of these materials from our current suppliers or if a current supplier were to exit the market, we could experience production delays and quality problems. Similarly, we obtain certain customized equipment and related repair parts from single sources because of the specialization of the equipment and the quality of these supply sources. We continue to look for options that may reduce our risk of supply disruption.

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

The future success of our optical image stabilization actuator remains uncertain.

We recently started manufacturing an OIS actuator for use in a smartphone for the Chinese market scheduled for release late in calendar 2014. This new product is in the early stages of low-volume production. We face significant manufacturing challenges as we ramp our first production line to volume and we may not meet the market’s product requirements, attain our manufacturing goals or achieve our cost targets. Our manufacturing process is capital intensive. We have very limited operating and marketing experience in the smartphone camera market. We do not know whether the product will generate sufficient revenue to offset expenditures related to product development and manufacturing start-up or become profitable. We do not know whether this product will be accepted by the market, the rate at which it will be accepted, if at all, or whether our product will be competitive with existing products already in the market or new technologies that may be introduced in the future. There can be no assurance that our investment in this new product line will not negatively impact our operating results and financial condition.

Natural disasters in certain regions could adversely affect our supply chain or our customer base, which, in turn, could have a negative impact on our business, our ability to deliver or receive products and demand for our products.

We cannot be certain what impact the occurrence of natural disasters in certain regions, such as earthquakes and tsunamis in Japan or flooding in Thailand, may have on demand for our products or our ability to produce and supply our products to our customers and to what extent our customers could decrease or cancel orders. For example, the 2012 flooding in Thailand resulted in the suspension of manufacturing at our Thailand assembly facility, and also constrained hard disk drive production in the near-term, which resulted in a material decrease in demand for suspension assemblies in 2012. Any such occurrences could cause sales of suspension assemblies and hard disk drives to be negatively affected by disruptions in the hard disk drive or PC supply chain, which could materially adversely affect our business, financial condition and results of operations.

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

At September 28, 2014, our deferred tax assets included $30,520,000 of unused tax credits, of which $3,079,000 can be carried forward indefinitely and $22,323,000 expire at various dates beginning in 2018, and $5,118,000 of various state tax credits expire at various dates beginning in 2015, including $255,000 that will expire in 2015.

In addition, at September 28, 2014, our deferred tax assets included $185,493,000 of net operating loss (“NOL”) carryforwards that will begin to expire in 2021 if not otherwise used by us. As of September 28, 2014, we had an estimated NOL carryforward of $520,153,000 for United States federal tax return purposes.

A valuation allowance of $227,219,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the deferred tax assets before they expire. Both our unused tax credits and our estimated NOL carryforwards may be used to offset taxable income, if any, generated by us in future years. Our ability to use these deferred tax assets is subject to an annual limitation imposed by certain change of control provisions under Section 382 of the Internal Revenue Code that may be triggered by an aggregate change in the beneficial ownership of our common stock. If we do not generate sufficient profits or the annual limitation under Section 382 is triggered, some or all of our deferred tax assets may expire or we may not be able to use them to offset taxes due in the applicable period.

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

In the past, we have entered into licensing and cross-licensing agreements relating to certain of our patents and patent applications allowing some of our competitors to produce products similar to ours in return for royalty payments and/or cross-license rights. The agreements also include cross-licenses to certain existing and future suspension assembly technology. These agreements are renegotiated as needed. One of these agreements has expired and we are in the process of renegotiating the terms.

We and certain users of our disk drive industry products have received, and may receive, communications from third parties asserting patents against us or our customers that may relate to certain of our manufacturing equipment or to our products or to products that include our products as a component. Some of our competitors have experience with, and have developed patent portfolios relating to, technology associated with our TSA+ product. In addition, we and certain of our customers have been sued on patents having claims closely related to products we sell. If any third party makes a valid infringement claim against us and we are unable to obtain a license on terms acceptable to us, our business, financial condition and results of operations could be adversely affected. As the number of patents issued in connection with our disk drive industry business continues to increase, the volume of intellectual property claims made against us could increase. We may need to engage in litigation to:

•	enforce patents issued or licensed to us;
•	protect trade secrets or know-how owned by us; or
•	determine the enforceability, scope and validity of our intellectual property rights or the rights of others.

In the past, we have litigated claims against a competitive disk drive industry supplier alleging infringement of our patents. We could incur substantial costs in other such litigation or other similar legal actions, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Properties

We own four buildings on a site of approximately 163 acres in Hutchinson, Minnesota. The buildings have an aggregate of approximately 790,000 square feet of floor area, 20,000 of which are leased to a third party. This site serves as our corporate headquarters, our center for research and development, and for manufacturing of suspension assemblies and precision components for several industries outside of the disk drive industry. We have consolidated our Hutchinson, Minnesota Development Center into our headquarters building, taking advantage of the space made available by moving component manufacturing from Hutchinson to Eau Claire, Wisconsin in 2011, and the Development Center is currently offered for sale or lease. We also lease a 20,000 square foot warehouse and a 7,200 square foot fabrication shop near the Hutchinson site.

We own a manufacturing plant in Eau Claire, Wisconsin. This site includes component manufacturing operations and office space. During the second quarter of 2014, we vacated and sold 116,000 square feet of our Eau Claire, Wisconsin assembly building, and related real and personal property for net proceeds of $4,364,000. We will continue to own and operate the remaining portion of the Eau Claire facility, representing approximately 700,000 square feet of floor space.

We lease a building of approximately 100,000 square feet located in Plymouth, Minnesota, and in 2014, we moved our stamping operation that occupied this building to our headquarters building in Hutchinson, Minnesota. This lease will expire at the end of calendar 2014.

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

We believe that our existing facilities will be more than adequate to meet our anticipated requirements for 2015.

Item 3. Legal Proceedings

We and certain users of our disk drive industry products have from time to time received, and may in the future receive, communications from third parties asserting patents against us or our customers that may relate to certain of our manufacturing equipment or products or to products that include our products as a component. In addition, we and certain of our customers have been sued on patents having claims closely related to products sold by us. If any third party makes a valid infringement claim and a license were not available on terms acceptable to us, our operating results could be adversely affected. We expect that, as the number of patents issued continues to increase, the volume of intellectual property claims could increase. We may need to engage in litigation to enforce patents issued or licensed to us, protect trade secrets or know-how owned by us or determine the enforceability, scope and validity of our intellectual property rights or the rights of others. We could incur substantial costs in such litigation or other similar legal actions, which could have a material adverse effect on our results of operations.

We are a party from time to time to ordinary routine litigation incidental to our business. The outcome of such claims, if any, is not expected to materially affect our current or future financial position or results of operations.

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $.01 par value, trades on the NASDAQ Global Select Market under the symbol HTCH. For price information regarding our common stock, see Note 11 to the consolidated financial statements contained in Item 15 below. As of December 5, 2014, our common stock was held by 508 shareholders of record.

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

Performance Graph

Set forth below is a graph comparing, for a period of five fiscal years ended September 28, 2014, the yearly cumulative total shareholder return of the S&P 500 Index and the NYSE Arca Disk Drive Index. During 2014, the AMEX Disk Drive Index was replaced by the NYSE Arca Disk Drive Index. The comparison of total shareholder returns assumes that $100 was invested on September 27, 2009, in each of our company, the S&P 500 Index and the NYSE Arca Disk Drive Index, and that dividends were reinvested when and as paid.

	2009	2010	2011	2012	2013	2014
Hutchinson Technology Incorporated	$100.00	$47.94	$28.37	$24.82	$50.21	$51.06
NYSE Arca Disk Drive Index (DDX)	$100.00	$105.40	$90.27	$105.62	$111.82	$121.50
S&P 500 INDEX	$100.00	$109.99	$108.81	$137.95	$161.99	$189.86

Stock Repurchase Program

On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. The board of directors terminated the plan on October 9, 2013, at which point $72,368,000 remained available for repurchase and no repurchases had been made since 2008.

Item 6. Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL DATA

Hutchinson Technology Incorporated and Subsidiaries

(In thousands, except per share data)

	2014	2013	2012	2011	2010

FOR THE YEAR:
Net sales	$261,087	$249,596	$248,589	$278,090	$347,189
Gross profit	23,901	16,425	3,521	10,351	32,965
Percent of net sales	9%	7%	1%	4%	9%
Loss from operations	$(23,601)	$(24,745)	$(40,127)	$(51,830)	$(47,986)
Percent of net sales	(9)%	(10)%	(16)%	(19)%	(14)%
Net loss	$(40,414)	$(35,076)	$(48,642)	$(55,565)	$(58,922)
Percent of net sales	(15)%	(14)%	(20)%	(20)%	(17)%
Capital expenditures	$17,283	$18,880	$27,880	$13,506	$31,382
Research and development expenses	17,316	14,621	16,474	14,592	21,429
Depreciation expenses	36,205	37,787	38,779	46,941	50,751
Cash flow (used) provided by operating activities	(1,463)	6,085	38,092	(2,538)	13,742

AT YEAR END:
Receivables, net	$26,865	$24,894	$25,318	$52,062	$55,478
Inventories	48,978	44,285	41,432	55,018	53,568
Working capital	33,457	72,211	87,120	121,314	177,365
Net property, plant and equipment	153,169	186,914	202,468	223,134	258,233
Total assets	275,165	306,675	336,288	401,005	479,712
Total debt, net and capital leases	142,472	131,093	136,930	154,840	176,471
Total debt and capital leases as a percentage of total capitalization	60%	49%	45%	43%	40%
Shareholders’ equity	$94,828	$134,233	$167,830	$206,322	$264,678
Return on shareholders’ equity	(35)%	(23)%	(26)%	(24)%	(20)%
Number of employees	2,489	2,436	2,060	2,317	2,546
Shares of stock outstanding	28,102	27,581	23,900	23,387	23,371

PER SHARE INFORMATION:
Net loss — basic and diluted	$(1.44)	$(1.35)	$(2.06)	$(2.38)	$(2.52)
Shareholders’ equity (book value)	3.37	4.87	7.02	8.82	11.33
Price range
High	4.85	6.69	2.64	4.37	11.51
Low	1.96	1.35	1.20	1.99	2.74

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

The efforts we have been making to reduce our costs, shift more production to our Thailand assembly operation, streamline our U.S. operations and strengthen our overall competitive position have begun to benefit our financial performance. In 2014, our customers showed their support and commitment to us through higher shipment volume and increased collaboration on development efforts. Our relationship and position with Western Digital continues to be very strong, and our business with Seagate has grown since late 2013. Our suspension assembly shipments increased to 432 million in 2014, up from 404 million in 2013. We believe we ended 2014 with market share of approximately 23%, which is up from 21% at the end of 2013. While we have continued to realize net operating losses, we have a competitive cost structure that will improve further as we transition more assembly production to Thailand and realize the full benefits of our U.S. operations consolidation. We expect our business will generate profitability and positive cash flow as our volume grows over the long term.

We are also making progress with our new business development initiatives, which focus on leveraging our precision manufacturing capabilities and equipment capacity to produce components in markets outside the disk drive industry. In 2014, $6,921,000, or 3% of our revenues were from these activities compared to $5,911,000, or 2% in 2013. In the early stages of this effort, the revenues generated have been somewhat unpredictable quarter to quarter. We continue to explore a range of opportunities.

As part of these initiatives, we were recently selected to provide an OIS actuator for a smartphone camera and we have begun manufacturing this new product. Although we did not generate any revenue from this product in 2014, we began selling the OIS actuator product early in 2015. Our OIS actuator is based on shape memory alloy SMA technology that improves picture and video quality, particularly in low-light conditions, and offers performance, size and expected cost advantages over current OIS solutions. We are bringing this product to market with our partner, Cambridge Mechatronics Ltd., a high technology design and engineering company based in Cambridge, England. In addition to marketing, design and development, the partnership includes sharing in required investments and potential profits, if any. Our initial SMA OIS product will be used in a smartphone for the Chinese market that is scheduled for release by the end of calendar year 2014. We are also working with other interested smartphone and camera module makers who are evaluating our SMA OIS actuator for potential inclusion in their future products.

While we are in the early stages with this product and volumes initially will be low, the smartphone camera market represents a significant growth opportunity for us. More companies are adopting OIS as a feature of their smartphone cameras. Apple and Samsung each recently introduced a high-end smartphone that uses OIS technology to improve camera performance. These phones use an OIS solution that is different from our SMA OIS. But we believe their use of any OIS technology is strong evidence that adoption and growth of OIS is very real. We believe there is growing interest in our solution among smartphone and camera module makers. We are focusing on winning positions on new programs and increasing our production efficiency and capacity.

We are continuing to carefully manage our cost structure and cash position to ensure that we will meet our debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve profitability. On October 23, 2014, subsequent to our fiscal year-end, we sold $37,500,000 of 8.50% Convertible Senior Notes due 2019 (the “8.50% New Convertible Notes”), and we also completed an exchange of $15,000,000 of our 8.50% Secured Notes for 2.5 million shares of our common stock and warrants to purchase an additional 2.5 million shares of our common stock of which 1.25 million subsequently were exercised. Certain beneficial holders of the 8.50% New Convertible Notes have the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes was escrowed until this put right expires. Additionally, we were required to escrow at least $35,000,000 of cash that is restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Notes, plus accrued but unpaid interest thereon. On December 1, 2014, we initiated a redemption of the existing $39,822,000 of 8.50% Convertible Notes that can be put to us in January 2015. To fund this, we expect to use the proceeds of the 8.50% New Convertible Notes and our existing cash. As a result of the exchange transaction, we expect to record a loss on extinguishment of debt of approximately $4,000,000 in our first quarter of 2015. We are also pursuing additional first lien financing of up to $15,000,000. See the Liquidity and Capital Resources section below for a full discussion of our cash position, debt and other financing arrangements.

Effective October 1, 2012, we realigned our business into a single operating and reportable segment. Our chief operating decision maker now assesses financial performance of our company as a whole. Due primarily to the restructuring actions that occurred during 2012 and the additional cost reductions that we have made since the end of 2012, the operating losses from our biomeasurement products have been significantly reduced. In connection with this realignment, we have also eliminated divisional presidents. We are continuing to look at partnering opportunities that can help us extract value from the biomeasurement technology that we have developed.

General Business

The following table sets forth our quarterly suspension assembly shipment quantities in millions for the periods indicated:

	2013 by Quarter				2014 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
Suspension assembly shipment quantities	104	99	99	103	116	102	98	116

Our suspension assembly shipments totaled 116 million in the first quarter of 2014, up 13% compared with 103 million in the fourth quarter of 2013. The increase was primarily due to suspension assembly demand for 2.5” mobile drives that was particularly strong during the first quarter of 2014. In the second quarter of 2014, suspension assembly shipments decreased to 102 million. The decrease was due to weakness in the enterprise industry segment, which utilizes a higher number of suspensions per drive, slower-than-expected ramps on certain new customer programs and seasonally weak demand. The seasonally weak demand continued into the third quarter of 2014. In the fourth quarter of 2014, suspension assembly shipments increased to 116 million. The increase was due to an increase in disk drive production levels and our improved share positions on several disk drive programs. We expect first quarter of 2015 suspension assembly shipments to be 120 million to 125 million as our participation on customers’ programs continues to improve.

Our average selling price decreased to $0.58 in 2014 from $0.60 in 2013. The decline in 2014 resulted from certain DSA suspension assemblies transitioning to high-volume pricing, coupled with a slower-than-expected shift in product mix toward more DSA products. DSA suspensions, which carry a higher selling price and cost more to manufacture, increased to 26% of our 2014 product mix compared to 16% in 2013. Average selling price is expected to remain flat in the first quarter of 2015.

Gross profit for 2014 was $23,901,000, compared to $16,425,000 for 2013, an increase of $7,476,000. Overall, 2014 gross profit benefited from the higher shipment volume, the benefits of the cost reductions achieved through our restructuring and site consolidation actions and improved operating performance. This increase was partially offset by higher variable costs associated with shipping a higher mix of DSA product and product that uses purchased flexures and our decreased average selling price discussed above. In the last half of 2013, we experienced some short-term manufacturing issues that resulted in approximately $5,000,000 of additional expenses. Gross profit in the first quarter of 2015 should improve modestly on higher expected total shipment volume.

We have made significant progress on our site consolidation efforts. We vacated our assembly operations building in Eau Claire, Wisconsin by moving equipment to other available space and shifting more production to our Thailand operation. We have moved our Development Center operations to our headquarters building in Hutchinson, Minnesota. The Development Center building is currently offered for sale or lease. We have also moved our stamping operation from a facility we currently lease in Plymouth, Minnesota, to our headquarters building in Hutchinson, Minnesota. With these consolidation activities substantially complete, the related costs are now largely behind us and we expect to realize further cost benefits in future quarters. In total, we incurred site consolidation expenses of $1,661,000 during 2013 and $1,349,000 during 2014. The site consolidation expenses consist primarily of internal labor and contractors.

Near the end of the first quarter of 2014, we received third-party interest in a purchase of our Eau Claire assembly building. Based on the facts and circumstances known at that time, we evaluated the recoverability of the Eau Claire building and recorded an impairment charge of $4,470,000 included in the line item “Asset impairment” in our consolidated statement of operations. During the second quarter of 2014, we sold our Eau Claire, Wisconsin assembly building and related real and personal property for net proceeds of $4,364,000. We will continue to own and operate the remaining portion of the Eau Claire facility, representing approximately 700,000 square feet of floor space.

During the fourth quarter of 2014, we estimate that we realized approximately $3,000,000 of the projected $4,000,000 of quarterly cost savings we aimed to achieve through our site consolidation and restructuring actions. We expect that the full $4,000,000 of quarterly cost savings will be realized starting in the second quarter of 2015. Our Thailand operation accounted for 78% of our total assembly production during the fourth quarter of 2014. In the first quarter of 2015, we expect our Thailand operation will account for approximately 80% of our total assembly production.

During the second and third quarters of 2014, we identified a total of approximately 170 positions to be eliminated as part of our continued consolidation effort and our continued focus on overall cost reductions. During the fourth quarter of 2014, we retained approximately 40 of those positions for manufacturing of our SMA OIS product. This resulted in an estimated $1,377,000 of net severance and other expenses for 2014. We expect the total remaining 2014 severance and benefits payments of $27,000 will be complete by the end of our first quarter of 2015.

Our overall employment level was 2,060 at the end of 2012, 2,436 at the end of 2013, and 2,489 at the end of 2014. The increase in employment from 2013 to 2014 was due to ramping our assembly manufacturing operation in Thailand partially offset by continued consolidation of our U.S. manufacturing operations.

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

Non-compute applications, such as internet-based storage of consumer data, mobile devices, digital video recorders (“DVRs”), gaming devices and surveillance monitors are driving the broad, global growth of digital content through:

•	creation and sharing of all types of digital content, such as high-resolution photos, high definition video and movies, and music by consumers and data by enterprises;
•	collection and distribution of digital content through services and other company offerings utilizing cloud computing;
•	network infrastructure, including broadband, cable and satellite, which is enabling the access, hosting and distribution of digital content;
•	consumption of digital content through consumer electronic devices such as smartphones, DVRs and gaming consoles; and
•	protection of content through storage backup devices and services.

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

In the long-term, however, we expect that the growth in digital content and the expanding use of enterprise computing and storage, desktop and mobile computers, increasingly complex software, the internet and cloud computing, as well as the data intensive non-compute market will increase demand for disk drives and, therefore, suspension assemblies. While the overall demand for disk drive storage remains strong, the components making up that demand are changing. Demand for higher capacity cloud storage applications is offsetting declines in drive demand associated with lower spending for desktop and portable computers. Meeting the growing demand for data storage is expected to require more data surfaces and, in turn, more suspension assemblies. The hard disk drive market segments with the strongest growth rates – personal storage and capacity-optimized enterprise storage for cloud computing – use more suspension assemblies per disk drive.

We also believe demand for disk drives will continue to be subject, as it has in the past, to rapid or unforeseen changes resulting from, among other things, changes in disk drive inventory levels, technological advances, responses to competitive price changes and unpredicted high or low market acceptance of new drive models and the end devices in which disk drives are used.

As in past years, disk drives continue to be the primary storage device of choice for applications requiring shorter access times and higher capacities because of their speed and low cost per unit of stored data. The cost of storing data on disk drives continues to decrease primarily due to increasing data density, thereby increasing storage capacity in disk drives or reducing the number of components, including suspension assemblies, required in a disk drive. The continual pursuit of increased data density and lower storage costs is leading to suspension assemblies with flexures that have finer electrical conductors, greater lead counts and increased complexity such as DSA suspension designs, and to the adoption of value-added features for suspension assemblies, such as formed and polished headlifts, larger dampers with through-hole features, co-located micro actuation and a variety of limiter configurations.

The development of next-generation read/write technology and the introduction of new types or configurations of read/write head configurations and sizes, and the continuing improvement in data density and the use of disk drives in consumer electronics and enterprise storage applications will require even finer electrical conductors on the suspension assembly. Next-generation disk drives also will likely require additional electrical conductors. These changes may temporarily increase our development spending and reduce our manufacturing yields and efficiencies. We are investing in developing the process capabilities and related capital equipment required to meet new industry specifications in 2015 and beyond.

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

The following table sets forth our consolidated statements of operations as a percentage of net sales for each period presented.

	Percentage of Net Sales
	2014	2013	2012
Net sales	100%	100%	100%
Cost of sales	91	93	99
Gross profit	9	7	1
Research and development expenses	7	6	7
Selling, general and administrative expenses	9	10	11
Severance and site consolidation expenses	1	1	*
Asset impairment	1	—	—
Debt refinancing costs	—	—	1
Insurance recoveries, net of flood related costs	—	—	(2)
Loss from operations	(9)	(10)	(16)
Gain on extinguishment of long-term debt	—	2	2
Other (expense) income, net	*	*	1
Interest expense	(6)	(6)	(7)
Gain on short- and long-term investments	*	*	*
Loss before income taxes	(15)	(14)	(20)
(Benefit) provision for income taxes	*	*	*
Net loss	(15)%	(14)%	(20)%

__________________
* Less than 1%.

2014 Operations to 2013 Operations

Net sales for 2014 were $261,087,000, compared to $249,596,000 for 2013, an increase of $11,491,000. Suspension assembly sales increased $9,500,000, primarily as a result of a 7% increase in suspension assembly unit shipments. Our average selling price decreased to $0.58 in 2014 from $0.60 in 2013. We believe the increase in unit shipments was primarily a result of an increase in our market share.

Gross profit for 2014 was $23,901,000, compared to $16,425,000 for 2013, an increase of $7,476,000. Gross profit was 9% of net sales in 2014, compared to 7% in 2013. Overall, 2014 gross profit benefited from the higher shipment volume, the benefits of the cost reductions achieved through our restructuring and site consolidation actions and improved operating performance. This increase was partially offset by higher variable costs associated with shipping a higher mix of DSA product and product that uses purchased flexures and our average selling price decreased to $0.58 in 2014 from $0.60 in 2013.

Research and development expenses for 2014 were $17,316,000, compared to $14,621,000 for 2013, an increase of $2,695,000. The increase was primarily due to higher expenses to support our new business development activity related to the development of SMA OIS actuators for smartphone cameras. Research and development expenses were 7% of net sales in 2014 and 6% in 2013.

Selling, general and administrative expenses for 2014 were $22,990,000, compared to $23,676,000 for 2013, a decrease of $686,000. The lower selling, general and administrative expenses were primarily due to cost reduction actions.

In 2014, we incurred $1,349,000 of site consolidation expenses, compared to $1,661,000 in 2013. These expenses were primarily due to internal labor and contractors related to the ongoing consolidation of our U.S. operations.

During 2014, we eliminated approximately 130 positions at our Eau Claire, Wisconsin and Hutchinson, Minnesota sites to further reduce costs. This resulted in an estimated $1,377,000 of severance expense in 2014. We expect the total remaining 2014 severance and benefits payments of $27,000 will be complete by the end of our first quarter of 2015.

During the first quarter of 2013, we identified approximately 55 positions to be eliminated as part of our continued focus on overall cost reductions. This resulted in $1,212,000 of severance and other expenses for 2013. All 2013 severance and benefits amounts have been paid in full.

In 2014, we recognized an asset impairment charge of $4,470,000 on our Eau Claire, Wisconsin assembly building and related assets, as discussed above.

In 2013, we recognized a gain on short- and long-term investments of $272,000. The gain was due to payments we received under a settlement agreement. Auction rate securities (“ARS”) previously held by us were subsequently sold by the settlement parties at a price that was higher than the price identified in the settlement agreement.

Other (expense) income for 2014 included a foreign currency loss of $2,076,000, compared to a foreign currency loss of $1,372,000 for 2013. These were primarily related to purchases and advances denominated in U.S. dollars made by our Thailand operation.

In January 2013, we repurchased $18,682,000 aggregate principal amount of our outstanding 8.50% Convertible Notes by making cash payments totaling $11,583,000, plus accrued and unpaid interest, which payments were funded by the proceeds of the sale of our 10.875% Notes. Applying debt extinguishment accounting, we recorded a gain on extinguishment of debt of $4,986,000.

The income tax benefit for 2014 was $761,000, compared to the income tax expense of $16,000 in 2013. In 2014, we recognized an $859,000 benefit due to reserves for certain tax refunds that were released due to the expiration of the applicable statute of limitations.

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

Debt refinancing costs for 2012 were $4,127,000. Because the terms of the 8.50% Secured Notes issued March 30, 2012 in exchange for our 3.25% Convertible Subordinated Notes due 2026 (the “3.25% Notes”) were not substantially different, debt modification accounting was applied in accordance with Financial Accounting Standards Board (“FASB”) guidance. The debt refinancing costs associated with the debt transactions were expensed as incurred.

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

Liquidity and Capital Resources

We continue to incur net losses which have dampened our ability to generate cash from operations. We currently believe that our cash and cash equivalents, short-term investments, cash flow from operations, our credit facility, bill of exchange transactions, and additional financing, if needed and as available given contractual restrictions, current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, debt service and capital expenditures through 2015. We currently have outstanding $39,822,000 aggregate principal amount of our 8.50% Convertible Notes which was classified as current in our consolidated balance sheet as of September 28, 2014. On December 1, 2014, we initiated a redemption of the existing $39,822,000 of 8.50% Convertible Notes that can be put to us in January 2015. As of September 28, 2014, we also had outstanding $78,931,000 aggregate principal amount of our 8.50% Secured Notes and $12,200,000 aggregate principal amount of our 10.875% Notes. Our 8.50% Secured Notes and our 10.875% Notes mature on January 15, 2017.

In October 2014, subsequent to our fiscal year-end, we completed a debt offering that will enable us to address the $39,822,000 of 8.50% Convertible Notes that can be put to us in January 2015 and provided for the sale of $37,500,000 of 8.50% New Convertible Notes. We also completed an exchange of $15,000,000 of 8.50% Secured Notes for 2.5 million shares of common stock and warrants to purchase an additional 2.5 million shares of which 1.25 million were subsequently exercised. Certain beneficial holders of the 8.50% New Convertible Notes have the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes was escrowed until this put right expires. Additionally, we were required to escrow at least $35,000,000 of cash that is restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Notes, plus accrued but unpaid interest thereon. On December 1, 2014, we initiated a redemption of the existing $39,822,000 of 8.50% Convertible Notes that can be put to us in January 2015. To fund this, we expect to use the proceeds of the 8.50% New Convertible Notes and our existing cash. As a result of the exchange transaction, we expect to record a loss on extinguishment of debt of approximately $4,000,000 in our first quarter of 2015. We are also pursuing added liquidity through additional first lien financing of up to $15,000,000. Details of this debt offering and exchange are discussed in more detail below.

Subsequent to year-end, we entered into an agreement under which we will receive a $15,000,000 advance payment from a customer in our first quarter of 2015 for suspension assemblies expected to ship to that customer in the second quarter of 2015.

We may from time to time seek to prepay or retire our outstanding debt through cash purchases in open market or privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Our ability to obtain additional financing will depend upon a number of factors, including our future and historical performance and financial results, contractual restrictions and general economic and capital market conditions. We cannot be certain that we will be able to raise additional financing on terms acceptable to us, including covenants that we will be able to comply with in the short term, or at all, if needed. We sold a portion of one of our facilities in the second quarter of 2014 and have a facility in Hutchinson, Minnesota currently offered for sale or lease, which may provide an additional source of cash.

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations, our senior secured credit facility, leasing and additional financing capacity, if available given contractual restrictions, current credit market conditions and our operating performance. Our cash and cash equivalents decreased from $39,403,000 at September 29, 2013, to $37,939,000 at September 28, 2014. Our short-term investments decreased from $1,200,000 at September 29, 2013 to $965,000 at September 28, 2014 and are restricted in use. In total, our cash and cash equivalents and short-term investments decreased by $1,699,000.

Cash (Used for) Provided by Operating Activities

Cash used for operating activities in 2014 was $1,474,000, compared to $6,085,000 of cash provided from operating activities in 2013. The decrease in operating cash flows was primarily due to an unfavorable change in our working capital primarily due to an increase in our accounts receivable balance driven by higher sales in our fourth quarter of 2014.

Cash Used for Investing Activities

In 2014, cash used for investing activities was $4,428,000, compared to $11,885,000 of cash used for investing activities in 2013. The cash used in 2014 was primarily due to $17,283,000 of capital expenditures for manufacturing equipment for new process technology and capability improvements and product tooling, partially offset by $6,395,000 of equipment sale/leaseback transactions in the U.S. and Thailand, $4,563,000 in proceeds from the sale of a portion of our Eau Claire, Wisconsin facility and other assets and the release of $1,662,000 of restricted cash that was temporarily held in our senior secured credit facility collections account. The cash used in 2013, was primarily due to $18,880,000 of capital expenditures for manufacturing equipment for new process technology and capability improvements and product tooling offset by $5,025,000 of equipment sale/leaseback transactions in the U.S. and Thailand and the release of $1,698,000 of restricted cash that was temporarily held in our senior secured credit facility collections account.

As of September 28, 2014, and September 29, 2013, we had $2,059,000 and $3,721,000, respectively, of cash and cash equivalents that were restricted in use. These amounts covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account.

Cash Provided by (Used for) Financing Activities

Cash provided by financing activities in 2014, was $3,873,000, compared to $8,684,000 of cash used for financing activities in 2013. The cash provided in 2014, was primarily due to a $5,553,000 increase in borrowings from our senior secured credit facility, partially offset by $1,739,000 of capital lease payments. The cash used in 2013, was primarily due to $11,886,000 used for the redemption of all our remaining outstanding 3.25% Notes, $11,583,000 used for the repurchase of outstanding 8.50% Convertible Notes and $783,000 of capital lease payments, offset by $11,590,000 in proceeds from the private placement of our 10.875% Notes and a $3,980,000 increase in borrowings from our senior secured credit facility.

Bill of Exchange Transactions

During 2014, we entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Hongkong and Shanghai Banking Corporation Limited, Bangkok Branch (“HSBC”), under which our Thai subsidiary sold, without recourse, an aggregate of $43,849,000 of its accounts receivable to HSBC and was paid 95% of the face value of the receivable, less interest expense of LIBOR plus 1.75%. Upon full payment of the receivable by its customer to HSBC, our Thai subsidiary receives from HSBC the 5% remainder due on the receivable. As of September 28, 2014, there remained $1,177,000 to be paid to our Thai subsidiary from HSBC, all of which was included within the line item “Other receivables” on our consolidated balance sheets.

Outstanding Indebtedness

Senior Secured Credit Facility - On September 22, 2014, we entered into an amendment to our existing senior secured credit agreement dated as of September 16, 2011, as previously amended, with PNC Bank. At our request, the amendment reduces the maximum principal amount of the revolving credit facility provided by the credit agreement from $35,000,000 to $20,000,000, extends the maturity date of the senior secured credit facility from October 1, 2014 to December 1, 2016, reduces the cash balance we are required to maintain in an account at PNC Bank from $15,000,000 to $2,500,000, and modifies the fixed charge coverage covenant under the credit agreement by eliminating the requirement for the four fiscal quarters ended September 28, 2014 and changing the measurement periods thereafter for the fixed charge coverage covenant by excluding from such measurement periods all fiscal quarters ended on or prior to September 28, 2014.

The amendment also requires us to maintain cash on our balance sheet during the period from December 1, 2014 through January 16, 2015 (which is the day after the 2015 put date for our 8.50% Convertible Notes) and during the period from December 1, 2015 through January 16, 2016 (which is the day after the 2016 put date for our 8.50% Convertible Notes) in an amount not less than the aggregate principal amount of our 8.50% Convertible Notes then outstanding, and establishes a reserve against our borrowing base during each such period in the same amount. The amendment permits us to redeem, repurchase or repay our 8.50% Convertible Notes in whole or in part at any time as long as, after giving effect to such redemption, repurchase or repayment, no default or event of default exists under the credit agreement and we have liquidity of not less than $20,000,000, and permits us to incur additional unsecured debt at any time prior to January 15, 2016 in an amount not to exceed the aggregate principal amount of our 8.50% Convertible Notes then outstanding as long as certain conditions are satisfied, including a requirement that, by the next put date for our 8.50% Convertible Notes, we reduce the aggregate principal balance of our 8.50% Convertible Notes by an amount equal to the principal amount of such additional unsecured debt then outstanding.

Our credit agreement with PNC Bank and the indentures governing the 8.50% Secured Notes, the 10.875% Notes and the 8.50% New Convertible Notes each contain certain covenants that, among other things, limit our and our restricted subsidiaries’ ability to incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; enter into operating leases; merge, consolidate or sell substantially all of our assets; make capital expenditures; change the nature of our business; and expend the assets or free cash flow of certain subsidiaries. The indentures also limit the amount of our consolidated total assets and free cash flow that can be attributable to subsidiaries that have not guaranteed the 8.50% Secured Notes or, in certain cases, have not pledged their stock to secure the 8.50% Secured Notes.

From time to time, we borrow funds under the senior secured credit facility. As of September 28, 2014, we had $9,533,000 in outstanding borrowings which were repaid early in the following quarter. Our average outstanding balance in 2014 was $3,133,000. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate (as defined in the credit agreement) plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement. As of September 28, 2014, we were in compliance with the covenants of our credit facility.

The credit agreement contains certain financial covenants that require us to maintain a minimum fixed charge coverage ratio and minimum liquidity. If we are unable to generate sufficient operating results in future quarters, we may not be able to comply with financial covenants in the credit agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period.

October 2014 Financing Transactions - On October 23, 2014, subsequent to year-end, we sold $37,500,000 aggregate principal amount of 8.50% New Convertible Notes. The 8.50% New Convertible Notes bear interest at a rate of 8.50% per annum, payable semi-annually in arrears on April 30 and October 31 of each year, beginning April 30, 2015. The 8.50% New Convertible Notes will mature on October 31, 2019. Each $1,000 principal amount of the 8.50% New Convertible Notes is convertible into 266.6667 shares of our common stock (which is equal to an initial conversion price of approximately $3.75 per share), subject to adjustment under certain circumstances. The 8.50% New Convertible Notes rank pari passu in right of payment with all existing and future senior indebtedness of our company. Certain beneficial holders of the 8.50% New Convertible Notes have the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes was escrowed until the put right expires. Additionally, we were required to escrow at least $35,000,000 of cash that is restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Notes, plus accrued but unpaid interest thereon. On December 1, 2014, we initiated a redemption of the existing $39,822,000 of 8.50% Convertible Notes that can be put to us in January 2015. To fund this, we expect to use the proceeds of the 8.50% New Convertible Notes and our existing cash.

On October 23, 2014, we entered into an agreement providing for the private exchange of $15,000,000 aggregate principal amount of our 8.50% Secured Notes held by a certain holder for 2,500,000 shares of our common stock and warrants to purchase an additional 2,500,000 shares of our common stock on a cashless basis at an exercise price of $0.01 per share. On November 25, 2014, there were 1,250,000 warrants exercised which resulted in the issuance of 1,246,493 shares of common stock. The holder of the warrant will be entitled to participate pro rata in any dividends or other distributions (whether in cash, securities or other assets) paid, or rights offered, to holders of our common stock on an as-exercised basis. Applying debt extinguishment accounting, we expect to record a loss on extinguishment of debt of approximately $4,000,000 in our first quarter of 2015.

To accommodate the October 2014 debt transactions described above, on October 20, 2014, we entered into supplemental indentures relating to our 8.50% Secured Notes and to our 10.875% Secured Notes.

As of October 20, 2014, we entered into an additional amendment to our senior secured credit agreement, dated as of September 16, 2011, as previously amended, with PNC Bank. Under the amendment, PNC Bank consented to the transactions contemplated by the debt offering and the exchange transactions, referred to above.

On December 1, 2014, we initiated a redemption of all $39,822,000 aggregate principal amount of our outstanding 8.50% Convertible Notes. In accordance with the terms of the indenture and a notice of redemption thereunder, the 8.50% Convertible Notes will be redeemed on January 15, 2015 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date.

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

The 10.875% Notes were issued under an indenture dated as of January 22, 2013, and bear interest at a rate of 10.875% per annum, payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2013. The 10.875% Notes are secured by liens on all assets securing our senior secured credit facilities other than capital stock of subsidiaries of our company to the extent that inclusion of such capital stock would require the filing of separate financial statements for such subsidiaries with the SEC, which liens rank junior in priority to the liens securing our senior secured credit facilities and other permitted priority liens and on an equal and ratable basis with the liens securing our 8.50% Secured Notes. The 10.875% Notes are scheduled to mature on January 15, 2017, unless redeemed or repurchased in accordance with their terms. We may redeem all or a portion of the 10.875% Notes at any time by paying 100% of the principal amount redeemed, plus a make-whole premium as of, and accrued and unpaid interest to, the date of redemption.

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

Capital Leases – As of September 28, 2014, we have remaining capital lease payment obligations of $6,573,000.

Share Repurchase Program – In 2008, our board of directors approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. The board of directors terminated the plan on October 9, 2013, at which point $72,368,000 remained available for repurchase and no repurchases had been made since 2008.

Contractual Obligations

The following table presents our contractual obligations at September 28, 2014 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Total debt	$130,953	$39,822	$91,131	$—	$—
Credit facility	9,533	9,533	—	—	—
Interest expense	22,731	10,221	12,507	3	—
Capital leases	6,573	2,083	3,765	725	—
Operating leases	1,916	1,205	711	—	—
Total	$171,706	$62,864	$108,114	$728	$—

As of September 28, 2014, the liability balance for uncertain tax positions was $6,065,000. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

We currently have outstanding $39,822,000 aggregate principal amount of our 8.50% Convertible Notes. On December 1, 2014, we initiated a redemption of the existing $39,822,000 of 8.50% Convertible Notes that can be put to us in January 2015. The outstanding $78,931,000 aggregate principal amount of our 8.50% Secured Notes mature on January 15, 2017. The outstanding $12,200,000 aggregate principal amount of our 10.875% Notes mature on January 15, 2017. We also currently have outstanding $37,500,000 aggregate principal amount of our 8.50% New Convertible Notes that mature on October 31, 2019.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 28, 2014, and September 29, 2013, we had valuation allowances of $227,219,000 and $213,948,000, respectively. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance was appropriate. Accordingly, we concluded that a full valuation allowance is appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Other Matters

See Note 1 to the consolidated financial statements contained in Item 15 below for a discussion of recent accounting pronouncements.

Inflation

Management believes inflation has not had a material effect on our operations or on our financial condition. We cannot be sure that our business will not be affected by inflation in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have no earnings or cash flow exposure due to market risk on our debt obligations that are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At September 28, 2014, we had fixed rate debt of $130,953,000, with a fair market value of $131,870,000. We used trading activity to determine the fair market value of the 8.50% Convertible Notes and the 8.50% Secured Notes. The 10.875% Notes had no trading activity, therefore the estimate was based on the closing market price of comparable debt as of the end of the fiscal year.

As of September 28, 2014 we had $9,533,000 in outstanding borrowings under our credit facility with PNC Bank. Prior to March 25, 2012, amounts borrowed under the credit facility were subject to cash interest, at our election, at a rate equal to either (i) PNC Bank’s alternate base rate (as defined in the credit agreement) plus 2.0% per annum, or (ii) LIBOR plus 4.5% per annum. After March 25, 2012, such loans, if any, are eligible to bear cash interest at a reduced rate equal to either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 28, 2014.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of September 28, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on that criteria, our management concluded that our internal control over financial reporting was effective as of September 28, 2014.

Our consolidated financial statements as of and for the year ended September 28, 2014, have been audited by Deloitte & Touche LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Deloitte & Touche LLP has also audited our internal control over financial reporting as of September 28, 2014, as stated in its attestation report included in this Annual Report on Form 10-K.

December 9, 2014

/s/ Richard J. Penn
President and Chief Executive Officer

/s/ David P. Radloff
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hutchinson Technology Incorporated

Hutchinson, Minnesota:

We have audited the internal control over financial reporting of Hutchinson Technology Incorporated and subsidiaries (the “Company”) as of September 28, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 28, 2014 of the Company and our report dated December 9, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
December 9, 2014

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2015 (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after September 28, 2014. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated into this item by reference is the information appearing under the headings “Proposal No. 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Our executive officers are as follows:

Name	Age	Position
Richard J. Penn	58	President, Chief Executive Officer and Director
David P. Radloff	55	Vice President and Chief Financial Officer
Connie L. Pautz	56	Vice President of Human Resources & Corporate Communications
Dale M. Ruzicka	54	Vice President of Operations
D. Mark Jelkin	52	Vice President of Engineering

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

Mr. Jelkin became Vice President of Engineering in June 2014. Previously, he had served as Director of Engineering and Program Development since 2006. He has been with HTI since 1988.

Executive officers are appointed annually by our board of directors and serve a one-year period or until their successors are elected.

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

Consolidated Statements of Operations for the fiscal years ended September 28, 2014, September 29, 2013 and September 30, 2012

Consolidated Statements of Comprehensive Loss for the fiscal years ended September 28, 2014, September 29, 2013 and September 30, 2012

Consolidated Balance Sheets as of September 28, 2014 and September 29, 2013

Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2014, September 29, 2013 and September 30, 2012

Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 28, 2014, September 29, 2013 and September 30, 2012

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

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended 12/29/2002; File No. 0-14709).
3.2	Restated By-Laws, as amended December 16, 2013 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed 12/18/2013).
4.1	Instruments defining the rights of security holders. The registrant agrees to furnish to the SEC upon request copies of instruments with respect to long-term debt.
4.2	Rights Agreement dated as of July 29, 2010, with Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A filed 7/30/2010); First Amendment to Rights Agreement dated as of May 6, 2011, with Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 2 to Registration Statement on Form 8-A/A filed 5/6/2011); Second Amendment to Rights Agreement, dated February 24, 2012, with Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 3 to Registration Statement on Form 8-A/A filed 2/24/2012); and Third Amendment to Rights Agreement, dated March 27, 2102, with Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4 to Registration Statement on Form 8-A/A filed 3/27/2012).
4.3	Indenture dated as of January 25, 2006, with LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 1/26/2006; File No. 0-14709), and Instrument of Resignation, Appointment and Acceptance dated October 29, 2008, with LaSalle Bank National Association, as prior trustee, and Wells Fargo Bank, National Association, as successor trustee (incorporated by reference to Exhibit 4.4 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008).

4.4	Form of 3.25% Convertible Subordinated Note due 2026 (included as part of Exhibit ).
4.5	Indenture, dated February 11, 2011, with Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 2/11/2011); and First Supplemental Indenture, dated June 17, 2011, with Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.8 to Amendment No. 3 to Registration Statement on Form S-4; File No. 333-173970).
4.6	Form of 8.50% Convertible Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed 2/11/2011).
4.7	Intercreditor Agreement, dated March 30, 2012, by and between PNC Bank, National Association, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed 4/2/2012); First Amendment to Intercreditor Agreement, dated January 22, 2013 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed 1/28/2013).
4.8	8.50% Senior Secured Second Lien Note Indenture, dated March 30, 2012, with Wells Fargo Bank, National Association, as Trustee (including form of 8.50% Senior Secured Second Lien Note due 2017) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 4/2/2012); First Supplemental Indenture, dated January 22, 2013 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed 1/28/2013).
4.9	Form of Warrant (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed 4/2/2012)
4.10	10.875% Senior Secured Second Lien Note Indenture, dated January 22, 2013, with Wells Fargo Bank, National Association, as trustee (including form of 10.875% Senior Secured Second Lien Note due 2017) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 1/28/2013).
4.11	Intercreditor Agreement, dated January 22, 2013, between Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed 1/28/2013).
10.1	Office/Warehouse Lease with OPUS Corporation, dated December 29, 1995 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended 3/24/96; File No. 0-14709), First Amendment to Office/Warehouse Lease dated April 30, 1996 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended 6/23/96; File No. 0-14709); and Second Amendment to Office/Warehouse Lease with VV Minneapolis, L.P., as successor-in-interest to OPUS Corporation, dated April 14, 2004 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended 9/25/2005; File No. 0-14709).
10.2	Patent License Agreement, effective as of September 1, 1994, with International Business Machines Corporation (incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95; File No. 0-14709).
10.3*	Amended and Restated 1996 Incentive Plan (as amended and restated October 10, 2008) (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008; File No. 0-14709).
10.4*	Form of Non-Statutory Stock Option Agreement (Employee) under Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008; File No. 0-14709).
10.5*	Form of Incentive Stock Option Agreement (Employee) under Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008; File No. 0-14709).
10.6*	Form of Non-Statutory Stock Option Agreement (Director) under Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008; File No. 0-14709).
10.7*	Form of Restricted Stock Agreement (Director) under Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed 12/7/2004; File No. 0-14709).
10.8*	Non-Employee Directors Equity Plan (as amended and restated January 25, 2012) (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended 9/30/2012).
10.9*	Form of Severance and Change in Control Agreement for Senior Executives (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Current Report on Form 8-K/A filed 10/14/2010).
10.10*	Severance Pay Plan (as amended and restated March 8, 2011) (incorporated by reference to Exhibit 10.1 to Amendment No. 1 on Form 10-Q/A for the quarter ended 3/27/2011).
10.11*	Employee Stock Purchase Plan (as amended and restated January 20, 2011) (incorporated by reference to Appendix B to Definitive Proxy Statement on Schedule 14A filed 12/10/2010).
10.12*	2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended 12/26/2010).
10.13*	Form of Director Stock Option Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended 12/26/2010).

10.14*	Form of Employee Non-Statutory Stock Option Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended 9/25/2011).
10.15*	Form of Employee Incentive Stock Option Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended 9/25/2011).
10.16*	Form of Employee Restricted Stock Unit Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended 9/25/2011).
10.17*	Form of Senior Management Restricted Stock Unit Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended 9/25/2011).
10.18*	Description of Fiscal Year 2014 Executive Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 10/15/2013).
10.19	Revolving Credit and Security Agreement, dated September 16, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 9/21/2011); Consent and Amendment No. 1 to Revolving Credit and Security Agreement, between PNC Bank, National Association, as agent and lender, dated February 6, 2012 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S-1, filed 2/27/2012; File No. 333-179384); Amendment to Consent and Amendment No. 1 to Revolving Credit and Security Agreement, dated March 28, 2012, with PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed 4/2/2012); Amendment No. 2 to Revolving Credit and Security Agreement, dated July 23, 2012, with PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 7/26/2012); Consent and Amendment No. 3 to Revolving Credit and Security Agreement, dated January 22, 2013 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed 1/28/2013); Waiver and Amendment No. 4 to Revolving Credit and Security Agreement, dated as of October 28, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 10/31/2013); Amendment No. 5 to Revolving Credit and Security Agreement, dated September 22, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 9/25/2014).
10.20	Securities Purchase Agreement, dated March 28, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 4/2/2012).
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101	The following financial statements and footnotes from the HTI Annual Report on Form 10-K for the fiscal year ended September 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 9, 2014.

HUTCHINSON TECHNOLOGY INCORPORATED

By	/s/ Richard J. Penn
Richard J. Penn,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 9, 2014.

/s/ Richard J. Penn	/s/ David P. Radloff
Richard J. Penn, President and Chief Executive Officer (Principal Executive Officer) and Director	David P. Radloff, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	*
Martha Goldberg Aronson, Director	Frank P. Russomanno, Director

*	*
Wayne M. Fortun, Director	Philip E. Soran, Director

*	*
Russell Huffer, Director	Thomas R. VerHage, Director

_____________________________

*	Richard J. Penn, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ Richard J. Penn
Richard J. Penn,
Attorney-in-Fact

CONSOLIDATED STATEMENTS OF OPERATIONS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 28, 2014	September 29, 2013	September 30, 2012
	(In thousands, except per share data)
Net sales	$261,087	$249,596	$248,589
Cost of sales	237,186	233,171	245,068
Gross profit	23,901	16,425	3,521
Research and development expenses	17,316	14,621	16,474
Selling, general and administrative expenses	22,990	23,676	28,398
Severance and site consolidation expenses (Note 1)	2,726	2,873	(711)
Asset Impairment (Note 1)	4,470	-	-
Debt refinancing costs (Note 2)	-	-	4,127
Insurance recoveries, net of flood related costs (Note 1)	-	-	(4,640)
Loss from operations	(23,601)	(24,745)	(40,127)
Other (expense) income, net	(1,738)	(550)	1,646
Gain on extinguishment of long-term debt (Note 2)	-	4,986	5,897
Interest income	73	98	131
Interest expense, including non-cash accretion of $3,343, $3,335 and $5,467	(15,909)	(15,121)	(16,551)
Gain on short- and long-term investments	-	272	567
Loss before income taxes	(41,175)	(35,060)	(48,437)
(Benefit) provision for income taxes	(761)	16	205
Net loss	$(40,414)	$(35,076)	$(48,642)
Basic loss per share	$(1.44)	$(1.35)	$(2.06)
Diluted loss per share	$(1.44)	$(1.35)	$(2.06)
Weighted-average common shares outstanding	27,993	25,981	23,565
Weighted-average diluted shares outstanding	27,993	25,981	23,565

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 28, 2014	September 29, 2013	September 30, 2012
		(In thousands)
Net loss	$(40,414)	$(35,076)	$(48,642)
Other comprehensive loss:
Foreign currency translation, net of income taxes of $0	(395)	(19)	(319)
Other comprehensive loss	(395)	(19)	(319)
Comprehensive loss	$(40,809)	$(35,095)	$(48,961)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Hutchinson Technology Incorporated and Subsidiaries

	September 28, 2014	September 29, 2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$37,939	$39,403
Short-term investments restricted (Note 1)	965	1,200
Trade receivables, net	23,971	21,680
Other receivables	2,894	3,214
Inventories	48,978	44,285
Other current assets	4,323	6,383
Total current assets	119,070	116,165

Property, plant and equipment:
Land, buildings and improvements	205,765	220,910
Equipment	639,251	660,980
Property under capital lease	9,770	5,509
Construction in progress	6,106	13,773
Less: Accumulated depreciation	(707,723)	(714,258)
Net property, plant and equipment	153,169	186,914
Other assets	2,926	3,596
Total assets	$275,165	$306,675
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt, net of discount (Note 2)	$48,731	$3,980
Current portion of capital lease obligation	2,109	1,122
Accounts payable	19,055	23,535
Accrued compensation	9,312	9,251
Accrued expenses and other	6,406	6,066
Total current liabilities	85,613	43,954

Long-term debt, net of discount (Note 2)	87,168	123,023
Capital lease obligation	4,464	2,968
Other long-term liabilities	3,092	2,497
Commitments and contingencies (Notes 2, 5 and 6)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 28,102,000 and 27,581,000 issued and outstanding	281	276
Additional paid-in capital	433,308	431,909
Accumulated other comprehensive loss	(543)	(148)
Accumulated loss	(338,218)	(297,804)
Total shareholders’ equity	94,828	134,233
Total liabilities and shareholders’ equity	$275,165	$306,675

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 28, 2014	September 29, 2013	September 30, 2012
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(40,414)	$(35,076)	$(48,642)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Depreciation and amortization	37,204	38,891	41,459
Stock-based compensation	1,345	1,140	1,979
Gain on short- and long-term investments	-	(272)	(567)
(Gain) loss on disposal of assets	(57)	98	418
Asset impairment charge (Note 1)	4,470	-	8,537
Non-cash interest expense	3,343	3,335	5,467
Gain on extinguishment of debt (Note 2)	-	(4,986)	(5,897)
Severance and site consolidation expenses (Note 1)	27	-	(1,741)
Changes in operating assets and liabilities (Note 7)	(7,392)	2,955	37,079
Cash (used for) provided by operating activities	(1,474)	6,085	38,092

INVESTING ACTIVITIES:
Capital expenditures	(17,283)	(18,880)	(27,880)
Proceeds from sale/leaseback of equipment	6,395	5,025	-
Proceeds from the sale of building and other assets	4,563	-	-
Change in restricted cash	1,662	1,698	(2,799)
Purchases of marketable securities	(2,395)	(1,200)	(2,813)
Sales/maturities of marketable securities	2,630	1,472	3,789
Cash used for investing activities	(4,428)	(11,885)	(29,703)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	59	358	-
Repayments of capital lease	(1,739)	(783)	-
Repayments of revolving credit line	(189,389)	(237,525)	(311,771)
Proceeds from revolving credit line and loan	194,942	241,505	301,362
Repayments of debt (Note 2)	-	(23,470)	(37,154)
Proceeds from private placement of debt (Note 2)	-	11,590	39,400
Debt refinancing costs (Note 2)	-	(359)	(4,127)
Cash provided by (used for) financing activities	3,873	(8,684)	(12,290)
Effect of exchange rate changes on cash	565	234	-
Net decrease in cash and cash equivalents	(1,464)	(14,250)	(3,901)
Cash and cash equivalents at beginning of year	39,403	53,653	57,554
Cash and cash equivalents at end of year	$37,939	$39,403	$53,653

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Hutchinson Technology Incorporated and Subsidiaries

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Loss	Equity
	(In thousands)
Balance, September 25, 2011	23,387	$234	$419,984	$190	$(214,086)	$206,322
Exercise of warrants	447	-	-	-	-	-
Issuance of common stock	66	5	119	-	-	124
Stock-based compensation (Note 5)	-	-	1,856	-	-	1,856
Equity component of debt repurchase	-	-	8,489	-	-	8,489
Components of comprehensive loss:
Foreign currency translation, net of income taxes of $0	-	-	-	(319)	-	(319)
Net loss	-	-	-	-	(48,642)	(48,642)

Balance, September 30, 2012	23,900	$239	$430,448	$(129)	$(262,728)	$167,830
Exercise of stock options	107	1	321	-	-	322
Exercise of warrants	3,409	-	-	-	-	-
Issuance of common stock	165	36	26	-	-	62
Stock-based compensation (Note 5)	-	-	1,114	-	-	1,114
Components of comprehensive loss:
Foreign currency translation, net of income taxes of $0	-	-	-	(19)	-	(19)
Net loss	-	-	-	-	(35,076)	(35,076)

Balance, September 29, 2013	27,581	$276	$431,909	$(148)	$(297,804)	$134,233
Exercise of stock options	45	-	54	-	-	54
Issuance of common stock	476	5	108	-	-	113
Stock-based compensation (Note 5)	-	-	1,237	-	-	1,237
Components of comprehensive loss:
Foreign currency translation, net of income taxes of $0	-	-	-	(395)	-	(395)
Net loss	-	-	-	-	(40,414)	(40,414)

Balance, September 28, 2014	28,102	$281	$433,308	$(543)	$(338,218)	$94,828

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries

(Columnar dollar amounts in thousands except per share amounts)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Organization

We are a global supplier of critical precision component technologies. As a key supplier of suspension assemblies for disk drives, we help customers improve overall disk drive performance and meet the demands of an ever-expanding digital universe. Through our new business development initiatives, we focus on leveraging our unique precision manufacturing capabilities in new markets to improve product performance, reduce size, lower cost and reduce time to market.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Hutchinson Technology Incorporated and its subsidiaries (“we,” “our” and “us”), all of which are wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Pronouncements

In May 2014, the FASB issued authoritative guidance related to revenue from contracts with customers. The updated guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The updated guidance will be effective for our first quarter of 2018. We are in the process of assessing the impact, if any, this guidance will have on our consolidated financial statements.

Fiscal Year

Our fiscal year is a fifty-two/fifty-three week period ending on the last Sunday in September. The fiscal years ended September 28, 2014, and September 29, 2013, were both fifty-two week periods and the fiscal year ended September 30, 2012, was a fifty-three week period.

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

We also enter into arrangements with customers that provide us with reimbursement for engineering services and specific program capacity to partially offset the costs of our investment. We recognize the associated revenue over the estimated life of the program to which the services and capacity relate. The deferred revenue related to these reimbursements, as recorded on our consolidated balance sheets as of September 28, 2014, and September 29, 2013, was $1,135,000 and $513,000, respectively, included in the line item “Accrued expenses and other” and $1,891,000 and $524,000, respectively, included in the line item “Other long-term liabilities.”

Cash and Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of three months or less.

The cash and cash equivalents that were restricted in use, as recorded on our consolidated balance sheets as of September 28, 2014, and September 29, 2013, was $2,059,000 and $3,721,000, respectively included in the line item “Other current assets”. As of September 28, 2014, and September 29, 2013, these amounts covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account. The revolving credit and security agreement between us and PNC Bank, as amended, requires that we maintain a $2,500,000 compensating balance to draw proceeds on the corresponding credit facility. The $2,500,000 balance is maintained under the credit agreement to assure future credit availability.

Investments

Our short-term investments are comprised of United States government debt securities. We account for securities available for sale in accordance with Financial Accounting Standards Board (“FASB”) guidance regarding accounting for certain investments in debt and equity securities, which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive income (“OCI”) within shareholders’ equity. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our available-for-sale securities as short- or long-term based upon management’s intent and ability to hold these investments.

A summary of our investments as of September 28, 2014, and September 29, 2013, is as follows:

	September 28, 2014
		Gross Realized		Gross Unrealized
	Cost Basis	Gains	Losses	Gains	Losses	Recorded Basis
Available-for-sale securities
Short-term investments restricted
U.S. government debt securities	$965	$-	$-	$-	$-	$965

	September 29, 2013
		Gross Realized		Gross Unrealized
	Cost Basis	Gains	Losses	Gains	Losses	Recorded Basis
Available-for-sale securities
Short-term investments restricted
U.S. government debt securities	$1,200	$-	$-	$-	$-	$1,200

As of September 28, 2014, and September 29, 2013, our short-term investments mature within one year.

As of September 28, 2014, and September 29, 2013, we had $965,000 and $1,200,000, respectively, of short-term investments that were restricted in use. The amounts are required by the State of Minnesota to be held as security for our self-insured workers compensation programs.

Trade Receivables

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $23,971,000 at September 28, 2014, and $21,680,000 at September 29, 2013, are net of allowances for sales returns of $497,000 and $656,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

During the third and fourth quarters of 2014, we entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Hongkong and Shanghai Banking Corporation Limited, Bangkok Branch (“HSBC”), under which our Thai subsidiary, Hutchinson Technology Operations (Thailand) Co. Ltd., sold, without recourse, an aggregate of $43,849,000 of its accounts receivable to HSBC and was paid 95% of the face value of the accounts receivable, less interest expense of LIBOR plus 1.75%. Upon full payment of the receivable by its customer to HSBC, our Thai subsidiary receives from HSBC the 5% remainder due on the receivable. As of September 28, 2014, there remained $1,177,000 to be paid to our Thai subsidiary from HSBC from the sale of $23,472,000 of its accounts receivable to HSBC. The $1,177,000 was included within the line item “Other receivables” on our consolidated balance sheet.

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

Fiscal Year	Beginning Balance	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	Ending Balance
2014	$656	$1,968	$(2,127)	$497
2013	$44	$2,094	$(1,482)	$656

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at September 28, 2014, and September 29, 2013:

	2014	2013
Raw materials	$21,376	$18,608
Work in process	11,860	9,306
Finished goods	15,742	16,371
	$48,978	$44,285

Property and Depreciation

Property, plant and equipment are stated at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets. We also use straight-line depreciation methods for income tax reporting purposes.

Costs of renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Maintenance and repairs are charged directly to expense as incurred.

Property under capital lease is comprised of equipment used in our operations. The related depreciation for capital leases is included in depreciation expense. The carrying value of property under capital lease was $9,770,000 at September 28, 2014, net of accumulated depreciation of $2,520,000.

Estimated useful lives for financial reporting purposes are as follows:

Buildings (in years)	25	to	35
Leasehold improvements (in years)	5	to	10
Equipment (in years)	1	to	15
Capital leases (in years)	1	to	15

Other Comprehensive Loss

The components of accumulated OCI, net of income taxes, were as follows:

	September 28, 2014	September 29, 2013
Foreign currency translation	$(543)	$(148)

Our Thailand operation uses their local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated OCI. Foreign currency translation, net of income taxes of $0, was a $395,000 loss in 2014, a $19,000 loss in 2013 and a $319,000 loss in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other (expense) income, net” in the consolidated statements of operations. We recognized a foreign currency loss of $2,076,000 in 2014, a loss of $1,372,000 in 2013 and a loss of $233,000 in 2012 primarily related to purchases denominated in U.S. dollars made by our Thailand operation.

Engineering and Process Development

Our engineers and technicians are responsible for the implementation of new technologies, as well as process and product development and improvements. Expenditures related to these activities totaled $47,397,000 in 2014, $39,657,000 in 2013 and $39,764,000 in 2012. Of these amounts, $17,316,000 in 2014, $14,621,000 in 2013 and $16,474,000 in 2012 were classified as research and development expenses, with the remainder relating to quality, engineering and manufacturing support, classified as cost of sales.

Severance and Site Consolidation Expenses

A summary of our severance and site consolidation expenses as of September 28, 2014, is as follows:

	Severance and Benefits	Site Consolidation Expenses	Total
Accrual balances, September 25, 2011	$1,741	$-	$1,741
Restructuring (reversals) charges	(895)	184	(711)
Cash payments	(846)	(184)	(1,030)
Accrual balances, September 30, 2012	-	-	-
Restructuring charges	1,212	1,661	2,873
Cash payments	(1,212)	(1,661)	(2,873)
Accrual balances, September 29, 2013	-	-	-
Restructuring charges	1,377	1,349	2,726
Cash payments	(1,350)	(1,349)	(2,699)
Accrual balances, September 28, 2014	$27	$-	$27

We have had an ongoing severance and manufacturing consolidation and restructuring plan in place to support efforts to improve operating results and liquidity through improved utilization of our facilities in both the U.S. and Thailand.

At the end of 2011, $1,741,000 of severance and other expenses remained to be paid related to the 2011 manufacturing consolidation and restructuring plan that included eliminating approximately 800 positions from our U.S. workforce. As a result of leveraging our U.S. assembly operations to offset the temporary loss of manufacturing capacity in Thailand due flooding, we retained approximately 120 employees in our Hutchinson, Minnesota manufacturing facility that we previously expected to terminate and whose anticipated severance and benefits were included in our 2011 severance and benefits expenses. This resulted in a reduction of $895,000 in our severance and benefits expenses during the first quarter of 2012. The remaining severance and benefits payments were completed in our second quarter of 2012.

As part of our consolidation and restructuring actions, a total of $184,000 of other expenses were recorded in 2012, primarily internal labor, contractors and freight, related to consolidation of the Hutchinson, Minnesota components operations into our operations in Eau Claire, Wisconsin.

During the first quarter of 2013, we eliminated approximately 55 positions as part of our continued focus on overall cost reductions. As of September 29, 2013, we had incurred $2,873,000 of severance and site consolidation expenses, primarily internal labor, contractors and freight, related to the consolidation. All severance and benefits payments were completed in our second quarter of 2013.

During the second and third quarters of 2014, we identified a total of approximately 170 positions to be eliminated as part of our continued consolidation effort and our continued focus on overall cost reductions. During the fourth quarter of 2014, we retained approximately 40 of those positions for manufacturing of our shape memory alloy optical image stabilization product. This and our site consolidation activities resulted in $2,726,000 of severance and site consolidation expenses. We expect the total remaining 2014 severance and benefits payments of $27,000 will be complete by the end of our first quarter of 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

In connection with this consolidation of our operations, two of our facilities were offered for sale or lease in 2013, including the Eau Claire, Wisconsin assembly building and the Development Center building on our Hutchinson, Minnesota campus. During the first quarter of 2014, we received third-party interest in purchasing the Eau Claire assembly building. Based on the discussions regarding the potential sale of this building, we modified our forecast model to increase the probability of a sale of our Eau Claire assembly building and decrease the probability of a lease. Using these new weightings for sale and lease, the carrying value of our assets exceeded the expected undiscounted cash flows indicating a trigger of potential impairment. As a result, we evaluated the recoverability of the Eau Claire assembly building based on these circumstances and recorded an impairment charge of $4,470,000 included in the line item “Asset impairment” in our consolidated statement of operations. The building and related assets had remaining useful lives ranging from 15 to 30 years. We determined the long-lived assets did not meet the criteria to be classified as assets held for sale. During the second quarter of 2014, we sold the Eau Claire, Wisconsin assembly building, and related real and personal property for net proceeds of $4,364,000. We will continue to own and operate the remaining portion of the Eau Claire facility, representing approximately 700,000 square feet of floor space. As of September 28, 2014, there were no indicators of additional impairment related to our Development Center building.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 28, 2014, and September 29, 2013, we had valuation allowances of $227,219,000 and $213,948,000 respectively. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that a full valuation allowance was appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share identifies the dilutive effect of potential common shares using net income (loss) available to common shareholders and is computed (i) using the treasury stock method for outstanding stock options and the if-converted method for the 8.50% Convertible Notes, and (ii) in accordance with FASB guidance relating to the effect of contingently convertible instruments on diluted earnings per share for the 3.25% Notes outstanding as of September 30, 2012. A reconciliation of these amounts is as follows:

	2014	2013	2012
Net loss	$(40,414)	$(35,076)	$(48,642)

Weighted-average common shares outstanding	27,993	25,981	23,565
Dilutive potential common shares	-	-	-
Weighted-average diluted shares outstanding	27,993	25,981	23,565

Basic loss per share	$(1.44)	$(1.35)	$(2.06)
Diluted loss per share	$(1.44)	$(1.35)	$(2.06)

Diluted loss per share for 2014 excludes potential common shares of 366,000 using the treasury stock method and potential common shares of 4,630,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for 2013 excludes potential common shares of 533,000 using the treasury stock method and potential common shares of 5,305,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for 2012 excludes potential common shares and warrants of 2,241,000 using the treasury stock method and potential common shares of 8,466,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive.

2.	Financing Arrangements

Debt

	2014	2013
8.50% Convertible Notes	$39,822	$39,822
8.50% Convertible Notes debt discount	(624)	(2,535)
8.50% Secured Notes	78,931	78,931
8.50% Secured Notes debt discount	(3,575)	(4,870)
10.875% Notes	12,200	12,200
10.875% Notes debt discount	(388)	(525)
Credit Facility	9,533	3,980
Total debt, net of discounts	135,899	127,003
Less: Current maturities, net of discount	(48,731)	(3,980)
Total long-term debt, net of discounts	$87,168	$123,023

At September 28, 2014, the future maturities of short- and long-term debt consisted of the following:

2015	$49,355
2016	-
2017	91,131
2018	-
2019	-
Thereafter	-
$140,486

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

October 2014 Financing Transactions

On October 23, 2014, subsequent to year-end, we issued $37,500,000 aggregate principal amount of 8.50% Convertible Senior Notes due 2019 (the “8.50% New Convertible Notes”). The 8.50% New Convertible Notes bear interest at a rate of 8.50% per annum, payable semi-annually in arrears on April 30 and October 31 of each year, beginning April 30, 2015. The 8.50% New Convertible Notes will mature on October 31, 2019. Each $1,000 principal amount of the 8.50% New Convertible Notes is convertible into 266.6667 shares of our common stock (which is equal to an initial conversion price of approximately $3.75 per share), subject to adjustment under certain circumstances. The 8.50% New Convertible Notes rank pari passu in right of payment with all existing and future senior indebtedness of our company. Certain beneficial holders of the 8.50% New Convertible Notes have the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes was escrowed until the put right expires. Additionally, we were required to escrow at least $35,000,000 of cash that will be restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Senior Notes due 2026 (the “8.50% Convertible Notes”), plus accrued but unpaid interest thereon. On December 1, 2014, we initiated a redemption of the existing $39,822,000 of 8.50% Convertible Notes that can be put to us in January 2015. To fund this, we expect to use the proceeds of the 8.50% New Convertible Notes and our existing cash.

On October 23, 2014, we entered into an agreement providing for the private exchange of $15,000,000 aggregate principal amount of our 8.50% Senior Secured Second Lien Notes due 2017 (the “8.50% Secured Notes”) held by a certain holder for 2,500,000 shares of our common stock and warrants to purchase an additional 2,500,000 shares of our common stock on a cashless basis at an exercise price of $0.01 per share. The holder of the warrants will be entitled to participate pro rata in any dividends or other distributions (whether in cash, securities or other assets) paid, or rights offered, to holders of our common stock on an as-exercised basis. Applying debt extinguishment accounting, we expect to record a loss on extinguishment of debt of approximately $4,000,000 in our first quarter of 2015.

To accommodate the October 2014 debt transactions described above, on October 20, 2014, we entered into supplemental indentures relating to our 8.50% Secured Notes and to our 10.875% Secured Notes.

Additionally, on October 20, 2014, we entered into an amendment to our senior secured credit agreement, dated as of September 16, 2011, as previously amended, with PNC Bank. Under the amendment, PNC Bank consented to the transactions contemplated by the New Notes and the exchange transaction, referred to above.

8.50% Convertible Notes

We currently have outstanding $39,822,000 aggregate principal amount of 8.50% Convertible Notes, which as of September 28, 2014 was classified as current on our consolidated balance sheets. The 8.50% Convertible Notes were issued in February 2011 as part of a tender/exchange pursuant to an indenture dated as of February 11, 2011. The 8.50% Convertible Notes are senior in right of payment to any of our existing and future subordinated indebtedness. Interest at a rate of 8.50% per annum is payable on the 8.50% Convertible Notes on January 15 and July 15 of each year. The 8.50% Convertible Notes mature on January 15, 2026. Each $1,000 principal amount of the 8.50% Convertible Notes is convertible into 116.2790 shares of our common stock (which is equal to an initial conversion price of approximately $8.60 per share), subject to adjustment.

We have the right to redeem the 8.50% Convertible Notes (i) on or after January 15, 2013, to, but excluding, January 15, 2015, if the closing price of our common stock equals or exceeds 150% of the conversion price, and (ii) at any time on or after January 15, 2015, in either case in whole or in part, for cash equal to 100% of the principal amount of the 8.50% Convertible Notes to be redeemed plus any accrued but unpaid interest to, but excluding, the redemption date. Holders of the 8.50% Convertible Notes may require us to repurchase all or a portion of their 8.50% Convertible Notes at par on each of January 15, 2015, January 15, 2016, and January 15, 2021, for cash equal to 100% of the principal amount of the 8.50% Convertible Notes to be repurchased plus any accrued but unpaid interest to, but excluding, the repurchase date. On December 1, 2014, we initiated a redemption of the existing 8.50% Convertible Notes that can be put to us on January 15, 2015. To fund this, we will use the proceeds of the 8.50% New Convertible Notes and our existing cash. If a fundamental change (as defined in the indenture) occurs, each holder of 8.50% Convertible Notes will have the right to require us to repurchase all or any portion of that holder’s 8.50% Convertible Notes for cash equal to 100% of the principal amount of the 8.50% Convertible Notes to be repurchased plus any accrued but unpaid interest to, but excluding, the repurchase date.

In July 2011, we completed an exchange for a portion of our outstanding 3.25% Notes. In connection with the July 2011 exchange, we issued $45,170,000 aggregate principal amount of the 8.50% Convertible Notes and made aggregate cash payments of $3,091,000 in exchange for $45,963,000 aggregate principal amount of the 3.25% Notes.

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

On October 23, 2014, subsequent to year-end, we entered into an agreement providing for the private exchange of $15,000,000 aggregate principal amount of our 8.50% Secured Notes held by a certain holder for 2,500,000 shares of our common stock and warrants to purchase an additional 2,500,000 shares of our common stock on a cashless basis at an exercise price of $0.01 per share. The holder of the warrant will be entitled to participate pro rata in any dividends or other distributions (whether in cash, securities or other assets) paid, or rights offered, to holders of our common stock on an as-exercised basis.

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

Debt refinancing costs of $359,000 were capitalized and are being amortized until the maturity date. The amortization expense is included in interest expense.

Senior Secured Credit Facility

On September 22, 2014, we entered into an amendment to our existing senior secured credit facility dated as of September 16, 2011, as previously amended, with PNC Bank, National Association (“PNC Bank”). The amendment reduces the maximum principal amount of the revolving credit facility provided by the credit agreement from $35,000,000 to $20,000,000, extends the maturity date of the senior secured credit facility from October 1, 2014 to December 1, 2016, reduces the cash balance we are required to maintain in an account at PNC Bank from $15,000,000 to $2,500,000, and modifies the fixed charge coverage covenant under the credit agreement by eliminating the requirement for the four fiscal quarters ending September 28, 2014 and changing the measurement periods thereafter for the fixed charge coverage covenant by excluding from such measurement periods all fiscal quarters ended on or prior to September 28, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The amendment also requires us to maintain cash on our balance sheet, including restricted cash, during the period from December 1, 2014 through January 16, 2015 (which is the day after the 2015 put date for our 8.50% Convertible Notes) and during the period from December 1, 2015 through January 16, 2016 (which is the day after the 2016 put date for our 8.50% Convertible Notes) in an amount not less than the aggregate principal amount of our 8.50% Convertible Notes then outstanding, and establishes a reserve against our borrowing base during each such period in the same amount. The amendment permits us to redeem, repurchase or repay our 8.50% Convertible Notes in whole or in part at any time as long as, after giving effect to such redemption, repurchase or repayment, no default or event of default exists under the credit agreement and we have liquidity of not less than $20,000,000, and permits us to incur additional unsecured debt at any time prior to January 15, 2016 in an amount not to exceed the aggregate principal amount of our 8.50% Convertible Notes then outstanding as long as certain conditions are satisfied, including a requirement that, by the next put date for our 8.50% Convertible Notes, we reduce the aggregate principal balance of our 8.50% Convertible Notes by an amount equal to the principal amount of such additional unsecured debt then outstanding.

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

From time to time, we borrow funds under the senior secured credit facility. As of September 28, 2014, we had $9,533,000 outstanding which was repaid early in the following quarter. Our average outstanding balance in 2014 was $3,133,000. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement. The credit agreement contains certain financial covenants that require us to maintain a minimum fixed charge coverage ratio and minimum liquidity. If we are unable to generate sufficient operating results in future quarters, we may not be able to comply with financial covenants in the credit agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period.

3.	Income Taxes

The (benefit) provision for income taxes consists of the following:

	2014	2013	2012
Current:
Federal	$(845)	$(195)	$3
Foreign	77	205	195
State	7	6	7
Deferred	-	-	-
	$(761)	$16	$205

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The deferred provision is composed of the following:

	2014	2013	2012
Asset bases, lives and depreciation methods	$(2,512)	$(1,341)	$4,074
Reserves and accruals not currently deductible	958	458	2,344
Tax credits and NOL carryforwards	(10,167)	(11,081)	(19,702)
Deferred tax liability on 3.25% Notes	-	(69)	(3,732)
Valuation allowance	11,721	12,033	17,016
	$-	$-	$-

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2014	2013	2012
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
Effect of:
Foreign and state income taxes, net of federal income tax benefits	0.2	0.6	0.4
Valuation allowance on deferred tax assets and/or use of tax credits	32.6	34.1	35.5
Other permanent differences	0.3	0.3	(0.5)
	(1.9)%	0.0%	0.4%

The following table shows the significant components of our deferred tax assets:

	2014	2013
Current deferred tax assets:
Receivable allowance	$174	$232
Inventories	2,526	3,510
Accruals and other reserves	2,587	2,209
Tax credits expiring within 1 year	255	262
Valuation allowance	(5,542)	(6,213)
Total current deferred tax assets	-	-
Long-term deferred tax assets:
Property, plant and equipment	(2,842)	(5,354)
Stock based compensation	3,998	4,307
Long-term capital loss	888	893
Deferred income	208	256
Tax credits	30,265	29,918
NOL carryforwards	185,493	174,115
Other debt-related	3,667	3,600
Valuation allowance	(221,677)	(207,735)
Total long-term deferred tax assets	-	-
Total deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 28, 2014, our deferred tax assets included $30,520,000 of unused tax credits. Of the total, $3,079,000 can be carried forward indefinitely, $22,323,000 of US federal tax credits expire at various dates beginning in 2018, and $5,118,000 of various state tax credits expire at various dates beginning in 2015, including $255,000 that will expire in 2015.

In addition, at September 28, 2014, our deferred tax assets included $185,493,000 of NOL carryforwards that will begin to expire in 2021 if not otherwise used by us. As of September 28, 2014, we had an estimated NOL carryforward of $520,153,000 for United States federal tax return purposes.

A valuation allowance of $227,219,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the deferred tax assets before they expire.

Gross unrecognized tax benefits as of September 28, 2014, and September 29, 2013, were $6,065,000 and $7,021,000, respectively. For 2014, $5,665,000 of our gross unrecognized tax benefits would decrease our effective tax rate if realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

2014
Gross unrecognized tax benefits at September 29, 2013	$7,021
Gross increases in tax positions for prior year	-
Gross decreases in tax positions for prior year	(167)
Gross increases in tax positions for current year	70
Fiscal 2014 settlements	-
Lapse in statute of limitations	(859)
Gross unrecognized tax benefits at September 28, 2014	$6,065

Our policy is to record interest expense and penalties within the provision for income taxes on the consolidated statements of operations. No interest expense or penalties have been included in the gross amount of unrecognized tax benefits due to existing tax credits and NOL carryforwards.

The major jurisdictions in which we file income tax returns are United States federal, various U.S. states and Thailand. In the United States federal jurisdiction we are no longer subject to examination for fiscal years prior to 2011. For state jurisdictions we are no longer subject to examination for fiscal years prior to 2010. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. In Thailand we operate under various tax holidays that currently are scheduled to fully expire as early as 2024. For 2014 and prior fiscal years, these holidays had no impact on our tax provision or our net loss.

The timing of the resolution of uncertain tax positions is dependent on numerous factors and therefore is highly uncertain; however, we believe it is reasonably possible in the next 12 months that the gross unrecognized tax benefits could be reduced between $70,000 and $100,000 due to tax attributes expiring unused.

On September 13, 2013, the IRS released final regulations relating to the capitalization of tangible personal property. We continue to analyze the impact of these new regulations. We do not believe they will have a material impact on our financial statements. These regulations become effective for us in 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Available-for-Sale Securities

Our available-for-sale securities are comprised of United States government debt securities. The fair value is based on quoted market prices in active markets.

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at September 28, 2014
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$37,939	$-	$-
Available-for-sale securities
U.S. government debt securities	$965	$-	$-
Total assets	$38,904	$-	$-

	Fair Value Measurements at September 29, 2013
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$39,403	$-	$-
Available-for-sale securities
U.S. government debt securities	$1,200	$-	$-
Total assets	$40,603	$-	$-

Debt

The fair values of our 8.50% Convertible Notes and our 8.50% Secured Notes were determined based on the closing market price of the respective Notes as of the most recent trading date before the end of the fiscal year. The fair value of our 8.50% Convertible Notes and our 8.50% Secured Notes were classified in Level 2 of the fair value hierarchy.

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

The estimated fair values of our short- and long-term debt are as follows:

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.50% Convertible Notes	$39,822	$39,125	$39,822	$38,357
8.50% Secured Notes	78,931	79,720	78,931	72,222
10.875% Notes	12,200	13,025	12,200	12,909
Credit Facility	9,533	9,533	3,980	3,980

Other

Our financial instruments other than those presented in the disclosures above, include accounts receivable, accounts payable, and other payables. The carrying value of accounts receivable, accounts payable, and other payables approximate fair value because of the short-term nature of these instruments. The fair values of these items were classified as Level 1 of the fair value hierarchy.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These include certain long-lived assets that are written down to fair value when they are determined to be impaired. In the first quarter of 2014, we recognized an impairment of $4,470,000 related to our Eau Claire assembly building using a valuation methodology based on Level 3 inputs. See Note 1 to the consolidated financial statements for additional details regarding this impairment.

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

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

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

We recorded stock-based compensation expense related to our stock options, RSUs and common stock, included in selling, general and administrative expenses, of $1,345,000, $1,140,000 and $1,979,000 for 2014, 2013 and 2012, respectively. As of September 28, 2014, $1,593,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of approximately 17 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during 2014, 2013, and 2012 was $2.34, $1.27, and $1.27, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	2014	2013	2012
Risk-free interest rate	2.3%	1.3%	1.7%
Expected volatility	80%	80%	80%
Expected life (in years)	8.0	8.0	8.0
Dividend yield	-	-	-

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during 2014 are summarized in the following table:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)
Outstanding at September 29, 2013	3,168,924	12.15	5.5
Granted	340,000	3.06
Exercised	(45,297)	2.90
Expired/Canceled	(329,585)	26.42
Outstanding at September 28, 2014	3,134,042	9.80	5.3

Options exercisable at September 28, 2014	2,508,477	11.63	4.5

The aggregate intrinsic value at year-end of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding for 2014, 2013 and 2012 was $1,813,000, $1,573,000 and $39,000, respectively. The aggregate intrinsic value at year-end of our stock options exercisable for 2014 was $1,079,000, for 2013 was $421,000 and for 2012 was $0.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)	Weighted-Average Remaining Contractual Life (yrs.)
Unvested at September 29, 2013	819,685	1.59	8.3
Granted	340,000	2.34
Vested	(523,286)	1.75
Canceled	(10,834)	1.84
Unvested at September 28, 2014	625,565	1.86	8.6

The following table summarizes information about stock options outstanding at September 28, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number Outstanding	Weighted-Average Remaining Contractual Life (yrs)	Weighted-Average Price ($)	Number Exercisable	Weighted-Average Exercise Price ($)
1.45	–	3.00	912,387	8.3	2.12	316,822	1.65
3.01	–	5.00	849,222	5.6	3.07	819,222	3.04
5.01	–	10.00	523,433	5.2	7.33	523,433	7.33
10.01	–	37.95	849,000	2.0	26.31	849,000	26.31
	Total		3,134,042	5.3	9.80	2,508,477	11.63

RSU transactions for 2014 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Unvested at September 29, 2013	983,058	1.59
Granted	346,750	2.98
Vested	(459,226)	1.53
Canceled	(88,491)	2.14
Unvested at September 28, 2014	782,091	2.17

Employee Benefit Plans

We have a defined contribution plan covering our employees in the U.S. Our contributions to the plan were $1,221,000 in 2014, $1,154,000 in 2013 and $905,000 in 2012. We also have a provident fund covering our employees in Thailand. Our contributions to the plan were $120,000 in 2014, $79,000 in 2013 and $62,000 in 2012.

We sponsor a self-insured comprehensive medical and dental plan for qualified U.S. employees that is funded by contributions from plan participants and from us. Contributions are made through a Voluntary Employee’s Benefit Association Trust. We recognized expense related to these plans of $6,935,000 in 2014, $7,387,000 in 2013 and $10,159,000 in 2012. We also recognized $361,000 and $78,000 in 2014 and 2013, respectively, related to a post–employment benefit upon retirement obligation related to our Thailand facility employees under the Thai Labor Protection Act.

6.	Commitments and Contingencies

Lease Commitments

We are committed under various operating lease agreements. Total lease expense under these operating leases was $1,717,000 in 2014, $2,381,000 in 2013 and $3,291,000 in 2012.

We also have leased manufacturing equipment that has been treated as capital leases for accounting purposes. Assets acquired under capital leases are depreciated over the useful life of the asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The future minimum lease payments under our capital and operating leases by fiscal year at September 28, 2014, are as follows:

	Capital Leases	Operating Leases
2015	$2,401	$1,205
2016	2,114	657
2017	1,901	54
2018	728	-
Thereafter	-	-
Total future minimum lease payments	7,144	1,916
Less: Interest	(571)	-
Total future minimum lease payments excluding interest	$6,573	$1,916

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

7.	Supplementary Cash Flow Information

	2014	2013	2012
Changes in operating assets and liabilities:
Receivables, net	$(2,386)	$386	$26,744
Inventories	(4,769)	(2,968)	13,586
Other assets	(111)	(621)	(548)
Accounts payable and accrued expenses	(731)	5,212	(2,963)
Other long-term liabilities	605	946	260
	$(7,392)	$2,955	$37,079

Cash paid for:
Interest (net of amount capitalized)	$11,696	$11,031	$10,844
Income taxes	169	46	9
Assets acquired through capital lease	4,261	4,822	-

Non-cash investing activities:
Capital expenditures in accounts payable	1,813	4,264	1,464

Capitalized interest was $650,000 in 2014, $1,278,000 in 2013 and $1,630,000 in 2012. Interest is capitalized using an overall borrowing rate for assets that are being constructed or otherwise produced for our own use. Interest capitalized during 2014 was primarily for additional manufacturing equipment for new process technology and capability improvements and tooling.

8.	Shareholders’ Equity

Stock Repurchase Program

On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. The board of directors terminated the plan on October 9, 2013, at which point $72,368,000 remained available for repurchase and no repurchases had been made since 2008.

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

In May 2011, we amended the rights agreement to accommodate the exchange of 3.25% Notes for 8.50% Convertible Notes in an exchange offer to avoid one or more participants inadvertently becoming “acquiring persons” with respect to the rights. In each of February and March 2012, we further amended the rights agreement to similarly accommodate the issuance of common stock warrants in connection with the private placement of 8.50% Secured Notes to avoid the warrant holders inadvertently becoming acquiring persons with respect to the rights. In October 2014, subsequent to year-end, we further amended the rights agreement to accommodate the issuance of the 8.50% New Convertible Notes to avoid one or more participants and the warrant holders inadvertently becoming acquiring persons with respect to the rights.

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

Effective October 1, 2012, we realigned our business into a single operating and reportable segment. Our chief operating decision maker now assesses financial performance of our company as a whole. Due primarily to the restructuring actions that occurred during 2012 and the additional cost reductions that we have made since the end of 2012, the operating losses from our biomeasurement business have been significantly reduced. In connection with this realignment, we also eliminated divisional presidents.

The October 1, 2012, realignment is reflected in the information contained in this report for all periods presented.

Net Sales by Product

The following table represents net sales by product:

	2014	2013	2012
Net sales:
Suspension assemblies	$250,741	$240,462	$234,322
Other products	10,346	9,134	12,795
Total net sales	$261,087	$249,596	$248,589

Geographic Information

Sales to foreign locations were as follows:

	2014	2013	2012
Foreign-based enterprises	$49,648	$79,691	$148,999
Foreign subsidiaries of United States corporations	203,895	162,120	89,548
	$253,543	$241,811	$238,547

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The majority of these foreign location sales were to the Pacific Rim region. In addition, we have sales to United States corporations that used our products in their offshore manufacturing sites.

Revenue assigned based on product shipment location and long-lived assets by geographic area were as follows:

	2014	2013	2012
Revenue:
Thailand	$203,858	$140,949	$76,034
Hong Kong	33,832	42,505	77,436
Philippines	15,597	36,931	71,332
Malaysia	62	21,171	13,513
United States	7,544	7,784	10,042
Other foreign countries	194	256	232
	$261,087	$249,596	$248,589

Long-lived assets:
United States	$129,051	$162,231	$184,030
Thailand	24,092	24,659	18,438
Other foreign countries	26	24	-
	$153,169	$186,914	$202,468

Major Customers

Sales to customers in excess of 10% of net sales were as follows:

	2014	2013	2012
Western Digital Corporation	60%	52%	26%
Seagate Technology, LLC	18%	14%	10%
SAE Magnetics, Ltd./TDK Corporation	15%	24%	47%
HGST (a Western Digital company)	4%	8%	12%

11.	Summary of Quarterly Information (unaudited)

The following table summarizes unaudited financial data for 2014 and 2013. The price range per share reflects the high and low sales prices as reported on the NASDAQ Global Select Market during each quarter.

	2014 by Quarter				2013 by Quarter
	First	Second	Third	Fourth	First	Second		Third	Fourth
Net sales	$70,312	$60,699	$59,772	$70,304	$63,699	$60,930		$61,308	$63,659
Gross profit (loss)	5,530	5,863	3,557	8,951	7,421	7,977		1,399	(372)
Loss from operations	(9,337)[1]	(5,388)[2]	(7,412)[3]	(1,465)[4]	(3,102)[5]	(2,056)[6]		(8,926)[7]	(10,661)[8]
(Loss) income before income taxes	(16,162)[9]	(8,681)	(11,192)	(5,141)	(6,476)	1,830	[10]	(15,909)	(14,505)
Net (loss) income	(15,346)	(8,706)	(11,207)	(5,156)	(6,522)	1,867		(15,866)	(14,555)
Net (loss) income per share:
Basic	(0.55)	(0.31)	(0.40)	(0.18)	(0.27)	0.07		(0.59)	(0.53)
Diluted	(0.55)	(0.31)	(0.40)	(0.18)	(0.27)	0.07		(0.59)	(0.53)
Price range per share:
High	4.25	4.35	2.99	4.85	2.18	3.15		6.69	5.85
Low	2.75	2.70	1.96	2.05	1.35	1.82		2.67	3.17

1	During the first quarter of 2014, we recorded $4,470,000 of impairment related to our Eau Claire assembly building and $300,000 of site consolidation expenses.

2	During the second quarter of 2014, we recorded $400,000 for severance expenses and $600,000 of site consolidation expenses.

3	During the third quarter of 2014, we recorded $1,300,000 for severance expenses and $200,000 of site consolidation expenses.

4	During the fourth quarter of 2014, we recorded a $300,000 reversal of previously recorded severance expenses and $300,000 of site consolidation expenses.

5	During the first quarter of 2013, we recorded $1,000,000 for severance expenses.

6	During the second quarter of 2013, we recorded $300,000 of site consolidation expenses.

7	During the third quarter of 2013, we recorded $600,000 of site consolidation expenses.

8	During the fourth quarter of 2013, we recorded $900,000 of site consolidation expenses.

9	During the first quarter of 2014, we recorded $3,200,000 loss on foreign currency.

10	During the second quarter of 2013, we recorded a $5,000,000 gain on extinguishment of debt related to our 3.25% Notes redemption and 8.50% Convertible Notes exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

12.	Subsequent Events

In October 2014, subsequent to year-end, we completed a debt offering that will enable us to address the $39,822,000 of 8.50% Convertible Notes that can be put to us in January 2015. This included the sale of $37,500,000 of 8.50% New Convertible Notes and an exchange of $15,000,000 of 8.50% Secured Notes for 2.5 million shares of common stock and warrants to purchase an additional 2.5 million shares. Certain beneficial holders of the 8.50% New Convertible Notes have the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes was escrowed until the put right expires. Additionally, we were required to escrow at least $35,000,000 of cash that will be restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Notes, plus accrued but unpaid interest thereon. On December 1, 2014, we initiated a redemption of the existing $39,822,000 of 8.50% Convertible Notes that can be put to us in January 2015. To fund this, we expect to use the proceeds of the 8.50% New Convertible Notes and our existing cash. See Note 2 to the consolidated financial statements for additional details regarding these financing transactions.

On November 25, 2014, subsequent to year-end, there were 1,250,000 warrants exercised which resulted in the issuance of 1,246,493 shares of common stock.

On December 1, 2014, subsequent to year-end, we initiated a redemption of all $39,822,000 aggregate principal amount of our outstanding 8.50% Convertible Notes. In accordance with the terms of the indenture and a notice of redemption thereunder, the 8.50% Convertible Notes will be redeemed on January 15, 2015 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date.

Subsequent to year-end, we entered into an agreement under which we will receive a $15,000,000 advance payment from a customer in our first quarter of 2015 for suspension assemblies expected to ship to that customer in the second quarter of 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hutchinson Technology Incorporated

Hutchinson, Minnesota:

We have audited the accompanying consolidated balance sheets of Hutchinson Technology Incorporated and subsidiaries (the “Company”) as of September 28, 2014 and September 29, 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended September 28, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hutchinson Technology Incorporated and subsidiaries at September 28, 2014 and September 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 28, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 9, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

December 9, 2014

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Hutchinson Technology Incorporated and Subsidiaries

	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Other Changes Add (Deduct)	Balance at End of Period
	(In thousands)
2012:
Allowance for doubtful accounts receivable	$23	$(23)	$-	$-
Reserve for sales returns and allowances	162	142	(260)[1]	44
	$185	$119	$(260)	$44
2013:
Allowance for doubtful accounts receivable	$-	$-	$-	$-
Reserve for sales returns and allowances	44	2,094	(1,482)[1]	656
	$44	$2,094	$(1,482)	$656
2014:
Allowance for doubtful accounts receivable	$-	$-	$-	$-
Reserve for sales returns and allowances	656	1,968	(2,127)[1]	497
	$656	$1,968	$(2,127)	$497

1	Returns honored and credit memos issued.