Form 10-Q
period 2014-12-28
HUTCHINSON TECHNOLOGY INC
filed 2015-02-04
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 28, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-34838

Hutchinson Technology Incorporated
(Exact name of registrant as specified in its charter)

Minnesota	41-0901840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West Highland Park Drive N.E. Hutchinson, Minnesota	55350
(Address of principal executive offices)	(Zip Code)

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

As of January 30, 2015, the registrant had 33,459,247 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	December 28, 2014	September 28, 2014
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$33,556	$37,939
Cash and cash equivalents restricted (Note 2)	44,629	2,059
Short-term investments restricted (Note 3)	965	965
Trade receivables, net	27,021	23,971
Other receivables	2,388	2,894
Inventories	50,028	48,978
Other current assets	1,520	2,264
Total current assets	160,107	119,070

Property, plant and equipment, net	151,370	153,169
Other assets	4,677	2,926
Total assets	$316,154	$275,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt, net of discount (Note 6)	$41,971	$48,731
Current portion of capital lease obligation	2,230	2,109
Accounts payable	20,503	19,055
Accrued expenses	9,824	6,406
Accrued compensation	8,538	9,312
Total current liabilities	83,066	85,613

Long-term debt, net of discount (Note 6)	123,403	87,168
Capital lease obligation	4,511	4,464
Other long-term liabilities	3,041	3,092
Commitments and contingencies (Notes 6, 7, and 13)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 32,213,000 and 28,102,000 issued and outstanding	322	281
Additional paid-in capital (Note 6)	450,995	433,308
Accumulated other comprehensive loss	(1,068)	(543)
Accumulated loss	(348,116)	(338,218)
Total shareholders’ equity	102,133	94,828
Total liabilities and shareholders’ equity	$316,154	$275,165

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended
	December 28, 2014	December 29, 2013

Net sales	$72,423	$70,312
Cost of sales	60,959	64,782
Gross profit	11,464	5,530

Research and development expenses	6,042	3,942
Selling, general and administrative expenses	5,984	5,863
Severance and site consolidation expenses (Note 10)	159	592
Asset impairment (Note 9)	–	4,470
Loss from operations	(721)	(9,337)

Other expense, net	(555)	(3,073)
Loss on extinguishment of long-term debt (Note 6)	(4,318)	–
Interest income	4	25
Interest expense	(4,453)	(3,777)
Loss before income taxes	(10,043)	(16,162)
Benefit for income taxes (Note 12)	(145)	(816)
Net loss	$(9,898)	$(15,346)
Basic loss per share	$(0.32)	$(0.55)
Diluted loss per share	$(0.32)	$(0.55)

Weighted-average common shares outstanding	30,548	27,800
Weighted-average diluted shares outstanding	30,548	27,800

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
(In thousands)

	Thirteen Weeks Ended
	December 28, 2014	December 29, 2013
Net loss	$(9,898)	$(15,346)
Other comprehensive loss, net of tax:
Loss on foreign currency translation, net of income taxes of $0	(525)	(566)
Other comprehensive loss	(525)	(566)
Total comprehensive loss	$(10,423)	$(15,912)

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(In thousands)

	Thirteen Weeks Ended
	December 28, 2014	December 29, 2013
OPERATING ACTIVITIES:
Net loss	$(9,898)	$(15,346)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	8,201	10,034
Stock-based compensation	291	337
Loss (gain) on disposal of assets	5	(19)
Asset impairment charges (Note 9)	–	4,470
Non-cash interest expense	858	799
Loss on extinguishment of debt (Note 6)	4,318	–
Severance and site consolidation expenses (Note 10)	(27)	–
Changes in operating assets and liabilities	(606)	1,724
Cash provided by operating activities	3,142	1,999

INVESTING ACTIVITIES:
Capital expenditures	(6,285)	(7,413)
Proceeds from sale/leaseback of equipment	836	4,900
Change in restricted cash (Note 2)	(42,570)	917
Purchases of marketable securities	(965)	(1,200)
Sales/maturities of marketable securities	965	1,200
Cash used for investing activities	(48,019)	(1,596)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	24	18
Repayments of capital lease	(521)	(267)
Repayments of revolving credit line	(55,901)	(62,958)
Proceeds from revolving credit line	46,368	60,978
Proceeds from private placement of debt	37,500	–
Proceeds from term loan	15,000	–
Debt refinancing costs	(3,175)	–
Cash provided by (used for) financing activities	39,295	(2,229)

Effect of exchange rate changes on cash	1,199	1,380

Net decrease in cash and cash equivalents	(4,383)	(446)

Cash and cash equivalents at beginning of period	37,939	39,403

Cash and cash equivalents at end of period	$33,556	$38,957

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$474	$–
Income taxes paid	$3	$99
Assets acquired through capital lease	$647	$2,858
Non-cash exchange of debt for equity (Note 6)	$15,000	$–

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Columnar dollar amounts in thousands, except per share amounts)

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2015” mean our fiscal year ending September 27, 2015, references to “2014” mean our fiscal year ended September 28, 2014 and references to “2013” mean our fiscal year ended September 29, 2013.

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

As of December 28, 2014, and September 28, 2014, we had $44,629,000 and $2,059,000, respectively, of cash and cash equivalents that were restricted in use. As of December 28, 2014, we held in escrow $35,000,000 that was restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Senior Notes due 2026 (the “8.50% Convertible Notes”), plus accrued but unpaid interest thereon. We also held $7,500,000 in escrow which will be eligible for release when a put right expires on February 20, 2015. See Note 6 to the condensed consolidated financial statements for additional details. The remaining amounts for both periods covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account.

 (3)  INVESTMENTS

A summary of our investments is as follows:

	December 28, 2014	September 28, 2014
Available-for-sale securities
U.S government debt securities	$965	$965

Our short-term investments are comprised of United States government debt securities. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive gain or loss within shareholders’ equity.

As of December 28, 2014, our short-term investments were scheduled to mature within one year.

As of December 28, 2014, and September 28, 2014, we had $965,000 and $965,000, respectively, of short-term investments that were restricted in use. The amounts are required by the State of Minnesota to be held as security for our self-insured workers compensation programs.

(4)  TRADE RECEIVABLES

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $27,021,000 at December 28, 2014, and $23,971,000 at September 28, 2014, are net of allowances for sales returns of $552,000 and $497,000, respectively.

During the thirteen weeks ended December 28, 2014, we entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Hongkong and Shanghai Banking Corporation Limited, Bangkok Branch (“HSBC”), under which our Thai subsidiary, Hutchinson Technology Operations (Thailand) Co. Ltd., sold, without recourse, an aggregate of $25,782,000 of its accounts receivable to HSBC and was paid 95% of the face value of the accounts receivable, less interest expense of LIBOR plus 1.75%. Upon full payment of the accounts receivable by its customer to HSBC, our Thai subsidiary receives from HSBC the 5% remainder due on the receivable. As of December 28, 2014, there remained $760,000 to be paid to our Thai subsidiary from HSBC, all of which was included within the line item “Other receivables” on our condensed consolidated balance sheet.

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

September 28, 2014	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	December 28, 2014
$497	$1,336	($1,281)	$552

(5)  INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at December 28, 2014, and September 28, 2014:

	December 28, 2014	September 28, 2014

Raw materials	$21,710	$21,376
Work in process	11,423	11,860
Finished goods	16,895	15,742
	$50,028	$48,978

(6)  DEBT

Debt consisted of the following at December 28, 2014, and September 28, 2014:

	December 28, 2014	September 28, 2014

8.50% Convertible Notes	$39,822	$39,822
8.50% Convertible Notes debt discount	(101)	(624)
8.50% Secured Notes	63,931	78,931
8.50% Secured Notes debt discount	(2,627)	(3,575)
10.875% Notes	12,200	12,200
10.875% Notes debt discount	(351)	(388)
8.50% New Convertible Notes	37,500	–
PNC term loan	15,000	–
Credit facility	–	9,533
Total debt, net of discounts	165,374	135,899
Less: Current maturities, net of discounts	(41,971)	(48,731)
Total long-term debt, net of discounts	$123,403	$87,168

October 2014 Financing Transactions

On October 23, 2014, we issued $37,500,000 aggregate principal amount of 8.50% Convertible Senior Notes due 2019 (the “8.50% New Convertible Notes”). The 8.50% New Convertible Notes bear interest at a rate of 8.50% per annum, payable semi-annually in arrears on April 30 and October 31 of each year, beginning April 30, 2015. The 8.50% New Convertible Notes mature on October 31, 2019. Each $1,000 principal amount of the 8.50% New Convertible Notes is convertible into 266.6667 shares of our common stock (which is equal to an initial conversion price of approximately $3.75 per share), subject to adjustment under certain circumstances. The 8.50% New Convertible Notes rank pari passu in right of payment with all existing and future senior indebtedness of our company. Certain beneficial holders of the 8.50% New Convertible Notes have the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes will remain escrowed until the put right expires on February 20, 2015. Additionally, we were required to escrow at least $35,000,000 of cash that was restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Notes, plus accrued but unpaid interest thereon. These amounts are included within the line item “Cash and cash equivalents restricted” on our condensed consolidated balance sheets. We capitalized debt financing costs of $1,652,000 which are being amortized over five years or until the maturity date. The amortization expense is included in interest expense. On January 15, 2015, we completed a redemption of the existing $39,822,000 aggregate principal amount of 8.50% Convertible Notes. To fund this, we used the escrowed $35,000,000 and our existing cash.

On October 23, 2014, we entered into an agreement providing for the private exchange of $15,000,000 aggregate principal amount of our 8.50% Senior Secured Second Lien Notes due 2017 (the “8.50% Secured Notes”) held by a certain holder for 2,500,000 shares of our common stock and warrants to purchase an additional 2,500,000 shares of our common stock on a cashless basis at an exercise price of $0.01 per share. On November 25, 2014, 1,250,000 warrants were exercised which resulted in the issuance of 1,246,493 shares of common stock. On January 15, 2015, subsequent to the end of the first quarter of 2015, the remaining 1,250,000 warrants were exercised which resulted in the issuance of 1,246,428 shares of common stock and there were no warrants outstanding. The fair value of the common stock and warrants was recorded in additional paid-in capital in the amount of $17,388,000. Applying debt extinguishment accounting, we recorded a loss on extinguishment of debt of $4,318,000 in our first quarter of 2015. The loss also included $1,232,000 of broker, legal and accounting fees related to the exchange transaction.

To accommodate the October 2014 debt transactions described above, on October 20, 2014, we entered into supplemental indentures relating to our 8.50% Secured Notes and to our 10.875% Senior Secured Second Lien Notes due 2017 (the “10.875% Notes”). Additionally, on October 20, 2014, we entered into an amendment to our senior secured credit agreement, dated as of September 16, 2011, as previously amended, with PNC Bank, National Association (“PNC Bank”). Under the amendment, PNC Bank consented to the transactions contemplated by the 8.50% New Convertible Notes and the exchange transaction, referred to above.

8.50% Convertible Notes

As described previously, on January 15, 2015, we completed a redemption of the existing $39,822,000 aggregate principal amount of 8.50% Convertible Notes. The 8.50% Convertible Notes were issued in February 2011 as part of a tender/exchange pursuant to an indenture dated as of February 11, 2011 and in July 2011 by exchange.

8.50% Secured Notes

We currently have outstanding $63,931,000 aggregate principal amount of 8.50% Secured Notes. The 8.50% Secured Notes were originally issued in March 2012 in the aggregate principal amount of $78,931,000. Of that total amount, $38,931,000 aggregate principal amount of 8.50% Secured Notes was issued pursuant to an effective registration statement relating to an offer to purchase for cash or exchange for new securities any and all of our outstanding 3.25% Notes (the “3.25% Tender/Exchange Offer”).  The remaining $40,000,000 aggregate principal amount of 8.50% Secured Notes was issued in a private placement that included the issuance of warrants to purchase 3,869,000 shares of our common stock.  The warrants were exercisable on a cashless basis for $.01 per share for ten years after their issuance.  The total purchase price for the 8.50% Secured Notes and warrants issued in the private placement was $39,400,000. The fair value of the warrants was recorded in additional paid-in capital in the amount of $8,489,000. As of May 2013, all 3,869,000 warrants had been exercised and there were no warrants outstanding.

The 8.50% Secured Notes bear interest at a rate of 8.50% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning July 15, 2012, and mature on January 15, 2017, unless redeemed or repurchased in accordance with their terms. The 8.50% Secured Notes are secured by liens on all assets securing our existing or future senior secured credit facilities (other than certain excluded assets), which liens rank junior in priority to any liens securing our senior secured credit facilities and other permitted priority liens.

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

As described previously, on October 23, 2014, we entered into an agreement for the private exchange of $15,000,000 aggregate principal amount of our 8.50% Secured Notes held by a certain holder for 2,500,000 shares of our common stock and warrants to purchase an additional 2,500,000 shares of our common stock on a cashless basis at an exercise price of $0.01 per share. On November 25, 2014, 1,250,000 warrants were exercised which resulted in the issuance of 1,246,493 shares of common stock. On January 15, 2015, subsequent to the end of the first quarter of 2015, the remaining 1,250,000 warrants were exercised which resulted in the issuance of 1,246,428 shares of common stock and there were no warrants outstanding.

10.875% Notes

On January 22, 2013, we issued $12,200,000 aggregate principal amount of the 10.875% Notes for a total purchase price of $11,590,000. The 10.875% Notes were issued in a private placement pursuant to an indenture dated as of January 22, 2013, and bear interest at a rate of 10.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning July 15, 2013. The 10.875% Notes are secured by liens on all assets securing our senior secured credit facilities (other than capital stock of subsidiaries of our company to the extent that inclusion of such capital stock would require the filing of separate financial statements for such subsidiaries with the SEC), which liens rank junior in priority to the liens securing our senior secured credit facilities and other permitted priority liens and on an equal and ratable basis with the liens securing our 8.50% Secured Notes. The 10.875% Notes are scheduled to mature on January 15, 2017, unless redeemed or repurchased in accordance with their terms. We may redeem all or a portion of the 10.875% Notes at any time by paying 100% of the principal amount redeemed, plus a make-whole premium as of, and accrued and unpaid interest to, the date of redemption.

To accommodate the January 2013 debt transactions, on January 22, 2013, we entered into (i) a first supplemental indenture to the indenture dated as of March 30, 2012, which governs the 8.50% Secured Notes, and (ii) a consent and third amendment to our revolving credit and security agreement.

Debt refinancing costs of $359,000 were capitalized and are being amortized over four years or until the maturity date. The amortization expense is included in interest expense.

Senior Secured Credit Facility

On September 22, 2014, we entered into an amendment to our existing senior secured credit facility dated as of September 16, 2011, as previously amended, with PNC Bank. The amendment reduced the maximum principal amount of the revolving credit facility provided by the credit agreement from $35,000,000 to $20,000,000, extended the maturity date of the senior secured credit facility from October 1, 2014 to December 1, 2016, reduced the cash balance we are required to maintain in an account at PNC Bank from $15,000,000 to $2,500,000, and modified the fixed charge coverage covenant under the credit agreement by eliminating the requirement for the four fiscal quarters ending September 28, 2014 and changing the measurement periods thereafter for the fixed charge coverage covenant by excluding from such measurement periods all fiscal quarters ended on or prior to September 28, 2014.

The amendment also required us to maintain cash on our balance sheet, including restricted cash, during the period from December 1, 2014 through January 16, 2015 (which is the day after the 2015 put date for our 8.50% Convertible Notes) and during the period from December 1, 2015 through January 16, 2016 (which is the day after the 2016 put date for our 8.50% Convertible Notes) in an amount not less than the aggregate principal amount of our 8.50% Convertible Notes then outstanding, and established a reserve against our borrowing base during each such period in the same amount. The amendment permits us to redeem, repurchase or repay our 8.50% Convertible Notes in whole or in part at any time as long as, after giving effect to such redemption, repurchase or repayment, no default or event of default exists under the credit agreement and we have liquidity of not less than $20,000,000, and permits us to incur additional unsecured debt at any time prior to January 15, 2016 in an amount not to exceed the aggregate principal amount of our 8.50% Convertible Notes then outstanding as long as certain conditions are satisfied, including a requirement that, by the next put date for our 8.50% Convertible Notes, we reduce the aggregate principal balance of our 8.50% Convertible Notes by an amount equal to the principal amount of such additional unsecured debt then outstanding. Subsequent to the end of the first quarter, this portion of the amendment no longer applied as we completed a redemption of the existing $39,822,000 of 8.50% Convertible Notes on January 15, 2015.

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

From time to time, we borrow funds under the senior secured credit facility. As of December 28, 2014, we had no outstanding balance. Our average outstanding balance in the thirteen weeks ended December 28, 2014 was $1,560,000. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement. The credit agreement contains certain financial covenants that require us to maintain a minimum fixed charge coverage ratio and minimum liquidity. If we are unable to generate sufficient operating results in future quarters, we may not be able to comply with financial covenants in the credit agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period.

PNC Term Loan

On December 23, 2014, we entered into an amendment to our existing senior secured credit facility dated as of September 16, 2011, as previously amended, with PNC Bank, National Association, as agent and lender.

Pursuant to the amendment, a term loan was made to us in the amount of $15,000,000. The term loan may consist of domestic rate loans, with a per annum interest rate equal to PNC Bank’s alternate base rate (as defined in the credit agreement) plus 2.50%, or LIBOR rate loans, with a per annum interest rate equal to 3.50% plus the greater of the LIBOR rate (as defined in the credit agreement) or 1.00%, or a combination thereof. As a result, our interest rate for the first quarter of 2015 was 4.5%. The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015 and continuing through January 1, 2020.  In the event that the senior secured credit facility is not extended beyond December 1, 2016, the balance due on the term loan will also become due on December 1, 2016. Once repaid, amounts borrowed under the term loan may not be reborrowed.

(7) COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have commitments under various capital and operating lease agreements. Assets acquired under capital leases are depreciated over the useful life of the asset.

The future minimum lease payments for all capital and operating leases as of December 28, 2014, are as follows:

	Capital Leases	Operating Leases
2015	$1,916	$777
2016	2,284	657
2017	2,075	54
2018	923	–
Thereafter	116	–
Total future minimum lease payments	7,314	1,488
Less: Interest	(573)	–
Total future minimum lease payments excluding interest	$6,741	$1,488

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

Accumulated other comprehensive loss, net of tax (see Note 12 for a discussion of income taxes), was as follows:

Foreign Currency Translation Adjustments
Balance as of September 28, 2014	$(543)
Other comprehensive loss	(525)
Balance as of December 28, 2014	$(1,068)

Balance as of September 29, 2013	$(148)
Other comprehensive loss	(566)
Balance as of December 29, 2013	$(714)

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

In connection with the consolidation of our operations, two of our facilities were offered for sale or lease in 2013, including the Eau Claire, Wisconsin assembly building and the Development Center building on our Hutchinson, Minnesota campus. During the first quarter of 2014, we received third-party interest in purchasing the Eau Claire assembly building. Based on the discussions regarding the potential sale of this building, we modified our forecast model to increase the probability of a sale of our Eau Claire assembly building and decrease the probability of a lease. Using these new weightings for sale and lease, the carrying value of our assets exceeded the expected undiscounted cash flows indicating a trigger of potential impairment. As a result, we evaluated the recoverability of the Eau Claire assembly building based on these circumstances and recorded an impairment charge of $4,470,000 included in the line item “Asset impairment” in our condensed consolidated statement of operations. The building and related assets had remaining useful lives ranging from 15 to 30 years. We determined the long-lived assets did not meet the criteria to be classified as assets held for sale. During the second quarter of 2014, we sold the Eau Claire, Wisconsin assembly building, and related real and personal property for net proceeds of $4,364,000.

(10)  SEVERANCE AND SITE CONSOLIDATION EXPENSES

A summary of our severance and site consolidation expenses as of December 28, 2014, is as follows:

	Severance	Site Consolidation Expenses	Total
Accrual balances, September 29, 2013	$–	$–	$–
Restructuring charges	–	592	592
Cash payments	–	(592)	(592)
Accrual balances, December 29, 2013	–	–	–
Restructuring charges	366	284	650
Cash payments	–	(284)	(284)
Accrual balances, March 30, 2014	366	–	366
Restructuring charges	1,339	205	1,544
Cash payments	(756)	(205)	(961)
Accrual balances, June 29, 2014	949	–	949
Restructuring charges	(328)	268	(60)
Cash payments	(594)	(268)	(862)
Accrual balances, September 28, 2014	27	–	27
Restructuring charges	(19)	178	159
Cash payments	(8)	(178)	(186)
Accrual balances, December 28, 2014	–	–	–

In recent years, we had multiple severance and manufacturing consolidation and restructuring plans in place to support efforts to improve operating results and liquidity through improved utilization of our facilities in both the U.S. and Thailand.

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

During the fourth quarter of 2014, we retained approximately 40 of the previously identified positions for manufacturing of our shape memory alloy optical image stabilization product. All severance and benefits amounts owed have been paid in full.

In connection with the consolidation of our operations, we incurred site consolidation expenses of $592,000 during the thirteen weeks ended December 29, 2013 and $178,000 during the thirteen weeks ended December 28, 2014. The site consolidation expenses consisted primarily of internal labor and contractors.

(11)  OTHER EXPENSE

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other expense, net” in our condensed consolidated statements of operations. For the thirteen weeks ended December 28, 2014, and December 29, 2013, we recognized a foreign currency loss of $640,000 and $3,170,000, respectively. These were primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 28, 2014, we had a valuation allowance of $227,219,000. We assess whether valuation allowances should be established against our deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. Our current or previous losses are given more weight than our future outlook. Our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance was appropriate. Accordingly, we concluded that a full valuation allowance was appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

The income tax benefit for the thirteen weeks ended December 28, 2014, was $145,000, compared to the income tax benefit of $816,000 for the thirteen weeks ended December 29, 2013. For the thirteen weeks ended December 28, 2014, the net benefit of $145,000 is made up of a credit for the expected refund of previously paid U.S. Federal Alternative Minimum Tax, offset primarily by various foreign withholding and income taxes we incur. For the thirteen weeks ended December 29, 2013, we recognized an $859,000 benefit due to reserves for certain tax refunds that were released due to the expiration of the applicable statute of limitations.

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

We recorded stock-based compensation expense related to our stock options, RSUs and common stock, included in selling, general and administrative expenses, of $291,000 and $337,000 for the thirteen weeks ended December 28, 2014, and December 29, 2013, respectively. As of December 28, 2014, $3,190,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 25 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirteen weeks ended December 28, 2014, and December 29, 2013, was $2.65 and $2.28, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirteen Weeks Ended
	December 28, 2014	December 29, 2013
Risk-free interest rate	2.9%	2.3%
Expected volatility	80.0%	80.0%
Expected life (in years)	8.0	8.0
Dividend yield	–	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the thirteen weeks ended December 28, 2014, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)
Outstanding at September 28, 2014	3,134,042	9.80	5.3
Granted	310,000	3.43
Exercised	(2,500)	3.03
Expired/Canceled	(126,975)	31.14
Outstanding at December 28, 2014	3,314,567	8.39	5.7
Options exercisable at December 28, 2014	2,635,585	9.78	4.8

The aggregate intrinsic value at December 28, 2014, of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding was $1,862,000. The aggregate intrinsic value of our stock options exercisable at December 28, 2014, was $1,446,000.

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Life (yrs.)
Non-vested at September 28, 2014	625,565	1.86	8.6
Granted	310,000	2.65
Vested	(256,583)	1.64
Canceled	–	–
Non-vested at December 28, 2014	678,982	2.30	9.2

The following table summarizes information concerning currently outstanding and exercisable stock options:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number Outstanding	Weighted-Average Remaining Contractual Life (yrs.)	Weighted-Average Price ($)	Number Exercisable	Weighted-Average Exercise Price ($)
1.45	-	3.00	912,387	8.1	2.12	573,405	1.88
3.01	-	5.00	1,152,522	6.6	3.16	812,522	3.04
5.01	-	10.00	521,133	4.9	7.33	521,133	7.33
10.01	-	37.95	728,525	2.0	25.27	728,525	25.27
	Total		3,314,567	5.7	8.39	2,635,585	9.78

RSU transactions during the thirteen weeks ended December 28, 2014, are summarized as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value ($)
Non-vested at September 28, 2014	782,091	2.17
Granted	360,850	3.43
Vested	(362,220)	1.97
Canceled	(1,650)	1.90
Non-vested at December 28, 2014	779,071	2.85

 (14)  LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share identifies the dilutive effect of potential common shares using net loss available to common shareholders and is computed using the treasury stock method for outstanding stock options and the if-converted method for the 8.50% Convertible Notes and the 8.50% New Convertible Notes.

A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended
	December 28, 2014	December 29, 2013
Net loss	$(9,898)	$(15,346)

Weighted-average common shares outstanding	30,548	27,800
Dilutive potential common shares	–	–
Weighted-average common and diluted shares outstanding	30,548	27,800

Basic loss per share	$(0.32)	$(0.55)

Diluted loss per share	$(0.32)	$(0.55)

Diluted loss per share for the thirteen weeks ended December 28, 2014, excludes potential common shares of 1,217,000 using the treasury stock method, and 11,993,000 using the if-converted method for the 8.50% Convertible Notes and the 8.50% New Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirteen weeks ended December 29, 2013, excludes potential common shares and warrants of 446,000 using the treasury stock method. Diluted loss per share for the thirteen weeks ended December 29, 2013, excludes potential common shares of 4,630,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive.

As discussed in Note 6, on October 23, 2014, we issued 2,500,000 shares of common stock and warrants to purchase 2,500,000 shares of our common stock as part of an exchange transaction.  On November 25, 2014, 1,250,000 warrants were exercised which resulted in the issuance of 1,246,493 shares of common stock. On January 15, 2015, subsequent to the end of the first quarter of 2015, the remaining 1,250,000 warrants were exercised which resulted in the issuance of 1,246,428 shares of common stock and no warrants remaining outstanding.

As discussed in Note 6, in March 2012, we issued warrants to purchase 3,869,000 shares of our common stock in a private placement.  As of May 2013, all 3,869,000 warrants had been exercised and there were no warrants outstanding.

(15)  FAIR VALUE MEASUREMENTS

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

Level 3 –	Inputs that are unobservable for the asset or liability and that are significant to the fair value of the assets or liabilities.

The following tables present our assets that are measured at fair value on a recurring basis at December 28, 2014, and September 28, 2014:

	Fair Value Measurements at December 28, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$965	$–	$–	$965

	Fair Value Measurements at September 28, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$965	$–	$–	$965

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

Our 10.875% Notes and our 8.50% New Convertible Notes have not experienced trading activity; therefore the fair value estimate was based on the closing market prices of comparable debt as of the end of the fiscal quarter. The fair value of the 10.875% Notes and the 8.50% New Convertible Notes were classified in Level 2 of the fair value hierarchy.

The fair value of the PNC Bank credit facility and term loan’s carrying values are a reasonable estimate of fair value because of their short-term nature. The fair value measurement for the credit facility and term loan was classified in Level 2 of the fair value hierarchy.

The estimated fair values of our debt were as follows on each of the indicated dates:

	December 28, 2014		September 28, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.50% Convertible Notes	$39,822	$39,712	$39,822	$39,125
8.50% Secured Notes	63,931	64,570	78,931	79,720
10.875% Notes	12,200	12,959	12,200	13,025
8.50% New Convertible Notes	37,500	37,917	–	–
PNC term loan	15,000	15,000	–	–
Credit facility	–	–	9,533	9,533

Other

Our financial instruments other than those presented in the disclosures above, include accounts receivable, accounts payable, and other payables. The carrying value of accounts receivable, accounts payable, and other payables approximate fair value because of the short-term nature of these instruments. The fair values of these items were classified in Level 1 of the fair value hierarchy.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  These include certain long-lived assets that are written down to fair value when they are determined to be impaired. In the first quarter of 2014, we recognized an impairment of $4,470,000 related to our Eau Claire assembly building using a valuation methodology based on Level 3 inputs.  See Note 9 to the consolidated financial statements for additional details regarding this impairment.

(16)  SUBSEQUENT EVENTS

On January 15, 2015, we completed a redemption of the existing $39,822,000 aggregate principal amount of 8.50% Convertible Notes. To fund this, we used the escrowed $35,000,000 and our existing cash.  See Note 6 to the condensed consolidated financial statements for additional details.

Subsequent to the first quarter of 2015, we received a $15,000,000 advance payment from a customer for suspension assemblies expected to ship to that customer in the second quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2015” mean our fiscal year ending September 27, 2015, references to “2014” mean our fiscal year ended September 28, 2014, and references to “2013” mean our fiscal year ended September 29, 2013.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended September 28, 2014.

GENERAL

Our Company

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

Sales to our three largest customers constituted 97% of net sales for the thirteen weeks ended December 28, 2014, as shown in the following table.

Customer	Percentage of Sales
Western Digital Corporation	54%
Seagate Technology, LLC	21%
SAE Magnetics, Ltd/TDK Corporation	22%

Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Western Digital Corporation, Seagate Technology, LLC and Toshiba Corporation, which may purchase read/write head assemblies that utilize our suspension assemblies from SAE Magnetics, Ltd/TDK Corporation. We expect to continue to depend on a limited number of customers for our sales, given the small number of disk drive manufacturers and head-gimbal assemblers. Our results of operations could be adversely affected by reduced demand from any one disk drive industry customer.

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

Suspension Assembly Shipments by Quarter
	2014				2015
	First	Second	Third	Fourth	First
Suspension assembly shipment quantities	116	102	98	116	122

Our suspension assembly shipments totaled 122 million in the first quarter of 2015, up 5% compared with 116 million in the fourth quarter of 2014. The increase was primarily due to increased participation on customers’ disk drive programs and growth in the suspension assembly market.

Average selling price remained at $0.58 for the first quarter of 2015, flat with the fourth quarter of 2014, and down from $0.59 in the first quarter of 2014.

Gross profit in the first quarter of 2015 was $11,464,000, or 16% of net sales, compared with $8,951,000 in the fourth quarter of 2014, or 13% of net sales. The increase in gross profit resulted from higher volume, improved operating performance and the benefits of cost reductions achieved through our restructuring and site consolidation actions. Our Thailand assembly operation increased output by 18% and accounted for 77% of our assembly production during the first quarter of 2015, compared to 78% in the fourth quarter of 2014 and 52% in the first quarter of 2014.

As part of new business development effort, the first smartphone incorporating our shape memory alloy (SMA) optical image stabilization (OIS) actuator was introduced in January 2015 for the Taiwan and China markets. The OIS actuator is based on SMA technology that improves picture and video quality, particularly in low-light conditions, and offers performance and size advantages over current OIS solutions. We are bringing this product to market with our partner, Cambridge Mechatronics Ltd., a high technology design and engineering company based in Cambridge, England. We are also working with other interested smartphone and camera module makers who are evaluating our OIS actuator for potential inclusion in their future products. Late in 2014, our first SMA OIS production line was installed. In 2015, we are focusing on winning positions on new smartphone programs, improving our production efficiency and increasing our production capacity. While we are in the early stages with this product and volumes initially are low, we are encouraged by the interest our SMA OIS actuator is attracting and excited about the significant opportunity that the smartphone camera market provides.

During the first quarter of 2015, all of the costs of our SMA OIS initiative were classified as research and development expenses. Research and development expenses for the quarter increased to $6,042,000, compared to $4,828,000 in the fourth quarter of 2014, and $3,942,000 in the first quarter of 2014. The increase was primarily due to process development costs for our SMA OIS actuator.

Outlook

We expect suspension assembly shipments in the second quarter of 2015 to be down about 10%, compared to the 122 million suspension assembly shipments in the first quarter of 2015, in what is typically a seasonally slower period for suspension assembly shipments. Our average selling price is expected to be relatively flat on a sequential basis. The lower volume is expected to reduce our gross profit.

RESULTS OF OPERATIONS

Thirteen Weeks Ended December 28, 2014 vs. Thirteen Weeks Ended December 29, 2013

Net sales for the thirteen weeks ended December 28, 2014, were $72,423,000, compared to $70,312,000 for the thirteen weeks ended December 29, 2013, an increase of $2,111,000. The increase was due to a 5% increase in suspension assembly unit shipments partially offset by a slight decrease in average selling price.

Gross profit for the thirteen weeks ended December 28, 2014, was $11,464,000, compared to gross profit of $5,530,000 for the thirteen weeks ended December 29, 2013, an increase of $5,934,000. Gross profit was 16% of net sales for the thirteen weeks ended December 28, 2014, compared to 8% of net sales for the thirteen weeks ended December 29, 2013. The increase in gross profit was primarily due to increased net sales, benefits of the cost reductions achieved through our restructuring and site consolidation actions, and improved operating performance.

Research and development expenses for the thirteen weeks ended December 28, 2014, were $6,042,000, compared to $3,942,000 for the thirteen weeks ended December 29, 2013, an increase of $2,100,000. The increase was primarily due to higher process development costs for our SMA OIS actuators for smartphone cameras.

During the thirteen weeks ended December 28, 2014, as part of our continued focus on overall cost reductions, we recognized $159,000 of severance and site consolidation expenses, compared to $592,000 for the thirteen weeks ended December 29, 2013. The site consolidation expenses were primarily supplies and internal labor related to the consolidation. All severance and benefits amounts owed have been paid in full.

Near the end of the first quarter of 2014, we received third-party interest in a purchase of our Eau Claire assembly building. Based on the facts and circumstances known at that time, we evaluated the recoverability of the Eau Claire building and recorded an asset impairment charge of $4,470,000.

Other expense, net, for the thirteen weeks ended December 28, 2014, included a foreign currency loss of $640,000, compared to a foreign currency loss of $3,170,000 for the thirteen weeks ended December 29, 2013. The losses were primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

On October 23, 2014, we entered into an agreement providing for the private exchange of $15,000,000 aggregate principal amount of our 8.50% Senior Secured Second Lien Notes due 2017 (the “8.50% Secured Notes”) held by a certain holder for 2,500,000 shares of our common stock and warrants to purchase an additional 2,500,000 shares of our common stock on a cashless basis at an exercise price of $0.01 per share. The fair value of the common stock and warrants was recorded in additional paid-in capital in the amount of $17,388,000. Applying debt extinguishment accounting, we recorded a loss on extinguishment of debt of $4,318,000 in our first quarter of 2015. The loss also included $1,232,000 of broker, legal and accounting fees related to the exchange transaction.

Interest expense for the thirteen weeks ended December 28, 2014, was $4,453,000, compared to $3,777,000 for the thirteen weeks ended December 29, 2013, an increase of $676,000. The increase in interest expense was primarily due to the $37,500,000 aggregate principal amount of 8.50% New Convertible Notes issued in that quarter.

The income tax benefit for the thirteen weeks ended December 28, 2014, was $145,000, compared to the income tax benefit of $816,000 for the thirteen weeks ended December 29, 2013. For the thirteen weeks ended December 28, 2014, the net benefit of $145,000 is made up of a credit for the expected refund of previously paid U.S. Federal Alternative Minimum Tax, offset primarily by various foreign withholding and income taxes we incur. For the thirteen weeks ended December 29, 2013, we recognized an $859,000 benefit due to reserves for certain tax refunds that were released due to the expiration of the applicable statute of limitations.

Liquidity and Capital Resources

We continue to incur net losses which have dampened our ability to generate cash from operations. We currently believe that our cash and cash equivalents, restricted cash, short-term investments, cash flow from operations, credit facility and term loan, bill of exchange transactions, and additional financing, if needed and as available given contractual restrictions, current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, debt service and capital expenditures through 2015. As of December 28, 2014, we had outstanding $39,822,000 aggregate principal amount of our 8.50% Convertible Notes, $63,931,000 aggregate principal amount of our 8.50% Secured Notes, $12,200,000 aggregate principal amount of our 10.875% Notes, and $37,500,000 of our 8.50% New Convertible Notes. Our 8.50% Secured Notes and our 10.875% Notes mature on January 15, 2017 and our 8.50% New Convertible Notes mature on October 31, 2019.

During the first quarter of 2015, we obtained a $15,000,000 term loan from PNC Bank, National Association (“PNC Bank”). The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015 and continuing through January 1, 2020. See below for additional details.

In October 2014, we completed a debt offering that provided for the sale of $37,500,000 aggregate principal amount of 8.50% New Convertible Notes. We also completed an exchange of $15,000,000 of 8.50% Secured Notes for 2,500,000 shares of common stock and warrants to purchase an additional 2,500,000 shares of which 1,250,000 were exercised in November 2014 and the remaining 1,250,000 in January 2015. Certain beneficial holders of the 8.50% New Convertible Notes have the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes will remain escrowed until this put right expires on February 20, 2015. Additionally, we were required to escrow at least $35,000,000 of cash that was restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Notes, plus accrued but unpaid interest thereon. On January 15, 2015, we completed a redemption of the existing $39,822,000 of 8.50% Convertible Notes. To fund this, we used the escrowed $35,000,000 and our existing cash. Details of this debt offering and exchange are discussed in more detail below.

Subsequent to the first quarter of 2015, we also received a $15,000,000 advance payment from a customer for suspension assemblies expected to ship to that customer in the second quarter of 2015.

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

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations, our senior secured credit facility and term loan, leasing and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents decreased from $37,939,000 at September 28, 2014, to $33,556,000 at December 28, 2014. Our short-term investments remained at $965,000 and are restricted in use. In total, our cash and cash equivalents and short-term investments increased by $38,117,000. As of December 28, 2014, and September 28, 2014, we also had $44,629,000 and $2,059,000, respectively, of cash and cash equivalents that were restricted in use. As of December 28, 2014, we held in escrow $35,000,000 that was restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Notes, plus accrued but unpaid interest thereon, and $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes, which will be held until the put right related to these notes expires on February 20, 2015. The remaining amounts restricted in use for both periods covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account. On January 15, 2015, we completed a redemption of the existing $39,822,000 of 8.50% Convertible Notes. To fund this, we used the escrowed $35,000,000 and our existing cash.

Cash Provided by Operating Activities

Cash provided by operating activities for the thirteen weeks ended December 28, 2014, was $3,142,000, compared to $1,999,000 for the thirteen weeks ended December 29, 2013. The increase in operating cash flows was primarily due to a decreased net loss.

Cash Used for Investing Activities

For the thirteen weeks ended December 28, 2014, cash used for investing activities was $48,019,000, compared to $1,596,000 for the thirteen weeks ended December 29, 2013. The cash used for the thirteen weeks ended December 28, 2014, was primarily due to $42,500,000 of restricted cash related to our escrow requirements, $2,129,000 of restricted cash which covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account, and $6,285,000 of capital expenditures for manufacturing equipment for new process technology and capability improvements and product tooling partially offset by $836,000 of equipment sale/leaseback transactions in Thailand.

Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. We anticipate capital expenditures will total approximately $20,000,000 in 2015, primarily for product tooling and manufacturing equipment for new process technology and capability improvements, such as DSA suspension assemblies and SMA OIS actuators and. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents, our senior secured credit facility, leasing, or additional financing, if available given current credit market conditions and our financial performance.

Cash Provided by (Used for) Financing Activities

Cash provided by financing activities for the thirteen weeks ended December 28, 2014, was $39,295,000, compared to cash used for financing activities of $2,229,000 for the thirteen weeks ended December 29, 2013. The cash provided by financing activities for the thirteen weeks ended December 28, 2014, was primarily due to $37,500,000 in proceeds from the private placement of our 8.50% New Convertible Notes and $15,000,000 in proceeds from the PNC term loan, partially offset by $9,533,000 in repayments of our senior secured credit facility, $3,175,000 of debt refinancing costs, and $521,000 of capital lease payments. The cash used in the thirteen weeks ended, December 29, 2013, was primarily due to a $1,980,000 repayment of our senior secured credit facility and $267,000 of capital lease payments.

Bill of Exchange

During the thirteen weeks ended December 28, 2014, we entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with HSBC, under which our Thai subsidiary sold, without recourse, an aggregate of $25,782,000 of its accounts receivable to HSBC and was paid 95% of the face value of the receivable, less interest expense of LIBOR plus 1.75%. Upon full payment of the receivable by its customer to HSBC, our Thai subsidiary receives from HSBC the 5% remainder due on the receivable. As of December 28, 2014, there remained $760,000 to be paid to our Thai subsidiary from HSBC, all of which was included within the line item “Other receivables” on our condensed consolidated balance sheets.

Debt

October 2014 Financing Transactions - On October 23, 2014, we issued $37,500,000 aggregate principal amount of 8.50% New Convertible Notes. The 8.50% New Convertible Notes bear interest at a rate of 8.50% per annum, payable semi-annually in arrears on April 30 and October 31 of each year, beginning April 30, 2015. The 8.50% New Convertible Notes mature on October 31, 2019. Each $1,000 principal amount of the 8.50% New Convertible Notes is convertible into 266.6667 shares of our common stock (which is equal to an initial conversion price of approximately $3.75 per share), subject to adjustment under certain circumstances. The 8.50% New Convertible Notes rank pari passu in right of payment with all existing and future senior indebtedness of our company. Certain beneficial holders of the 8.50% New Convertible Notes have the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes will remain escrowed until the put right expires on February 20, 2015. Additionally, we were required to escrow at least $35,000,000 of cash that was restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Notes, plus accrued but unpaid interest thereon. We capitalized debt financing costs of $1,652,000 which are being amortized over five years or until the maturity date. The amortization expense is included in interest expense. On January 15, 2015, we completed a redemption of the existing $39,822,000 aggregate principal amount of 8.50% Convertible Notes. To fund this, we used the escrowed $35,000,000 and our existing cash.

On October 23, 2014, we entered into an agreement providing for the private exchange of $15,000,000 aggregate principal amount of our 8.50% Secured Notes held by a certain holder for 2,500,000 shares of our common stock and warrants to purchase an additional 2,500,000 shares of our common stock on a cashless basis at an exercise price of $0.01 per share. On November 25, 2014, 1,250,000 warrants were exercised which resulted in the issuance of 1,246,493 shares of common stock. On January 15, 2015, subsequent to the end of the first quarter of 2015, the remaining 1,250,000 warrants were exercised which resulted in the issuance of 1,246,428 shares of common stock and there were no warrants outstanding. The fair value of the common stock and warrants was recorded in additional paid-in capital in the amount of $17,388,000. Applying debt extinguishment accounting, we recorded a loss on extinguishment of debt of $4,318,000 in our first quarter of 2015. The loss also included $1,232,000 of broker, legal and accounting fees related to the exchange transaction.

To accommodate the October 2014 debt transactions described above, on October 20, 2014, we entered into supplemental indentures relating to our 8.50% Secured Notes and to our 10.875% Notes. Additionally, on October 20, 2014, we entered into an amendment to our senior secured credit agreement, dated as of September 16, 2011, as previously amended, with PNC Bank. Under the amendment, PNC Bank consented to the transactions contemplated by the New Notes and the exchange transaction, referred to above.

Senior Secured Credit Facility - On September 22, 2014, we entered into an amendment to our existing senior secured credit facility dated as of September 16, 2011, as previously amended, with PNC Bank. The amendment reduced the maximum principal amount of the revolving credit facility provided by the credit agreement from $35,000,000 to $20,000,000, extended the maturity date of the senior secured credit facility from October 1, 2014 to December 1, 2016, reduced the cash balance we are required to maintain in an account at PNC Bank from $15,000,000 to $2,500,000, and modified the fixed charge coverage covenant under the credit agreement by eliminating the requirement for the four fiscal quarters ending September 28, 2014 and changing the measurement periods thereafter for the fixed charge coverage covenant by excluding from such measurement periods all fiscal quarters ended on or prior to September 28, 2014.

The amendment also required us to maintain cash on our balance sheet, including restricted cash, during the period from December 1, 2014 through January 16, 2015 (which is the day after the 2015 put date for our 8.50% Convertible Notes) and during the period from December 1, 2015 through January 16, 2016 (which is the day after the 2016 put date for our 8.50% Convertible Notes) in an amount not less than the aggregate principal amount of our 8.50% Convertible Notes then outstanding, and to establish a reserve against our borrowing base during each such period in the same amount. The amendment permits us to redeem, repurchase or repay our 8.50% Convertible Notes in whole or in part at any time as long as, after giving effect to such redemption, repurchase or repayment, no default or event of default exists under the credit agreement and we have liquidity of not less than $20,000,000, and permits us to incur additional unsecured debt at any time prior to January 15, 2016 in an amount not to exceed the aggregate principal amount of our 8.50% Convertible Notes then outstanding as long as certain conditions are satisfied, including a requirement that, by the next put date for our 8.50% Convertible Notes, we reduce the aggregate principal balance of our 8.50% Convertible Notes by an amount equal to the principal amount of such additional unsecured debt then outstanding. Subsequent to the end of the first quarter, this portion of the amendment no longer applied as we completed a redemption of the existing $39,822,000 of 8.50% Convertible Notes on January 15, 2015.

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

From time to time, we borrow funds under the senior secured credit facility. As of December 28, 2014, we had no outstanding balance. Our average outstanding balance in the thirteen weeks ended December 28, 2014 was $1,560,000. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement. The credit agreement contains certain financial covenants that require us to maintain a minimum fixed charge coverage ratio and minimum liquidity. If we are unable to generate sufficient operating results in future quarters, we may not be able to comply with financial covenants in the credit agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period.

PNC Term Loan - On December 23, 2014, we entered into an amendment to our existing Revolving Credit and Security Agreement dated as of September 16, 2011, as previously amended, with PNC Bank, National Association, as agent and lender. Pursuant to the amendment, a term loan was made to us in the amount of $15,000,000. The term loan may consist of domestic rate loans, with a per annum interest rate equal to PNC Bank’s alternate base rate (as defined in the credit agreement) plus 2.50%, or LIBOR rate loans, with a per annum interest rate equal to 3.50% plus the greater of the LIBOR rate (as defined in the credit agreement) or 1.00%, or a combination thereof. As a result, our interest rate for the first quarter of 2015 was 4.5%. The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015 and continuing through January 1, 2020.  In the event that the Revolving Credit and Security Agreement is not extended beyond December 1, 2016, the balance due on the term loan will also become due on December 1, 2016. Once repaid, amounts borrowed under the term loan may not be reborrowed.

Capital Leases – As of December 28, 2014, we have remaining capital lease payment obligations of $6,741,000. We expect to enter into more leasing transactions throughout 2015.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

There have not been any recently adopted accounting standards.

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: demand for and shipments of our products, our market position, program ramps, product mix and adoption, production capabilities and volumes, our operations in Thailand and the United States, market adoption and our production of SMA OIS actuators, capital spending, operating expenses, average selling prices, product costs, operating performance, technology, development, data density trends and storage capacity requirements, customer yields, inventory levels, company-wide financial performance, our business model, cost reductions and economic and market conditions. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan,” “goal” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended September 28, 2014. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Except as otherwise required by law, we undertake no obligation to update any forward-looking statement for any reason. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted in this Item 3, there have been no material changes in our exposure to market risk or to our quantitative and qualitative disclosures about market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.

As of December 28, 2014, we had $153,453,000 carrying value of fixed rate debt which had a fair market value of approximately $155,158,000. We used trading activity to determine the fair market value of the 8.50% Convertible Notes and the 8.50% Secured Notes. The 10.875% Notes and the 8.50% New Convertible Notes have not had trading activity, therefore the fair market value estimate for these notes was based on the closing market price of comparable debt as of the end of the fiscal quarter. The fair value of our senior secured credit facility and term loan’s carrying value is a reasonable estimate of fair value.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.

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
4.1
Rights Agreement dated as of July 29, 2010, with Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A filed 7/30/2010); First Amendment to Rights Agreement dated as of May 6, 2011, with Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 2 to Registration Statement on Form 8-A/A filed 5/6/2011); Second Amendment to Rights Agreement, dated February 24, 2012, with Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 3 to Registration Statement on Form 8-A/A filed 2/24/2012); Third Amendment to Rights Agreement, dated March 27, 2102, with Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4 to Registration Statement on Form 8-A/A filed 3/27/2012); and Fourth Amendment to Rights Agreement, dated as of October 20, 2014, with Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 5 to Registration Statement on Form 8-A/A filed 10/20/2014).

4.1
Senior Indenture, dated as of October 20, 2014, with U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 10/23/2014); First Supplemental Indenture, dated as of October 20, 2014 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed 10/23/2014).

4.2	Form of 8.50% Convertible Senior Notes due 2019 (included as part of Exhibit 4.1).
4.3
8.50% Senior Secured Second Lien Note Indenture, dated March 30, 2012, with Wells Fargo Bank, National Association, as Trustee (including form of 8.50% Senior Secured Second Lien Note due 2017) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 4/2/2012); First Supplemental Indenture, dated January 22, 2013 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed 1/28/2013); Second Supplemental Indenture, dated October 20, 2014 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed 10/23/2014).

4.4
10.875% Senior Secured Second Lien Note Indenture, dated January 22, 2013, with Wells Fargo Bank, National Association, as trustee (including form of 10.875% Senior Secured Second Lien Note due 2017) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 1/28/2013); First Supplemental Indenture, dated October 20, 2014 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed 10/23/2014).

4.5	Common Stock Warrant issued October 23, 2014 (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed 10/23/2014).
10.1*	Fiscal Year 2015 Executive Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 10/14/2014).
10.2	Securities Purchase Agreement, dated as of October 20, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 10/23/2014).
10.3
Amendment No. 6 to Revolving Credit and Security Agreement, dated as of October 20, 2014, with PNC Bank, National Association, as agent and lender (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed 10/23/2014).

10.4	Exchange Agreement with Liberty Harbor Master Fund I, L.P. dated October 20, 2014.
10.5
Amendment No. 7 to Revolving Credit and Security Agreement, dated as of December 23, 2014, with PNC Bank, National Association, as agent and lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 12/24/2014).

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

_____________
* Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED

Date:	February 4, 2015	By	/s/ Richard J. Penn
Richard J. Penn
President and Chief Executive Officer

Date:	February 4, 2015	By	/s/ David P. Radloff
David P. Radloff
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of HTI	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 16, 2013	Incorporated by Reference
4.1
Rights Agreement dated as of July 29, 2010, with Wells Fargo Bank, N.A., as Rights Agent; First Amendment to Rights Agreement dated as of May 6, 2011; Second Amendment to Rights Agreement, dated February 24, 2012; Third Amendment to Rights Agreement, dated March 27, 2102; and Fourth Amendment to Rights Agreement, dated as of October 20, 2014.
Incorporated by Reference
4.1	Senior Indenture, dated as of October 20, 2014, with U.S. Bank National Association, as trustee; First Supplemental Indenture, dated as of October 20, 2014.	Incorporated by Reference
4.2	Form of 8.50% Convertible Senior Notes due 2019	Incorporated by Reference
4.3
8.50% Senior Secured Second Lien Note Indenture, dated March 30, 2012, with Wells Fargo Bank, National Association, as Trustee (including form of 8.50% Senior Secured Second Lien Note due 2017); First Supplemental Indenture, dated January 22, 2013; Second Supplemental Indenture, dated October 20, 2014.
Incorporated by Reference
4.4
10.875% Senior Secured Second Lien Note Indenture, dated January 22, 2013, with Wells Fargo Bank, National Association, as trustee (including form of 10.875% Senior Secured Second Lien Note due 2017); First Supplemental Indenture, dated October 20, 2014.
Incorporated by Reference
4.5	Common Stock Warrant issued October 23, 2014.	Incorporated by Reference
10.1	Fiscal Year 2015 Executive Annual Cash Incentive Plan.	Incorporated by Reference
10.2	Securities Purchase Agreement, dated as of October 20, 2014.	Incorporated by Reference
10.3	Amendment No. 6 to Revolving Credit and Security Agreement, dated as of October 20, 2014, with PNC Bank, National Association, as agent and lender.	Incorporated by Reference
10.4	Exchange Agreement with Liberty Harbor Master Fund I, L.P. dated October 20, 2014.	Filed Electronically
10.5	Amendment No. 7 to Revolving Credit and Security Agreement, dated as of December 23, 2014, with PNC Bank, National Association, as agent and lender.	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically