Form 10-Q
period 2015-03-29
HUTCHINSON TECHNOLOGY INC
filed 2015-05-07
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 29, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-34838

Hutchinson Technology Incorporated
(Exact name of registrant as specified in its charter)

Minnesota	41-0901840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West Highland Park Drive N.E. Hutchinson, Minnesota	55350
(Address of principal executive offices)	(Zip Code)

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

As of April  30, 2015, the registrant had 33,465,404 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	March 29, 2015	September 28, 2014
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$42,596	$37,939
Short-term investments restricted (Note 3)	965	965
Trade receivables, net (Note 4)	15,781	23,971
Other receivables	2,451	2,894
Inventories	47,402	48,978
Other current assets	4,258	4,323
Total current assets	113,453	119,070

Property, plant and equipment, net	152,074	153,169
Other assets	4,744	2,926
Total assets	$270,271	$275,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt, net of discount (Note 6)	$3,000	$48,731
Current portion of capital lease obligation	2,470	2,109
Accounts payable	17,245	19,055
Accrued expenses	12,809	6,406
Accrued compensation	9,575	9,312
Total current liabilities	45,099	85,613

Long-term debt, net of discount (Note 6)	122,983	87,168
Capital lease obligation	5,294	4,464
Other long-term liabilities	3,718	3,092
Commitments and contingencies (Notes 6 and 7)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 33,465,000 and 28,102,000 issued and outstanding	335	281
Additional paid-in capital	451,388	433,308
Accumulated other comprehensive loss	(726)	(543)
Accumulated loss	(357,820)	(338,218)
Total shareholders’ equity	93,177	94,828
Total liabilities and shareholders’ equity	$270,271	$275,165

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014

Net sales	$62,359	$60,699	$134,782	$131,011
Cost of sales	56,097	54,836	117,056	119,618
Gross profit	6,262	5,863	17,726	11,393

Research and development expenses	7,097	4,389	13,139	8,331
Selling, general and administrative expenses	5,848	6,212	11,833	12,075
Severance and site consolidation expenses (Note 10)	–	650	159	1,242
Asset impairment (Note 9)	–	–	–	4,470
Loss from operations	(6,683)	(5,388)	(7,405)	(14,725)

Other income (expense), net	267	656	(288)	(2,417)
Gain on extinguishment of long-term debt	–	–	(4,318)	–
Interest income	15	10	19	35
Interest expense	(3,270)	(3,959)	(7,723)	(7,736)
Loss before income taxes	(9,671)	(8,681)	(19,715)	(24,843)
Provision (benefit) for income taxes (Note 12)	32	25	(113)	(791)
Net loss	$(9,703)	$(8,706)	$(19,602)	$(24,052)
Basic loss per share	$(0.29)	$(0.31)	$(0.61)	$(0.86)
Diluted loss per share	$(0.29)	$(0.31)	$(0.61)	$(0.86)

Weighted-average common shares outstanding	33,270	28,047	31,909	27,923
Weighted-average diluted shares outstanding	33,270	28,047	31,909	27,923

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
(In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014

Net loss	$(9,703)	$(8,706)	$(19,602)	$(24,052)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes of $0	342	110	(183)	(456)
Other comprehensive income (loss)	342	110	(183)	(456)
Total comprehensive loss	$(9,361)	$(8,596)	$(19,785)	$(24,508)

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(In thousands)

	Twenty-Six Weeks Ended
	March 29, 2015	March 30, 2014
OPERATING ACTIVITIES:
Net loss	$(19,602)	$(24,052)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	16,419	19,927
Stock-based compensation	661	592
Loss on disposal of assets	39	76
Asset impairment charges (Note 9)	–	4,470
Non-cash interest expense	1,290	1,633
Loss on extinguishment of debt (Note 6)	4,318	–
Severance and site consolidation expenses (Note 10)	(27)	366
Changes in operating assets and liabilities	15,599	(3,200)
Cash provided by (used for) operating activities	18,697	(188)

INVESTING ACTIVITIES:
Capital expenditures	(14,505)	(10,480)
Proceeds from sale/leaseback of equipment	2,408	6,395
Proceeds from sale of building and related assets	–	4,364
Change in restricted cash	(974)	1,549
Purchases of marketable securities	(965)	(1,200)
Sales/maturities of marketable securities	965	1,200
Cash (used for) provided by investing activities	(13,071)	1,828

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	60	26
Repayments of capital lease	(1,113)	(732)
Repayments of revolving credit line	(76,523)	(116,252)
Proceeds from revolving credit line	66,990	114,272
Repayments of debt	(39,822)	–
Proceeds from private placement of debt	37,500	–
Proceeds from term loan	15,000	-
Debt refinancing costs (Note 6)	(3,175)	–
Cash used for financing activities	(1,083)	(2,686)

Effect of exchange rate changes on cash	114	679

Net increase (decrease) in cash and cash equivalents	4,657	(367)

Cash and cash equivalents at beginning of period	37,939	39,403

Cash and cash equivalents at end of period	$42,596	$39,036

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$5,112	$5,734
Income taxes paid	$3	$100
Assets acquired through capital lease	$2,289	$4,372
Non-cash exchange of debt for equity (Note 6)	$15,000	$–

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

As of March 29, 2015, and September 28, 2014, we had $3,033,000 and $2,059,000, respectively, of cash and cash equivalents that were restricted in use included in the line item “Other current assets” on our condensed consolidated balance sheets. These amounts for both periods covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account.

 (3)  INVESTMENTS

A summary of our investments is as follows:

	March 29, 2015	September 28, 2014
Available-for-sale securities
U.S government debt securities	$965	$965

Our short-term investments are comprised of United States government debt securities. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive gain or loss within shareholders’ equity.

As of March 29, 2015, our short-term investments were scheduled to mature within one year.

As of March 29, 2015, and September 28, 2014, we had $965,000 and $965,000, respectively, of short-term investments that were restricted in use. The amounts are required by the State of Minnesota to be held as security for our self-insured workers compensation programs.

(4)  TRADE RECEIVABLES

Early in the second quarter of 2015, we received a $15,000,000 advance payment from a customer for suspension assemblies, a portion of which were shipped to that customer and recognized as revenue during our second quarter of 2015 and the remainder are expected to ship to that customer during our third quarter of 2015. As of March 29, 2015, $5,985,000 of the advance payment remained outstanding and was included in the line item “Accrued expenses” on our condensed consolidated balance sheets. The prepayment also reduced the open trade receivable balance for that customer.

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $15,781,000 at March 29, 2015, and $23,971,000 at September 28, 2014, are net of allowances for sales returns of $492,000 and $497,000, respectively.

During the twenty-six weeks ended March 29, 2015, we entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Hongkong and Shanghai Banking Corporation Limited, Bangkok Branch (“HSBC”), under which our Thai subsidiary, Hutchinson Technology Operations (Thailand) Co. Ltd., sold, without recourse, an aggregate of $29,284,000 of its accounts receivable to HSBC and was paid 95% of the face value of the accounts receivable, less interest expense of LIBOR plus 1.75%. Upon full payment of the accounts receivable by its customer to HSBC, our Thai subsidiary receives from HSBC the 5% remainder due on the receivable. As of March 29, 2015, there remained $944,000 to be paid to our Thai subsidiary from HSBC, all of which was included within the line item “Other receivables” on our condensed consolidated balance sheets.

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

September 28, 2014	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	March 29, 2015
$497	$2,019	($2,024)	$492

(5)  INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at March 29, 2015, and September 28, 2014:

	March 29, 2015	September 28, 2014

Raw materials	$20,963	$21,376
Work in process	10,713	11,860
Finished goods	15,726	15,742
	$47,402	$48,978

 (6)  DEBT

Debt consisted of the following at March 29, 2015, and September 28, 2014:

	March 29, 2015	September 28, 2014

8.50% Convertible Notes	$–	$39,822
8.50% Convertible Notes debt discount	–	(624)
8.50% Secured Notes	63,931	78,931
8.50% Secured Notes debt discount	(2,336)	(3,575)
10.875% Notes	12,200	12,200
10.875% Notes debt discount	(312)	(388)
8.50% New Convertible Notes	37,500	–
PNC term loan	15,000	–
Credit facility	–	9,533
Total debt, net of discounts	125,983	135,899
Less: Current maturities, net of discounts	(3,000)	(48,731)
Total long-term debt, net of discounts	$122,983	$87,168

October 2014 Financing Transactions

On October 23, 2014, we issued $37,500,000 aggregate principal amount of 8.50% Convertible Senior Notes due 2019 (the “8.50% New Convertible Notes”). The 8.50% New Convertible Notes bear interest at a rate of 8.50% per annum, payable semi-annually in arrears on April 30 and October 31 of each year, beginning April 30, 2015. The 8.50% New Convertible Notes mature on October 31, 2019. Each $1,000 principal amount of the 8.50% New Convertible Notes is convertible into 266.6667 shares of our common stock (which is equal to an initial conversion price of approximately $3.75 per share), subject to adjustment under certain circumstances. The 8.50% New Convertible Notes rank pari passu in right of payment with all existing and future senior indebtedness of our company. Certain beneficial holders of the 8.50% New Convertible Notes had the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes was escrowed until the put right expired on February 20, 2015. Additionally, we were required to escrow at least $35,000,000 of cash that was restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Senior Notes due 2026 (the “8.50% Convertible Notes”), plus accrued but unpaid interest thereon. We capitalized debt financing costs of $1,652,000 which are being amortized over five years or until the maturity date. The amortization expense is included in interest expense. On January 15, 2015, we completed a redemption of the existing $39,822,000 aggregate principal amount of 8.50% Convertible Notes. To fund this, we used the escrowed $35,000,000 and our existing cash.

On October 23, 2014, we entered into an agreement providing for the private exchange of $15,000,000 aggregate principal amount of our 8.50% Senior Secured Second Lien Notes due 2017 (the “8.50% Secured Notes”) held by a certain holder for 2,500,000 shares of our common stock and warrants to purchase an additional 2,500,000 shares of our common stock on a cashless basis at an exercise price of $0.01 per share. On November 25, 2014, 1,250,000 warrants were exercised which resulted in the issuance of 1,246,493 shares of common stock. On January 15, 2015, the remaining 1,250,000 warrants were exercised, which resulted in the issuance of 1,246,428 shares of common stock and no warrants remain outstanding. The fair value of the common stock and warrants was recorded in additional paid-in capital in the amount of $17,388,000. Applying debt extinguishment accounting, we recorded a loss on extinguishment of debt of $4,318,000 in our first quarter of 2015. The loss also included $1,232,000 of broker, legal and accounting fees related to the exchange transaction.

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

8.50% Secured Notes

We currently have outstanding $63,931,000 aggregate principal amount of 8.50% Secured Notes. The 8.50% Secured Notes were originally issued in March 2012 in the aggregate principal amount of $78,931,000. Of that total amount, $38,931,000 aggregate principal amount of 8.50% Secured Notes was issued pursuant to an effective registration statement relating to an offer to purchase for cash or exchange for new securities any and all of our outstanding 3.25% Convertible Subordinated Notes due 2026.  The remaining $40,000,000 aggregate principal amount of 8.50% Secured Notes was issued in a private placement that included the issuance of warrants to purchase 3,869,000 shares of our common stock.  The warrants were exercisable on a cashless basis for $.01 per share for ten years after their issuance.  The total purchase price for the 8.50% Secured Notes and warrants issued in the private placement was $39,400,000. The fair value of the warrants was recorded in additional paid-in capital in the amount of $8,489,000. As of May 2013, all 3,869,000 warrants had been exercised and no warrants remain outstanding.

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

As described previously, on October 23, 2014, we entered into an agreement for the private exchange of $15,000,000 aggregate principal amount of our 8.50% Secured Notes held by a certain holder for 2,500,000 shares of our common stock and warrants to purchase an additional 2,500,000 shares of our common stock on a cashless basis at an exercise price of $0.01 per share. On November 25, 2014, 1,250,000 warrants were exercised which resulted in the issuance of 1,246,493 shares of common stock. On January 15, 2015, the remaining 1,250,000 warrants were exercised which resulted in the issuance of 1,246,428 shares of common stock and no warrants remain outstanding.

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

The September 2014 amendment also required us to maintain cash on our balance sheet, including restricted cash, during the period from December 1, 2014 through January 16, 2015 (which is the day after the 2015 put date for our 8.50% Convertible Notes) and during the period from December 1, 2015 through January 16, 2016 (which is the day after the 2016 put date for our 8.50% Convertible Notes) in an amount not less than the aggregate principal amount of our 8.50% Convertible Notes then outstanding, and to establish a reserve against our borrowing base during each such period in the same amount. The amendment permits us to redeem, repurchase or repay our 8.50% Convertible Notes in whole or in part at any time as long as, after giving effect to such redemption, repurchase or repayment, no default or event of default exists under the credit agreement and we have liquidity of not less than $20,000,000, and permits us to incur additional unsecured debt at any time prior to January 15, 2016 in an amount not to exceed the aggregate principal amount of our 8.50% Convertible Notes then outstanding as long as certain conditions are satisfied, including a requirement that, by the next put date for our 8.50% Convertible Notes, we reduce the aggregate principal balance of our 8.50% Convertible Notes by an amount equal to the principal amount of such additional unsecured debt then outstanding. This portion of the amendment no longer applies as we completed a redemption of the existing $39,822,000 of 8.50% Convertible Notes on January 15, 2015.

On April 30, 2015, we entered into an amendment to our existing senior secured credit facility dated as of September 16, 2011, as previously amended, with PNC Bank to maintain compliance with a financial covenant of our credit facility. The amendment (i) modifies the fixed charge coverage covenant under our credit agreement to eliminate the requirement for our quarter ended March 29, 2015 and quarters ending June 28, 2015 and September 27, 2015 and change the measurement periods starting with our quarter ending December 27, 2015 by excluding from such measurement periods all quarters ended on or prior to September 27, 2015, and (ii) implements an additional earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant for our quarter ended March 29, 2015 and quarters ending June 28, 2015 and September 27, 2015.

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

From time to time, we borrow funds under the senior secured credit facility. As of March 29, 2015, we had no outstanding balance. Our average outstanding balance in the twenty-six weeks ended March 29, 2015 was $780,000. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement. The credit agreement contains certain financial covenants that require us to maintain a minimum fixed charge coverage ratio, minimum EBITDA and minimum liquidity. If we are unable to generate sufficient operating results in future quarters, we may not be able to comply with financial covenants in the credit agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period.

PNC Term Loan

On December 23, 2014, we entered into an amendment to our existing senior secured credit facility dated as of September 16, 2011, as previously amended, with PNC Bank, as agent and lender.

Pursuant to the amendment, a term loan was made to us in the amount of $15,000,000. The same covenants in our credit facility with PNC Bank apply to this term loan. The term loan may consist of domestic rate loans, with a per annum interest rate equal to PNC Bank’s alternate base rate (as defined in the credit agreement) plus 2.50%, or LIBOR rate loans, with a per annum interest rate equal to 3.50% plus the greater of the LIBOR rate (as defined in the credit agreement) or 1.00%, or a combination thereof. As a result, our interest rate for the term loan has been 4.5%. The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015 and continuing through January 1, 2020.  In the event that the senior secured credit facility is not extended beyond December 1, 2016, the balance due on the term loan also will become due on December 1, 2016. Once repaid, amounts borrowed under the term loan may not be reborrowed.

(7) COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have commitments under various capital and operating lease agreements. Assets acquired under capital leases are depreciated over the useful life of the asset.

The future minimum lease payments for all capital and operating leases as of March 29, 2015, were as follows:

	Capital Leases	Operating Leases
2015	$1,478	$508
2016	2,705	668
2017	2,494	60
2018	1,332	–
Thereafter	438	–
Total future minimum lease payments	8,447	1,236
Less: Interest	(683)	–
Total future minimum lease payments excluding interest	$7,764	$1,236

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

Accumulated other comprehensive loss, net of tax (see Note 12 for a discussion of income taxes), was as follows:

Foreign Currency Translation Adjustments
Balance as of September 28, 2014	$(543)
Other comprehensive loss	(183)
Balance as of March 29, 2015	$(726)

Balance as of September 29, 2013	$(148)
Other comprehensive loss	(456)
Balance as of March 30, 2014	$(604)

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

(10)  SEVERANCE AND SITE CONSOLIDATION EXPENSES

A summary of our severance and site consolidation expenses as of March 29, 2015, is as follows:

	Severance	Site Consolidation Expenses	Total
Accrual balances, September 29, 2013	$–	$–	$–
Restructuring charges	–	592	592
Cash payments	–	(592)	(592)
Accrual balances, December 29, 2013	–	–	–
Restructuring charges	366	284	650
Cash payments	–	(284)	(284)
Accrual balances, March 30, 2014	366	–	366
Restructuring charges	1,339	205	1,544
Cash payments	(756)	(205)	(961)
Accrual balances, June 29, 2014	949	–	949
Restructuring charges	(328)	268	(60)
Cash payments	(594)	(268)	(862)
Accrual balances, September 28, 2014	27	–	27
Restructuring charges	(19)	178	159
Cash payments	(8)	(178)	(186)
Accrual balances, December 28, 2014	–	–	–

Accrual balances, March 29, 2015	–	–	–

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

In connection with the consolidation of our operations, we incurred site consolidation expenses of $178,000 during the twenty-six weeks ended March 29, 2015 and $876,000 during the twenty-six weeks ended March 30, 2014. The site consolidation expenses consisted primarily of internal labor and contractors.

(11)  OTHER EXPENSE

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other income (expense), net” in our condensed consolidated statements of operations. For the thirteen and twenty-six weeks ended March 29, 2015, we recognized a foreign currency gain of $139,000 and a foreign currency loss of $501,000, respectively.  For the thirteen and twenty-six weeks ended March 30, 2014, we recognized a foreign currency gain of $576,000 and a foreign currency loss of $2,594,000, respectively. These were primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

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

The income tax benefit for the twenty-six weeks ended March 29, 2015, was $113,000, compared to the income tax benefit of $791,000 for the twenty-six weeks ended March 30, 2014. For the twenty-six weeks ended March 29, 2015, the net benefit of $113,000 is made up of a credit for the expected refund of previously paid U.S. Federal Alternative Minimum Tax, offset primarily by various foreign withholding and income taxes we incur. For the twenty-six weeks ended March 30, 2014, we recognized an $859,000 benefit due to reserves for certain tax refunds that were released due to the expiration of the applicable statute of limitations.

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

We recorded stock-based compensation expense related to our stock options, RSUs and common stock, included in selling, general and administrative expenses, of $661,000 and $224,000 for the twenty-six weeks ended March 29, 2015, and March 30, 2014, respectively. As of March 29, 2015, $2,871,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 22 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the twenty-six weeks ended March 29, 2015, and March 30, 2014, was $2.42 and $2.34, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Twenty-Six Weeks Ended
	March 29, 2015	March 30, 2014
Risk-free interest rate	2.0%	2.3%
Expected volatility	70.0%	80.0%
Expected life (in years)	8.0	8.0
Dividend yield	–	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the twenty-six weeks ended March 29, 2015, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)
Outstanding at September 28, 2014	3,134,042	9.80	5.3
Granted	370,000	3.44
Exercised	(2,500)	3.03
Expired/Canceled	(156,675)	29.69
Outstanding at March 29, 2015	3,344,867	8.17	5.6
Options exercisable at March 29, 2015	2,638,847	9.54	4.9

The aggregate intrinsic value at March 29, 2015, of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding was $640,000. The aggregate intrinsic value of our stock options exercisable at March 29, 2015, was $526,000.

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)	Weighted-Average Remaining Contractual Life (yrs.)
Non-vested at September 28, 2014	625,565	1.86	8.6
Granted	370,000	2.42
Vested	(289,545)	1.70
Canceled	–	–
Non-vested at March 29, 2015	706,020	2.22	9.1

The following table summarizes information concerning currently outstanding and exercisable stock options:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number Outstanding	Weighted-Average Remaining Contractual Life (yrs.)	Weighted-Average Price ($)	Number Exercisable	Weighted-Average Exercise Price ($)
1.45	-	3.00	912,387	7.8	2.12	596,367	1.90
3.01	-	5.00	1,207,322	6.5	3.18	817,322	3.05
5.01	-	10.00	517,133	4.7	7.33	517,133	7.33
10.01	-	37.95	708,025	1.8	25.08	708,025	25.08
	Total		3,344,867	5.6	8.17	2,638,847	9.54

RSU transactions during the twenty-six weeks ended March 29, 2015, are summarized as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value ($)
Non-vested at September 28, 2014	782,091	2.17
Granted	361,850	3.43
Vested	(362,220)	1.97
Canceled	(22,282)	2.67
Non-vested at March 29, 2015	759,439	2.86

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

A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net loss	$(9,703)	$(8,706)	$(19,602)	$(24,052)

Weighted-average common shares outstanding	33,270	28,047	31,909	27,923
Dilutive potential common shares	–	–	–	–
Weighted-average common and diluted shares outstanding	33,270	28,047	31,909	27,923

Basic loss per share	$(0.29)	$(0.31)	$(0.61)	$(0.86)

Diluted loss per share	$(0.29)	$(0.31)	$(0.61)	$(0.86)

Diluted loss per share for the thirteen weeks ended March 29, 2015, excludes potential common shares of 359,000 using the treasury stock method, and 10,865,000 using the if-converted method for the 8.50% Convertible Notes and the 8.50% New Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirteen weeks ended March 30, 2014, excludes potential common shares and warrants of 532,000 using the treasury stock method, and 4,630,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive.  Diluted loss per share for the twenty-six weeks ended March 29, 2015, excludes potential common shares of 380,000 using the treasury stock method, and 11,429,000 using the if-converted method for the 8.50% Convertible Notes and the 8.50% New Convertible Notes, as they were anti-dilutive. Diluted loss per share for the twenty-six weeks ended March 30, 2014, excludes potential common shares and warrants of 489,000 using the treasury stock method, and 4,630,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive.

As discussed in Note 6, on October 23, 2014, we issued 2,500,000 shares of common stock and warrants to purchase 2,500,000 shares of our common stock as part of an exchange transaction.  On November 25, 2014, 1,250,000 warrants were exercised which resulted in the issuance of 1,246,493 shares of common stock. On January 15, 2015, the remaining 1,250,000 warrants were exercised which resulted in the issuance of 1,246,428 shares of common stock and no warrants remain outstanding.

As discussed in Note 6, in March 2012, we issued warrants to purchase 3,869,000 shares of our common stock in a private placement.  As of May 2013, all 3,869,000 warrants had been exercised and no warrants remain outstanding.

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

The following tables present our assets that are measured at fair value on a recurring basis at March 29, 2015, and September 28, 2014:

	Fair Value Measurements at March 29, 2015
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

Debt

The fair values of our 8.50% Convertible Notes and 8.50% Secured Notes were determined based on the closing market price of the respective Notes as of the end of the fiscal quarter. The fair value of the 8.50% Convertible Notes and 8.50% Secured Notes was classified in Level 1 of the fair value hierarchy.

Our 10.875% Notes have not experienced trading activity; therefore the fair value estimate was based on the closing market prices of comparable debt as of the end of the fiscal quarter. Our 8.50% New Convertible Notes have not experienced trading activity; therefore the fair value estimate was based on market variables combined with variables specific to our notes to determine the theoretical value. The fair value of the 10.875% Notes and the 8.50% New Convertible Notes were classified in Level 2 of the fair value hierarchy.

The fair value of the PNC Bank credit facility and term loan’s carrying values are a reasonable estimate of fair value because of their short-term nature. The fair value measurement for the credit facility and term loan was classified in Level 2 of the fair value hierarchy.

The estimated fair values of our debt were as follows on each of the indicated dates:

	March 29, 2015		September 28, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.50% Convertible Notes	$–	$–	$39,822	$39,125
8.50% Secured Notes	63,931	63,611	78,931	79,720
10.875% Notes	12,200	12,959	12,200	13,025
8.50% New Convertible Notes	37,500	43,830	–	–
PNC term loan	15,000	15,000	–	–
Credit facility	–	–	9,533	9,533

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

(16)  SUBSEQUENT EVENTS

On April 30, 2015, subsequent to the end of our second quarter of 2015, we entered into an amendment to our existing senior secured credit facility with PNC Bank that modifies a certain covenant and adds an additional EBITDA requirement. See Note 6 to the condensed consolidated financial statements for additional details.

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

Sales to our three largest customers constituted 97% of net sales for the twenty-six weeks ended March 29, 2015, as shown in the following table.

Customer	Percentage of Sales
Western Digital Corporation	54%
Seagate Technology, LLC	26%
SAE Magnetics, Ltd/TDK Corporation	17%

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

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

Suspension Assembly Shipments by Quarter
	2014				2015
	First	Second	Third	Fourth	First	Second
Suspension assembly shipment quantities	116	102	98	116	122	101

Our suspension assembly shipments totaled 122 million in the first quarter of 2015, up 5% compared with 116 million in the fourth quarter of 2014. The increase was primarily due to increased participation on customers’ disk drive programs and growth in the suspension assembly market. In the second quarter of 2015, suspension assembly shipments decreased 17% to 101 million.  The decrease was primarily due to a seasonal decline and weakness in the personal computing market. While our current demand is still heavily weighted to personal computing applications, cloud and hyperscale applications are expected to provide future growth for suspension assembly demand.

Average selling price increased to $0.60 for the second quarter of 2015, compared with $0.58 for both the first quarter of 2015 and the fourth quarter of 2014. The increase in the second quarter of 2015 resulted from a mix of products shipped that included dual-stage actuated (“DSA”) suspension assemblies that carried higher pricing.

Gross profit in the second quarter of 2015 was $6,262,000, or 10% of net sales, compared with $11,464,000 in the first quarter of 2015, or 16% of net sales. Gross profit in the first quarter of 2015 benefited from the higher volume in that quarter, improved operating performance and the benefits of cost reductions achieved through our restructuring and site consolidation actions. Gross profit in the second quarter of 2015 declined as a result of lower volume in the quarter, which reduced operating leverage as we curtailed production and managed inventory down. Our Thailand assembly operation accounted for 85% of our assembly production during the second quarter of 2015, up from 77% in the first quarter of 2015 and 78% in the fourth quarter of 2014.

As part of our new business development efforts, we have been developing an optical image stabilization (“OIS”) actuator for a smartphone camera. Our OIS actuator is based on shape memory alloy (“SMA”) technology that improves picture and video quality, particularly in low-light conditions, and offers performance and size advantages over current OIS solutions. We are bringing this product to market with our partner, Cambridge Mechatronics Ltd., a high technology design and engineering company based in Cambridge, England. Late in 2014, our first SMA OIS production line was installed. The first smartphone incorporating our SMA OIS actuator was introduced in January 2015 for the Taiwan market. It was a low volume offering which allowed us to promote our SMA OIS product and its performance and reliability. For the remainder of 2015, we are focusing on winning positions on new smartphone programs, improving both the product designs and our manufacturing processes based on what we learned from our initial offering. Accordingly, we expect our SMA OIS product will generate minimal revenue during 2015. While we are still in the early stages with this product and volumes initially are low, we are encouraged by the interest our SMA OIS actuator is attracting and the significant opportunity that the smartphone camera market may provide.

During the first and second quarters of 2015, all of the costs of our SMA OIS initiative were classified as research and development expenses. We expect to spend approximately $2,000,000 in each the third and fourth quarters of 2015 to optimize manufacturing processes and refine product designs in order to increase acceptance of our product among smartphone and camera module manufacturers.

Outlook

The current weakness in our demand for suspension assemblies is consistent with seasonal demand trends in the disk drive industry, and in particular, the weight that personal computing applications still carry in our mix of business. Accordingly, we expect suspension assembly shipments in the third quarter of 2015 to be down approximately 10% compared to the second quarter of 2015. Our average selling price is expected to be $0.58 to $0.59 per part. Due to the lower volume, third quarter of 2015 gross profit is expected to decline compared to the second quarter of 2015. We expect research and development expenses to be approximately $5,500,000 in the third quarter of 2015 as we continue the development of our SMA OIS product and processes.

In the second half of calendar year 2015, we expect to benefit from increased worldwide suspension demand and from an improving position on customers’ disk drive programs. We are also encouraged by the level of development activity that is occurring with our customers across all disk drive segments.

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 29, 2015 vs. Thirteen Weeks Ended March 30, 2014

Net sales for the thirteen weeks ended March 29, 2015, were $62,359,000, compared to $60,699,000 for the thirteen weeks ended March 30, 2014, an increase of $1,660,000. The increase was primarily due to shipping a higher mix of DSA suspensions, which carry a higher selling price.

Gross profit for the thirteen weeks ended March 29, 2015, was $6,262,000, compared to gross profit of $5,863,000 for the thirteen weeks ended March 30, 2014, an increase of $399,000. Gross profit was 10% of net sales for both the thirteen weeks ended March 29, 2015 and the thirteen weeks ended March 30, 2014. The increase in gross profit was primarily due to increased net sales, benefits of the cost reductions achieved through our restructuring and site consolidation actions, and improved operating performance.

Research and development expenses for the thirteen weeks ended March 29, 2015, were $7,097,000, compared to $4,389,000 for the thirteen weeks ended March 30, 2014, an increase of $2,708,000. The increase was primarily due to higher development costs for our SMA OIS actuators for smartphone cameras.

During the thirteen weeks ended March 30, 2014, we identified approximately 70 positions to be eliminated as part of our continued consolidation effort. This and our site consolidation activities resulted in $650,000 of severance and site consolidation expenses. The site consolidation expenses were primarily contractors and internal labor related to the consolidation. All severance and benefits amounts owed have been paid in full.

Other income (expense), net, for the thirteen weeks ended March 29, 2015, included a foreign currency gain of $139,000, compared to a foreign currency gain of $576,000 for the thirteen weeks ended March 30, 2014. The gains were primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

Interest expense for the thirteen weeks ended March 29, 2015, was $3,270,000, compared to $3,959,000 for the thirteen weeks ended March 30, 2014, a decrease of $689,000. The decrease in interest expense was primarily due to a reduction in our outstanding debt amounts.

Twenty-Six Weeks Ended March 29, 2015 vs. Twenty-Six Weeks Ended March 30, 2014

Net sales for the twenty-six weeks ended March 29, 2015, were $134,782,000, compared to $131,011,000 for the twenty-six weeks ended March 30, 2014, an increase of $3,771,000. Suspension assembly sales increased $5,500,000 for the twenty-six weeks ended March 29, 2015, primarily as a result of a an increase in suspension assembly unit shipments due to strong demand in our first quarter of 2015 and shipping a higher mix of DSA suspensions, which carry a higher selling price.

Gross profit for the twenty-six weeks ended March 29, 2015, was $17,726,000, compared to gross profit of $11,393,000 for the twenty-six weeks ended March 30, 2014, an increase of $6,333,000. Gross profit as a percent of net sales was 13% and 9% for the twenty-six weeks ended March 29, 2015, and March 30, 2014, respectively. The increase in gross profit was primarily due to increased net sales, benefits of the cost reductions achieved through our restructuring and site consolidation actions, and improved operating performance.

Research and development expenses for the twenty-six weeks ended March 29, 2015, were $13,139,000, compared to $8,331,000 for the twenty-six weeks ended March 30, 2014, an increase of $4,808,000. The increase was primarily due to development costs for our SMA OIS actuator.

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

Other income (expense), net, for the twenty-six weeks ended March 29, 2015, included a foreign currency loss of $501,000, compared to a foreign currency loss of $2,594,000 for the twenty-six weeks ended March 30, 2014. These losses were primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

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

The income tax benefit for the twenty-six weeks ended March 29, 2015, was $113,000, compared to the income tax benefit of $791,000 for the twenty-six weeks ended March 30, 2014. For the twenty-six weeks ended March 29, 2015, the net benefit of $113,000 is made up of a credit for the expected refund of previously paid U.S. Federal Alternative Minimum Tax, offset primarily by various foreign withholding and income taxes we incur. For the twenty-six weeks ended March 30, 2014, we recognized an $859,000 benefit due to reserves for certain tax refunds that were released due to the expiration of the applicable statute of limitations.

Liquidity and Capital Resources

We continue to incur net losses which have dampened our ability to generate cash from operations. We currently believe that our cash and cash equivalents, restricted cash, short-term investments, cash flow from operations, credit facility and term loan, leasing, bill of exchange transactions, and additional financing, if needed and as available given contractual restrictions, current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, debt service and capital expenditures through 2015. As of March 29, 2015, we had outstanding $63,931,000 aggregate principal amount of our 8.50% Secured Notes, $12,200,000 aggregate principal amount of our 10.875% Senior Secured Second Lien Notes due 2017 (the “10.875% Notes”), and $37,500,000 of our 8.50% Convertible Senior Notes due 2019 (the “8.50% New Convertible Notes”). Our 8.50% Secured Notes and our 10.875% Notes mature on January 15, 2017 and our 8.50% New Convertible Notes mature on October 31, 2019.

During the first quarter of 2015, we obtained a $15,000,000 term loan from PNC Bank, National Association (“PNC Bank”). The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015 and continuing through January 1, 2020. See below for additional details.

In October 2014, we completed a debt offering that provided for the sale of $37,500,000 aggregate principal amount of 8.50% New Convertible Notes. We also completed an exchange of $15,000,000 aggregate principal amount of 8.50% Secured Notes for 2,500,000 shares of common stock and warrants to purchase an additional 2,500,000 shares of which 1,250,000 were exercised in November 2014 and the remaining 1,250,000 were exercised in January 2015. Certain beneficial holders of the 8.50% New Convertible Notes had the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes was escrowed until this put right expired on February 20, 2015. Additionally, we were required to escrow at least $35,000,000 of cash that was restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Notes, plus accrued but unpaid interest thereon. On January 15, 2015, we completed a redemption of the existing $39,822,000 of 8.50% Convertible Notes. To fund this, we used the escrowed $35,000,000 and our existing cash. Details of this debt offering and exchange are discussed in more detail below.

Early in the second quarter of 2015, we received a $15,000,000 advance payment from a customer for suspension assemblies, a portion of which were shipped to that customer and recognized as revenue during our second quarter of 2015 and the remainder are expected to ship to that customer during our third quarter of 2015. As of March 29, 2015, $5,985,000 of the advance payment remained outstanding

On April 30, 2015, subsequent to the end of our second quarter of 2015, we entered into an amendment to our existing senior secured credit facility with PNC Bank that modifies a certain covenant and adds an additional EBITDA requirement as discussed in more detail below.

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

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations, our credit facility and term loan, leasing, bill of exchange transactions, and additional financing capacity, if available given contractual restrictions, current credit market conditions and our operating performance. Our cash and cash equivalents increased from $37,939,000 at September 28, 2014, to $42,596,000 at March 29, 2015. Our short-term investments remained at $965,000 and are restricted in use. In total, our cash and cash equivalents and short-term investments increased by $4,657,000.

Cash Provided by (Used for) Operating Activities

Cash provided by operating activities for the twenty-six weeks ended March 29, 2015, was $18,697,000, compared to cash used for operating activities of $188,000 for the twenty-six weeks ended March 30, 2014. The increase in operating cash flows included the remainder of an advance payment from a customer, and its impact on our trade receivable balance for that customer, and other working capital improvements.

Cash (Used for) Provided by Investing Activities

For the twenty-six weeks ended March 29, 2015, cash used for investing activities was $13,071,000, compared to cash provided by investing activities of $1,828,000 for the twenty-six weeks ended March 30, 2014. The cash used for the twenty-six weeks ended March 29, 2015, was primarily due to $14,505,000 of capital expenditures for manufacturing equipment for new process technology and capability improvements and product tooling partially offset by $2,408,000 of equipment sale/leaseback transactions in Thailand. The cash provided in the twenty-six weeks ended March 30, 2014, was primarily due to $6,395,000 of equipment sale/leaseback transactions in Thailand, $4,364,000 of proceeds from the sale of our building partially offset by $10,480,000 of capital expenditures.

Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. We anticipate capital expenditures will total approximately $20,000,000 in 2015, primarily for product tooling and manufacturing equipment for new process technology and capability improvements, for products such as DSA suspension assemblies and SMA OIS actuators. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents, our senior secured credit facility and term loan, leasing, bills of exchange or additional financing, if available given contractual restrictions, current credit market conditions and our financial performance.

Cash Used for Financing Activities

Cash used for financing activities for the twenty-six weeks ended March 29, 2015, was $1,083,000, compared to cash used for financing activities of $2,686,000 for the twenty-six weeks ended March 30, 2014. The cash used for financing activities for the twenty-six weeks ended March 29, 2015, was primarily due to $37,500,000 in proceeds from the private placement of our 8.50% New Convertible Notes and $15,000,000 in proceeds from the PNC term loan, partially offset by the redemption of the existing $39,822,000 aggregate principal amount of 8.50% Convertible Notes, $9,533,000 in repayments of our senior secured credit facility, $3,175,000 of debt refinancing costs, and $1,113,000 of capital lease payments. The cash used in the twenty-six weeks ended, March 30, 2014, was primarily due to a $1,980,000 repayment of our senior secured credit facility and $732,000 of capital lease payments.

Bill of Exchange

During the twenty-six weeks ended March 29, 2015, we entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Hongkong and Shanghai Banking Corporation Limited, Bangkok Branch (“HSBC”), under which our Thai subsidiary sold, without recourse, an aggregate of $29,284,000 of its accounts receivable to HSBC and was paid 95% of the face value of the receivable, less interest expense of LIBOR plus 1.75%. Upon full payment of the receivable by its customer to HSBC, our Thai subsidiary receives from HSBC the 5% remainder due on the receivable. As of March 29, 2015, there remained $944,000 to be paid to our Thai subsidiary from HSBC, all of which was included within the line item “Other receivables” on our condensed consolidated balance sheets.

Debt

October 2014 Financing Transactions - On October 23, 2014, we issued $37,500,000 aggregate principal amount of 8.50% New Convertible Notes. The 8.50% New Convertible Notes bear interest at a rate of 8.50% per annum, payable semi-annually in arrears on April 30 and October 31 of each year, beginning April 30, 2015. The 8.50% New Convertible Notes mature on October 31, 2019. Each $1,000 principal amount of the 8.50% New Convertible Notes is convertible into 266.6667 shares of our common stock (which is equal to an initial conversion price of approximately $3.75 per share), subject to adjustment under certain circumstances. The 8.50% New Convertible Notes rank pari passu in right of payment with all existing and future senior indebtedness of our company. Certain beneficial holders of the 8.50% New Convertible Notes had the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes was escrowed until the put right expired on February 20, 2015. Additionally, we were required to escrow at least $35,000,000 of cash that was restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Notes, plus accrued but unpaid interest thereon. We capitalized debt financing costs of $1,652,000 which are being amortized over five years or until the maturity date. The amortization expense is included in interest expense. On January 15, 2015, we completed a redemption of the existing $39,822,000 aggregate principal amount of 8.50% Convertible Notes. To fund this, we used the escrowed $35,000,000 and our existing cash.

On October 23, 2014, we entered into an agreement providing for the private exchange of $15,000,000 aggregate principal amount of our 8.50% Secured Notes held by a certain holder for 2,500,000 shares of our common stock and warrants to purchase an additional 2,500,000 shares of our common stock on a cashless basis at an exercise price of $0.01 per share. On November 25, 2014, 1,250,000 warrants were exercised which resulted in the issuance of 1,246,493 shares of common stock. On January 15, 2015, the remaining 1,250,000 warrants were exercised which resulted in the issuance of 1,246,428 shares of common stock and no warrants remain outstanding. The fair value of the common stock and warrants was recorded in additional paid-in capital in the amount of $17,388,000. Applying debt extinguishment accounting, we recorded a loss on extinguishment of debt of $4,318,000 in our first quarter of 2015. The loss also included $1,232,000 of broker, legal and accounting fees related to the exchange transaction.

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

The September 2014 amendment also required us to maintain cash on our balance sheet, including restricted cash, during the period from December 1, 2014 through January 16, 2015 (which is the day after the 2015 put date for our 8.50% Convertible Notes) and during the period from December 1, 2015 through January 16, 2016 (which is the day after the 2016 put date for our 8.50% Convertible Notes) in an amount not less than the aggregate principal amount of our 8.50% Convertible Notes then outstanding, and to establish a reserve against our borrowing base during each such period in the same amount. The amendment permits us to redeem, repurchase or repay our 8.50% Convertible Notes in whole or in part at any time as long as, after giving effect to such redemption, repurchase or repayment, no default or event of default exists under the credit agreement and we have liquidity of not less than $20,000,000, and permits us to incur additional unsecured debt at any time prior to January 15, 2016 in an amount not to exceed the aggregate principal amount of our 8.50% Convertible Notes then outstanding as long as certain conditions are satisfied, including a requirement that, by the next put date for our 8.50% Convertible Notes, we reduce the aggregate principal balance of our 8.50% Convertible Notes by an amount equal to the principal amount of such additional unsecured debt then outstanding. This portion of the amendment no longer applies as we completed a redemption of the existing $39,822,000 of 8.50% Convertible Notes on January 15, 2015.

On April 30, 2015, we entered into an amendment to our existing senior secured credit facility dated as of September 16, 2011, as previously amended, with PNC Bank to maintain compliance with a financial covenant of our credit facility. The amendment (i) modifies the fixed charge coverage covenant under our credit agreement to eliminate the requirement for our quarter ended March 29, 2015 and quarters ending June 28, 2015 and September 27, 2015 and change the measurement periods starting with our quarter ending December 27, 2015 by excluding from such measurement periods all quarters ended on or prior to September 27, 2015, and (ii) implements an additional earnings before interest, taxes, depreciation and amortization (EBITDA) covenant for our quarter ended March 29, 2015 and quarters ending June 28, 2015 and September 27, 2015.

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

From time to time, we borrow funds under the senior secured credit facility. As of March 29, 2015, we had no outstanding balance. Our average outstanding balance in the twenty-six weeks ended March 29, 2015 was $780,000. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement. The credit agreement contains certain financial covenants that require us to maintain a minimum fixed charge coverage ratio, minimum EBITDA and minimum liquidity. If we are unable to generate sufficient operating results in future quarters, we may not be able to comply with financial covenants in the credit agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period.

PNC Term Loan - On December 23, 2014, we entered into an amendment to our existing Revolving Credit and Security Agreement dated as of September 16, 2011, as previously amended, with PNC Bank, as agent and lender. Pursuant to the amendment, a term loan was made to us in the amount of $15,000,000. The same covenants in our credit facility with PNC Bank apply to this term loan. The term loan may consist of domestic rate loans, with a per annum interest rate equal to PNC Bank’s alternate base rate (as defined in the credit agreement) plus 2.50%, or LIBOR rate loans, with a per annum interest rate equal to 3.50% plus the greater of the LIBOR rate (as defined in the credit agreement) or 1.00%, or a combination thereof. As a result, our interest rate for the term loan has been 4.5%. The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015 and continuing through January 1, 2020.  In the event that the Revolving Credit and Security Agreement is not extended beyond December 1, 2016, the balance due on the term loan will also become due on December 1, 2016. Once repaid, amounts borrowed under the term loan may not be reborrowed.

Capital Leases – As of March 29, 2015, we had remaining capital lease payment obligations of $7,763,000. We expect to enter into more leasing transactions throughout 2015.

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

On April 1, 2015 the FASB decided to propose a one-year deferral of the effective date for the revenue recognition standard. Under this proposal the guidance would be effective for our first quarter of 2019. As of May 6, 2015 this proposal is not yet approved and final.

In April 2015, the FASB issued authoritative guidance related to simplifying the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for our first quarter of 2017. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We are in the process of assessing the impact this guidance will have on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: demand for and shipments of our products, our market position, program ramps, product mix and adoption, production capabilities and volumes, our operations in Thailand and the United States, market adoption and our production of SMA OIS actuators, capital spending, operating expenses, average selling prices, product costs, operating performance, technology, development, data density trends and storage capacity requirements, customer yields, inventory levels, company-wide financial performance, our business model, cost reductions and economic and market conditions. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan,” “goal” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended September 28, 2014. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Except as otherwise required by law, we undertake no obligation to update any forward-looking statement for any reason. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted in this Item 3, there have been no material changes in our exposure to market risk or to our quantitative and qualitative disclosures about market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.

As of March 29, 2015, we had $113,631,000 carrying value of fixed rate debt which had a fair market value of approximately $120,400,000. We used trading activity to determine the fair market value of the 8.50% Secured Notes. The 10.875% Notes have not had trading activity, therefore the fair market value estimate for those notes was based on the closing market price of comparable debt as of the end of the fiscal quarter. Our 8.50% New Convertible Notes have not experienced trading activity; therefore the fair value estimate was based on market variables combined with variables specific to our notes to determine the theoretical value. The fair value of our senior secured credit facility and term loan’s carrying value is a reasonable estimate of fair market value.

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

HUTCHINSON TECHNOLOGY INCORPORATED

Date: May 6, 2015	By	/s/ Richard J. Penn
Richard J. Penn
President and Chief Executive Officer

Date: May 6, 2015	By	/s/ David P. Radloff
David P. Radloff
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of HTI	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 16, 2013	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically