Form 10-Q
period 2015-06-28
HUTCHINSON TECHNOLOGY INC
filed 2015-08-05
CIK 772897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 28, 2015

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 001-34838

Hutchinson Technology Incorporated

(Exact name of registrant as specified in its charter)

Minnesota	41-0901840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West Highland Park Drive N.E. Hutchinson, Minnesota	55350
(Address of principal executive offices)	(Zip Code)

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

As of August 3, 2015, the registrant had 33,526,029 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUTCHINSON TECHNOLOGY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	June 28, 2015	September 28, 2014
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$35,387	$37,939
Short-term investments restricted (Note 3)	965	965
Trade receivables, net (Note 4)	21,287	23,971
Other receivables	2,021	2,894
Inventories	43,960	48,978
Other current assets	2,822	4,323
Total current assets	106,442	119,070

Property, plant and equipment, net	145,306	153,169
Other assets	4,602	2,926
Total assets	$256,350	$275,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt, net of discount (Note 6)	$6,000	$48,731
Current portion of capital lease obligation	2,434	2,109
Accounts payable	17,214	19,055
Accrued expenses	7,481	6,406
Accrued compensation	9,688	9,312
Total current liabilities	42,817	85,613

Long-term debt, net of discount (Note 6)	122,565	87,168
Capital lease obligation	5,106	4,464
Other long-term liabilities	3,916	3,092
Commitments and contingencies (Notes 6 and 7)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 33,526,000 and 28,058,000 issued and outstanding	335	281
Additional paid-in capital	451,767	433,308
Accumulated other comprehensive loss	(2,176)	(543)
Accumulated loss	(367,980)	(338,218)
Total shareholders’ equity	81,946	94,828
Total liabilities and shareholders’ equity	$256,350	$275,165

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Net sales	$54,675	$59,772	$189,457	$190,783
Cost of sales	49,846	56,215	166,902	175,833
Gross profit	4,829	3,557	22,555	14,950

Research and development expenses	5,165	4,157	18,304	12,488
Selling, general and administrative expenses	5,726	5,268	17,559	17,343
Severance and site consolidation expenses (Note 10)	–	1,544	159	2,786
Asset impairment (Note 9)	–	–	–	4,470
Loss from operations	(6,062)	(7,412)	(13,467)	(22,137)

Other (expense) income, net	(1,004)	179	(1,292)	(2,238)
Loss on extinguishment of long-term debt	–	–	(4,318)	–
Interest income	7	28	26	63
Interest expense	(3,086)	(3,987)	(10,809)	(11,723)
Loss before income taxes	(10,145)	(11,192)	(29,860)	(36,035)
Provision (benefit) for income taxes (Note 12)	15	15	(98)	(776)
Net loss	$(10,160)	$(11,207)	$(29,762)	$(35,259)
Basic loss per share	$(0.30)	$(0.40)	$(0.92)	$(1.26)
Diluted loss per share	$(0.30)	$(0.40)	$(0.92)	$(1.26)

Weighted-average common shares outstanding	33,493	28,055	32,437	27,967
Weighted-average diluted shares outstanding	33,493	28,055	32,437	27,967

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED

(In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Net loss	$(10,160)	$(11,207)	$(29,762)	$(35,259)
Other comprehensive (loss) income
Foreign currency translation, net of income taxes of $0	(1,451)	16	(1,633)	(442)
Other comprehensive (loss) income	(1,451)	16	(1,633)	(442)
Total comprehensive loss	$(11,611)	$(11,191)	$(31,395)	$(35,701)

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(In thousands)

	Thirty-Nine Weeks Ended
	June 28, 2015	June 29, 2014
OPERATING ACTIVITIES:
Net loss	$(29,762)	$(35,259)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	24,134	28,944
Stock-based compensation	1,041	976
Loss on disposal of assets	63	80
Asset impairment charges (Note 9)	–	4,470
Non-cash interest expense	1,622	2,475
Loss on extinguishment of debt (Note 6)	4,318	–
Severance and site consolidation expenses (Note 10)	(27)	949
Changes in operating assets and liabilities	9,463	(2,293)
Cash provided by operating activities	10,852	342

INVESTING ACTIVITIES:
Capital expenditures	(17,344)	(13,396)
Proceeds from sale/leaseback of equipment	3,111	6,395
Proceeds from sale of building and related assets	–	4,364
Change in restricted cash	19	1,609
Purchases of marketable securities	(965)	(1,195)
Sales/maturities of marketable securities	965	1,200
Cash used for investing activities	(14,214)	(1,023)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	60	26
Repayments of capital lease	(1,749)	(1,230)
Repayments of revolving credit line	(100,389)	(153,950)
Proceeds from revolving credit line	93,856	154,770
Repayments of debt	(40,572)	–
Proceeds from private placement of debt	37,500	–
Proceeds from term loan	15,000	–
Debt refinancing costs (Note 6)	(3,175)	–
Cash provided by (used for) financing activities	531	(384)

Effect of exchange rate changes on cash	279	657

Net decrease in cash and cash equivalents	(2,552)	(408)

Cash and cash equivalents at beginning of period	37,939	39,403

Cash and cash equivalents at end of period	$35,387	$38,995

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$7,267	$5,736
Income taxes paid	$9	$154
Assets acquired through capital lease	$3,051	$4,209
Non-cash exchange of debt for equity (Note 6)	$15,000	$–

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

As of June 28, 2015, and September 28, 2014, we had $2,039,000 and $2,059,000, respectively, of cash and cash equivalents that were restricted in use included in the line item “Other current assets” on our condensed consolidated balance sheets. These amounts for both periods covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account.

(3)	INVESTMENTS

A summary of our investments is as follows:

	June 28, 2015	September 28, 2014
Available-for-sale securities
U.S government debt securities	$965	$965

Our short-term investments are comprised of United States government debt securities. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive gain or loss within shareholders’ equity.

As of June 28, 2015, our short-term investments were scheduled to mature within one year.

As of June 28, 2015, and September 28, 2014, we had $965,000 and $965,000, respectively, of short-term investments that were restricted in use. The amounts are required by the State of Minnesota to be held as security for our self-insured workers compensation program.

(4)	TRADE RECEIVABLES

Early in the second quarter of 2015, we received a $15,000,000 advance payment from a customer for suspension assemblies, which were shipped to that customer and recognized as revenue during our second and third quarters of 2015. On March 29, 2015, the last day of our second quarter, $5,985,000 of the advance payment remained outstanding and was included in the line item “Accrued expenses” on our condensed consolidated balance sheet. As of June 28, 2015, the full amount of advance payment was recognized as revenue.

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $21,287,000 at June 28, 2015, and $23,971,000 at September 28, 2014, are net of allowances for sales returns of $514,000 and $497,000, respectively.

During the thirteen weeks ended June 28, 2015, we entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Hongkong and Shanghai Banking Corporation Limited, Bangkok Branch (“HSBC”), under which our Thai subsidiary, Hutchinson Technology Operations (Thailand) Co. Ltd., sold, without recourse, an aggregate of $23,613,000 of its accounts receivable to HSBC and was paid 95% of the face value of the accounts receivable, less interest expense of LIBOR plus 1.75%. Upon full payment of the accounts receivable by its customer to HSBC, our Thai subsidiary receives from HSBC the 5% remainder due on the receivable. As of June 28, 2015, there remained $856,000 to be paid to our Thai subsidiary from HSBC, all of which was included within the line item “Other receivables” on our condensed consolidated balance sheet.

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

September 28, 2014	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	June 28, 2015
$497	$3,070	$(3,053)	$514

(5)	INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at June 28, 2015, and September 28, 2014:

	June 28, 2015	September 28, 2014

Raw materials	$17,982	$21,376
Work in process	10,636	11,860
Finished goods	15,342	15,742
	$43,960	$48,978

(6)	Debt

Debt consisted of the following at June 28, 2015, and September 28, 2014:

	June 28, 2015	September 28, 2014

8.50% Convertible Notes	$–	$39,822
8.50% Convertible Notes debt discount	–	(624)
8.50% Secured Notes	63,931	78,931
8.50% Secured Notes debt discount	(2,043)	(3,575)
10.875% Notes	12,200	12,200
10.875% Notes debt discount	(273)	(388)
8.50% New Convertible Notes	37,500	–
PNC term loan	14,250	–
Senior secured credit facility	3,000	9,533
Total debt, net of discounts	128,565	135,899
Less: Current maturities, net of discounts	(6,000)	(48,731)
Total long-term debt, net of discounts	$122,565	$87,168

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

Debt financing costs of $359,000 were capitalized and are being amortized over four years or until the maturity date. The amortization expense is included in interest expense.

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

The September 2014 amendment also required us to maintain cash on our balance sheet, including restricted cash, during the period from December 1, 2014 through January 16, 2015 (the day after the 2015 put date for our 8.50% Convertible Notes) and during the period from December 1, 2015 through January 16, 2016 the day after the 2016 put date for our 8.50% Convertible Notes) in an amount not less than the aggregate principal amount of our 8.50% Convertible Notes then outstanding, and to establish a reserve against our borrowing base during each such period in the same amount. The amendment permits us to redeem, repurchase or repay our 8.50% Convertible Notes in whole or in part at any time as long as, after giving effect to such redemption, repurchase or repayment, no default or event of default exists under the credit agreement and we have liquidity of not less than $20,000,000, and permits us to incur additional unsecured debt at any time prior to January 15, 2016 in an amount not to exceed the aggregate principal amount of our 8.50% Convertible Notes then outstanding as long as certain conditions are satisfied, including a requirement that, by the next put date for our 8.50% Convertible Notes, we reduce the aggregate principal balance of our 8.50% Convertible Notes by an amount equal to the principal amount of such additional unsecured debt then outstanding. This portion of the amendment no longer applies as we completed a redemption of the existing $39,822,000 of 8.50% Convertible Notes on January 15, 2015.

On April 30, 2015, we entered into an additional amendment to our existing senior secured credit facility dated as of September 16, 2011, as previously amended, with PNC Bank to maintain compliance with a financial covenant of our credit agreement. The amendment (i) modified the fixed charge coverage covenant under our credit agreement to eliminate the requirement for our quarter ended March 29, 2015 and quarters ending June 28, 2015 and September 27, 2015 and changed the measurement periods starting with our quarter ending December 27, 2015 by excluding from such measurement periods all quarters ended on or prior to September 27, 2015, and (ii) implemented an additional earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant for our quarter ended March 29, 2015 and quarters ending June 28, 2015 and September 27, 2015.

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

From time to time, we borrow funds under the senior secured credit facility. As of June 28, 2015, we had $3,000,000 outstanding which was repaid early in the following quarter. Our average outstanding balance in the thirty-nine weeks ended June 28, 2015 was $751,000. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement. The credit agreement contains certain financial covenants that require us to maintain a minimum fixed charge coverage ratio, minimum EBITDA and minimum liquidity. If we are unable to generate sufficient operating results in future quarters, we may not be able to comply with financial covenants in the credit agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period.

PNC Term Loan

On December 23, 2014, we entered into an amendment to our existing senior secured credit facility dated as of September 16, 2011, as previously amended, with PNC Bank, as agent and lender. Pursuant to the amendment, a term loan was made to us in the amount of $15,000,000. The same covenants in our credit facility agreement with PNC Bank apply to this term loan. The term loan may consist of domestic rate loans, with a per annum interest rate equal to PNC Bank’s alternate base rate (as defined in the credit agreement) plus 2.50%, or LIBOR rate loans, with a per annum interest rate equal to 3.50% plus the greater of the LIBOR rate (as defined in the credit agreement) or 1.00%, or a combination thereof. As a result, our interest rate for the term loan has been 4.5%. The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015 and continuing through January 1, 2020. In the event that the senior secured credit facility is not extended beyond December 1, 2016, the balance due on the term loan also will become due on December 1, 2016. Once repaid, amounts borrowed under the term loan may not be reborrowed. As of June 28, 2015, we had an outstanding balance of $14,250,000.

(7)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have commitments under various capital and operating lease agreements. Assets acquired under capital leases are depreciated over the useful life of the asset.

The future minimum lease payments for all capital and operating leases as of June 28, 2015, were as follows:

	Capital Leases	Operating Leases
2015	$741	$237
2016	2,786	885
2017	2,583	277
2018	1,461	218
Thereafter	610	290
Total future minimum lease payments	8,181	1,907
Less: Interest	(641)	–
Total future minimum lease payments excluding interest	$7,540	$1,907

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

Accumulated other comprehensive loss, net of tax (see Note 12 for a discussion of income taxes), was as follows:

Foreign Currency Translation Adjustments
Balance as of September 28, 2014	$(543)
Other comprehensive loss	(1,633)
Balance as of June 28, 2015	$(2,176)

Balance as of September 29, 2013	$(148)
Other comprehensive loss	(442)
Balance as of June 29, 2014	$(590)

(9)	ASSET IMPAIRMENT

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

A summary of our severance and site consolidation expenses as of June 28, 2015, is as follows:

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

All severance and benefits amounts owed have been paid in full and no additional severance or site consolidation costs have been incurred since December 28, 2014.

In recent years, we had multiple severance and manufacturing consolidation and restructuring plans in place to support efforts to improve operating results and liquidity through improved utilization of our facilities in both the U.S. and Thailand.

During the second quarter of 2014, as part of shutting down our Eau Claire, Wisconsin assembly operations and our continued consolidation efforts, we identified approximately 70 positions to be eliminated. This resulted in $366,000 of severance expense in the second quarter of 2014.

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

In connection with the consolidation of our operations, we recorded site consolidation expenses of $178,000 during the thirty-nine weeks ended June 28, 2015 and $1,081,000 during the thirty-nine weeks ended June 29, 2014. The site consolidation expenses consisted primarily of internal labor and contractors.

(11)	OTHER EXPENSE

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other income (expense), net” in our condensed consolidated statements of operations. For the thirteen and thirty-nine weeks ended June 28, 2015, we recognized foreign currency losses of $1,093,000 and $1,594,000, respectively. For the thirteen and thirty-nine weeks ended June 29, 2014, we recognized a foreign currency gain of $123,000 and a foreign currency loss of $2,471,000, respectively. These were primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

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

The income tax benefit for the thirty-nine weeks ended June 28, 2015, was $98,000, compared to the income tax benefit of $776,000 for the thirty-nine weeks ended June 29, 2014. For the thirty-nine weeks ended June 28, 2015, the net benefit of $98,000 is made up of a credit for the refund of previously paid U.S. Federal Alternative Minimum Tax, offset primarily by various foreign withholding and income taxes we incur. For the thirty-nine weeks ended June 29, 2014, we recognized an $859,000 benefit due to reserves for certain tax refunds that were released due to the expiration of the applicable statute of limitations.

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

We recorded stock-based compensation expense related to our stock options, RSUs and common stock, included in selling, general and administrative expenses, of $1,041,000 and $976,000 for the thirty-nine weeks ended June 28, 2015, and June 29, 2014, respectively. As of June 28, 2015, $2,491,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 20 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirty-nine weeks ended June 28, 2015, and June 29, 2014, was $2.42 and $2.34, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	Thirty-Nine Weeks Ended
	June 28, 2015	June 29, 2014
Risk-free interest rate	2.0%	2.3%
Expected volatility	70.0%	80.0%
Expected life (in years)	8.0	8.0
Dividend yield	–	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the thirty-nine weeks ended June 28, 2015, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)
Outstanding at September 28, 2014	3,134,042	9.80	5.3
Granted	370,000	3.44
Exercised	(2,500)	3.03
Expired/Canceled	(162,825)	29.22
Outstanding at June 28, 2015	3,338,717	8.15	5.3
Options exercisable at June 28, 2015	2,632,697	9.52	4.4

The aggregate intrinsic value at June 28, 2015, of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding was $111,000. The aggregate intrinsic value of our stock options exercisable at June 28, 2015, was $87,000.

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Life (yrs.)
Non-vested at September 28, 2014	625,565	1.86	8.6
Granted	370,000	2.61
Vested	(289,545)	1.70
Canceled	–	–
Non-vested at June 28, 2015	706,020	2.32	8.8

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted-Average Remaining Contractual Life (yrs.)	Weighted-Average Price ($)	Number Exercisable	Weighted-Average Exercise Price ($)
1.45 - 3.00	912,387	7.6	2.12	596,367	1.90
3.01 - 5.00	1,207,322	6.3	3.18	817,322	3.05
5.01 - 10.00	514,383	4.4	7.33	514,383	7.33
10.01 - 37.95	704,625	1.5	25.08	704,625	25.08
Total	3,338,717	5.3	8.15	2,632,697	9.52

RSU transactions during the thirty-nine weeks ended June 28, 2015, are summarized as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value ($)
Non-vested at September 28, 2014	782,091	2.17
Granted	361,850	3.43
Vested	(422,845)	2.02
Canceled	(23,198)	2.67
Non-vested at June 28, 2015	697,898	2.90

(14)	LOSS PER SHARE

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

A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net loss	$(10,160)	$(11,207)	$(29,762)	$(35,259)

Weighted-average common shares outstanding	33,493	28,055	32,437	27,967
Dilutive potential common shares	–	–	–	–
Weighted-average common and diluted shares outstanding	33,493	28,055	32,437	27,967

Basic loss per share	$(0.30)	$(0.40)	$(0.92)	$(1.26)

Diluted loss per share	$(0.30)	$(0.40)	$(0.92)	$(1.26)

Diluted loss per share for the thirteen weeks ended June 28, 2015, excludes potential common shares of 141,000 using the treasury stock method, and 10,000,000 using the if-converted method for the 8.50% Convertible Notes and the 8.50% New Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirteen weeks ended June 29, 2014, excludes potential common shares and warrants of 217,000 using the treasury stock method, and 4,630,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirty-nine weeks ended June 28, 2015, excludes potential common shares of 238,000 using the treasury stock method, and 10,953,000 using the if-converted method for the 8.50% Convertible Notes and the 8.50% New Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirty-nine weeks ended June 29, 2014, excludes potential common shares and warrants of 338,000 using the treasury stock method, and 4,630,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive.

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

The following tables present our assets that are measured at fair value on a recurring basis at June 28, 2015, and September 28, 2014:

	Fair Value Measurements at June 28, 2015
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

Debt

The fair values of our 8.50% Convertible Notes and 8.50% Secured Notes were determined based on the closing market price of the respective Notes as of the end of the fiscal quarter. The fair values of the 8.50% Convertible Notes and 8.50% Secured Notes were classified in Level 2 of the fair value hierarchy due to minimal trading activity.

Our 10.875% Notes have not experienced trading activity; therefore the fair value estimate was based on the closing market prices of comparable debt as of the end of the fiscal quarter. Our 8.50% New Convertible Notes have not experienced trading activity; therefore the fair value estimate was based on market variables combined with variables specific to our notes to determine the theoretical value. The fair values of the 10.875% Notes and the 8.50% New Convertible Notes were classified in Level 2 of the fair value hierarchy.

The fair values of the PNC Bank credit facility and term loan’s carrying values are a reasonable estimate of fair value because of their short-term nature. The fair value measurement for the credit facility and term loan was classified in Level 2 of the fair value hierarchy.

The estimated fair values of our debt were as follows on each of the indicated dates:

	June 28, 2015		September 28, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.50% Convertible Notes	$–	$–	$39,822	$39,125
8.50% Secured Notes	63,931	63,611	78,931	79,720
10.875% Notes	12,200	12,972	12,200	13,025
8.50% New Convertible Notes	37,500	35,591	–	–
PNC term loan	14,250	14,250	–	–
Credit facility	3,000	3,000	9,533	9,533

Other

Our financial instruments other than those presented in the disclosures above, include accounts receivable, accounts payable, and other payables. The carrying value of accounts receivable, accounts payable, and other payables approximate fair value because of the short-term nature of these instruments. The fair values of these instruments were classified in Level 1 of the fair value hierarchy.

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

We evaluated subsequent events after the balance sheet date through the date the condensed consolidated financial statements were issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these condensed consolidated financial statements.

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

Sales to our three largest customers constituted 96% of net sales for the thirty-nine weeks ended June 28, 2015, as shown in the following table.

Customer	Percentage of Sales
Western Digital Corporation	52%
Seagate Technology, LLC	26%
SAE Magnetics, Ltd/TDK Corporation	18%

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

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated

	Suspension Assembly Shipments by Quarter
	2014				2015
	First	Second	Third	Fourth	First	Second	Third
Suspension assembly shipment quantities	116	102	98	116	122	101	87

Our suspension assembly shipments totaled 122 million in the first quarter of 2015, up 5% compared with 116 million in the fourth quarter of 2014. The increase was primarily due to increased participation on customers’ disk drive programs and growth in the suspension assembly market. In the second quarter of 2015, suspension assembly shipments decreased 17% to 101 million. The decrease was primarily due to a seasonal decline and weakness in the personal computing (“PC”) market. In the third quarter of 2015, suspension assembly shipments decreased 14% to 87 million. The decline in shipments resulted from the seasonal slowdown in disk drive demand, weakness in PC demand and inventory reductions in the PC supply chain. Demand for suspension assemblies typically strengthens in the second half of the calendar year and we expect our shipments to increase in our fourth quarter of 2015.

Average selling price was $0.59 for the second and third quarters of 2015, compared with $0.58 for the first quarter of 2015 and the fourth quarter of 2014. The increase in 2015 resulted from a mix of products shipped that included more dual-stage actuated (“DSA”) suspension assemblies that carried higher pricing.

Gross profit in the third quarter of 2015 was $4,829,000, or 9% of net sales, compared with $6,262,000 in the second quarter of 2015, or 10% of net sales, and $11,464,000, or 16% of net sales, in the first quarter of 2015. Gross profit in the first quarter of 2015 benefited from the higher volume in that quarter, improved operating performance and the benefits of cost reductions achieved through our restructuring and site consolidation actions. Gross profit in the second and third quarters of 2015 declined as a result of lower volume in those quarters. We have been managing our costs to mitigate the impact of lower suspension assembly volume on gross profit and operating income. We intend to continue improving our vertically integrated cost model while leveraging our capacity and technology investments in the U.S. and Thailand. Our Thailand assembly operation accounted for 89% of our assembly production during the third quarter of 2015, up from 85% in the second quarter of 2015 and 77% in the first quarter of 2015.

As part of our new business development efforts, we have been developing an optical image stabilization (“OIS”) actuator for a smartphone camera. Our OIS actuator is based on shape memory alloy (“SMA”) technology that improves picture and video quality, particularly in low-light conditions, and offers performance and size advantages over current OIS solutions. We are bringing this product to market with our partner, Cambridge Mechatronics Ltd., a high technology design and engineering company based in Cambridge, England. Late in 2014, our first SMA OIS production line was installed. The first smartphone incorporating our SMA OIS actuator was introduced in January 2015 for the Taiwan market. It was a low volume offering which allowed us to promote our SMA OIS product and its performance and reliability. On July 30, 2015, we introduced a new SMA OIS actuator that is 70% thinner than our original product and that significantly lowers our capital investment and production costs. We believe this new design has fundamental advantages that bring superior value and capability to the marketplace and that the product is well aligned with the needs of camera module and smartphone manufacturers. We are focused on introducing our new offering to the market, earning positions on new smartphone programs, and optimizing our manufacturing processes for the new design. We expect our SMA OIS products will generate minimal revenue during 2015. While we are still in the early stages with this product and volumes initially are low, we are encouraged by the interest our SMA OIS actuators are attracting and the significant opportunity that the smartphone camera market may provide. During the first three quarters of 2015, all of the costs of our SMA OIS initiative were classified as research and development expenses.

Outlook

We expect our suspension assembly shipments to increase due to typical seasonal strengthening of disk drive demand, our high level of development activity with customers and our expanding program wins across the disk drive segments. We expect suspension assembly shipments in our fourth quarter of 2015 to increase 10% to 20% compared with our third quarter of 2015. Our average selling price is expected to range from $0.57 to $0.58, depending on product mix. With the higher shipment volume, our gross profit should improve. We expect research and development expenses to be less than $5,000,000 in the fourth quarter of 2015, down from $5,165,000 in the third quarter of 2015, as we continue the development of our SMA OIS product and processes.

RESULTS OF OPERATIONS

Thirteen Weeks Ended June 28, 2015 vs. Thirteen Weeks Ended June 29, 2014

Net sales for the thirteen weeks ended June 28, 2015, were $54,675,000, compared to $59,772,000 for the thirteen weeks ended June 29, 2014, a decrease of $5,097,000. The decrease was primarily due to an 11% decrease in shipments of suspension assemblies, partially offset by a slight increase in our average selling price. The increase in our average selling price was due to the mix of products shipped that included more DSA suspension assemblies that carried higher pricing.

Gross profit for the thirteen weeks ended June 28, 2015, was $4,829,000, compared to gross profit of $3,557,000 for the thirteen weeks ended June 29, 2014, an increase of $1,272,000. Gross profit was 9% of net sales for the thirteen weeks ended June 28, 2015 and 6% of net sales for the thirteen weeks ended June 29, 2014. The increase in gross profit was primarily due to benefits of the cost reductions achieved through our restructuring and site consolidation actions and improved operating performance, partially offset by decreased net sales.

Research and development expenses for the thirteen weeks ended June 28, 2015, were $5,165,000, compared to $4,157,000 for the thirteen weeks ended June 29, 2014, an increase of $1,008,000. The increase was primarily due to higher development costs for our SMA OIS actuators for smartphone cameras.

During the thirteen weeks ended June 29, 2014, we identified approximately 100 positions to be eliminated as part of our continued focus on overall cost reductions. This and our site consolidation activities resulted in $1,544,000 of severance and site consolidation expenses. The site consolidation expenses were primarily contractors and internal labor related to the consolidation. All severance and benefits amounts owed have been paid in full.

Other (expense) income, net, for the thirteen weeks ended June 28, 2015, included a foreign currency loss of $1,093,000, compared to a foreign currency gain of $123,000 for the thirteen weeks ended June 29, 2014. The gain and loss was primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

Interest expense for the thirteen weeks ended June 28, 2015, was $3,086,000, compared to $3,987,000 for the thirteen weeks ended June 29, 2014, a decrease of $901,000. The decrease in interest expense was primarily due to a reduction in our outstanding debt amounts.

Thirty-Nine Weeks Ended June 28, 2015 vs. Thirty-Nine Weeks Ended June 29, 2014

Net sales for the thirty-nine weeks ended June 28, 2015, were $189,457,000, compared to $190,783,000 for the thirty-nine weeks ended June 29, 2014, a decrease of $1,326,000. The decrease was primarily due to decreased shipments of suspension assemblies, partially offset by a slight increase in our average selling price. The increase in our average selling price was due to the mix of products shipped that included more DSA suspension assemblies that carried higher pricing.

Gross profit for the thirty-nine weeks ended June 28, 2015, was $22,555,000, compared to gross profit of $14,950,000 for the thirty-nine weeks ended June 29, 2014, an increase of $7,605,000. Gross profit as a percent of net sales was 12% and 8% for the thirty-nine weeks ended June 28, 2015, and June 29, 2014, respectively. The increase in gross profit was primarily due to benefits of the cost reductions achieved through our restructuring and site consolidation actions and improved operating performance, partially offset by decreased net sales.

Research and development expenses for the thirty-nine weeks ended June 28, 2015, were $18,304,000, compared to $12,488,000 for the thirty-nine weeks ended June 29, 2014, an increase of $5,816,000. The increase was primarily due to higher development costs for our SMA OIS actuators for smartphone cameras.

For the thirty-nine weeks ended June 29, 2014, we identified approximately 170 positions to be eliminated as part of our continued consolidation effort and our continued focus on overall cost reductions. This and our site consolidation activities resulted in $2,786,000 of severance and site consolidation expenses. The site consolidation expenses were primarily internal labor and contractors related to the consolidation. All severance and benefits amounts owed have been paid in full.

The thirty-nine weeks ended June 29, 2014, included an asset impairment charge of $4,470,000 on our Eau Claire, Wisconsin assembly building and related assets.

Other income (expense), net, for the thirty-nine weeks ended June 28, 2015, included a foreign currency loss of $1,594,000, compared to a foreign currency loss of $2,471,000 for the thirty-nine weeks ended June 29, 2014. These losses were primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

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

The income tax benefit for the thirty-nine weeks ended June 28, 2015, was $98,000, compared to the income tax benefit of $776,000 for the thirty-nine weeks ended June 29, 2014. For the thirty-nine weeks ended June 28, 2015, the net benefit of $98,000 is made up of a credit for the refund of previously paid U.S. Federal Alternative Minimum Tax, offset primarily by various foreign withholding and income taxes we incur. For the thirty-nine weeks ended June 29, 2014, we recognized an $859,000 benefit due to reserves for certain tax refunds that were released due to the expiration of the applicable statute of limitations.

Liquidity and Capital Resources

We continue to incur net losses which have dampened our ability to generate cash from operations. We currently believe that our cash and cash equivalents, restricted cash, short-term investments, cash flow from operations, credit facility, leasing, bill of exchange transactions, and additional financing, if needed and as available given contractual restrictions, current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, debt service and capital expenditures through 2016. As of June 28, 2015, we had outstanding $63,931,000 aggregate principal amount of our 8.50% Secured Notes, $12,200,000 aggregate principal amount of our 10.875% Senior Secured Second Lien Notes due 2017 (the “10.875% Notes”), and $37,500,000 of our 8.50% Convertible Senior Notes due 2019 (the “8.50% New Convertible Notes”). Our 8.50% Secured Notes and our 10.875% Notes mature on January 15, 2017 and our 8.50% New Convertible Notes mature on October 31, 2019.

During the first quarter of 2015, we obtained a $15,000,000 term loan from PNC Bank, National Association (“PNC Bank”). The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015 and continuing through January 1, 2020. As of June 28, 2015, we had $14,250,000 outstanding. See below for additional details.

In October 2014, we completed a debt offering that provided for the sale of $37,500,000 aggregate principal amount of 8.50% New Convertible Notes. We also completed an exchange of $15,000,000 aggregate principal amount of 8.50% Secured Notes for 2,500,000 shares of common stock and warrants to purchase an additional 2,500,000 shares of which 1,250,000 were exercised in November 2014 and the remaining 1,250,000 were exercised in January 2015. Certain beneficial holders of the 8.50% New Convertible Notes had the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes was escrowed until this put right expired on February 20, 2015. Additionally, we were required to escrow at least $35,000,000 of cash that was restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Senior Notes due 2026 (the “8.50% Convertible Notes”), plus accrued but unpaid interest thereon. On January 15, 2015, we completed a redemption of the existing $39,822,000 of 8.50% Convertible Notes. To fund this, we used the escrowed $35,000,000 and our existing cash. Details of this debt offering and exchange are discussed below.

Early in the second quarter of 2015, we received a $15,000,000 advance payment from a customer for suspension assemblies, which were shipped to that customer and recognized as revenue during our second and third quarters of 2015. As of June 28, 2015, the full amount of the advance payment was recognized as revenue.

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

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations, our credit facility, leasing, bill of exchange transactions, and additional financing capacity, if available given contractual restrictions, current credit market conditions and our operating performance. Our cash and cash equivalents decreased from $37,939,000 at September 28, 2014, to $35,387,000 at June 28, 2015. Our short-term investments remained at $965,000 and are restricted in use. In total, our cash and cash equivalents and short-term investments decreased by $2,552,000.

Cash Provided by Operating Activities

Cash provided by operating activities for the thirty-nine weeks ended June 28, 2015, was $10,852,000, compared to cash provided by operating activities of $342,000 for the thirty-nine weeks ended June 29, 2014. The increase in operating cash flows was primarily due to changes in working capital related to inventory and receivables.

Cash Used for Investing Activities

For the thirty-nine weeks ended June 28, 2015, cash used for investing activities was $14,214,000, compared to cash used for investing activities of $1,023,000 for the thirty-nine weeks ended June 29, 2014. The cash used for the thirty-nine weeks ended June 28, 2015, was primarily due to $17,344,000 of capital expenditures for manufacturing equipment for new process technology and capability improvements and product tooling, partially offset by $3,111,000 of equipment sale/leaseback transactions in Thailand. The cash used for the thirty-nine weeks ended June 29, 2014, was primarily due to $13,396,000 of capital expenditures for manufacturing equipment for new process technology and capability improvements and product tooling, offset by $6,395,000 of equipment sale/leaseback transactions in Thailand, $4,364,000 of proceeds from the sale of our Eau Claire, Wisconsin building and the release of $1,609,000 or restricted cash that was temporarily held in our senior secured credit facility collections account.

Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. We anticipate capital expenditures will total approximately $20,000,000 in 2015, primarily for product tooling and manufacturing equipment for new process technology and capability improvements for products such as DSA suspension assemblies and SMA OIS actuators. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents, our senior secured credit facility, leasing, bills of exchange or additional financing, if available given contractual restrictions, current credit market conditions and our financial performance.

Cash Provided by (Used for) Financing Activities

Cash provided by financing activities for the thirty-nine weeks ended June 28, 2015, was $531,000, compared to cash used for financing activities of $384,000 for the thirty-nine weeks ended June 29, 2014. The cash provided by financing activities for the thirty-nine weeks ended June 28, 2015, was primarily due to $37,500,000 in proceeds from the private placement of our 8.50% New Convertible Notes and $15,000,000 in proceeds from the PNC term loan, partially offset by the redemption of the existing $39,822,000 aggregate principal amount of 8.50% Convertible Notes, $7,283,000 in repayments of our senior secured credit facility, $3,175,000 of debt refinancing costs, $1,749,000 of capital lease payments and $750,000 in repayment of our term loan. The cash used in the thirty-nine weeks ended June 29, 2014, was primarily due to $1,230,000 of capital lease payments, partially offset by an $820,000 increase in borrowings from our senior secured credit facility.

Bill of Exchange Transactions

During the thirteen weeks ended June 28, 2015, we entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Hongkong and Shanghai Banking Corporation Limited, Bangkok Branch (“HSBC”), under which our Thai subsidiary sold, without recourse, an aggregate of $23,613,000 of its accounts receivable to HSBC and was paid 95% of the face value of the receivable, less interest expense of LIBOR plus 1.75%. Upon full payment of the receivable by its customer to HSBC, our Thai subsidiary receives from HSBC the 5% remainder due on the receivable. As of June 28, 2015, there remained $856,000 to be paid to our Thai subsidiary from HSBC, all of which was included within the line item “Other receivables” on our condensed consolidated balance sheet.

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

The September 2014 amendment also required us to maintain cash on our balance sheet, including restricted cash, during the period from December 1, 2014 through January 16, 2015 (the day after the 2015 put date for our 8.50% Convertible Notes) and during the period from December 1, 2015 through January 16, 2016 (the day after the 2016 put date for our 8.50% Convertible Notes) in an amount not less than the aggregate principal amount of our 8.50% Convertible Notes then outstanding, and to establish a reserve against our borrowing base during each such period in the same amount. The amendment permits us to redeem, repurchase or repay our 8.50% Convertible Notes in whole or in part at any time as long as, after giving effect to such redemption, repurchase or repayment, no default or event of default exists under the credit agreement and we have liquidity of not less than $20,000,000, and permits us to incur additional unsecured debt at any time prior to January 15, 2016 in an amount not to exceed the aggregate principal amount of our 8.50% Convertible Notes then outstanding as long as certain conditions are satisfied, including a requirement that, by the next put date for our 8.50% Convertible Notes, we reduce the aggregate principal balance of our 8.50% Convertible Notes by an amount equal to the principal amount of such additional unsecured debt then outstanding. This portion of the amendment no longer applies as we completed a redemption of the existing $39,822,000 of 8.50% Convertible Notes on January 15, 2015.

On April 30, 2015, we entered into an additional amendment to our existing senior secured credit agreement dated as of September 16, 2011, as previously amended, with PNC Bank to maintain compliance with a financial covenant of our credit facility. The amendment (i) modified the fixed charge coverage covenant under our credit agreement to eliminate the requirement for our quarter ended March 29, 2015 and quarters ending June 28, 2015 and September 27, 2015 and change the measurement periods starting with our quarter ending December 27, 2015 by excluding from such measurement periods all quarters ended on or prior to September 27, 2015, and (ii) implemented an additional earnings before interest, taxes, depreciation and amortization (EBITDA) covenant for our quarter ended March 29, 2015 and quarters ending June 28, 2015 and September 27, 2015.

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

From time to time, we borrow funds under the senior secured credit facility. As of June 28, 2015, we had $3,000,000 outstanding, which was repaid early in the following quarter. Our average outstanding balance in the thirty-nine weeks ended June 28, 2015 was $751,000. Amounts borrowed under the credit facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the credit agreement. The credit agreement contains certain financial covenants that require us to maintain a minimum fixed charge coverage ratio, minimum EBITDA and minimum liquidity. If we are unable to generate sufficient operating results in future quarters, we may not be able to comply with financial covenants in the credit agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period.

PNC Term Loan - On December 23, 2014, we entered into an amendment to our existing Revolving Credit and Security Agreement dated as of September 16, 2011, as previously amended, with PNC Bank, as agent and lender. Pursuant to the amendment, a term loan was made to us in the amount of $15,000,000. The same covenants in our credit facility agreement with PNC Bank apply to this term loan. The term loan may consist of domestic rate loans, with a per annum interest rate equal to PNC Bank’s alternate base rate (as defined in the credit agreement) plus 2.50%, or LIBOR rate loans, with a per annum interest rate equal to 3.50% plus the greater of the LIBOR rate (as defined in the credit agreement) or 1.00%, or a combination thereof. As a result, our interest rate for the term loan has been 4.5%. The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015 and continuing through January 1, 2020. In the event that the Revolving Credit and Security Agreement is not extended beyond December 1, 2016, the balance due on the term loan will also become due on December 1, 2016. Once repaid, amounts borrowed under the term loan may not be reborrowed. As of June 28, 2015, we had $14,250,000 outstanding.

Capital Leases – As of June 28, 2015, we had remaining capital lease payment obligations of $7,539,000. We may enter into more leasing transactions in the remainder of 2015.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued authoritative guidance related to revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB confirmed a one year deferral of the effective date of the new revenue standard and allows early adoption as of the original effective date. The updated guidance will be effective for our first quarter of 2019. We are in the process of assessing the impact, if any, this guidance will have on our consolidated financial statements.

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

As of June 28, 2015, we had $113,631,000 carrying value of fixed rate debt which had a fair market value of approximately $112,175,000. We used trading activity to determine the fair market value of the 8.50% Secured Notes. The 10.875% Notes have not had trading activity, therefore the fair market value estimate for those notes was based on the closing market price of comparable debt as of the end of the fiscal quarter. Our 8.50% New Convertible Notes have not had trading activity; therefore the fair value estimate for those notes was based on market variables combined with variables specific to our notes to determine the theoretical value. The fair value of our senior secured credit facility and term loan’s carrying value is a reasonable estimate of fair market value.

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

3.1	Amended and Restated Articles of Incorporation of HTI (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended 12/29/2002; File No. 0-14709).
3.2	Restated By-Laws of HTI, as amended December 16, 2013 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed 12/18/2013).
10.1	Amendment No. 8 to Revolving Credit and Security Agreement, dated as of April 30, 2015, between Hutchinson Technology Incorporated and PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 30, 2015).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED

Date:	August 5, 2015	By	/s/ Richard J. Penn
Richard J. Penn
President and Chief Executive Officer

Date:	August 5, 2015	By	/s/ David P. Radloff
David P. Radloff
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of HTI	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 16, 2013	Incorporated by Reference
10.1	Amendment No. 8 to Revolving Credit and Security Agreement, dated as of April 30, 2015, between Hutchinson Technology Incorporated and PNC Bank, National Association, as Agent and Lender	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically