Form 10-K
period 2015-09-27
HUTCHINSON TECHNOLOGY INC
filed 2015-12-11
CIK 772897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 27, 2015
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to ________.

Commission file number 1-34838

Hutchinson Technology Incorporated

(Exact name of registrant as specified in its charter)

Minnesota	41-0901840
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

40 West Highland Park Drive NE
Hutchinson, Minnesota	55350
(Address of principal executive offices)	(Zip code)

(320) 587-3797
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.01 per share
Common Share Purchase Rights

Name of exchange on which registered:	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:	None

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

Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 27, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $88,846,000, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of December 9, 2015, the registrant had 33,902,630 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for the annual meeting of shareholders to be held in 2016 are incorporated by reference into Part III of this report.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: the pending merger transaction, demand for and shipments of the company’s products, the company’s market position, technology, development, program ramps, product mix, pricing, production capabilities and volumes, product costs, inventory levels, the company’s operations in the U.S. and Thailand, site consolidation efforts, capital spending, repayment of debt, additional liquidity, operating expenses, cost reductions, market adoption and our production of optical image stabilization actuators and the company’s business model, operating performance and financial results. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan,” “goal” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of this report. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

i

ii

PART I

HUTCHINSON TECHNOLOGY INCORPORATED AND SUBSIDIARIES

Item 1.	Business

When we refer to “we,” “our,” “us,” or the “company,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2016” mean our fiscal year ending September 25, 2016, references to “2015” mean our fiscal year ended September 27, 2015, references to “2014” mean our fiscal year ended September 28, 2014, references to “2013” mean our fiscal year ended September 29, 2013, references to “2012” mean our fiscal year ended September 30, 2012, references to “2011” mean our fiscal year ended September 25, 2011, and references to “2010” mean our fiscal year ended September 26, 2010.

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

We design our suspension assemblies with a focus on the increasing performance requirements of new disk drives, principally more complex, increased data density, improved head-to-disk stability during a physical shock event and reduced data access time. Increased capacity, improved reliability and performance, as well as the miniaturization of disk drives, generally require suspension assemblies with lower variability, specialized design, expanded functionality and greater precision. Manufacturing of these small and more complex suspension assemblies requires that we develop new manufacturing process capabilities. We will continue to invest, as needed, to advance suspension assembly technology, enhance our process capabilities and expand our production capacity. During 2015, we shipped 415 million suspension assemblies of all types, supplying all manufacturers of disk drives and head-gimbal assemblers.

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

Pending Merger

As previously announced, on November 1, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Headway Technologies, Inc., a California corporation (“Parent”), and Hydra Merger Sub, Inc., a Minnesota corporation and wholly owned subsidiary of Parent (“Merger Subsidiary”). Pursuant to the Merger Agreement, Merger Subsidiary will merge with and into our company, and our company will continue as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”). Parent and Merger Subsidiary are each beneficially owned by TDK Corporation, a Japanese electronics company (“TDK”). The consummation of the Merger remains subject to customary certain closing conditions, including the approval of our shareholders and completion of regulatory review. Important information regarding certain risks associated with the Merger Agreement and Merger are discussed under the heading “Risk Factors” in Part I, Item 1A of this report.

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

The following table shows, for each of 2015, 2014 and 2013, the relative contribution to net sales, in millions of dollars and percentages, of each product category:

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Suspension assemblies	$240.8	95%	$250.8	96%	$240.5	97%
Other revenue	12.0	5	10.3	4	9.1	3
Total net sales	$252.8	100%	$261.1	100%	$249.6	100%

See Note 10 to the consolidated financial statements included in this report for financial information with respect to a distribution of revenue and long-lived assets by geographic area for each of 2015, 2014 and 2013. See also the Selected Financial Data in Item 6 below.

Suspension Assemblies. During 2015, we shipped 415 million suspension assemblies, compared to 432 million and 404 million in 2014 and 2013, respectively. We shipped suspension assemblies incorporating our internally produced flexures, as well as suspensions using purchased flexures.

We have the capability to produce multiple variations of suspension assemblies. This capability permits us to assist customers’ design efforts and meet the varied and changing requirements of specific customers. We have developed significant proprietary capabilities in the design and production of suspension assemblies for both current and new generations of higher performance disk drives and read/write heads. The continual pursuit of increased data density and lower storage costs is leading to suspension assemblies with flexures that have finer electrical conductors, greater lead counts and increased complexity, and to the adoption of value-added features for suspension assemblies, such as formed and polished headlifts, larger dampers with through-hole features, co-located micro actuators and a variety of limiter configurations. We continue to see an increase in the volume of dual-stage actuated (“DSA”) suspensions, which carry a higher selling price and cost more to manufacture. DSA suspension shipments increased to 40% of our 2015 product mix compared to 26% in 2014.

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

Other Revenue. To derive additional value from the unique expertise and capabilities in precision component manufacturing, tool design, tool build and metrology that we have developed in our suspension manufacturing, we are offering these capabilities to targeted companies in several industries outside of the disk drive industry. In 2015, $10,250,000, or 4% of our revenues were from new business development initiatives, compared to $6,921,000, or 3% in 2014. In the early stages of this effort, the revenues generated have been somewhat unpredictable quarter to quarter. We continue to explore a range of opportunities.

We enter into arrangements with customers to be reimbursed for disk drive industry-related engineering services and specific program capacity, which partially offset the costs of our investment. We recognize the associated revenue over the estimated life of the program to which the services and capacity relate. In 2015, $1,527,000 was for reimbursement of these disk drive industry-related engineering services and specific disk drive program capacity, compared to $2,893,000 in 2014.

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

Our biomeasurement products are classified as medical devices and therefore are subject to governmental regulations.

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

We have devoted and expect to continue to devote substantial resources to research and development efforts. Our research and development expenses were $22,100,000, $17,316,000 and $14,621,000, in 2015, 2014 and 2013, respectively. The increases from 2013 were primarily related to higher expenses to support our new business development activity related to the development of our SMA OIS actuator for smartphone cameras.

As part of our new business development efforts, we have been developing an optical image stabilization (“OIS”) actuator for smartphone cameras. Our OIS actuator, based on shape memory alloy (“SMA”) technology, improves picture and video quality, particularly in low-light conditions, and offers performance and size advantages over current OIS solutions. We are bringing this product to market with Cambridge Mechatronics Ltd., a high technology design and engineering company based in Cambridge, England. Late in 2014, our first SMA OIS production line was installed. The first smartphone incorporating our SMA OIS actuator was introduced in January 2015 for the Taiwan market. It was a low volume offering which allowed us to promote our SMA OIS product and its performance and reliability. On July 30, 2015, we introduced a new SMA OIS actuator that is 70% thinner than our original product and that significantly lowers our capital investment and production costs. We believe this new design has fundamental advantages that bring superior value and capability to the marketplace and that the product is well aligned with the needs of camera module and smartphone manufacturers. During 2014 and 2015, product-related revenue was not material to our consolidated statement of operations and all of the costs of our SMA OIS initiative were classified as research and development expenses.

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

We are a supplier to all manufacturers of disk drives and head-gimbal assemblers. The following table shows our three largest disk drive customers for 2015, 2014 and 2013 as a percentage of net sales.

Customer	2015	2014	2013
Western Digital Corporation	52%	60%	52%
Seagate Technology, LLC	27%	18%	14%
SAE Magnetics, Ltd./TDK Corporation	16%	15%	24%

Sales to our three largest customers constituted 95%, 93% and 90% of net sales for 2015, 2014 and 2013, respectively. Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Western Digital, which may purchase read/write head assemblies that utilize our suspension assemblies from SAE Magnetics, Ltd./TDK Corporation (“SAE Magnetics”).

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

Backlog

We generally make our sales pursuant to purchase orders rather than long-term contracts. Our backlog of purchase orders was $20,537,000 at September 27, 2015, as compared to $32,067,000 at September 28, 2014. The September 27, 2015 backlog was lower due to one customer not providing its purchase order requirements for the first quarter of 2016 until after September 27, 2015. Our purchase orders may be changed or cancelled by customers on short notice. In addition, we believe that it is a common practice for disk drive manufacturers to place orders in excess of their needs during growth periods. Backlog should not be considered indicative of sales for any future period.

Seasonality

Historically, the disk drive industry has experienced seasonal demand, with higher levels of demand in the second half of the calendar year driven by consumer spending. Seasonal demand for our suspension assemblies generally tracks that of the disk drive industry and also may be delayed or accelerated by existing inventory levels in the supply chain.

Competition

We believe that the principal factors of competition in the suspension assembly market include price, reliability of volume supply, time to market, product performance, quality, and customer service. Disk drive manufacturers seek low cost designs and as the disk drive industry has matured and consolidated, cost competitiveness, and thus suspension assembly pricing, has become an increasingly important factor to our customers. Our customers’ operating results also depend on being the first-to-market and first-to-volume with new products at a low cost. Our development efforts typically have enabled us to shorten development cycles and achieve reliable high-volume output per manufacturing unit quickly.

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

Foreign Sales

Sales to foreign-based enterprises totaled $39,505,000, $49,648,000 and $79,691,000 for 2015, 2014 and 2013, respectively. Sales to foreign subsidiaries of United States corporations totaled $201,508,000, $203,895,000 and $162,120,000 for 2015, 2014 and 2013, respectively. The majority of these sales were to the Pacific Rim region.

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

As of September 27, 2015, we held 219 United States patents and 16 foreign patents, and we had 26 patent applications pending in the United States and 30 patent applications pending in other countries. Internally, we protect intellectual property and trade secrets through physical security measures at our facilities, as well as through non-disclosure and non-competition agreements with all employees and confidentiality policies and non-disclosure agreements with consultants, strategic suppliers and customers.

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

Employees

As of September 27, 2015, we had 2,412 employees located primarily in the United States and Thailand.

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

If the conditions set forth in the Merger Agreement are not satisfied or otherwise waived, or if the Merger Agreement is terminated in accordance with its terms, then the Merger will not occur.

The Merger Agreement provides that the consummation of the Merger is subject to a number of conditions. The obligation of Merger Subsidiary to consummate the Merger is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (1) determination of the amount of Additional Consideration; (2) approval, by the requisite affirmative vote of our shareholders of (a) a proposal to approve and adopt the Merger Agreement and (b) a proposal to increase the conversion rate of our 8.50% Convertible Senior Notes due 2019 (the “8.50% New Convertible Notes”) in connection with the Merger; (3) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); and (4) the absence of any law, order or injunction that prevents or prohibits the consummation of the Merger.

Each party’s obligation to consummate the Merger is subject to satisfaction or waiver of certain other conditions, including (1) the accuracy of the other party’s representations and warranties (subject to certain qualifications), and (2) the other party’s material compliance with its covenants and agreements contained in the Merger Agreement.

Parent’s and Merger Subsidiary’s obligations to consummate the Merger also are subject to satisfaction or waiver of additional conditions, including (1) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement); (2) if review by the Committee on Foreign Investment in the United States or the U.S. Department of the State’s Directorate of Defense Trade Controls (the “DDTC”) shall have concluded, the President of the United States of America or the DDTC, as applicable, shall have not taken any action to block or prevent consummation of the Merger or imposed any requirements or conditions that have had or would reasonably be expected to have a Company Material Adverse Effect; and (3) delivery by the company of customary payoff letters from holders of our outstanding indebtedness (other than capitalized lease obligations, the 8.50% New Convertible Notes, and our outstanding 8.50% Senior Secured Second Lien Notes due 2017 and 10.875% Senior Secured Second Lien Notes due 2017).

The Merger Agreement also contains certain termination rights for both the company and Parent, including, among others, a mutual termination right and termination rights of either us or Parent, if the transactions contemplated by the Merger Agreement are not consummated on or before November 1, 2016, if the transactions contemplated by the Merger Agreement are legally prohibited, or if our shareholders fail to approve the Merger Agreement and the increase in the conversion rate of the 8.50% New Convertible Notes.

The company has the right to terminate the Merger Agreement in order to accept a superior proposal subject to the other applicable terms of the Merger Agreement.

If any of the conditions to the consummation of the Merger are not fulfilled or waived of if the Merger Agreement is terminated in accordance with its terms, then the Merger may not occur.

Termination of the Merger Agreement could negatively impact us.

If the Merger Agreement is terminated, our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of our management on the Merger. In addition, if the Merger Agreement is terminated, the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and our Board seeks another merger or business combination, shareholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration offered by the Merger Agreement.

We have agreed to reimburse Parent for up to $1.4 million of its reasonable out-of-pocket expenses in connection with the Merger Agreement and the transactions contemplated thereby if the company terminates the Merger Agreement because shareholders fail to approve the Merger Agreement and the increase in the conversion rate of the 8.50% New Convertible Notes. Any such reimbursed expenses would be deducted from any termination fee that may subsequently be paid by the company to Parent. Upon termination of the Merger Agreement under specified circumstances, including in the event of a termination by the company in order to accept a superior proposal, we have agreed to pay Parent a termination fee of $4.2 million.

We are subject to business uncertainties and contractual restrictions while the Merger remains pending.

Uncertainty about the effect of the Merger on employees, customers and suppliers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change their existing business relationships with us. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty or a desire not to remain with the business, our business could be negatively impacted. In addition, the Merger Agreement restricts us from taking certain actions without the consent of Parent until the Merger occurs. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

We may not be able to generate enough cash or secure enough capital to service our existing debt obligations or execute our current and future business plans.

Since 2009, we have experienced significant reductions in demand for and shipments of our suspension assemblies due primarily to our losses of market share resulting from supply chain realignments by our customers. Our operating results and cash flow from operations have been adversely affected by decreases in our demand. Our manufacturing capacity may continue to be underutilized in the future, which will negatively impact our operating results. Despite our workforce reductions and restructuring actions in recent years, we have continued to incur operating losses. Our unfavorable operating results have resulted in reduced cash flow from operations. Cash flow provided by operations was $18,765,000 for 2015, and cash flow used by operations was $1,474,000 for 2014. We will continue to have significant liquidity needs. Our outstanding $63,931,000 aggregate principal amount of 8.50% Senior Secured Second Lien Notes due 2017 (the “8.50% Secured Notes”) mature on January 15, 2017. Our outstanding $12,200,000 aggregate principal amount of 10.875% Senior Secured Second Lien Notes due 2017 (the “10.875% Notes”) also mature on January 15, 2017. Our outstanding $37,500,000 aggregate principal amount of 8.50% New Convertible Notes mature on October 31, 2019. Our term loan from PNC Bank, National Association (“PNC Bank”) is payable in quarterly installments of $750,000 on the first day of each calendar quarter. As of September 27, 2015, we had $13,500,000 outstanding.

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

Our business will require significant funds over the next several years. We would likely use these funds for capital expenditures, research and development, debt service and working capital. Our business is capital intensive. Our total capital expenditures were $17,940,000 in 2015, $17,283,000 in 2014 and $18,880,000 in 2013. In 2016, our capital expenditures are expected to be $10,000,000 to $15,000,000. In addition, our total research and development expenses were $22,100,000 or 9% of net sales, in 2015.

We have a revolving credit and security agreement with PNC Bank, National Association (“PNC Bank”). Our credit agreement with PNC Bank and the indentures governing our 8.50% Secured Notes and our 10.875% Notes each contain a number of financial covenants and other customary provisions. Our 8.50% Secured Notes and our 10.875% Notes mature in January 2017, and our 8.50% New Convertible Notes mature on October 31, 2019. Our term loan from PNC Bank is payable in quarterly installments of $750,000. We may pursue additional debt or equity financing or other forms of financing to supplement our current capital resources, if needed, in 2016 and beyond. Our ability to obtain additional financing will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We may not be able to maintain adequate capital or raise additional capital on reasonable terms or at all, if needed.

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

Although we supply all manufacturers of disk drives and head-gimbal assemblers, sales to our four largest customers constituted 95%, 97% and 98% of net sales for 2015, 2014 and 2013, respectively. The failure by any one of our largest customers to pay its account balance with us could have a material adverse effect on our results of operations. We currently enter into bill of exchange discounting transactions that enable us to reduce our balance of outstanding receivables. If we were not able to enter into new independent bill of exchange discounting transactions, our working capital would be negatively impacted.

Over the years, the disk drive industry has experienced numerous consolidations. TDK Corporation controls MPT, a competitive suspension assembly supplier, and our customer SAE Magnetics (which is owned by TDK Corporation), is affiliated with a competitive supplier of suspension assemblies. In December 2011, Seagate Technology, LLC acquired the hard disk drive business of Samsung Electronics Co., Ltd. In March 2012, Western Digital Corporation completed its acquisition of HGST. We believe that consolidation in the disk drive industry has negatively impacted our competitive position and future consolidation could have a similar result.

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

A deterioration of our business could result in further underutilization of our manufacturing capacity and we may need to impair certain assets in the future. In 2009, we recorded non-cash impairment charges of $71,809,000 for the impairment of long-lived assets related to manufacturing equipment in our assembly and component operations. This impairment included the closure of our Sioux Falls, South Dakota facility at the end of June 2009. In 2012, we recorded flood-related costs of $20,360,000 for impairment of damaged facility equipment and fixtures, manufacturing equipment and tooling, inventory write-downs, and Thailand operating and site restoration costs. In 2014, we recorded non-cash impairment charges of $4,470,000 in connection with selling our Eau Claire, Wisconsin assembly building and again in 2015 when we recorded non-cash impairment charges of $1,620,000 related to our Development Center building in Hutchinson, Minnesota that is currently offered for sale.

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

A deterioration of our business could result in further underutilization of our manufacturing capacity and we may need to impair certain assets in the future. In 2009, we recorded non-cash impairment charges of $71,809,000 for the impairment of long-lived assets related to manufacturing equipment in our assembly and component operations. If customer demand for suspension assemblies weakens, or if one or more customers reduce, delay or cancel orders, our business, financial condition and results of operations could be materially adversely affected. Furthermore, we may incur restructuring and asset impairment charges that would reduce our earnings, as we did in 2012, 2014 and 2015.

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

The future success of our optical image stabilization actuator remains uncertain.

We have been developing an OIS actuator for use in a smartphone. This new product is in the early stages and volumes initially will be low. We face significant manufacturing challenges as we ramp our first production line to volume and we may not meet the market’s product requirements, attain our manufacturing goals or achieve our cost targets. Our manufacturing process is capital intensive. We have very limited operating and marketing experience in the smartphone camera market. We do not know whether the product will generate sufficient revenue to offset expenditures related to product development and manufacturing start-up or become profitable. We do not know whether this product will be accepted by the market, the rate at which it will be accepted, if at all, or whether our product will be competitive with existing products already in the market or new technologies that may be introduced in the future. There can be no assurance that our investment in this new product line will not negatively impact our operating results and financial condition.

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

At September 27, 2015, our deferred tax assets included $31,660,000 of unused tax credits, of which $2,907,000 can be carried forward indefinitely and $23,526,000 expire at various dates beginning in 2018, and $5,225,000 of various state tax credits expire at various dates beginning in 2016, including $539,000 that will expire in 2016.

In addition, at September 27, 2015, our deferred tax assets included $197,400,000 of net operating loss (“NOL”) carryforwards that will begin to expire in 2021 if not otherwise used by us. As of September 27, 2015, we had an estimated NOL carryforward of $560,084,000 for United States federal tax return purposes.

A valuation allowance of $239,912,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the deferred tax assets before they expire. Both our unused tax credits and our estimated NOL carryforwards may be used to offset taxable income, if any, generated by us in future years. Our ability to use these deferred tax assets is subject to an annual limitation imposed by certain change of control provisions under Section 382 of the Internal Revenue Code that may be triggered by an aggregate change in the beneficial ownership of our common stock. If we do not generate sufficient profits or the annual limitation under Section 382 is triggered, some or all of our deferred tax assets may expire or we may not be able to use them to offset taxes due in the applicable period.

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

We own four buildings on a site of approximately 163 acres in Hutchinson, Minnesota. The buildings have an aggregate of approximately 790,000 square feet of floor area, 20,000 of which are leased to a third party. This site serves as our corporate headquarters, our center for research and development, and for manufacturing of suspension assemblies and precision components for several industries outside of the disk drive industry. We have consolidated most of our Hutchinson, Minnesota Development Center into our headquarters building, taking advantage of the space made available by moving component manufacturing from Hutchinson to Eau Claire, Wisconsin in 2011, and the Development Center is currently offered for sale or lease. We also lease a 20,000 square foot warehouse and a 7,200 square foot fabrication shop near the Hutchinson site.

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

We believe that our existing facilities will be more than adequate to meet our anticipated requirements for 2016.

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

Following the announcement of the Merger, three actions were filed by purported shareholders of the company. Two of the actions, captioned Ridler v. Hutchinson Technology Incorporated, et al. and Harnik v. Hutchinson Technology Incorporated, et al. were filed in the District Court, First Judicial District, McLeod County, State of Minnesota. Plaintiffs in the Ridler action purport to bring the action as a class action on behalf of the public shareholders of the company, and as a derivative action on behalf of the company as a nominal defendant. Plaintiff in the Harnik action purports to bring the action as a class action on behalf of the public shareholders of the company. Both complaints name as defendants the company, the members of its Board, Parent and Merger Subsidiary. The Harnik complaint also names TDK Corporation. Both complaints generally allege that the Board breached its fiduciary duties to company shareholders in connection with the merger because, among other reasons, the Board failed to fully inform themselves of the market value of the company, the Board failed to exercise valid business judgment, the Board failed to maximize shareholder value, the members of the Board were interested in the transaction, and certain provisions in the merger agreement unfairly preclude a third party from making an offer for the company. The Ridler complaint also alleges claims against the Board for waste and abuse of control, a claim against the Board, Parent and Merger Subsidiary for equitable relief under the Minnesota Business Corporation Act, and a claim against the company, Parent and Merger Subsidiary for aiding and abetting the Board’s alleged breaches of fiduciary duty. In addition to its allegations against the Board, the Harnik complaint alleges that TDK Corporation, Parent and Merger Subsidiary aided and abetted the Board’s alleged breaches of fiduciary duty. Both complaints seek compensatory damages, equitable relief, and injunctive relief, including an order enjoining the closing of the merger. Both complaints also seek an award of plaintiffs’ attorneys’ fees, costs, and disbursements.

The third action, captioned Erickson v. Hutchinson Technology Incorporated, et al., was filed in the United States District Court for the District of Minnesota. Plaintiff in the Erickson action purports to bring the action as a class action on behalf of the public shareholders of the company. The Erickson complaint names the company and its directors as defendants, and alleges that they have violated Sections 14(a) and 20(a), and Rule 14a-9, of the Securities Exchange Act of 1934 by filing a preliminary proxy statement that contains materially incomplete and misleading statements and omissions. The Erickson complaint seeks injunctive relief, including an order enjoining the filing of a definitive proxy statement and the closing of the merger until the alleged deficiencies in the preliminary proxy statement have been corrected; an accounting for damages in an unspecified amount; and an award of plaintiffs’ attorneys’ fees, costs, and disbursements.

We believe that the actions are without merit, and intend to vigorously defend against all claims asserted.

We are a party from time to time to ordinary routine litigation incidental to our business. The outcome of such claims, if any, is not expected to materially affect our current or future financial position, results of operations, liquidity, or cash flows.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $.01 par value, trades on the NASDAQ Global Select Market under the symbol HTCH. For price information regarding our common stock, see Note 11 to the consolidated financial statements contained in Item 15 below. As of December 9, 2015, our common stock was held by 501 shareholders of record.

 Dividends

 We have never paid any cash dividends on our common stock. Further, the Merger Agreement, our revolving credit and security agreement with PNC Bank and the indentures governing our 8.50% Secured Notes and our 10.875% Notes each limits or prohibits our ability to pay dividends. We currently intend to retain all earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by our board of directors.

Performance Graph

Set forth below is a graph comparing, for a period of five fiscal years ended September 27, 2015, the yearly cumulative total shareholder return of the S&P 500 Index and the NYSE Arca Disk Drive Index. The comparison of total shareholder returns assumes that $100 was invested on September 27, 2009, in each of the company, the S&P 500 Index and the NYSE Arca Disk Drive Index, and that dividends were reinvested when and as paid.

	2010	2011	2012	2013	2014	2015
Hutchinson Technology Incorporated	$100.00	$59.17	$51.78	$104.73	$106.51	$41.72
NYSE Arca Disk Drive Index (DDX)	$100.00	$85.65	$100.21	$106.10	$115.28	$81.45
S&P 500 INDEX	$100.00	$98.93	$125.42	$147.28	$172.62	$168.14

Stock Repurchase Program

On February 4, 2008, we announced that our board of directors had approved a share repurchase program authorizing us to spend up to $130,000,000 to repurchase shares of our common stock from time to time in the open market or through privately negotiated transactions. The board of directors terminated the plan on October 9, 2013, at which point $72,368,000 remained available for repurchase. No repurchases had been made since the fiscal year ended September 28, 2008.

Equity Compensation Plan Information

The following table provides information as of September 29, 2015 for compensation plans under which securities may be issued:

Plan Category	Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Securityholders	4,045,316	(1)	$8.18	923,396	(2)

Equity Compensation Plans Not Approved by Securityholders	–		–	49,481	(3)
Total	4,045,313			972,877

(1)	Reflects securities to be issued under our 1996 Incentive Plan, as amended and restated October 10, 2008, and our 2011 Equity Incentive Plan.

(2)	Includes securities available for future issuance under the 2011 Equity Incentive Plan other than upon the exercise of an outstanding option or the vesting of an outstanding restricted stock unit.

(3)	Includes securities available for future issuance under our Non-Employee Directors Equity Plan, through which our non-employee directors can elect to receive some or all of the retainer payments to which they are entitled in the form of shares of our common stock.

Item 6.	Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL DATA

Hutchinson Technology Incorporated and Subsidiaries

(In thousands, except per share data)

	2015	2014	2013	2012	2011
FOR THE YEAR:
Net sales	$252,823	$261,087	$249,596	$248,589	$278,090
Gross profit	30,032	23,901	16,425	3,521	10,351
Percent of net sales	12%	9%	7%	1%	4%
Loss from operations	$(17,328)	$(23,601)	$(24,745)	$(40,127)	$(51,830)
Percent of net sales	(7)%	(9)%	(10)%	(16)%	(19)%
Net loss	$(39,098)	$(40,414)	$(35,076)	$(48,642)	$(55,565)
Percent of net sales	(15)%	(15)%	(14)%	(20)%	(20)%
Capital expenditures	$17,940	$17,283	$18,880	$27,880	$13,506
Research and development expenses	22,100	17,316	14,621	16,474	14,592
Depreciation expenses	31,945	36,205	37,787	38,779	46,941
Cash flow provided (used) by operating activities	18,765	(1,474)	6,085	38,092	(2,538)

AT YEAR END:
Receivables, net	$18,567	$26,865	$24,894	$25,318	$52,062
Inventories	40,148	48,978	44,285	41,432	55,018
Working capital	61,192	33,457	72,211	87,120	121,314
Net property, plant and equipment	134,509	153,169	186,914	202,468	223,134
Total assets	241,512	275,165	306,675	336,288	401,005
Total debt, net and capital leases	131,564	142,472	131,093	136,930	154,840
Total debt and capital leases as a percentage of total capitalization	65%	60%	49%	45%	43%
Shareholders’ equity	$70,875	$94,828	$134,233	$167,830	$206,322
Return on shareholders’ equity	(47)%	(35)%	(23)%	(26)%	(24)%
Number of employees	2,412	2,489	2,436	2,060	2,317
Shares of stock outstanding	33,540	28,102	27,581	23,900	23,387

PER SHARE INFORMATION:
Net loss — basic and diluted	$(1.20)	$(1.44)	$(1.35)	$(2.06)	$(2.38)
Shareholders’ equity (book value)	2.11	3.37	4.87	7.02	8.82
Price range
High	4.50	4.85	6.69	2.64	4.37
Low	1.23	1.96	1.35	1.20	1.99

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The efforts we have been making to reduce our costs, shift more production to our Thailand assembly operation, streamline our U.S. operations and strengthen our overall competitive position have begun to benefit our financial performance. Our relationship and position with Western Digital continues to be very strong, and our business with Seagate has grown since late 2013. Although our suspension assembly shipments decreased to 415 million in 2015, down from 432 million in 2014, we have lessened our net operating losses and increased our cash flow from operations. We expect our business will generate profitability and positive cash flow as our volume grows over the long term.

The following table sets forth our quarterly suspension assembly shipment quantities in millions for the periods indicated:

	2014 by Quarter				2015 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
Suspension assembly shipment quantities	116	102	98	116	122	101	87	105

Our suspension assembly shipments totaled 122 million in the first quarter of 2015, up 5% compared with 116 million in the fourth quarter of 2014. The increase was primarily due to increased participation on customers’ disk drive programs and growth in the suspension assembly market. In the second quarter of 2015, suspension assembly shipments decreased 17% to 101 million. The decrease was primarily due to a seasonal decline and weakness in the personal computing (“PC”) market. In the third quarter of 2015, suspension assembly shipments decreased 14% to 87 million. The decline in shipments resulted from the seasonal slowdown in disk drive demand, weakness in PC demand and inventory reductions in the PC supply chain. In the fourth quarter of 2015, suspension assembly shipments increased to 105 million. Overall demand for suspension assemblies grew in what is typically a seasonally stronger period for disk drive production. Our sales to all of our major disk drive customers increased in the quarter and we also benefited from our market position on suspension assemblies for 2.5-inch disk drives.

We are also making progress with our new business development initiatives, which focus on leveraging our precision manufacturing capabilities and equipment capacity to produce components in markets outside the disk drive industry. In 2015, $10,250,000, or 4% of our revenues were from these activities compared to $6,921,000, or 3% in 2014. In the early stages of this effort, the revenues generated have been somewhat unpredictable quarter to quarter. We continue to explore a range of opportunities.

As part of our new business development efforts, we have been developing an OIS actuator for smartphone cameras. Our OIS actuator, which is based on SMA technology, improves picture and video quality, particularly in low-light conditions, and offers performance and size advantages over current OIS solutions. We are bringing this product to market with Cambridge Mechatronics Ltd., a high technology design and engineering company based in Cambridge, England. Late in 2014, our first SMA OIS production line was installed. The first smartphone incorporating our SMA OIS actuator was introduced in January 2015 for the Taiwan market. It was a low volume offering which allowed us to promote our SMA OIS product and its performance and reliability. On July 30, 2015, we introduced a new SMA OIS actuator that is 70% thinner than our original product and that significantly lowers our capital investment and production costs. We believe this new design has fundamental advantages that bring superior value and capability to the marketplace and that the product is well aligned with the needs of camera module and smartphone manufacturers. During 2014 and 2015, product-related revenue was not material to our consolidated statement of operations and all of the costs of our SMA OIS initiative were classified as research and development expenses.

While we are in the early stages with this product and volumes initially will be low, the smartphone camera market represents a significant growth opportunity for us. More companies are adopting OIS as a feature of their smartphone cameras. Apple and Samsung each introduced a high-end smartphone that uses OIS technology to improve camera performance. These phones use an OIS solution that is different from our SMA OIS but we believe their use of any OIS technology is strong evidence that adoption and growth of OIS is very real. We believe there is growing interest in our solution among smartphone and camera module makers. We are focused on introducing our new offering to the market, earning positions on new smartphone programs, and optimizing our manufacturing processes for the new design.

We are continuing to carefully manage our cost structure and cash position to ensure that we will meet our debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve profitability. In October 2014, we completed a debt offering that provided for the sale of $37,500,000 aggregate principal amount of 8.50% New Convertible Notes). We also completed an exchange of $15,000,000 of our 8.50% Secured Notes for 2,500,000 shares of our common stock and warrants to purchase an additional 2,500,000 shares of our common stock of which 1,250,000 which were exercised in November 2014 and the remaining 1,250,000 were exercised in January 2015. Certain beneficial holders of the 8.50% New Convertible Notes had the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes was escrowed until this put right expired on February 20, 2015. Additionally, we were required to escrow at least $35,000,000 of cash that is restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Notes, plus accrued but unpaid interest thereon. On January 15, 2015, we completed a redemption of the existing $39,822,000 of 8.50% Convertible Notes. To fund this, we used the escrowed $35,000,000 and our existing cash. As a result of the exchange transaction, we recorded a loss on extinguishment of debt of $4,318,000 in our first quarter of 2015. During the first quarter of 2015, we also obtained a $15,000,000 term loan from PNC Bank, National Association (“PNC Bank”). The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015 and continuing through January 1, 2020. See the Liquidity and Capital Resources section below for a full discussion of our cash position, debt and other financing arrangements.

In connection with consolidation of our operations, our development center building in Hutchinson, Minnesota was offered for sale or lease in 2013. During the fourth quarter of 2015, we received new market information that negatively impacted our valuation assumptions regarding our Development Center building. As a result, we evaluated the recoverability of the building based on these circumstances and recorded an impairment charge of $1,620,000 included in the line item “Asset impairment” in our consolidated statement of operations.

Our overall employment level was 2,436 at the end of 2013, 2,489 at the end of 2014, and 2,412 at the end of 2015. The increase in employment from 2013 to 2014 was due to ramping our assembly manufacturing operation in Thailand partially offset by continued consolidation of our U.S. manufacturing operations.

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

The development of next-generation read/write technology and the introduction of new types or configurations of read/write head configurations and sizes, and the continuing improvement in data density and the use of disk drives in consumer electronics and enterprise storage applications will require even finer electrical conductors on the suspension assembly. Next-generation disk drives also will likely require additional electrical conductors. These changes may temporarily increase our development spending and reduce our manufacturing yields and efficiencies. We are investing in developing the process capabilities and related capital equipment required to meet new industry specifications in 2016 and beyond.

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

The following table sets forth our consolidated statements of operations as a percentage of net sales for each period presented.

	Percentage of Net Sales
	2015	2014	2013
Net sales	100%	100%	100%
Cost of sales	88	91	93
Gross profit	12	9	7
Research and development expenses	9	7	6
Selling, general and administrative expenses	9	9	10
Severance and site consolidation expenses	*	1	1
Asset Impairment	1	1	–
Loss from operations	(7)	(9)	(10)
Gain on extinguishment of long-term debt	–	–	2
Other (expense) income, net	*	*	*
Interest expense	(6)	(6)	(6)
Loss on Debt	(2)	*	*
Loss before income taxes	(15)	(15)	(14)
(Benefit) provision for income taxes	*	*	*
Net loss	(15)%	(15)%	(14)%

*	Less than 1%.

2015 Operations to 2014 Operations

Net sales for 2015 were $252,823,000, compared to $261,087,000 for 2014, a decrease of $8,264,000. Suspension assembly sales decreased $9,915,000, primarily as a result of a 4% decrease in suspension assembly unit shipments, partially offset by our average selling price increasing to $0.59 in 2015 from $0.58 in 2014. The increase in our average selling price was due to the mix of products shipped that included more DSA suspension assemblies that carried higher pricing.

Gross profit for 2015 was $30,032,000, compared to $23,901,000 for 2014, an increase of $6,131,000. Gross profit was 12% of net sales in 2015, compared to 9% in 2014. Overall, the 2015 increase in gross profit was primarily due to benefits of the cost reductions achieved through our restructuring and site consolidation actions and improved operating performance, partially offset by decreased net sales.

Research and development expenses for 2015 were $22,100,000, compared to $17,316,000 for 2014, an increase of $4,784,000. The increase was primarily due to higher expenses to support our new business development activity related to the development of SMA OIS actuators for smartphone cameras. The increase was partially offset by the recognition of $1,520,000 of previously deferred income related to a former cost sharing agreement for our SMA OIS actuator. Research and development expenses were 9% of net sales in 2015 and 7% in 2014.

In 2015, we incurred $159,000 of site consolidation expenses, compared to $1,349,000 in 2014. These expenses were primarily due to internal labor and contractors related to the ongoing consolidation of our U.S. operations.

During 2014, we eliminated approximately 130 positions at our Eau Claire, Wisconsin and Hutchinson, Minnesota sites to further reduce costs. This resulted in an estimated $1,377,000 of severance expense in 2014. All severance and benefits amounts owed have been paid in full.

In 2015, we recognized an asset impairment charge of $1,620,000 on our Hutchinson, Minnesota Development Center building, as discussed above. In 2014, we recognized an asset impairment charge of $4,470,000 on our Eau Claire, Wisconsin assembly building and related assets, as discussed above.

Other expense for 2015 included a foreign currency loss of $3,949,000, compared to a foreign currency loss of $2,076,000 for 2014. These were primarily related to purchases and advances denominated in U.S. dollars made by our Thailand operation.

In 2015, we entered into an agreement providing a private exchange of $15,000,000 aggregate principal amount of our 8.50% Secured Notes held by a certain holder for 2,500,000 shares of our common stock and warrants to purchase an additional 2,500,000 shares of our common stock on a cashless basis at an exercise price of $0.01 per share. The fair value of the common stock and warrants was recorded in additional paid-in capital in the amount of $17,388,000. Applying debt extinguishment accounting, we recorded a loss on extinguishment of debt of $4,318,000 in our first quarter of 2015. The loss included $1,232,000 of broker, legal and accounting fees related to the exchange transaction.

The income tax benefit for 2015 was $74,000, compared to the income tax expense of $761,000 in 2014. In 2015, the net benefit of $74,000 is made up of a credit for the refund of previously paid U.S. Federal Alternative Minimum Tax, offset primarily by various foreign withholding and income taxes we incur. In 2014, we recognized an $859,000 benefit due to reserves for certain tax refunds that were released due to the expiration of the applicable statute of limitations.

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

Other expense for 2014 included a foreign currency loss of $2,076,000, compared to a foreign currency loss of $1,372,000 for 2013. These were primarily related to purchases and advances denominated in U.S. dollars made by our Thailand operation.

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

Liquidity and Capital Resources

We continue to incur net losses which have dampened our ability to generate cash from operations. We currently believe that our cash and cash equivalents, restricted cash, short-term investments, cash flow from operations, our credit facility, leasing, bill of exchange transactions, and additional financing, if needed and as available given contractual restrictions, current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, debt service and capital expenditures through 2016. As of September 27, 2015, we had outstanding $63,931,000 aggregate principal amount of our 8.50% Secured Notes and $12,200,000 aggregate principal amount of our 10.875% Notes, and $37,500,000 of our 8.50% New Convertible Notes. Our 8.50% Secured Notes and our 10.875% Notes mature on January 15, 2017 and our 8.50% New Convertible Notes mature on October 31, 2019.

During the first quarter of 2015, we obtained a $15,000,000 term loan from PNC Bank, National Association (“PNC Bank”). The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015 and continuing through January 1, 2020. As of September 27, 2015, we had $13,500,000 outstanding. See below for additional details.

In October 2014, we sold $37,500,000 aggregate principal amount of 8.50% New Convertible Notes. We exchanged $15,000,000 aggregate principal amount of 8.50% Secured Notes for 2,500,000 shares of common stock and warrants to purchase an additional 2,500,000 shares of which 1,250,000 warrants were exercised in November 2014 and the remaining 1,250,000 were exercised in January 2015. On January 15, 2015, we completed a redemption of the existing $39,822,000 of 8.50% Convertible Notes.

The Merger Agreement, our credit agreement with PNC Bank and the indentures governing the 8.50% Secured Notes and the 10.875% Notes each contain certain covenants that, among other things, limit our and our restricted subsidiaries’ ability to: incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens; enter into operating leases; merge, consolidate or sell substantially all of our assets; make capital expenditures; change the nature of our business; and expend the assets or free cash flow of certain subsidiaries. The indentures also limit the amount of our consolidated total assets and free cash flow that can be attributable to subsidiaries that have not guaranteed the 8.50% Secured Notes or, in certain cases, have not pledged their stock to secure the 8.50% Secured Notes.

Subject to applicable contractual limitations, we may from time to time seek to prepay or retire our outstanding debt through cash purchases in open market or privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Our ability to obtain additional financing will depend upon a number of factors, including our future and historical performance and financial results, contractual restrictions and general economic and capital market conditions. We cannot be certain that we will be able to raise additional financing on terms acceptable to us, including covenants that we will be able to comply with in the short term, or at all, if needed. We sold a portion of one of our facilities in the second quarter of 2014 and have a facility in Hutchinson, Minnesota currently offered for sale or lease, which may provide an additional source of cash.

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations, our revolving credit facility with PNC Bank (the “Senior Secured Credit Facility”), leasing, bill of exchange transactions, and additional financing capacity, if available given contractual restrictions, current credit market conditions and our operating performance. Our cash and cash equivalents increased from $37,939,000 at September 28, 2014, to $39,454,000 at September 27, 2015. Our short-term investments remained at $965,000 and are restricted in use. In total, our cash and cash equivalents and short-term investments increased by $1,515,000.

Cash Provided by (Used for) Operating Activities

Cash provided by operating activities in 2015 was $18,765,000, compared to $1,474,000 of cash used for operating activities in 2014. The increase in operating cash flows was primarily due to favorable changes in our working capital primarily due to a decrease in our accounts receivable balance driven by the bill of exchange transactions and a reduction in inventories.

Cash Used for Investing Activities

In 2015, cash used for investing activities was $14,337,000, compared to $4,428,000 of cash used for investing activities in 2014. The cash used in 2015 was primarily due to $17,940,000 of capital expenditures for manufacturing equipment for new process technology and capability improvements and product tooling, partially offset by $3,221,000 of equipment sale/leaseback transactions in the U.S. and Thailand, and other assets and the release of $382,000 of restricted cash that was temporarily held in our Senior Secured Credit Facility collections account. The cash used in 2014, was primarily due to $17,283,000 of capital expenditures for manufacturing equipment for new process technology and capability improvements and product tooling offset by $6,395,000 of equipment sale/leaseback transactions in the U.S. and Thailand, $4,563,000 in proceeds from the sale of a portion of our Eau Claire, Wisconsin facility and the release of $1,662,000 of restricted cash that was temporarily held in our Senior Secured Credit Facility collections account.

As of September 27, 2015, and September 28, 2014, we had $1,677,000 and $2,059,000, respectively, of cash and cash equivalents that were restricted in use. These amounts covered outstanding letters of credit and cash received and temporarily held in our Senior Secured Credit Facility collections account.

Cash (Used for) Provided by Financing Activities

Cash used for financing activities in 2015, was $3,829,000, compared to $3,873,000 of cash provided by financing activities in 2014. The cash used in 2015, was primarily due to the redemption of the existing $39,822,000 aggregate principal amount of 8.50% Convertible Notes, $9,533,000 in repayments of our Senior Secured Credit Facility, $3,175,000 of debt refinancing costs, $2,382,000 of capital lease payments and $1,500,000 in repayments of our term loan, offset by $37,500,000 in proceeds from the private placement of our 8.50% New Convertible Notes and $15,000,000 in proceeds from the PNC term loan. The cash provided in 2014, was primarily due to a $5,553,000 increase in borrowings from our Senior Secured Credit Facility, partially offset by $1,739,000 of capital lease payments.

Bill of Exchange Transactions

During 2015, we entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Hongkong and Shanghai Banking Corporation Limited, Bangkok Branch (“HSBC”), under which our Thai subsidiary sold, without recourse, an aggregate of $105,476,000 of its accounts receivable to HSBC and was paid 95% of the face value of the receivable, less interest expense of LIBOR plus 1.75%. Upon full payment of the receivable by its customer to HSBC, our Thai subsidiary receives from HSBC the 5% remainder due on the receivable. As of September 27, 2015, there remained $1,228,000 to be paid to our Thai subsidiary from HSBC, all of which was included within the line item “Other receivables” on our consolidated balance sheets.

Late in 2015, we also entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Bank of America, N.A., Bangkok Branch (“Bank of America”), under which our Thai subsidiary can sell, without recourse, approximately 90% of its accounts receivable to Bank of America and be paid the full face value of that accounts receivable sold, less interest expense of LIBOR plus 1.50%. The approximately 10% remainder due on the receivable is included in our trade receivables balance until paid.. During 2015, our Thai Subsidiary sold $19,665,000 of its accounts receivable to Bank of America which has been paid in full.

Outstanding Indebtedness

Senior Secured Credit Facility - We are party to a revolving credit and security agreement with PNC Bank dated as of September 15, 2011, as amended from time to time (the “Credit Agreement”). On September 22, 2014, we amended the Credit Agreement to reduce the maximum principal amount of the Senior Secured Credit Facility from $35,000,000 to $20,000,000, extend the maturity date of the Senior Secured Credit Facility from October 1, 2014 to December 1, 2016, reduce the cash balance we are required to maintain in an account at PNC Bank from $15,000,000 to $2,500,000, and modify the fixed charge coverage covenant by eliminating the requirement for the four fiscal quarters ended September 28, 2014 and changing the measurement periods thereafter for the fixed charge coverage covenant by excluding from such measurement periods all fiscal quarters ended on or prior to September 28, 2014.

The Credit Facility, as amended, also required us to maintain cash on our balance sheet, including restricted cash, during the period from December 1, 2014 through January 16, 2015 (the day after the 2015 put date for our 8.50% Convertible Notes) and during the period from December 1, 2015 through January 16, 2016 (the day after the 2016 put date for our 8.50% Convertible Notes) in an amount not less than the aggregate principal amount of our 8.50% Convertible Notes then outstanding, and to establish a reserve against our borrowing base during each such period in the same amount. The Credit Agreement, as amended, permitted us to redeem, repurchase or repay our 8.50% Convertible Notes in whole or in part at any time as long as, after giving effect to such redemption, repurchase or repayment, no default or event of default exists under the credit agreement and we have liquidity of not less than $20,000,000, and permitted us to incur additional unsecured debt at any time prior to January 15, 2016 in an amount not to exceed the aggregate principal amount of our 8.50% Convertible Notes then outstanding as long as certain conditions are satisfied, including a requirement that, by the next put date for our 8.50% Convertible Notes, we reduce the aggregate principal balance of our 8.50% Convertible Notes by an amount equal to the principal amount of such additional unsecured debt then outstanding. We fully redeemed all outstanding 8.50% Convertible Notes on January 15, 2015.

In April 2015, we further amended the Credit Agreement to maintain compliance with a preexisting financial covenant. This amendment modified the fixed charge coverage covenant under our credit agreement to eliminate the requirement for our quarters ended March 29, 2015, June 28, 2015 and September 27, 2015 and to change the measurement periods starting with our quarter ending December 27, 2015 by excluding from such measurement periods all quarters ended before September 27, 2015, and implemented an additional earnings before interest, taxes, and depreciation and amortization (“EBITDA”) covenant for our quarters ended March 29, 2015, June 28, 2015 and September 27, 2015.

Subsequent to our 2015 year end, on December 10, 2015, we entered into a ninth amendment to our Credit Agreement with PNC Bank. The amendment modifies the Credit Agreement to defer application of the fixed charge coverage covenant until December 25, 2016, impose a minimum EBITDA requirement for the remaining term of the Senior Secured Credit Facility, and add a new minimum liquidity requirement.

From time to time, we borrow funds under the Senior Secured Credit Facility. As of September 27, 2015, we had no outstanding borrowings. Our average outstanding balance in 2015 was $743,000. Amounts borrowed under the Senior Secured Credit Facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the Credit Agreement.

If we are unable to generate sufficient operating results in future quarters, we may not be able to comply with financial covenants in the Credit Agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period. As of September 27, 2015, we were in compliance with the covenants set forth in the Credit Agreement.

October 2014 Financing Transactions - On October 23, 2014, we issued $37,500,000 aggregate principal amount of 8.50% New Convertible Notes. The 8.50% New Convertible Notes bear interest at a rate of 8.50% per annum, payable semi-annually in arrears on April 30 and October 31 of each year, beginning April 30, 2015. The 8.50% New Convertible Notes are scheduled to mature on October 31, 2019. Each $1,000 principal amount of the 8.50% New Convertible Notes is convertible into 266.6667 shares of our common stock (which is equal to an initial conversion price of approximately $3.75 per share), subject to adjustment under certain circumstances. The 8.50% New Convertible Notes rank pari passu in right of payment with all existing and future senior indebtedness of the company. Certain beneficial holders of the 8.50% New Convertible Notes had the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes was escrowed until the put right expired on February 20, 2015. Additionally, we were required to escrow at least $35,000,000 of cash that is restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Notes, plus accrued but unpaid interest thereon. On January 15, 2015, we completed a redemption of the existing $39,822,000 of 8.50% Convertible Notes that could have been put to us in January 2015. To fund this, we used the escrowed $35,000,000 and cash on hand.

On October 23, 2014, we exchanged $15,000,000 aggregate principal amount of 8.50% Secured Notes for 2,500,000 shares and warrants to purchase an additional 2,500,000 shares, exercisable on a cashless basis at a price of $0.01 per share. On November 25, 2014, 1,250,000 warrants were exercised, resulting in the issuance of 1,246,493 shares of common stock. On January 15, 2015, the remaining 1,250,000 warrants were exercised, which resulted in the issuance of 1,246,428 shares of common stock. No warrants remain outstanding. Applying debt extinguishment accounting, we recorded a loss on extinguishment of debt of $4,318,000 in our first quarter of 2015. The loss included $1,232,000 of broker, legal, and accounting fees related to the exchange transaction.

To accommodate the October 2014 debt transactions described above, on October 20, 2014, we entered into supplemental indentures governing our 8.50% Secured Notes and 10.875% Secured Notes and amended with the Credit Agreement to reflect PNC Bank’s consent to the transactions discussed above.

PNC Term Loan – On December 23, 2014, we amended the Credit Agreement to establish a $15,000,000 term loan with PNC. The covenants in the Credit Agreement also apply to this term loan. The amount borrowed under the term loan may consist of domestic rate loans, with a per annum interest rate equal to PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 2.50%, or LIBOR rate loans, with a per annum interest rate equal to 3.50% plus the greater of the LIBOR rate (as defined in the Credit Agreement) or 1.00%, or a combination thereof. As a result, our interest rate for the term loan has been 4.5%. The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015 and continuing through January 1, 2020. In the event that the Credit Agreement is not extended beyond December 1, 2016, the balance due on the term loan will also become due on December 1, 2016. Once repaid, amounts borrowed under the term loan may not be reborrowed. As of September 27, 2015, we had $13,500,000 outstanding.

Capital Leases – As of September 27, 2015, we had remaining capital lease payment obligations of $6,408,000.

Contractual Obligations

The following table presents our contractual obligations at September 27, 2015 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Total debt	$127,131	$2,250	$81,381	$5,250	$38,250
Credit facility	–	–	–	–	–
Interest expense	25,037	10,921	11,167	2,781	169
Capital leases	6,408	2,276	3,569	563	–
Operating leases	1,782	922	787	73	–
Total	$160,358	$16,369	$96,904	$8,667	$38,419

As of September 27, 2015, the liability balance for uncertain tax positions was $6,218,000. We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

We currently have outstanding $63,931,000 aggregate principal amount of our 8.50% Secured Notes, $12,200,000 aggregate principal amount of our 10.875% Notes, $37,500,000 of our 8.50% New Convertible Notes and $13,500,000 of our term loan from PNC Bank. Our 8.50% Secured Notes and our 10.875% Notes mature on January 15, 2017 and our 8.50% New Convertible Notes mature on October 31, 2019. The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015 and continuing through January 1, 2020.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 27, 2015, and September 28, 2014, we had valuation allowances of $239,912,000 and $227,219,000, respectively. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance was appropriate. Accordingly, we concluded that a full valuation allowance is appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements contained in Item 15 below for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We have no earnings or cash flow exposure due to market risk on our debt obligations that are subject to fixed interest rates. Interest rate changes, however, would affect the fair market value of this fixed rate debt. At September 27, 2015, we had fixed rate debt of $113,631,000, with a fair market value of $109,387,000. We used trading activity to determine the fair market value of the 8.50% Convertible Notes and the 8.50% Secured Notes. The 10.875% Notes had no trading activity, therefore the estimate was based on the closing market price of comparable debt as of the end of the fiscal year.

As of September 27, 2015 we had no outstanding borrowings under our Senior Secured Credit Facility. Such borrowings, if any, are eligible to bear cash interest at a reduced rate equal to either (i) PNC Bank’s alternate base rate plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the Credit Agreement.

The amount borrowed under the term loan may consist of domestic rate loans, with a per annum interest rate equal to PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 2.50%, or LIBOR rate loans, with a per annum interest rate equal to 3.50% plus the greater of the LIBOR rate (as defined in the Credit Agreement) or 1.00%, or a combination thereof. As a result, our interest rate for the term loan has been 4.5%.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 27, 2015.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of September 27, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that criteria, our management concluded that our internal control over financial reporting was effective as of September 27, 2015.

Our consolidated financial statements as of and for the year ended September 27, 2015, have been audited by Deloitte & Touche LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Deloitte & Touche LLP has also audited our internal control over financial reporting as of September 27, 2015, as stated in its attestation report included in this Annual Report on Form 10-K.

December 11, 2015

/s/ Richard J. Penn
President and Chief Executive Officer

/s/ David P. Radloff
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hutchinson Technology Incorporated

Hutchinson, Minnesota:

We have audited the internal control over financial reporting of Hutchinson Technology Incorporated and subsidiaries (the “Company”) as of September 27, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 27, 2015 of the Company and our report dated December 11, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
December 11, 2015

PART III

Certain information required by Part III will be incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2015 (the “Proxy Statement”), which we expect to file with the SEC pursuant to Regulation 14A within 120 days after September 27, 2015. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated into this item by reference is the information appearing under the headings “Proposal No. 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Our executive officers are as follows:

Name	Age	Position
Richard J. Penn	59	President, Chief Executive Officer and Director
David P. Radloff	56	Vice President and Chief Financial Officer
Connie L. Pautz	57	Vice President of Human Resources & Corporate Communications
Dale M. Ruzicka	55	Vice President of Operations
D. Mark Jelkin	53	Vice President of Engineering

Mr. Penn became President and Chief Executive Officer in October 2012. Previously, he had served as Senior Vice President and President of the Disk Drive Components Division since March 2011. He was Senior Vice President and President of the BioMeasurement Division from April 2007 to March 2011, Senior Vice President and President of the Disk Drive Components Division from 2005 to April 2007, and Vice President of Operations from 2003 to 2005. Mr. Penn has been with our company since 1981.

Mr. Radloff became Vice President and Chief Financial Officer in September 2010. Previously, he had served as Corporate Controller since January 2009. He served as Vice President of Corporate Finance from December 2007 to January 2009 and as Chief Information Officer from February 2000 to January 2009. He has been with our company since 1986.

Ms. Pautz became Vice President of Human Resources & Corporate Communications in December 2009. Previously, she had served as Human Resources Director since January 2009. She served as Corporate Communications Director from March 2001 to December 2009. She has been with our company since 1984.

Mr. Ruzicka became Vice President of Operations in December 2012. Previously, he had served as plant manager since May 2008. He served as Director of Manufacturing Strategy from 2006 to May 2008 and Director of Asian Operations from 2000 to 2006. He has been with our company since 1982.

Mr. Jelkin became Vice President of Engineering in June 2014. Previously, he had served as Director of Engineering and Program Development since 2006. He has been with our company since 1988.

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

Consolidated Statements of Operations for the fiscal years ended September 27, 2015, September 28, 2014 and September 29, 2013

Consolidated Statements of Comprehensive Loss for the fiscal years ended September 27, 2015, September 28, 2014 and September 29, 2013

Consolidated Balance Sheets as of September 27, 2015 and September 28, 2014

Consolidated Statements of Cash Flows for the fiscal years ended September 27, 2015, September 28, 2014 and September 29, 2013

Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 27, 2015, September 28, 2014 and September 29, 2013

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

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended 12/29/2002; File No. 0-14709).

3.2	Restated By-Laws, as amended December 16, 2013 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed 12/18/2013).

4.1	Instruments defining the rights of security holders. The registrant agrees to furnish to the SEC upon request copies of instruments with respect to long-term debt.

4.2	Rights Agreement dated as of July 29, 2010, with Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A filed 7/30/2010); First Amendment to Rights Agreement dated as of May 6, 2011, with Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 2 to Registration Statement on Form 8-A/A filed 5/6/2011); Second Amendment to Rights Agreement, dated February 24, 2012, with Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 3 to Registration Statement on Form 8-A/A filed 2/24/2012); Third Amendment to Rights Agreement, dated March 27, 2102, with Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4 to Registration Statement on Form 8-A/A filed 3/27/2012); Fourth Amendment to Rights Agreement dated as of October 20, 2014, with Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 5 to Registration Statement on Form 8-A/A filed 10/20/2014).

Exhibit No.	Description
4.3	Indenture, dated February 11, 2011, with Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 2/11/2011); First Supplemental Indenture, dated June 17, 2011 (incorporated by reference to Exhibit 4.8 to Amendment No. 3 to Registration Statement on Form S-4; File No. 333-173970).

4.4	Form of 8.50% Convertible Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed 2/11/2011).

4.5	Intercreditor Agreement, dated March 30, 2012, by and between PNC Bank, National Association, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed 4/2/2012); First Amendment to Intercreditor Agreement, dated January 22, 2013 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed 1/28/2013).

4.6	8.50% Senior Secured Second Lien Note Indenture, dated March 30, 2012, with Wells Fargo Bank, National Association, as Trustee (including form of 8.50% Senior Secured Second Lien Note due 2017) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 4/2/2012); First Supplemental Indenture, dated January 22, 2013 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed 1/28/2013); Second Supplemental Indenture, dated October 20, 2014 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed 10/23/2014).

4.7	Form of Warrant (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed 4/2/2012).

4.8	10.875% Senior Secured Second Lien Note Indenture, dated January 22, 2013, with Wells Fargo Bank, National Association, as trustee (including form of 10.875% Senior Secured Second Lien Note due 2017) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 1/28/2013); First Supplemental Indenture, dated October 20, 2014 (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K file 10/23/2014).

4.9	Intercreditor Agreement, dated January 22, 2013, between Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed 1/28/2013).

4.10	Senior Indenture, dated October 20, 2014, with U.S. Bank National Association, as trustee (including form of 8.50% Convertible Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 10/23/2014); First Supplemental Indenture, dated October 20, 2014 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K file 10/23/2014).

4.11	Common Stock Warrant issued October 23, 2014 (incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K file 10/23/2014).

10.1	Office/Warehouse Lease with OPUS Corporation, dated December 29, 1995 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended 3/24/96; File No. 0-14709), First Amendment to Office/Warehouse Lease dated April 30, 1996 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended 6/23/96; File No. 0-14709); and Second Amendment to Office/Warehouse Lease with VV Minneapolis, L.P., as successor-in-interest to OPUS Corporation, dated April 14, 2004 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended 9/25/2005; File No. 0-14709).

10.2	Patent License Agreement, effective as of September 1, 1994, with International Business Machines Corporation (incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q/A for the quarter ended 6/25/95; File No. 0-14709).

10.3*	Amended and Restated 1996 Incentive Plan (as amended and restated October 10, 2008) (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008; File No. 0-14709).

10.4*	Form of Non-Statutory Stock Option Agreement (Employee) under Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008; File No. 0-14709).

10.5*	Form of Incentive Stock Option Agreement (Employee) under Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008; File No. 0-14709).

10.6*	Form of Non-Statutory Stock Option Agreement (Director) under Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended 9/28/2008; File No. 0-14709).

Exhibit No.	Description
10.7*	Form of Restricted Stock Agreement (Director) under Amended and Restated 1996 Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed 12/7/2004; File No. 0-14709).

10.8*	Non-Employee Directors Equity Plan (as amended and restated January 25, 2012) (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended 9/30/2012).

10.9*	Form of Severance and Change in Control Agreement for Senior Executives (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Current Report on Form 8-K/A filed 10/14/2010).

10.10*	Severance Pay Plan (as amended and restated March 8, 2011) (incorporated by reference to Exhibit 10.1 to Amendment No. 1 on Form 10-Q/A for the quarter ended 3/27/2011).

10.11*	Employee Stock Purchase Plan (as amended and restated January 20, 2011) (incorporated by reference to Appendix B to Definitive Proxy Statement on Schedule 14A filed 12/10/2010).

10.12*	2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended 12/26/2010).

10.13*	Form of Director Stock Option Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended 12/26/2010).

10.14*	Form of Employee Non-Statutory Stock Option Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended 9/25/2011).

10.15*	Form of Employee Incentive Stock Option Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended 9/25/2011).

10.16*	Form of Employee Restricted Stock Unit Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended 9/25/2011).

10.17*	Form of Senior Management Restricted Stock Unit Agreement under 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended 9/25/2011).

10.18*	Description of Fiscal Year 2015 Executive Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 10/14/2015).

10.19	Revolving Credit and Security Agreement with PNC Bank, National Association, dated September 16, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 9/21/2011); Consent and Amendment No. 1 to Revolving Credit and Security Agreement, dated February 6, 2012 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S-1, filed 2/27/2012; File No. 333-179384); Amendment to Consent and Amendment No. 1 to Revolving Credit and Security Agreement, dated March 28, 2012 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed 4/2/2012); Amendment No. 2 to Revolving Credit and Security Agreement, dated July 23, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 7/26/2012); Consent and Amendment No. 3 to Revolving Credit and Security Agreement, dated January 22, 2013 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed 1/28/2013); Waiver and Amendment No. 4 to Revolving Credit and Security Agreement, dated as of October 28, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 10/31/2013); Amendment No. 5 to Revolving Credit and Security Agreement, dated September 22, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 9/25/2014); Amendment No. 6 to Revolving Credit and Security Agreement, dated October 20, 2014 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed 10/23/2014); Amendment No. 7 to Revolving Credit and Security Agreement, dated December 23, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 12/24/2014); Amendment No. 8 to Revolving Credit and Security Agreement, dated April 30, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 4/30/2015).

10.20	Securities Purchase Agreement, dated March 28, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 4/2/2012).

10.21	Securities Purchase Agreement, dated October 20, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 10/23/2014).

Exhibit No.	Description
10.22	Exchange Agreement with Liberty Harbor Master Fund I, L.P. dated October 20, 2014 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended 12/28/2014).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Annual Report on form 10-K for the fiscal year ended September 28, 2014).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

101	The following financial statements and footnotes from the Annual Report on Form 10-K for the fiscal year ended September 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 11, 2015.

HUTCHINSON TECHNOLOGY INCORPORATED

By	/s/ Richard J. Penn
Richard J. Penn,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 11, 2015.

/s/ Richard J. Penn	/s/ David P. Radloff
Richard J. Penn,	David P. Radloff,
President and Chief Executive Officer	Vice President and Chief Financial Officer
(Principal Executive Officer) and Director	(Principal Financial Officer and Principal Accounting Officer)

*	*
Martha Goldberg Aronson, Director	Frank P. Russomanno, Director

*	*
Wayne M. Fortun, Director	Philip E. Soran, Director

*	*
Russell Huffer, Director	Thomas R. VerHage, Director

*	Richard J. Penn, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ Richard J. Penn
Richard J. Penn,
Attorney-in-Fact

CONSOLIDATED STATEMENTS OF OPERATIONS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 27, 2015	September 28, 2014	September 29, 2013
	(In thousands, except per share data)
Net sales	$252,823	$261,087	$249,596
Cost of sales	222,791	237,186	233,171
Gross profit	30,032	23,901	16,425
Research and development expenses	22,100	17,316	14,621
Selling, general and administrative expenses	23,481	22,990	23,676
Severance and site consolidation expenses (Note 1)	159	2,726	2,873
Asset impairment (Note 1)	1,620	4,470	–
Loss from operations	(17,328)	(23,601)	(24,745)
Other expense, net	(3,538)	(1,738)	(550)
(Loss) gain on extinguishment of long-term debt (Note 2)	(4,318)	–	4,986
Interest income	40	73	98
Interest expense, including non-cash accretion of $1,963, $3,343 and $3,335	(14,028)	(15,909)	(15,121)
Gain on short- and long-term investments	–	–	272
Loss before income taxes	(39,172)	(41,175)	(35,060)
(Benefit) provision for income taxes	(74)	(761)	16
Net loss	$(39,098)	$(40,414)	$(35,076)
Basic loss per share	$(1.20)	$(1.44)	$(1.35)
Diluted loss per share	$(1.20)	$(1.44)	$(1.35)
Weighted-average common shares outstanding	32,711	27,993	25,981
Weighted-average diluted shares outstanding	32,711	27,993	25,981

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 27, 2015	September 28, 2014	September 29, 2013
		(In thousands)

Net loss	$(39,098)	$(40,414)	$(35,076)
Other comprehensive loss:
Foreign currency translation, net of income taxes of $0	(3,766)	(395)	(19)
Other comprehensive loss	(3,766)	(395)	(19)
Comprehensive loss	$(42,864)	$(40,809)	$(35,095)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Hutchinson Technology Incorporated and Subsidiaries

	September 27, 2015	September 28, 2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$39,454	$37,939
Short-term investments restricted (Note 1)	965	965
Trade receivables, net	15,860	23,971
Other receivables	2,707	2,894
Inventories	40,148	48,978
Other current assets	3,588	4,323
Total current assets	102,722	119,070

Property, plant and equipment:
Land, buildings and improvements	195,008	205,765
Equipment	638,682	639,251
Property under capital lease	11,564	9,770
Construction in progress	3,626	6,106
Less: Accumulated depreciation	(714,371)	(707,723)
Net property, plant and equipment	134,509	153,169
Other assets	4,281	2,926
Total assets	$241,512	$275,165
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt, net of discount (Note 2)	$3,000	$48,731
Current portion of capital lease obligation	2,188	2,109
Accounts payable	19,877	19,055
Accrued compensation	9,388	9,312
Accrued expenses and other	4,239	3,973
Accrued interest	2,838	2,433
Total current liabilities	41,530	85,613

Long-term debt, net of discount (Note 2)	122,156	87,168
Capital lease obligation	4,220	4,464
Other long-term liabilities	2,731	3,092
Commitments and contingencies (Notes 2, 5 and 6)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 33,540,000 and 28,102,000 issued and outstanding	335	281
Additional paid-in capital	452,165	433,308
Accumulated other comprehensive loss	(4,309)	(543)
Accumulated loss	(377,316)	(338,218)
Total shareholders’ equity	70,875	94,828
Total liabilities and shareholders’ equity	$241,512	$275,165

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Hutchinson Technology Incorporated and Subsidiaries

	Fiscal Years Ended
	September 27, 2015	September 28, 2014	September 29, 2013
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(39,098)	$(40,414)	$(35,076)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	31,945	37,204	38,891
Stock-based compensation	1,415	1,345	1,140
Gain on short- and long-term investments	–	–	(272)
Loss (gain) on disposal of assets	63	(57)	98
Asset impairment charge (Note 1)	1,620	4,470	–
Non-cash interest expense	1,963	3,343	3,335
Loss (gain) on extinguishment of debt (Note 2)	4,318	–	(4,986)
Severance and site consolidation expenses (Note 1)	(27)	27	–
Changes in operating assets and liabilities (Note 7)	16,566	(7,392)	2,955
Cash provided by (used for) operating activities	18,765	(1,474)	6,085

INVESTING ACTIVITIES:
Capital expenditures	(17,940)	(17,283)	(18,880)
Proceeds from sale/leaseback of equipment	3,221	6,395	5,025
Proceeds from the sale of building and other assets	–	4,563	–
Change in restricted cash	382	1,662	1,698
Purchases of marketable securities	(1,930)	(2,395)	(1,200)
Sales/maturities of marketable securities	1,930	2,630	1,472
Cash used for investing activities	(14,337)	(4,428)	(11,885)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	83	59	358
Repayments of capital lease	(2,382)	(1,739)	(783)
Repayments of revolving credit line	(127,773)	(189,389)	(237,525)
Proceeds from revolving credit line and loan	118,240	194,942	241,505
Repayments of debt (Note 2)	(41,322)	–	(23,470)
Proceeds from private placement of debt (Note 2)	37,500	–	11,590
Proceeds from term loan	15,000	–	–
Debt refinancing costs (Note 2)	(3,175)	–	(359)
Cash (used for) provided by financing activities	(3,829)	3,873	(8,684)
Effect of exchange rate changes on cash	916	565	234
Net increase (decrease) in cash and cash equivalents	1,515	(1,464)	(14,250)
Cash and cash equivalents at beginning of year	37,939	39,403	53,653
Cash and cash equivalents at end of year	$39,454	$37,939	$39,403

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Hutchinson Technology Incorporated and Subsidiaries

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Loss	Equity
	(In thousands)
Balance, September 30, 2012	23,900	$239	$430,448	$(129)	$(262,728)	$167,830
Exercise of stock options	107	1	321	–	–	322
Exercise of warrants	3,409	–	–	–	–	–
Issuance of common stock	165	36	26	–	–	62
Stock-based compensation (Note 5)	–	–	1,114	–	–	1,114
Components of comprehensive loss:
Foreign currency translation, net of income taxes of $0	–	–	–	(19)	–	(19)
Net loss	–	–	–	–	(35,076)	(35,076)

Balance, September 29, 2013	27,581	$276	$431,909	$(148)	$(297,804)	$134,233
Exercise of stock options	45	–	54	–	–	54
Issuance of common stock	476	5	108	–	–	113
Stock-based compensation (Note 5)	–	–	1,237	–	–	1,237
Components of comprehensive loss:
Foreign currency translation, net of income taxes of $0	–	–	–	(395)	–	(395)
Net loss	–	–	–	–	(40,414)	(40,414)

Balance, September 28, 2014	28,102	$281	$433,308	$(543)	$(338,218)	$94,828
Exercise of stock options	–	–	7	–	–	7
Exercise of warrants	2,493	25	–	–	–	25
Issuance of common stock	445	4	17	–	–	21
Stock-based compensation (Note 5)	–	–	1,445	–	–	1,445
Common stock and equity component of debt exchange	2,500	25	17,388	–	–	17,413
Components of comprehensive loss:
Foreign currency translation, net of income taxes of $0	–	–	–	(3,766)	–	(3,766)
Net loss	–	–	–	–	(39,098)	(39,098)

Balance, September 27, 2015	33,540	$335	$452,165	$(4,309)	$(377,316)	$70,875

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

Our business is comprised of a single operating and reportable segment. Our chief operating decision maker assesses financial performance of our company as a whole.

Entry into Merger Agreement

On November 1, 2015, subsequent to our 2015 year end, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Headway Technologies, Inc. (“Parent”) and Hydra Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Subsidiary”). Pursuant to the Merger Agreement, Merger Subsidiary will merge with and into our company and our company will continue as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”). Parent and Merger Subsidiary are each beneficially owned by TDK Corporation, a Japanese electronics company (“TDK”).

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our capital stock (other than shares held (1) by Parent or Merger Subsidiary or any direct or indirect subsidiary of our company or Parent, and (2) by shareholders who have perfected and not withdrawn a demand for dissenters’ rights or who have not otherwise lost dissenters’ rights under Minnesota law with respect to such shares), will be cancelled and extinguished and automatically converted into the right to receive:

•	$3.62 in cash, without interest, plus

•	up to $0.38 in cash, without interest (the “Additional Consideration”).

The Additional Consideration will be determined prior to consummation of the Merger and will be an amount equal to approximately $0.01 per share for each $500,000 of our Net Cash (as defined in the Merger Agreement) over $17,500,000 as of a fiscal period end within 45 days prior to the consummation of the Merger. We cannot predict the amount of Additional Consideration, if any, that will be payable to shareholders. As of September 27, 2015, our Net Cash position was $41,900,000.

Each party’s obligation to consummate the Merger is subject to satisfaction or waiver of a number of conditions set forth in the Merger Agreement.

Principles of Consolidation

The consolidated financial statements include the accounts of Hutchinson Technology Incorporated and its subsidiaries (“we,” “our,” “us” and the “company”), all of which are wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

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

Fiscal Year

Our fiscal year is a fifty-two/fifty-three week period ending on the last Sunday in September. The fiscal years ended September 27, 2015, September 28, 2014, and September 29, 2013, were fifty-two week periods.

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

We also enter into arrangements with customers that provide us with reimbursement for engineering services and specific program capacity to partially offset the costs of our investment. We recognize the associated revenue over the estimated life of the program to which the services and capacity relate. The deferred revenue related to these reimbursements, as recorded on our consolidated balance sheets as of September 27, 2015, and September 28, 2014, was $940,000 and $1,135,000, respectively, included in the line item “Accrued expenses and other” and $1,649,000 and $1,891,000, respectively, included in the line item “Other long-term liabilities.”

Cash and Cash Equivalents

Cash equivalents consist of all highly liquid investments with original maturities of three months or less.

The cash and cash equivalents that were restricted in use, as recorded on our consolidated balance sheets as of September 27, 2015, and September 28, 2014, was $1,677,000 and $2,059,000, respectively included in the line item “Other current assets”. As of September 27, 2015, and September 28, 2014, these amounts covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account.

The revolving credit and security agreement between us and PNC Bank, National Association’s (“PNC Bank”), as amended, requires that we maintain a $2,500,000 compensating balance to draw proceeds on the corresponding credit facility. The $2,500,000 balance is maintained under the credit agreement to assure future credit availability.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

A summary of our investments as of September 27, 2015, and September 28, 2014, is as follows:

	September 27, 2015
		Gross Realized		Gross Unrealized
	Cost Basis	Gains	Losses	Gains	Losses	Recorded Basis
Available-for-sale securities
Short-term investments restricted
U.S. government debt securities	$965	$–	$–	$–	$–	$965

	September 28, 2014
		Gross Realized		Gross Unrealized
	Cost Basis	Gains	Losses	Gains	Losses	Recorded Basis
Available-for-sale securities
Short-term investments restricted
U.S. government debt securities	$965	$–	$–	$–	$–	$965

As of September 27, 2015, and September 28, 2014, our short-term investments mature within one year.

As of September 27, 2015, and September 28, 2014, we had $965,000 and $965,000, respectively, of short-term investments that were restricted in use. The amounts are required by the State of Minnesota to be held as security for our self-insured workers compensation programs.

Trade Receivables

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $15,860,000 at September 27, 2015, and $23,971,000 at September 28, 2014, are net of allowances for sales returns of $623,000 and $497,000, respectively.

During 2015, we entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Hongkong and Shanghai Banking Corporation Limited, Bangkok Branch (“HSBC”), under which our Thai subsidiary, Hutchinson Technology Operations (Thailand) Co. Ltd., sold, without recourse, an aggregate of $105,476,000 of its accounts receivable to HSBC and was paid 95% of the face value of the accounts receivable, less interest expense of LIBOR plus 1.75%. Upon full payment of the receivable by its customer to HSBC, our Thai subsidiary receives from HSBC the 5% remainder due on the receivable. The balance remaining to be paid to our Thai subsidiary from HSBC, as recorded on our consolidated balance sheets as of September 27, 2015, and September 28, 2014, was $1,228,000 and $1,777,000, respectively, included within the line item “Other receivables” on our consolidated balance sheet.

Late in 2015, we also entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Bank of America, N.A., Bangkok Branch (“Bank of America”), under which our Thai subsidiary can sell, without recourse, approximately 90% of its accounts receivable to Bank of America and be paid the full face value of that accounts receivable sold, less interest expense of LIBOR plus 1.50%. The approximately 10% remainder due on the receivable is included in our trade receivables balance until paid. During 2015, our Thai Subsidiary sold $19,665,000 of its accounts receivable to Bank of America which has been paid in full.

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

Fiscal Year	Beginning Balance	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	Ending Balance
2015	$497	$3,845	$(3,719)	$623
2014	$656	$1,968	$(2,127)	$497

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at September 27, 2015, and September 28, 2014:

	2015	2014
Raw materials	$19,236	$21,376
Work in process	9,537	11,860
Finished goods	11,375	15,742
	$40,148	$48,978

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

Property under capital lease is comprised of equipment used in our operations. The related depreciation for capital leases is included in depreciation expense. The carrying value of property under capital lease was $11,564,000 at September 27, 2015, net of accumulated depreciation of $3,842,000.

Estimated useful lives for financial reporting purposes are as follows:

Buildings	25 to 35 years
Leasehold improvements	5 to 10 years
Equipment	1 to 15 years
Capital leases	1 to 15 years

Other Comprehensive Loss

The components of accumulated OCI, net of income taxes, were as follows:

	September 27, 2015	September 28, 2014
Foreign currency translation	$(4,309)	$(543)

Our Thailand operation uses their local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of accumulated OCI. Foreign currency translation, net of income taxes of $0, was a $3,766,000 loss in 2015, a $395,000 loss in 2014 and a $19,000 loss in 2013.

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other expense, net” in the consolidated statements of operations. We recognized a foreign currency loss of $3,949,000 in 2015, a loss of $2,076,000 in 2014 and a loss of $1,372,000 in 2013 primarily related to purchases denominated in U.S. dollars made by our Thailand operation.

Engineering and Process Development

Our engineers and technicians are responsible for the implementation of new technologies, as well as process and product development and improvements. Expenditures related to these activities totaled $54,622,000 in 2015, $47,397,000 in 2014 and $39,657,000 in 2013. Of these amounts, $22,100,000 in 2015, $17,316,000 in 2014 and $14,621,000 in 2013 were classified as research and development expenses, with the remainder relating to quality, engineering and manufacturing support, classified as cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Severance and Site Consolidation Expenses

A summary of our severance and site consolidation expenses as of September 27, 2015, is as follows:

	Severance and Benefits	Site Consolidation Expenses	Total
Accrual balances, September 30, 2012	$–	$–	$–
Restructuring charges	1,212	1,661	2,873
Cash payments	(1,212)	(1,661)	(2,873)
Accrual balances, September 29, 2013	–	–	–
Restructuring charges	1,377	1,349	2,726
Cash payments	(1,350)	(1,349)	(2,699)
Accrual balances, September 28, 2014	27	–	27
Restructuring charges	(19)	178	159
Cash payments	(8)	(178)	(186)
Accrual balances, September 27, 2015	$–	$–	$–

All severance and benefits amounts owed have been paid in full.

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

During the first quarter of 2015, we recorded site consolidation expenses of $178,000. The site consolidation expenses consisted primarily of internal labor and contractors.

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

During the fourth quarter of 2015, we received new market information that negatively impacted our valuation assumptions regarding our Development Center building. The valuation assumptions of the building were determined based on the estimated sales value of the building less the costs to sell. Using those new valuation assumptions, we determined that the carrying value of our assets exceeded the expected undiscounted cash flows indicating a trigger of potential impairment. As a result, we evaluated the recoverability of the Development Center building based on these circumstances and recorded an impairment charge of $1,620,000 included in the line item “Asset impairment” in our consolidated statement of operations. The building and related assets had remaining useful lives ranging from 1 to 18 years. We determined the long-lived assets did not meet the criteria to be classified as assets held for sale.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 27, 2015, and September 28, 2014, we had valuation allowances of $239,912,000 and $227,219,000 respectively. The FASB guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under the guidance, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that a full valuation allowance was appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share identifies the dilutive effect of potential common shares using net income (loss) available to common shareholders and is computed using the treasury stock method for outstanding stock options and the if-converted method for the 8.50% Convertible Notes, and the 8.50% New Convertible Notes. A reconciliation of these amounts is as follows:

	2015	2014	2013
Net loss	$(39,098)	$(40,414)	$(35,076)

Weighted-average common shares outstanding	32,711	27,993	25,981
Dilutive potential common shares	–	–	–
Weighted-average diluted shares outstanding	32,711	27,993	25,981

Basic loss per share	$(1.20)	$(1.44)	$(1.35)
Diluted loss per share	$(1.20)	$(1.44)	$(1.35)

Diluted loss per share for 2015 excludes potential common shares of 189,000 using the treasury stock method and potential common shares of 10,715,000 using the if-converted method for the 8.50% Convertible Notes and the 8.50% New Convertible Notes, as they were anti-dilutive. Diluted loss per share for 2014 excludes potential common shares of 366,000 using the treasury stock method and potential common shares of 4,630,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for 2013 excludes potential common shares of 533,000 using the treasury stock method and potential common shares of 5,305,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive.

2.	Financing Arrangements

Debt

	2015	2014
8.50% Convertible Notes	$–	$39,822
8.50% Convertible Notes debt discount	–	(624)
8.50% Secured Notes	63,931	78,931
8.50% Secured Notes debt discount	(1,742)	(3,575)
10.875% Notes	12,200	12,200
10.875% Notes debt discount	(233)	(388)
8.50% New Convertible Notes	37,500	–
PNC Term Loan	13,500	–
Credit Facility	–	9,533
Total debt, net of discounts	125,156	135,899
Less: Current maturities, net of discount	(3,000)	(48,731)
Total long-term debt, net of discounts	$122,156	$87,168

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

At September 27, 2015, the future maturities of short- and long-term debt consisted of the following:

2016	$3,000
2017	79,131
2018	3,000
2019	3,000
2020	39,000
Thereafter	–
$127,131

October 2014 Financing Transactions and 8.50% New Convertible Notes

On October 23, 2014, we issued $37,500,000 aggregate principal amount of 8.50% New Convertible Notes. The 8.50% New Convertible Notes bear interest at a rate of 8.50% per annum, payable semi-annually in arrears on April 30 and October 31 of each year, beginning April 30, 2015. The 8.50% New Convertible Notes are scheduled to mature on October 31, 2019. Each $1,000 principal amount of the 8.50% New Convertible Notes is convertible into 266.6667 shares of our common stock (which is equal to an initial conversion price of approximately $3.75 per share), subject to adjustment under certain circumstances. The 8.50% New Convertible Notes rank pari passu in right of payment with all existing and future senior indebtedness of the company. Certain beneficial holders of the 8.50% New Convertible Notes had the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes was escrowed until the put right expired on February 20, 2015. Additionally, we were required to escrow at least $35,000,000 of cash that was restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Notes, plus accrued but unpaid interest thereon. On January 15, 2015, we completed a redemption of the existing $39,822,000 of 8.50% Convertible Notes that could have been put to us in January 2015. To fund this, we used the escrowed $35,000,000 and cash on hand.

On October 23, 2014, we exchanged $15,000,000 aggregate principal amount of 8.50% Secured Notes for 2,500,000 shares and warrants to purchase an additional 2,500,000 shares, exercisable on a cashless basis at a price of $0.01 per share. On November 25, 2014, 1,250,000 warrants were exercised, resulting in the issuance of 1,246,493 shares of common stock. On January 15, 2015, the remaining 1,250,000 warrants were exercised, which resulted in the issuance of 1,246,428 shares of common stock. No warrants remain outstanding. The fair value of the common stock and warrants was recorded in additional paid-in capital in the amount of $17,388,000. Applying debt extinguishment accounting, we recorded a loss on extinguishment of debt of $4,318,000 in our first quarter of 2015. The loss also included $1,232,000 of broker, legal and accounting fees related to the exchange transaction.

To accommodate the October 2014 debt transactions described above, on October 20, 2014, we entered into supplemental indentures governing our 8.50% Secured Notes and 10.875% Senior Secured Second Lien Notes due 2017 (the “10.875% Notes”) and amended the Credit Agreement, as discussed below, to reflect PNC Bank’s consent to the transactions contemplated by the 8.50% New Convertible Notes and the exchange transactions discussed above.

8.50% Convertible Notes

On January 15, 2015, we completed a redemption of the existing $39,822,000 aggregate principal amount of 8.50% Convertible Notes. The 8.50% Convertible Notes were issued in February 2011 as part of a tender/exchange pursuant to an indenture dated as of February 11, 2011 and in July 2011 by exchange.

8.50% Secured Notes

In March 2012, we issued $78,931,000 aggregate principal amount of 8.50% Secured Notes. Of that total amount, $38,931,000 aggregate principal amount of 8.50% Secured Notes were issued pursuant to an effective registration statement relating to an offer to purchase for cash or exchange for new securities any and all of our outstanding 3.25% Notes (the “3.25% Tender/Exchange Offer”). The remaining $40,000,000 aggregate principal amount of 8.50% Secured Notes was issued in a private placement that included the issuance of warrants to purchase 3,869,000 shares of our common stock. The warrants were exercisable on a cashless basis for $0.01 per share for ten years after their issuance. The total purchase price for the 8.50% Secured Notes and warrants issued in the private placement was $39,400,000. The fair value of the warrants was recorded in additional paid-in capital in the amount of $8,489,000. As of May 2013, all 3,869,000 warrants had been exercised and there were no warrants outstanding.

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

10.875% Notes

In January 2013, we issued $12,200,000 aggregate principal amount of 10.875% Notes for a total purchase price of $11,590,000. The 10.875% Notes were issued in a private placement pursuant to an indenture dated as of January 22, 2013, and bear interest at a rate of 10.875% per annum, payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2013. The 10.875% Notes are secured by liens on all assets securing our senior secured credit facilities (other than capital stock of subsidiaries of the company to the extent that inclusion of such capital stock would require the filing of separate financial statements for such subsidiaries with the SEC), which liens rank junior in priority to the liens securing our senior secured credit facilities and other permitted priority liens and on an equal and ratable basis with the liens securing our 8.50% Secured Notes. The 10.875% Notes are scheduled to mature on January 15, 2017 unless redeemed or repurchased in accordance with their terms. We may redeem all or a portion of the 10.875% Notes at any time by paying 100% of the principal amount redeemed, plus a make-whole premium as of, and accrued and unpaid interest to, the date of redemption.

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

Senior Secured Credit Facility

We are party to a revolving credit and security agreement with PNC Bank dated as of September 15, 2011, as amended from time to time (the “Credit Agreement”). On September 22, 2014, we amended the Credit Agreement to reduce the maximum principal amount of the revolving credit facility provided by the Credit Agreement (the “Senior Secured Credit Facility”) from $35,000,000 to $20,000,000, extend the maturity date of the Senior Secured Credit Facility from October 1, 2014 to December 1, 2016, reduce the cash balance we are required to maintain in an account at PNC Bank from $15,000,000 to $2,500,000, and modify the fixed charge coverage covenant by eliminating the requirement for the four fiscal quarters ending September 28, 2014 and changing the measurement periods thereafter for the fixed charge coverage covenant by excluding from such measurement periods all fiscal quarters ended on or prior to September 28, 2014.

The Credit Agreement required us to maintain cash on our balance sheet, including restricted cash, during the period from December 1, 2014 through January 16, 2015 (the day after the 2015 put date for our 8.50% Convertible Notes) and during the period from December 1, 2015 through January 16, 2016 (the day after the 2016 put date for our 8.50% Convertible Notes) in an amount not less than the aggregate principal amount of our 8.50% Convertible Notes then outstanding, and established a reserve against our borrowing base during each such period in the same amount. The Credit Agreement, as amended, permitted us to redeem, repurchase or repay our 8.50% Convertible Notes in whole or in part at any time as long as, after giving effect to such redemption, repurchase or repayment, no default or event of default exists under the credit agreement and we have liquidity of not less than $20,000,000, and permitted us to incur additional unsecured debt at any time prior to January 15, 2016 in an amount not to exceed the aggregate principal amount of our 8.50% Convertible Notes then outstanding as long as certain conditions are satisfied, including a requirement that, by the next put date for our 8.50% Convertible Notes, we reduce the aggregate principal balance of our 8.50% Convertible Notes by an amount equal to the principal amount of such additional unsecured debt then outstanding. We fully redeemed all outstanding 8.50% Convertible Notes on January 15, 2015.

On April 30, 2015, we further amended the Credit Agreement to maintain compliance with a preexisting financial covenant. This amendment modified the fixed charge coverage covenant under our credit agreement to eliminate the requirement for our quarter ended March 29, 2015, June 28, 2015 and September 27, 2015 and to change the measurement periods starting with our quarter ending December 27, 2015 by excluding from such measurement periods all quarters ended before September 27, 2015, and implemented an additional earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant for our quarters ended March 29, 2015, June 28, 2015 and September 27, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Subsequent to our 2015 year end, on December 10, 2015, we entered into a ninth amendment to our Credit Agreement with PNC Bank. The amendment modifies the Credit Agreement to defer application of the fixed charge coverage covenant until December 25, 2016, impose a minimum EBITDA requirement for the remaining term of the Senior Secured Credit Facility, and add a new minimum liquidity requirement.

From time to time, we borrow funds under the Senior Secured Credit Facility. As of September 27, 2015, we had no outstanding balance. Our average outstanding balance in 2015 was $743,000. Amounts borrowed under the Senior Secured Credit Facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate (as defined in the Credit Facility) plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the Credit Agreement.

If we are unable to generate sufficient operating results in future quarters, we may not be able to comply with financial covenants in the Credit Agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period.

PNC Term Loan

On December 23, 2014, we further amended Credit Agreement to establish a $15,000,000 term loan with PNC. The covenants in the Credit Facility agreement apply to this term loan. Amounts borrowed under the term loan may consist of domestic rate loans, with a per annum interest rate equal to PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 2.50%, or LIBOR rate loans, with a per annum interest rate equal to 3.50% plus the greater of the LIBOR rate (as defined in the Credit Agreement) or 1.00%, or a combination thereof. As a result, our interest rate for the term loan has been 4.5%. The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015 and continuing through January 1, 2020. In the event that the Credit Agreement is not extended beyond December 1, 2016, the balance due on the term loan will also become due on December 1, 2016. Once repaid, amounts borrowed under the term loan may not be reborrowed. As of September 27, 2015, we had $13,500,000 outstanding.

3.	Income Taxes

The (benefit) provision for income taxes consists of the following:

	2015	2014	2013
Current:
Federal	$(171)	$(845)	$(195)
Foreign	81	77	205
State	16	7	6
Deferred	–	–	–
	$(74)	$(761)	$16

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

The deferred provision is composed of the following:

	2015	2014	2013
Asset bases, lives and depreciation methods	$(2,358)	$(2,512)	$(1,341)
Reserves and accruals not currently deductible	2,710	958	458
Tax credits and NOL carryforwards	(13,046)	(10,167)	(11,081)
Deferred tax liability on 3.25% Notes	–	–	(69)
Valuation allowance	12,694	11,721	12,033
	$–	$–	$–

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	2015	2014	2013
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
Effect of:
Foreign and state income taxes, net of federal income tax benefits	0.2	0.2	0.6
Valuation allowance on deferred tax assets and/or use of tax credits	34.3	32.6	34.1
Other permanent differences	0.3	0.3	0.3
	(0.2)%	(1.9)%	0.0%

The following table shows the significant components of our deferred tax assets:

	2015	2014
Current deferred tax assets:
Receivable allowance	$218	$174
Inventories	2,757	2,526
Accruals and other reserves	3,909	2,587
Tax credits expiring within 1 year	539	255
Valuation allowance	(7,423)	(5,542)
Total current deferred tax assets	–	–
Long-term deferred tax assets:
Property, plant and equipment	(484)	(2,842)
Stock based compensation	3,923	3,998
Long-term capital loss	–	888
Deferred income	140	208
Tax credits	31,121	30,265
NOL carryforwards	197,400	185,493
Other debt-related	389	3,667
Valuation allowance	(232,489)	(221,677)
Total long-term deferred tax assets	–	–
Total deferred tax assets	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 27, 2015, our deferred tax assets included $31,660,000 of unused tax credits. Of the total, $2,907,000 can be carried forward indefinitely, $23,526,000 of US federal tax credits expire at various dates beginning in 2018, and $5,225,000 of various state tax credits expire at various dates beginning in 2016, including $539,000 that will expire in 2016.

In addition, at September 27, 2015, our deferred tax assets included $197,400,000 of NOL carryforwards that will begin to expire in 2021 if not otherwise used by us. As of September 27, 2015, we had an estimated NOL carryforward of $560,084,000 for United States federal tax return purposes.

A valuation allowance of $239,912,000 has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the deferred tax assets before they expire.

Gross unrecognized tax benefits as of September 27, 2015, and September 28, 2014, were $6,218,000 and $6,065,000, respectively. For 2015, $5,834,000 of our gross unrecognized tax benefits would decrease our effective tax rate if realized.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2015	2014	2013
Gross unrecognized tax benefits at beginning of year	$6,065	$7,021	$7,483
Gross increases in tax positions for prior year	159	–	230
Gross decreases in tax positions for prior year	(118)	(167)	(816)
Gross increases in tax positions for current year	112	70	124
Settlements	–	–	–
Lapse in statute of limitations	–	(859)	–
Gross unrecognized tax benefits at end of year	$6,218	$6,065	$7,021

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The major jurisdictions in which we file income tax returns are United States federal, various U.S. states and Thailand. In the United States federal jurisdiction we are no longer subject to examination for fiscal years prior to 2012. For state jurisdictions we are no longer subject to examination for fiscal years prior to 2011. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. In Thailand we operate under various tax holidays that currently are scheduled to fully expire as early as 2024. For 2015 and prior fiscal years, these holidays had no impact on our tax provision or our net loss.

The timing of the resolution of uncertain tax positions is dependent on numerous factors and therefore is highly uncertain; however, we believe it is reasonably possible in the next 12 months that the gross unrecognized tax benefits could be reduced approximately $100,000 due to tax attributes expiring unused.

In September 2013, the U.S. Department of the Treasury and the IRS issued final regulations addressing the acquisition, production, and improvement of tangible personal property, and also proposed regulations addressing the disposition of property. These regulations replace previously issued temporary regulations and are effective for tax years beginning on or after January 1, 2014. The adoption of the new regulations did not have a material impact on the company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value Measurements at September 27, 2015
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$39,454	$–	$–
Available-for-sale securities
U.S. government debt securities	$965	$–	$–
Total assets	$40,419	$–	$–

	Fair Value Measurements at September 28, 2014
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$37,939	$–	$–
Available-for-sale securities
U.S. government debt securities	$965	$–	$–
Total assets	$38,904	$–	$–

Debt

The fair values of our 8.50% Convertible Notes and our 8.50% Secured Notes were determined based on the closing market price of the respective Notes as of the most recent trading date before the end of the fiscal year. The fair values of our 8.50% Convertible Notes and our 8.50% Secured Notes were classified in Level 2 of the fair value hierarchy.

Our 10.875% Notes have not experienced trading activity; therefore the fair value estimate was based on the closing market prices of comparable debt as of the end of the fiscal year. Our 8.50% New Convertible Notes have not experienced trading activity; therefore the fair value estimate was based on market variables combined with variables specific to the 8.50% New Convertible Notes to determine the theoretical value. The fair values of the 10.875% Notes and the 8.50% New Convertible Notes were classified in Level 2 of the fair value hierarchy.

The fair values of the PNC Bank credit facility and term loan’s carrying values are a reasonable estimate of fair value because of their short-term nature. The fair values of the credit facility and tem loan were classified in Level 2 of the fair value hierarchy.

The estimated fair values of our short- and long-term debt are as follows:

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.50% Convertible Notes	$–	$–	$39,822	$39,125
8.50% Secured Notes	63,931	64,011	78,931	79,720
10.875% Notes	12,200	12,972	12,200	13,025
8.50% New Convertible Notes	37,500	32,404	–	–
PNC term loan	13,500	13,500	–	–
Credit Facility	–	–	9,533	9,533

Other

Our financial instruments other than those presented in the disclosures above, include accounts receivable, accounts payable, and other payables. The carrying value of accounts receivable, accounts payable, and other payables approximate fair value because of the short-term nature of these instruments. The fair values of these items were classified as Level 1 of the fair value hierarchy.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These include certain long-lived assets that are written down to fair value when they are determined to be impaired. In the fourth quarter of 2015, we recognized an impairment of $1,620,000 related to our Hutchinson Development Center building using a valuation methodology based on Level 3 inputs. In the first quarter of 2014, we recognized an impairment of $4,470,000 related to our Eau Claire assembly building using a valuation methodology based on Level 3 inputs. See Note 1 to the consolidated financial statements for additional details regarding this impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

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

We recorded stock-based compensation expense related to our stock options, RSUs and common stock, included in selling, general and administrative expenses, of $1,415,000, $1,345,000 and $1,140,000 for 2015, 2014 and 2013, respectively. As of September 27, 2015, $2,116,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of approximately 17 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during 2015, 2014, and 2013 was $2.42, $2.34, and $1.27, respectively. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

	2015	2014	2013
Risk-free interest rate	2.0%	2.3%	1.3%
Expected volatility	70%	80%	80%
Expected life (in years)	8.0	8.0	8.0
Dividend yield	–	–	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during 2015 are summarized in the following table:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)
Outstanding at September 28, 2014	3,134,042	9.80	5.3
Granted	370,000	3.44
Exercised	(2,500)	3.03
Expired/Canceled	(162,825)	29.22
Outstanding at September 27, 2015	3,338,717	8.15	5.1

Options exercisable at September 27, 2015	2,632,697	9.52	4.2

The aggregate intrinsic value at year-end of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding for 2015, 2014 and 2013 was $0, $1,813,000 and $1,573,000, respectively. The aggregate intrinsic value at year-end of our stock options exercisable for 2015 was $0, for 2014 was $1,079,000 and for 2013 was $421,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)	Weighted-Average Remaining Contractual Life (yrs.)
Unvested at September 28, 2014	625,565	1.86	8.6
Granted	370,000	2.42
Vested	(289,545)	1.70
Canceled	–	–
Unvested at September 27, 2015	706,020	2.22	8.6

The following table summarizes information about stock options outstanding at September 27, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted- Average Remaining Contractual Life (yrs)	Weighted- Average Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
1.45 – 3.00	912,387	7.3	2.12	596,367	1.90
3.01 – 5.00	1,207,322	6.0	3.18	817,322	3.05
5.01 – 10.00	514,383	4.2	7.33	514,383	7.33
10.01 – 37.95	704,625	1.3	25.08	704,625	25.08
Total	3,338,717	5.1	8.15	2,632,697	9.52

RSU transactions for 2015 are summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Unvested at September 28, 2014	782,091	2.17
Granted	361,850	3.43
Vested	(423,095)	2.02
Canceled	(28,947)	2.67
Unvested at September 27, 2015	691,899	2.90

Employee Benefit Plans

We have a defined contribution plan covering our employees in the U.S. Our contributions to the plan were $1,251,000 in 2015, $1,221,000 in 2014 and $1,154,000 in 2013. We also have a provident fund covering our employees in Thailand. Our contributions to the plan were $144,000 in 2015, $120,000 in 2014 and $79,000 in 2013.

We sponsor a self-insured comprehensive medical and dental plan for qualified U.S. employees that is funded by contributions from plan participants and from us. We recognized expense related to these plans of $9,044,000 in 2015, $6,935,000 in 2014 and $7,387,000 in 2013. We also recognized $217,000 and $361,000 in 2015 and 2014, respectively, related to a post–employment benefit upon retirement obligation related to our Thailand facility employees under the Thai Labor Protection Act.

6.	Commitments and Contingencies

Lease Commitments

We are committed under various operating lease agreements. Total lease expense under these operating leases was $1,782,000 in 2015, $1,717,000 in 2014 and $2,381,000 in 2013.

We also have leased manufacturing equipment that has been treated as capital leases for accounting purposes. Assets acquired under capital leases are depreciated over the useful life of the asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

The future minimum lease payments under our capital and operating leases by fiscal year at September 27, 2015, are as follows:

	Capital Leases	Operating Leases
2016	$2,568	$922
2017	2,408	320
2018	1,362	249
2019	569	218
Thereafter	–	73
Total future minimum lease payments	6,907	1,782
Less: Interest	(499)	–
Total future minimum lease payments excluding interest	$6,408	$1,782

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

Following the announcement of the Merger, three actions were filed by purported shareholders of the company. Two of the actions, captioned Ridler v. Hutchinson Technology Incorporated, et al. and Harnik v. Hutchinson Technology Incorporated, et al. were filed in the District Court, First Judicial District, McLeod County, State of Minnesota. Plaintiffs in the Ridler action purport to bring the action as a class action on behalf of the public shareholders of the company, and as a derivative action on behalf of the company as a nominal defendant. Plaintiff in the Harnik action purports to bring the action as a class action on behalf of the public shareholders of the company. Both complaints name as defendants the company, the members of its Board, Parent and Merger Subsidiary. The Harnik complaint also names TDK Corporation. Both complaints generally allege that the Board breached its fiduciary duties to company shareholders in connection with the merger because, among other reasons, the Board failed to fully inform themselves of the market value of the company, the Board failed to exercise valid business judgment, the Board failed to maximize shareholder value, the members of the Board were interested in the transaction, and certain provisions in the merger agreement unfairly preclude a third party from making an offer for the company. The Ridler complaint also alleges claims against the Board for waste and abuse of control, a claim against the Board, Parent and Merger Subsidiary for equitable relief under the Minnesota Business Corporation Act, and a claim against the company, Parent and Merger Subsidiary for aiding and abetting the Board’s alleged breaches of fiduciary duty. In addition to its allegations against the Board, the Harnik complaint alleges that TDK Corporation, Parent and Merger Subsidiary aided and abetted the Board’s alleged breaches of fiduciary duty. Both complaints seek compensatory damages, equitable relief, and injunctive relief, including an order enjoining the closing of the merger. Both complaints also seek an award of plaintiffs’ attorneys’ fees, costs, and disbursements.

The third action, captioned Erickson v. Hutchinson Technology Incorporated, et al., was filed in the United States District Court for the District of Minnesota. Plaintiff in the Erickson action purports to bring the action as a class action on behalf of the public shareholders of the company. The Erickson complaint names the company and its directors as defendants, and alleges that they have violated Sections 14(a) and 20(a), and Rule 14a-9, of the Securities Exchange Act of 1934 by filing a preliminary proxy statement that contains materially incomplete and misleading statements and omissions. The Erickson complaint seeks injunctive relief, including an order enjoining the filing of a definitive proxy statement and the closing of the merger until the alleged deficiencies in the preliminary proxy statement have been corrected; an accounting for damages in an unspecified amount; and an award of plaintiffs’ attorneys’ fees, costs, and disbursements.

We believe that the actions are without merit, and intend to vigorously defend against all claims asserted.

We are a party from time to time to ordinary routine litigation incidental to our business. The outcome of such claims, if, any, is not expected to materially affect our current or future financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

7.	Supplementary Cash Flow Information

	2015	2014	2013
Changes in operating assets and liabilities:
Receivables, net	$6,626	$(2,386)	$386
Inventories	7,071	(4,769)	(2,968)
Other assets	(249)	(111)	(621)
Accounts payable and accrued expenses	3,394	(731)	5,212
Other long-term liabilities	(276)	605	946
	$16,566	$(7,392)	$2,955

Cash paid for:
Interest (net of amount capitalized)	$10,872	$11,696	$11,031
Income taxes	14	169	46
Assets acquired through capital lease	3,051	4,261	4,822

Non-cash investing activities:
Capital expenditures in accounts payable	964	1,813	4,264

Non-cash financing activities:
Exchange of debt for equity (see Note 2)	15,000	-	-

Capitalized interest was $789,000 in 2015, $650,000 in 2014 and $1,278,000 in 2013. Interest is capitalized using an overall borrowing rate for assets that are being constructed or otherwise produced for our own use. Interest capitalized during 2015 was primarily for additional manufacturing equipment for new process technology and capability improvements and tooling.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

Amendment of Share Rights Plan

On November 1, 2015, subsequent to our 2015 year end, we and Wells Fargo Bank, N.A. (the “Rights Agent”) entered into a Fifth Amendment to the Rights Agreement, dated as of July 29, 2010, as amended (the “Rights Agreement”) in connection with the execution and delivery of the Merger Agreement to, among other things, render the Rights Agreement inapplicable to the Merger Agreement and the voting agreements executed and delivered in connection therewith.

10.	Geographic Information and Major Customers

Net Sales by Product

The following table represents net sales by product:

	2015	2014	2013
Net sales:
Suspension assemblies	$240,805	$250,741	$240,462
Other products	12,018	10,346	9,134
Total net sales	$252,823	$261,087	$249,596

Geographic Information

Sales to foreign locations were as follows:

	2015	2014	2013
Foreign-based enterprises	$39,505	$49,648	$79,691
Foreign subsidiaries of United States corporations	201,508	203,895	162,120
	$241,013	$253,543	$241,811

The majority of these foreign location sales were to the Pacific Rim region. In addition, we have sales to United States corporations that used our products in their offshore manufacturing sites.

Revenue assigned based on product shipment location and long-lived assets by geographic area were as follows:

	2015	2014	2013
Revenue:
Thailand	$198,862	$203,858	$140,949
Hong Kong	31,431	33,832	42,505
Philippines	10,391	15,597	36,931
Malaysia	130	62	21,171
United States	11,592	7,544	7,784
Other foreign countries	417	194	256
	$252,823	$261,087	$249,596

Long-lived assets:
United States	$113,202	$129,051	$162,231
Thailand	21,288	24,092	24,659
Other foreign countries	19	26	24
	$134,509	$153,169	$186,914

Major Customers

Sales to customers in excess of 10% of net sales were as follows:

	2015	2014	2013
Western Digital Corporation	52%	60%	52%
Seagate Technology, LLC	27%	18%	14%
SAE Magnetics, Ltd./TDK Corporation	16%	15%	24%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Technology Incorporated and Subsidiaries – (Continued)

11.	Summary of Quarterly Information (unaudited)

The following table summarizes unaudited financial data for 2015 and 2014. The price range per share reflects the high and low sales prices as reported on the NASDAQ Global Select Market during each quarter.

	2015 by Quarter				2014 by Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$72,423	$62,359	$54,675	$63,366	$70,312	$60,699	$59,772	$70,304
Gross profit	11,464	6,262	4,829	7,477	5,530	5,863	3,557	8,951
Loss from operations	(722)[1]	(6,683)	(6,062)	(3,861)[2]	(9,337)[3]	(5,388)[4]	(7,412)[5]	(1,465)[6]
Loss before income taxes	(10,044)[7]	(9,671)	(10,145)[8]	(9,312)[9]	(16,162)[10]	(8,681)	(11,192)	(5,141)
Net loss	(9,899)	(9,703)	(10,160)	(9,336)	(15,346)	(8,706)	(11,207)	(5,156)
Net (loss) income per share:
Basic	(0.32)	(0.29)	(0.30)	(0.28)	(0.55)	(0.31)	(0.40)	(0.18)
Diluted	(0.32)	(0.29)	(0.30)	(0.28)	(0.55)	(0.31)	(0.40)	(0.18)
Price range per share:
High	3.79	4.50	2.90	2.25	4.25	4.35	2.99	4.85
Low	2.98	2.52	1.78	1.23	2.75	2.70	1.96	2.05

1	During the first quarter of 2015, we recorded $159,000 of site consolidation expenses.
2	During the fourth quarter of 2015, we recorded a $1,620,000 of impairment related to our Hutchinson Development Center.
3	During the first quarter of 2014, we recorded $4,470,000 of impairment related to our Eau Claire assembly building and $300,000 of site consolidation expenses.
4	During the second quarter of 2014, we recorded $400,000 for severance expenses and $600,000 of site consolidation expenses.
5	During the third quarter of 2014, we recorded $1,300,000 for severance expenses and $200,000 of site consolidation expenses.
6	During the fourth quarter of 2014, we recorded a $300,000 reversal of previously recorded severance expenses and $300,000 of site consolidation expenses.
7	During the first quarter of 2015, we recorded $4,318,000 loss on extinguishment of debt.
8	During the third quarter of 2015, we recorded $1,100,000 loss on foreign currency.
9	During the fourth quarter of 2015, we recorded $2,400,000 loss on foreign currency.
10	During the first quarter of 2014, we recorded $3,200,000 loss on foreign currency.

12. Subsequent Events

On November 1, 2015, we entered into the Merger Agreement with Headway Technologies, Inc. and Hydra Merger Sub, Inc., as discussed in Note 1 above.

On November 1, 2015, we and Wells Fargo Bank, N.A. entered into a Fifth Amendment to the Rights Agreement, as discussed in Note 9 above.

On December 10, 2015, we entered into a ninth amendment to our Credit Agreement with PNC Bank, as discussed in Note 2 above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hutchinson Technology Incorporated

Hutchinson, Minnesota:

We have audited the accompanying consolidated balance sheets of Hutchinson Technology Incorporated and subsidiaries (the “Company”) as of September 27, 2015 and September 28, 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended September 27, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hutchinson Technology Incorporated and subsidiaries at September 27, 2015 and September 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 27, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

December 11, 2015

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Hutchinson Technology Incorporated and Subsidiaries

	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Other Changes Add (Deduct)		Balance at End of Period
	(In thousands)
2013:
Allowance for doubtful accounts receivable	$–	$–	$–		$–
Reserve for sales returns and allowances	44	2,094	(1,482	) [1]	656
	$44	$2,094	$(1,482)		$656
2014:
Allowance for doubtful accounts receivable	$–	$–	$–		$–
Reserve for sales returns and allowances	656	1,968	(2,127	) [1]	497
	$656	$1,968	$(2,127)		$497
2015:
Allowance for doubtful accounts receivable	$–	$–	$–		$–
Reserve for sales returns and allowances	497	3,845	(3,719	) [1]	623
	$497	$3,845	$(3,719)		$623

1 Returns honored and credit memos issued.

Exhibit Index

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by Reference

3.2	Restated By-Laws, as amended December 16, 2013.	Incorporated by Reference

4.1	Instruments defining the rights of security holders. The registrant agrees to furnish to the SEC upon request copies of instruments with respect to long-term debt.

4.2	Rights Agreement dated as of July 29, 2010, with Wells Fargo Bank, N.A., as Rights Agent; First Amendment to Rights Agreement dated as of May 6, 2011, with Wells Fargo Bank, N.A., as Rights Agent; Second Amendment to Rights Agreement, dated February 24, 2012, with Wells Fargo Bank, N.A., as Rights Agent; Third Amendment to Rights Agreement, dated March 27, 2102, with Wells Fargo Bank, N.A., as Rights Agent; Fourth Amendment to Rights Agreement dated as of October 20, 2014, with Wells Fargo Bank, N.A., as Rights Agent.	Incorporated by Reference

4.3	Indenture, dated February 11, 2011, with Wells Fargo Bank, National Association, as Trustee; First Supplemental Indenture, dated June 17, 2011.	Incorporated by Reference

4.4	Form of 8.50% Convertible Senior Note due 2026.	Incorporated by Reference

4.5	Intercreditor Agreement, dated March 30, 2012, by and between PNC Bank, National Association, and Wells Fargo Bank, National Association; First Amendment to Intercreditor Agreement, dated January 22, 2013.	Incorporated by Reference

4.6	8.50% Senior Secured Second Lien Note Indenture, dated March 30, 2012, with Wells Fargo Bank, National Association, as Trustee (including form of 8.50% Senior Secured Second Lien Note due 2017); First Supplemental Indenture, dated January 22, 2013; Second Supplemental Indenture, dated October 20, 2014.	Incorporated by Reference

4.7	Form of Warrant.	Incorporated by Reference

4.8	10.875% Senior Secured Second Lien Note Indenture, dated January 22, 2013, with Wells Fargo Bank, National Association, as trustee (including form of 10.875% Senior Secured Second Lien Note due 2017); First Supplemental Indenture, dated October 20, 2014.	Incorporated by Reference

4.9	Intercreditor Agreement, dated January 22, 2013, between Wells Fargo Bank, National Association.	Incorporated by Reference

4.10	Senior Indenture, dated October 20, 2014, with U.S. Bank National Association, as trustee (including form of 8.50% Convertible Senior Notes due 2019); First Supplemental Indenture, dated October 20, 2014.	Incorporated by Reference

4.11	Common Stock Warrant issued October 23, 2014.	Incorporated by Reference

10.1	Office/Warehouse Lease with OPUS Corporation, dated December 29, 1995; First Amendment to Office/Warehouse Lease dated April 30, 1996; and Second Amendment to Office/Warehouse Lease with VV Minneapolis, L.P., as successor-in-interest to OPUS Corporation, dated April 14, 2004.	Incorporated by Reference

10.2	Patent License Agreement, effective as of September 1, 1994, with International Business Machines Corporation.	Incorporated by Reference

Exhibit No.	Description	Method of Filing
10.3*	Amended and Restated 1996 Incentive Plan (as amended and restated October 10, 2008).	Incorporated by Reference

10.4*	Form of Non-Statutory Stock Option Agreement (Employee) under Amended and Restated 1996 Incentive Plan.	Incorporated by Reference

10.5*	Form of Incentive Stock Option Agreement (Employee) under Amended and Restated 1996 Incentive Plan.	Incorporated by Reference

10.6*	Form of Non-Statutory Stock Option Agreement (Director) under Amended and Restated 1996 Incentive Plan.	Incorporated by Reference

10.7*	Form of Restricted Stock Agreement (Director) under Amended and Restated 1996 Incentive Plan.	Incorporated by Reference

10.8*	Non-Employee Directors Equity Plan (as amended and restated January 25, 2012).	Incorporated by Reference

10.9*	Form of Severance and Change in Control Agreement for Senior Executives.	Incorporated by Reference

10.10*	Severance Pay Plan (as amended and restated March 8, 2011).	Incorporated by Reference

10.11*	Employee Stock Purchase Plan.	Incorporated by Reference

10.12*	2011 Equity Incentive Plan.	Incorporated by Reference

10.13*	Form of Director Stock Option Agreement under 2011 Equity Incentive Plan.	Incorporated by Reference

10.14*	Form of Employee Non-Statutory Stock Option Agreement under 2011 Equity Incentive Plan.	Incorporated by Reference

10.15*	Form of Employee Incentive Stock Option Agreement under 2011 Equity Incentive Plan.	Incorporated by Reference

10.16*	Form of Employee Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	Incorporated by Reference

10.17*	Form of Senior Management Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	Incorporated by Reference

10.18*	Description of Fiscal Year 2015 Executive Annual Cash Incentive Plan.	Incorporated by Reference

10.19	Revolving Credit and Security Agreement with PNC Bank, National Association, dated September 16, 2011; Consent and Amendment No. 1 to Revolving Credit and Security Agreement, dated February 6, 2012; Amendment to Consent and Amendment No. 1 to Revolving Credit and Security Agreement, dated March 28, 2012; Amendment No. 2 to Revolving Credit and Security Agreement, dated July 23, 2012; Consent and Amendment No. 3 to Revolving Credit and Security Agreement, dated January 22, 2013; Waiver and Amendment No. 4 to Revolving Credit and Security Agreement, dated as of October 28, 2013; Amendment No. 5 to Revolving Credit and Security Agreement, dated September 22, 2014; Amendment No. 6 to Revolving Credit and Security Agreement, dated October 20, 2014; Amendment No. 7 to Revolving Credit and Security Agreement, dated December 23, 2014; Amendment No. 8 to Revolving Credit and Security Agreement, dated April 30, 2015.	Incorporated by Reference

10.20	Securities Purchase Agreement, dated March 28, 2012.	Incorporated by Reference

10.21	Securities Purchase Agreement, dated October 20, 2014.	Incorporated by Reference

Exhibit No.	Description	Method of Filing
10.22	Exchange Agreement with Liberty Harbor Master Fund I, L.P. dated October 20, 2014.	Incorporated by Reference

21.1	List of Subsidiaries.	Incorporated by Reference

23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically

24.1	Powers of Attorney.	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically

32.1	Section 1350 Certifications.	Filed Electronically

101	The following financial statements and footnotes from the Annual Report on Form 10-K for the fiscal year ended September 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements.	Filed Electronically