Form 10-K/A
period 2015-09-27
HUTCHINSON TECHNOLOGY INC
filed 2016-01-25
CIK 772897

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Hutchinson Technology Incorporated (the “Company,” “we,” “our” or “us”) for the year ended September 27, 2015 that was originally filed with the Securities and Exchange Commission (“SEC”) on December 11, 2015 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: the pending merger transaction, demand for and shipments of our products, our market position, technology, development, program ramps, product mix, pricing, production capabilities and volumes, product costs, inventory levels, our operations in the U.S. and Thailand, site consolidation efforts, capital spending, repayment of debt, additional liquidity, operating expenses, cost reductions, market adoption and our production of optical image stabilization actuators and our business model, operating performance and financial results. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan,” “goal” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of this report. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

i

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

Our executive officers are as follows:

Name	Age	Position
Richard J. Penn	59	President, Chief Executive Officer and Director
David P. Radloff	56	Vice President and Chief Financial Officer
D. Mark Jelkin	53	Vice President of Engineering
Connie L. Pautz	57	Vice President of Human Resources & Corporate Communications
Dale M. Ruzicka	55	Vice President of Operations

Mr. Penn became President and Chief Executive Officer in October 2012. Previously, he had served as Senior Vice President and President of our Disk Drive Components Division since March 2011. He was Senior Vice President and President of our BioMeasurement Division from April 2007 to March 2011, Senior Vice President and President of our Disk Drive Components Division from 2005 to April 2007, and Vice President of Operations from 2003 to 2005. Mr. Penn has been with our company since 1981.

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

None of the above-identified executive officers is related to each other or to any of our directors.

Board of Directors

Our directors are as follows:

Name	Age	Position
Wayne M. Fortun	66	Chairman of the Board of Directors
Martha Goldberg Aronson	48	Director
Russell Huffer	66	Lead Director
Richard J. Penn	59	President, Chief Executive Officer and Director
Frank P. Russomanno	68	Director
Philip E. Soran	59	Director
Thomas R. VerHage	63	Director

Wayne M. Fortun joined our company in 1975, and has been Chairman of our board of directors since October 1, 2012. He was elected President and Chief Operating Officer in 1983 and Chief Executive Officer in May 1996, and served as President and Chief Executive Officer until September 30, 2012. He is also a director of G&K Services, Inc. and C.H. Robinson Worldwide, Inc.

During Mr. Fortun’s 40 years with our company, he has developed extensive experience and critical knowledge of our company and the disk drive and other industries in which we operate. His intense familiarity with our operations and technologies enable him to be uniquely qualified to serve on our board of directors. His service on the boards of two other public companies provides him with additional valuable operational and managerial perspectives.

Martha Goldberg Aronson has served as Executive Vice President of Strategic Planning at Ecolab, Inc., a global leader in water, hygiene and energy technologies and services, since November 2015 and previously served as Ecolab’s Executive Vice President and President-Global Healthcare, from September 2012 to November 2015. She joined Ecolab in June 2012 and initially served as Ecolab’s Executive Vice President of Strategic Planning. Prior to joining Ecolab, Ms. Goldberg Aronson had been Senior Vice President and President, North America, of Hill-Rom Holdings, Inc., a leading worldwide manufacturer and provider of medical technologies and related services for the health-care industry, since August 2010. Before joining Hill-Rom, she served as Senior Vice President at Medtronic, Inc., a leading manufacturer of medical devices, from March 2008 to November 2009. She also served as Medtronic’s Vice President – Investor Relations, and in various other domestic and international management positions with Medtronic, since 1991.

Ms. Goldberg Aronson’s years of executive experience in the medical technology and health-care industry provide her with knowledge and expertise in the development and communication of effective business strategies and the pursuit of technological innovation. She provides important perspective on international business matters, drawing upon her tenure in international executive roles, and through her prior investor relations position at Medtronic, has insight in communicating with our company’s investors.

Russell Huffer retired from his positions with Apogee Enterprises, Inc., a manufacturer of glass products, services and systems, in August 2011. From 1999 until January 2011, Mr. Huffer served as Chairman of Apogee’s board of directors. He also served as President, Chief Executive Officer and a director of Apogee from 1998 until his retirement, and had served in various senior management positions with Apogee and its subsidiaries since 1986. In October 2009, Mr. Huffer was appointed to serve as lead director of our board of directors.

Mr. Huffer’s experience as the chief executive officer and in other senior management positions at Apogee provides extensive operational and management insight to our company. His many years at Apogee provide a deep familiarity with the issues associated with technology excellence and operations in a manufacturing company. As a retired chief executive officer of a public company and a current director of NCCI Holdings, Inc., a national workers compensation data management and services provider, he also has a keen understanding of the management and operational requirements needed in a business environment.

Richard J. Penn has been with our company since 1981, and has been our President and Chief Executive Officer since October 1, 2012. Mr. Penn served as our Senior Vice President and President of our Disk Drive Components Division from March 2011 until September 30, 2012. He was Senior Vice President and President of our BioMeasurement Division from April 2007 to March 2011. Prior to that, he was Vice President of Operations from October 2003 to November 2005, and was Senior Vice President and President of our Disk Drive Components Division from November 2005 to April 2007.

During his 33 years with our company, Mr. Penn has developed broad knowledge of our company’s operations, processes and products. His deep familiarity with our customers and with the industries in which our businesses operate, together with the division leadership positions he has held at our company, provide him with the unique capabilities and experience to develop, implement and communicate our business strategies and, as our chief executive officer, lead our business efforts.

Frank P. Russomanno retired from his positions with Imation Corp., a developer, manufacturer and marketer of data storage and imaging products and services, in May 2010. He served as Chief Executive Officer and a director of Imation from April 2007 until his retirement and as Vice Chairman from March 2009 until his retirement. He also had served in various senior management positions, including as President and as Chief Operating Officer, at Imation since 1996, when 3M Company (where Mr. Russomanno began his career in 1973) spun off several business units that became Imation. Mr. Russomanno is also a director of Emrise Corporation.

Mr. Russomanno has extensive executive experience leading a global technology company, with specific expertise in the challenges and opportunities facing the data storage industry. His leadership roles at a publicly traded company have provided him an understanding of corporate governance and investor relations issues. Mr. Russomanno also provides our board of directors with valuable insights on marketing technology products globally.

Philip E. Soran is the founder/Executive Chairman of Vidku, Inc., a developer of a video-based discussion platform. He co-founded Compellent Technologies, Inc., a publicly traded company that provided highly virtualized storage solutions with automated data management features for enterprise and cloud-computing environments, in 2002. He served as its President and Chief Executive Officer until February 2011, when it was acquired by Dell Inc. Mr. Soran served as the President of Dell Compellent from February 2011 until March 2012. Prior to co-founding Compellent Technologies, Mr. Soran served as Chief Executive Officer and President of XIOtech Corp., a network storage vendor that he co-founded in 1995. Mr. Soran is also a director of SPS Commerce, Inc. and Piper Jaffray Companies. Mr. Soran was also a director of Stellent, Inc., from 2003 to 2006 when the company was acquired by Oracle Corporation.

Mr. Soran’s experience in founding and building software and data management companies provides strategic and operational insight to our board of directors, particularly with respect to emerging technology business opportunities. Our board also benefits from the management and leadership experience he gained as the chief executive officer of a publicly traded company and his experience as a director of other public companies.

Thomas R. VerHage retired from his positions with Donaldson Company, Inc., a worldwide provider of filtration systems and replacement parts, in October 2011. From 2004 until his retirement, Mr. VerHage served as Vice President and Chief Financial Officer of Donaldson. Prior to joining Donaldson, he was a partner at Deloitte & Touche LLP, an independent registered public accounting firm, from 2002 to 2004, and a partner at Arthur Andersen LLP from 1987 to 2002. He is also a director of Franklin Electric Co., Inc.

Mr. VerHage has extensive public company finance, accounting and audit experience from his experience as chief financial officer of a publicly traded global manufacturing company and his positions in the public accounting industry. Mr. VerHage’s financial and public accounting experience provides him with broad knowledge related to financial oversight and management of financial resources. As a chief financial officer of a public company, he also has relevant and valuable expertise in providing guidance on financial and risk management processes and in communicating with investors. In addition, Mr. VerHage has valuable insights into the end markets and customers for our disk drive industry products through his work with Donaldson Company’s disk drive filter business.

None of the above-identified directors is related to each other or to any of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the regulations promulgated thereunder require directors and certain officers and persons who own more than 10% of our common stock to file reports of their ownership of our common stock and changes in their ownership with the SEC. None of our officers or directors failed to file any required report on a timely basis during the fiscal year ended September 27, 2015, which we refer to as “fiscal 2015.”

Code of Ethics

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

Board of Directors Meetings and Attendance

Our board of directors held twelve meetings during fiscal 2015. During fiscal 2015, all of our directors other than Martha Goldberg Aronson attended 75% or greater of the meetings of our board of directors and committees on which he or she served.

Committees of Our Board of Directors

The following table summarizes the composition of each of the committees of our board of directors:

	Audit Committee	Compensation Committee	Governance and Nominating Committee	Competitive Excellence Committee
Independent Directors:
Martha Goldberg Aronson	—	Member	Member	—
Russell Huffer	Member	Member	Chair	—
Frank P. Russomanno	Member	—	Member	—
Philip E. Soran	—	Chair	—	Member
Thomas R. VerHage	Chair	—	—	Member

Wayne M. Fortun, Chairman	—	—	—	Chair
Richard J. Penn, President and CEO	—	—	—	—

Audit Committee

Our board of directors has determined that all members of our audit committee are “independent” as that term is used in Section 10A(m) of the Exchange Act and as that term is defined in the NASDAQ Stock Market Rules. Our audit committee held eight meetings in fiscal 2015. Our audit committee’s function is one of oversight and, in that regard, our audit committee meets with our management and internal auditor, and our independent registered public accounting firm, to review and discuss our financial reporting and our controls respecting accounting and risk of material loss. The responsibilities of our audit committee are set forth in the Audit Committee Charter, which is regularly reviewed in light of SEC regulations and NASDAQ Stock Market Rules and is available on our website at www.htch.com.

Our audit committee received information from management and pre-approved all auditing services and non-audit services provided by our independent registered public accounting firm, and considered, prior to engagement, whether the provision of the non-audit services was compatible with maintaining the independent registered public accounting firm’s independence. Our board of directors has determined that Mr. VerHage has been designated as our “audit committee financial expert” as defined by SEC regulations.

Compensation Committee

Our board of directors has determined that all members of our compensation committee are “independent” and meet the further requirements for compensation committee members contained in the NASDAQ Stock Market Rules; are “non-employee directors” as that term is defined in Rule 16b-3 under the Exchange Act; and are “outside directors” as that term is used in Section 162(m) of the Internal Revenue Code (the “Code”). Our compensation committee held four meetings in fiscal 2015. As described more fully in the following paragraphs, our compensation committee is responsible for (i) reviewing and approving a program regarding all forms of compensation for executive officers, (ii) reviewing and approving policies and processes for carrying out executive officer evaluations and compensation reviews, (iii) approving the grant of equity-based incentive awards to each of our executive officers and non-employee directors, and (iv) reviewing and recommending for approval by the board of directors or our independent directors, as appropriate, compensation actions involving our executive officers and our non-employee directors. The responsibilities of our compensation committee are set forth in the Compensation Committee Charter, which is regularly reviewed in light of SEC regulations and NASDAQ Stock Market Rules and is available on our website at www.htch.com.

At the beginning of each fiscal year, our compensation committee reviews and recommends to our board of directors certain compensation actions involving our executive officers, other than the chief executive officer, including any merit increases to base salary, the payout of annual cash incentive awards for performance in the prior fiscal year and performance targets for the annual cash incentive plan for the current fiscal year, and approves the grant of equity awards to all of our executive officers. The compensation committee bases these recommendations on its review of competitive market data provided by its compensation consultant, financial and operational performance data for the prior fiscal year, projections for the current fiscal year, and the recommendations of our chief executive officer with respect to compensation actions involving executive officers other than himself. Recommendations regarding the compensation of our chief executive officer are made by the compensation committee in executive session without the chief executive officer present and are based on the committee’s evaluation of the chief executive officer’s performance in the prior fiscal year, considering feedback from each of the chief executive officer’s direct reports and all members of the board of directors. The compensation committee’s recommendations on base salary, annual cash incentive award payout for performance in the prior fiscal year and performance targets for the current fiscal year’s annual cash incentive plan for the chief executive officer are presented to the independent directors for approval, and the compensation committee’s recommendations for the remaining executive officers are presented to the full board of directors for approval. In conjunction with the committee’s compensation consultant, our human resources department provides the compensation committee with regular updates at its scheduled meetings and various tools and resources to keep the committee informed about current trends in executive compensation and market information on pay philosophies, compensation elements separately and in total, and incentive mix.

Our compensation committee also reviews compensation provided to our non-employee directors and, at the beginning of each fiscal year, recommends to our independent directors any changes the committee considers appropriate in the amount or form of such compensation. The compensation committee bases these recommendations primarily on its review of competitive market data, while also considering our cost-containment efforts.

The compensation committee delegates to the chief executive officer authority to approve equity awards involving a limited number of shares per year to employees who are not executive officers of our company. No delegation of the compensation committee’s authority is permitted with regard to compensation actions involving executive officers or non-employee directors of our company.

Governance and Nominating Committee

All members of our governance and nominating committee are “independent” as that term is defined in the NASDAQ Stock Market Rules. Our governance and nominating committee held three meetings in fiscal 2015. Our governance and nominating committee assists our board of directors in developing and implementing our Principles of Corporate Governance, identifying candidates for director positions, determining the composition of our board of directors and our board committees, and maintaining a high standard of governance, care and due diligence in carrying out its responsibilities. The responsibilities of our governance and nominating committee are set forth in the Governance and Nominating Committee Charter, which is regularly reviewed in light of SEC regulations and NASDAQ Stock Market Rules and is available on our website at www.htch.com.

Competitive Excellence Committee

Our competitive excellence committee assesses the value to our customers of our products and services in each market we serve. The committee bases its assessment on our competitive standing in those competencies that are central to sustaining better value in a target market. The committee evaluates management’s identification of areas that afford opportunities for increasing our competitive standing, management’s effectiveness in achieving such increases, and management’s effectiveness in increasing the value proposition of our products and services in our markets. Our competitive excellence committee held three meetings in fiscal 2015. The responsibilities of our competitive excellence committee are set forth in the Competitive Excellence Committee Charter, which is available on our website at www.htch.com.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Named Executive Officers

This Compensation Discussion and Analysis provides information about the fiscal 2015 compensation program for our named executive officers, who are:

•	Richard J. Penn, President and Chief Executive Officer,

•	David P. Radloff, Vice President and Chief Financial Officer,

•	D. Mark Jelkin, Vice President of Engineering,

•	Connie L. Pautz, Vice President of Human Resources, and

•	Dale M. Ruzicka, Vice President of Operations.

Compensation Philosophy

A key principle we follow in evaluating our overall executive compensation program is that the total compensation an executive receives must be aligned with the value created for our shareholders and the executive’s impact on our company’s performance. Our program is intended to attract, motivate and retain talented executives, and to reward our company’s executives for achieving the financial and strategic goals essential to our company’s long-term success.

Our executive compensation program is designed to:

•	align the financial interests of our executives with those of our shareholders by allocating a significant portion of their compensation opportunity to long-term equity-based incentives;

•	make a significant portion of an executive’s total compensation variable and performance-based, and place greater emphasis on the variable and performance-based elements as the responsibilities of a position increase;

•	provide an annual cash incentive opportunity that rewards executives’ achievement of financial and strategic business goals;

•	make our total compensation program competitive with the compensation practices of comparable companies in the technology hardware and equipment industry; and

•	avoid encouraging unnecessary or excessive risk taking.

We hold an advisory shareholder vote on the compensation of our named executive officers as disclosed in our proxy statement on an annual basis. While these votes are not binding, the compensation committee considers the outcome of each vote when making future compensation decisions for our named executive officers. Approximately 93% of the votes were cast in favor of our executive compensation at our annual shareholders meeting in January 2015, and 94% in both January 2014 and January 2013. The compensation committee considered these favorable outcomes in deciding not to make any significant changes in the design of our executive compensation program for or during fiscal 2015.

Compensation Elements

Total direct compensation (“TDC”) for executives consists of three primary components: (a) base salary; (b) annual cash incentive; and (c) long-term equity incentive.

•	Base Salary – Our base salary component is designed to recognize an executive’s knowledge, skills, abilities and on-going performance. We target base salary for all executives to be at a level consistent with our assessment of their value relative to their peers in the labor market, while also taking into account our need to reduce and control costs in response to challenging business conditions.

•	Annual Cash Incentive – Our annual cash incentive plan is designed to place a substantial portion of an executive’s annual cash compensation at risk based on achievement of financial and operational goals. The annual incentive target amounts are set to be reflective of the market information for each executive position and, as the level of responsibility increases, represent a larger portion of an executive’s total cash compensation opportunity.

•	Long-Term Equity Incentive – The long-term incentive program for our named executive officers has historically been focused on stock options because they deliver value to the employee only if our shareholders have realized appreciation in the value of their shares held over the same period, which we believe is true “pay for performance.”

In addition to these elements of TDC, our executive compensation program includes severance arrangements for senior executives as discussed below, minimal perquisites, and participation in the same programs involving health and welfare benefits, 401(k) retirement benefits and length of service awards as are made available to our U.S. employees generally.

Pay for Performance

We believe that there should be a strong relationship between pay actually received and corporate performance (as reflected in both financial results and stock price), and our executive compensation program reflects this belief. Specifically, it has been our practice to provide a significant portion of each executive officer’s TDC opportunity in the form of an annual cash incentive opportunity and equity grants. An increasing emphasis is generally placed on these variable components of the TDC opportunity as the level of responsibility of the executive officer’s position increases.

We do not, however, have specific policies governing the allocation of the target TDC opportunity among its fixed and variable components. For example, in recent years the depressed level of our company’s stock price, coupled with the compensation committee’s desire to avoid unacceptable levels of shareholder dilution and share usage under our equity incentive plan, has caused the grant date fair value of equity awards for our named executive officers to be the smallest component of their TDC.

Given the nature of the variable compensation components, the actual compensation paid out under the annual cash incentive plan or realized through the exercise of vested stock options or the settlement of vested restricted stock units (“RSUs”) can and does vary significantly from targeted compensation levels. Whether and to what degree our company achieves its pre-established financial and operational performance goals under the annual cash incentive plan, and the degree to which our company’s stock price increases or decreases, together determine the degree to which compensation that is actually realized corresponds to targeted compensation amounts. When we surpass performance objectives, our executives are rewarded accordingly through the operation of these variable components, but when we fall short of our objectives, compensation actually realized decreases correspondingly.

Management Involvement in Compensation Process

Management presents to the compensation committee the compensation history for each executive officer, recommendations for performance measures to be used in the annual cash incentive plan and recommendations from the chief executive officer as to appropriate levels of compensation for each executive officer other than himself. The chief executive officer provides an assessment of the performance of all executive officers, their capabilities relative to their current positions and their future potential in order to give the compensation committee a basis for his compensation recommendations. For the chief executive officer, the compensation committee reviews performance feedback from each of the chief executive officer’s direct reports and from all members of the board of directors to determine the recommended level of compensation.

The compensation committee reviews all the executive officer total compensation packages to assure that they are appropriate as a whole and are equitable relative to each other. All long-term equity grants are approved by the compensation committee. The compensation committee’s recommendations on base salary and annual cash incentives are presented to the board for approval, and the chief executive officer is not present during the voting and deliberations on his compensation.

Use of Consultants

The compensation committee has engaged Compensia, Inc. as its independent compensation consultant to review the design and operation of our executive compensation program, to identify potential changes in or enhancements to our compensation policies and practices and to provide ongoing advice and information regarding executive compensation policies and practices. As part of this process, Compensia has assisted the compensation committee in identifying a peer group of companies to serve as a source of comparative compensation market data, and has advised the compensation committee on the competitiveness of our director and executive compensation programs, the design of incentive awards and proposed performance metrics for incentive plans, and regulatory developments relating to compensation practices. Compensia representatives meet with the compensation committee during its regular meetings, including in executive sessions from time to time without members of management present, and also communicate with the compensation committee chair and the vice president of human resources between committee meetings. Aside from advising the compensation committee on executive and director compensation issues, Compensia performs no other services for us.

Based in part on policies and procedures implemented by Compensia to ensure the objectivity of its executive compensation consultants, and on the compensation committee’s assessment of Compensia’s independence pursuant to the SEC and stock exchange rules, the compensation committee concluded that the consulting advice it receives from Compensia is objective and that no conflict of interest exists that will prevent Compensia from being an independent consultant to the compensation committee.

Market Competitiveness Review

As an aid in establishing competitive ranges of base salary, incentive compensation opportunities and target direct compensation, we consider peer company compensation data compiled by Compensia from peer company proxy statement filings as well as survey data from the Radford High-Tech Industry Executive Compensation Survey (annual revenue between $200 and $500 million). For purposes of setting executive compensation for fiscal 2015, the compensation committee, as advised by Compensia, felt that the peer company and industry survey data utilized by Compensia for purposes of setting fiscal 2013 executive compensation, updated to reflect the average increase in base salaries in the market generally during 2013 and 2014, continued to provide a useful understanding of the market. In taking this approach, the peer group continued to include the same 17 companies identified for purposes of setting fiscal 2013 compensation, without a reassessment of selection factors such as comparability of industry (technology and hardware equipment), size (primarily from a revenue but also from market capitalization standpoint) and operating model (large internal manufacturing operations). The 17 companies included in the peer group for purposes of setting compensation for fiscal 2013, 2014, and 2015 consisted of the following:

Axcelis Technologies, Inc.	Key Tronic Corporation	Powerwave Technologies, Inc.
Bel Fuse, Inc.	Measurement Specialties, Inc.	Pulse Electronics Corporation
Cray, Inc.	Methode Electronics, Inc.	SigmaTron International, Inc.
Datalink Corporation	NeoPhotonics Corporation	SL Industries, Inc.
EMCORE Corporation	Oclaro, Inc.	STEC, Inc.
GSI Group, Inc.	Oplink Communications, Inc.

The compensation data derived from these sources, which show percentile compensation levels for various executive positions with comparable job responsibilities, has been used to inform the compensation committee’s decisions on base salary, annual cash incentives, long-term equity incentives and allocations between these three components of TDC. The compensation committee does not, however, establish specific percentile compensation parameters for each position based on the market data. Instead, the market data is one of many factors that the compensation committee considers in the determination of executive compensation levels. Other factors considered include the responsibilities of the position, the individual’s experience, individual performance in areas such as leadership, strategic contributions and execution of responsibilities, our company’s performance and financial position, succession planning and retention strategies, and restructuring and cost reduction efforts.

Base Salary

Annual base salaries are set early in each fiscal year after the compensation committee gives consideration to both market data for comparable positions and an assessment of each executive officer’s value to our company relative to peers in the labor market. In making these assessments, the compensation committee (in setting the chief executive officer’s salary) and the chief executive officer (in making recommendations to the compensation committee for other executive officers) consider factors such as those outlined above in the market competitiveness discussion.

In December 2014, our compensation committee approved increasing the base salary of each named executive officer to bring each officer’s annual salary to at least the market 25th percentile. Base salaries for 2014 and 2015 were as follows:

Name	2014 Annual Base Salary	2015 Annual Base Salary
Richard J. Penn	$425,000	$450,000
David P. Radloff	$287,000	$305,000
D. Mark Jelkin	$210,000	$220,000
Connie L. Pautz	$190,000	$210,000
Dale M. Ruzicka	$211,000	$217,000

Annual Cash Incentive

In structuring the annual cash incentive plan for executives for fiscal 2015, the compensation committee again decided to include both company-wide financial and operational goals. The company financial measures utilized for fiscal 2015 were corporate revenue and the level of our company’s profitability (measured by operating income ) The company financial goals approved for fiscal 2015 are summarized as follows:

Performance Level
Performance Measure	Threshold	Target	Maximum
Corporate Revenue	$285 million	$300 million	$315 million
Profitability (annual operating income)	Positive operating income in 2nd half of FY2015	$4 million	$10 million

The first operational measure selected by the compensation committee for fiscal 2015 involved achieving a reduction in the average variable production cost per unit for dual-stage actuated (“DSA”) suspension assemblies during the fourth quarter of fiscal 2015 as compared to the year earlier quarter. We expected DSA suspensions to represent an increasing portion of the overall product mix during fiscal 2015, and that reducing per unit cost would be critical to our longer term goal of becoming the industry’s lowest cost producer of suspension assemblies. The second operational measure involved expanding the adoption of our shape memory alloy (“SMA”) optical image stabilization (“OIS”) actuator, as measured by the number of smartphones in the market that incorporated our SMA-OIS actuator.

Each named executive officer’s annual cash incentive opportunity for fiscal 2015 was allocated among the performance measures described above as follows: 40% to profitability, 30% to corporate revenue, and 15% to each of the operational goals. The compensation committee also determined a recommended annual cash incentive target amount, expressed as a percentage of base salary, for each named executive officer in the first quarter of fiscal 2015 as summarized in the following table:

Name	Incentive Target Amount as % of Base Salary
Richard J. Penn	100%
David P. Radloff	60%
D. Mark Jelkin	50%
Connie L. Pautz	50%
Dale M. Ruzicka	50%

The 2015 incentive target percentages for Messrs. Penn, Radloff and Jelkin and for Ms. Pautz were unchanged from fiscal 2014. Mr. Ruzicka’s incentive target was increased from 40% to 50% of base salary to reflect the scope of his global responsibilities and potential contributions toward achievement of our goals.

Achievement of threshold performance with respect to any performance measure ordinarily would result in a payout of 50% of the target payout allocated to that performance measure, while meeting or exceeding the specified maximum level of performance ordinarily would result in a payout of 200% of the target payout allocated to that performance measure. Performance between the specified threshold, target and maximum levels ordinarily would result in a proportionate payout between the indicated payout levels. The annual cash incentive program for fiscal 2015 also provided that total payouts would be capped at target level if our earnings before interest and taxes was not positive for the fiscal year.

For fiscal 2015, we achieved performance at slightly above target level for the DSA suspension assembly average variable production cost per unit, but did not achieve threshold level performance for any of the other goals. This equated to a payout of 18% of the respective annual incentive amounts for each executive officer. The amounts paid to our named executive officers are summarized as follows:

Name	Incentive Amount Paid	Incentive Amount Paid as % of 2015 Base Salary
Richard J. Penn	$81,000	18%
David P. Radloff	$32,940	18%
D. Mark Jelkin	$19,800	18%
Connie L. Pautz	$18,900	18%
Dale M. Ruzicka	$19,530	18%

Long-Term Equity Incentive

For fiscal 2015, the compensation committee decided that equity awards to our executive officers again would consist solely of stock options, reflecting the perceived greater turnaround incentive value of stock options for our most senior employees. RSUs continue to be utilized for awards to other employees.

Consistent with previous years, our annual equity granting process for fiscal 2015 began with the compensation committee providing direction to management on the total number of shares available to grant for the year, considering current and projected overhang as well as comparative run rates determined by reference to practices within the technology industry and guidelines published by institutional investors and proxy advisory services. For these purposes, a share multiplier of 1.5:1 was applied to any projected “full value” RSU awards. Calculated on this basis, the compensation committee decided that the pool of shares available for equity awards to all employees and directors in fiscal 2015 should reflect a run rate of approximately 3.2% of the shares outstanding at the beginning of the fiscal year, which was consistent with the fiscal 2014 run rate. The targeted run rate for fiscal 2015 awards was well within guidelines published by proxy advisory services.

Once the size of the available share award pool was determined based on the targeted run rate, management then developed recommended percentage allocations of the total shares available for the annual grants to each of four employee groups (executive officers, director-level employees, middle managers and non-management key contributors) in a manner intended to be consistent, to the greatest degree possible, with market practices for distributing long-term equity incentives among those employee groups and with our other objectives in providing equity-based compensation, such as retention and alignment with shareholder interests. Recommended equity grants to individuals within the executive officer group were based on a consideration of the factors outlined earlier in the market competitiveness discussion, including the experience of the individuals in their positions and their TDC relative to market. The chief executive officer makes this assessment for each executive officer other than himself.

The chief executive officer then provided these equity grant recommendations to the compensation committee for review and approval. The chief executive officer’s fiscal 2015 equity grants were determined by the compensation committee. All annual equity grants for executive officers for fiscal 2015 were approved by the compensation committee at its last regularly-scheduled meeting during calendar year 2014, consistent with past practice. The annual equity grants for fiscal 2015 to the named executive officers as approved by the compensation committee are summarized as follows:

Name	Options Awarded (# shares)	Grant Date Fair Value ($)
Richard J. Penn	100,000	241,450
David P. Radloff	60,000	144,870
D. Mark Jelkin	50,000	120,725
Connie L. Pautz	50,000	120,725
Dale M. Ruzicka	50,000	120,725

Equity Award Grant Policy

Under our policy governing the grant of equity awards, the compensation committee must approve awards to any officer or director of the company, and our CEO may approve awards to other employees pursuant to authority delegated to him. Annual equity awards generally will be approved by the compensation committee at its regularly-scheduled meeting in late November/early December of each year. Other awards may be approved at times when a “blackout period” under our insider trading policy is not in effect, or during a blackout period if the effective date of the award does not occur until after the blackout period ends. The grant date of any award will be the date the award is approved by the compensation committee or the CEO, unless the approving authority specifies a later grant date.

Severance and Change in Control Arrangements

We have entered into severance and change in control agreements with the named executive officers. These agreements generally provide for payments of severance benefits and health insurance premiums to an executive if the executive’s employment with the company is terminated by the company without cause or by the executive for “good reason,” in either case within 24 months of a change in control of the company or a division of the company. Payments and benefits available under these agreements and the company’s severance pay plan are described more fully below under the heading “Potential Payments Upon Termination or Change in Control.” The compensation committee believes these severance and change in control agreements are important as a recruitment and retention device, are an important part of a competitive overall compensation program for the executives involved, and will mitigate concerns that the executives may have regarding their continued employment prior to or following a change in control, thereby allowing the executives to focus their undivided attention on advancing the interests of the company and its shareholders.

Stock option and any other equity-based awards granted under our plans provide for “double trigger” treatment in the event of a change in control, meaning that if the award continues in place after the change in control, vesting and exercisability of that award will not be accelerated unless the executive’s employment is terminated involuntarily (other than for cause) within 24 months following the change in control transaction, in the case of awards made under our Amended and Restated 1996 Incentive Plan (the “1996 Incentive Plan”), or one year following the change in control transaction, in the case of awards made under our 2011 Equity Incentive Plan (the “2011 Incentive Plan”). The compensation committee believes this structure effectively creates incentives for our executive team to obtain the highest value possible should we be acquired and provides a powerful retention device during the uncertain times preceding a change in control transaction, without providing accelerated benefits to executives who continue to enjoy employment after such a transaction. The compensation committee also believes this structure is more attractive to potential acquiring companies than a “single trigger” structure, because these companies may place significant value on retaining members of our executive team.

The severance and change in control agreements described above are, however, limited to the degree necessary to avoid causing such payments and benefits to be subject to the excise tax on “parachute payments” under the Code.

Ownership Guidelines

Our board of directors believes that directors and executive officers of the company should have a significant equity interest in the company, and has established stock ownership guidelines to encourage share ownership. The guidelines specify that each covered individual should hold shares of our common stock equal in value to at least the amount specified in the following table:

Leadership Position	Value of Shares
Non-employee director	5 × annual cash retainer as board member
Chief executive officer	5 × annual base salary
Chief financial officer, chief technology officer and senior vice presidents	2 × annual base salary
Vice presidents	1 × annual base salary

Individuals subject to the guidelines are expected to hold a minimum of 50% of net profit shares from option exercises and 100% of the net profit shares from any other equity-based awards until they satisfy the ownership guidelines. Shareholdings are valued for these purposes based on the greater of (i) the closing price of our common stock as of the most recent fiscal year end, or (ii) the acquisition value of the shares (the purchase price of shares that have been purchased or the taxable value of shares received through an equity-based compensation award). As of September 27, 2015, only Messrs. Fortun, Huffer, Russomanno, Soran and VerHage among our directors and executive officers had stock holdings with a value equal to or greater than that specified by the guidelines. Our company also has an insider trading policy which, among other things, prohibits executive officers from hedging the economic risk of their company stock ownership and from pledging the company shares they own.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on its review, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee:

Philip E. Soran, Chair
Martha Goldberg Aronson
Russell Huffer

Summary Compensation Table

The table and footnotes below describe the total compensation earned in fiscal 2015, 2014 and 2013 by our named executive officers.

Name and Principal Position	Year	Salary (1) ($)	Stock Awards (2) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
Richard J. Penn	2015	438,277	–	241,450	81,000	10,582	771,309
President and	2014	420,198	–	228,030	113,390	7,700	769,318
Chief Executive Officer	2013	385,005	–	172,050	–	11,194	568,249

David P. Radloff	2015	296,859		144,870	32,940	5,383	480,052
Vice President and	2014	282,979	–	136,818	45,943	5,566	471,306
Chief Financial Officer	2013	256,857	–	69,258	–	5,395	331,510

D. Mark Jelkin (5)	2015	214,697		120,725	19,800	4,749	359,971
Vice President of Engineering	2014	187,519	47,680	–	22,763	4,735	262,697

Connie L. Pautz	2015	202,939		120,725	18,900	5,106	347,670
Vice President	2014	187,268	–	114,015	25,346	5,351	331,980
of Human Resources	2013	169,712	–	69,258	–	4,313	243,283

Dale M. Ruzicka (6)	2015	212,516		120,725	19,530	5,076	357,847
Vice President of Operations	2014	209,860	–	114,015	22,518	4,572	350,965
	2013	163,614	–	46,172	–	3,807	213,593

(1)	The “Salary” column presents the base salary earned during each of the applicable fiscal years. All of the named executive officers were required to take 10 days off without pay during the first two quarters of fiscal 2013, and the resulting reduction in base salary is reflected in the amounts shown here.

(2)	The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of the RSU and option awards, respectively, granted during each of the applicable fiscal years computed in accordance with FASB ASC Topic 718. For additional information regarding our calculation of the grant date fair value of equity awards granted in fiscal 2015, see Note 5 to the Consolidated Financial Statements included in the Original Filing.

(3)	The “Non-Equity Incentive Plan Compensation” column presents cash bonuses earned during each of the applicable fiscal years under our annual cash incentive plan.

(4)	At least two-thirds of the amounts shown in the “All Other Compensation” column for each named executive officer for fiscal 2015 represent company contributions to that officer’s 401(k) Plan account, with the remainder composed of payments for tax and financial planning assistance and/or certain recognition awards.

(5)	Mr. Jelkin was promoted to Vice President of Engineering effective April 6, 2014. Amounts shown include compensation earned by Mr. Jelkin during fiscal 2014 prior to his promotion to this executive officer position.

(6)	Mr. Ruzicka was promoted to Vice President of Operations effective December 5, 2012. Amounts shown include compensation earned by Mr. Ruzicka during fiscal 2013 prior to his promotion to this executive officer position.

Grants of Plan-Based Awards

For their service during fiscal 2015, the named executive officers received two types of plan-based awards: a stock option award granted on December 2, 2014 under the 2011 Incentive Plan, and an award under our annual cash incentive plan that was paid in the first quarter of fiscal 2015.

Option Awards Under the 2011 Incentive Plan

Option awards granted under the 2011 Incentive Plan during fiscal 2015 to employees of our company, including the named executive officers, have an exercise price equal to 100% of the fair market value of a share of our common stock on the date of grant. Each stock option vests and becomes exercisable as to one-third of the shares subject to the option on each of the first, second and third anniversaries of the date of grant and has a 10-year term. The vested portion of each option may be exercised while the participant is employed by us, and ordinarily for three months after employment ends (unless employment is terminated for cause). If, however, employment ends after the participant has been employed by us for at least 10 years and has reached age 55, the vested portion of an option will remain exercisable for three years after the date employment ends. If a participant’s employment ends because of death or disability, the vested portion of an option will remain exercisable for one year after the date employment ends. In no case will an option be exercisable beyond the end of its original term.

In the event of a merger or consolidation involving our company, an option award can be assumed by the surviving or successor corporation or replaced by an equity-based award with the same value. If no such assumption or replacement is made, the compensation committee may accelerate the vesting of the option or cancel the option and pay to the holder an amount in cash equal to the spread between the fair market value of the shares subject to the option immediately prior to the change in control and the aggregate exercise price of those option shares. In addition, if a surviving or successor corporation assumes or replaces an option award following a change in control and subsequently terminates the employment of the holder without cause within one year of the change in control, the vesting of such award will be accelerated. See “Potential Payments Upon Termination or Change in Control” below for more information.

Annual Cash Incentive Plan

Under the annual cash incentive plan, executive officers can receive cash payouts after the completion of each fiscal year if specified performance objectives established at the beginning of the fiscal year are attained. An annual incentive target amount, expressed as a percentage of base salary, is approved for each executive officer. The plan for fiscal 2015 was structured so that the actual cash incentive paid to an executive officer could range from 0 to 200% of that officer’s annual incentive target, depending on the performance of our company against the relevant financial and operational business goals.

For each executive officer, 40% of the total cash incentive opportunity was dependent on the degree to which our company achieved a corporate operating income goal, 30% was dependent on the degree to which a corporate revenue goal was achieved, and 15% was dependent on the degree to which each of two operational goals (production cost reductions per unit of DSA suspension assemblies and expanding market adoption of our SMA-OIS actuator) was achieved. The company achieved slightly above target performance on the DSA suspension assemblies goal, but did not achieve threshold level performance for any of the other goals, resulting in the payouts reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Please see the “Compensation Discussion and Analysis” section above for more information regarding the plan’s goals and the company’s performance against those goals.

The following table summarizes the stock option and annual cash incentive plan awards made to the named executive officers during fiscal 2015:

Grants of Plan-Based Awards in Fiscal 2015

					All Other Option
					Awards:		Grant Date Fair
		Estimated Future Possible Payouts Under			Number of	Exercise or Base	Value of Stock
		Non-Equity Incentive Plan Awards			Securities	Price of Option	and Option
		Threshold (1)	Target (2)	Maximum (3)	Underlying	Awards (4)	Awards (5)
Name	Grant Date	($)	($)	($)	Options (#)	($/Sh)	($)
Richard J. Penn		33,750	450,000	900,000	–	–	–
	12-02-14				100,000	3.43	241,450
David P. Radloff		13,725	183,000	366,000	–	–	–
	12-02-14	–	–	–	60,000	3.43	144,870
D. Mark Jelkin		8,250	110,000	220,000	–	–	–
	12-02-14	–	–	–	50,000	3.43	120,725
Connie L. Pautz		7,875	105,000	210,000	–	–	–
	12-02-14	–	–	–	50,000	3.43	120,725
Dale M. Ruzicka		8,138	108,500	217,000	–	–	–
	12-02-14	–	–	–	50,000	3.43	120,725

(1)	Threshold amounts can be calculated for each individual performance measure, and in each case are equal to 50% of the target amount payable with respect to that measure. The amounts reported as threshold amounts in the table represent the payout that would have been made if threshold performance was achieved for the performance measure assigned the lowest weight in the plan, assuming that threshold performance was not achieved for any other performance measure.

(2)	Target amounts represent a percentage of each named executive officer’s base salary at the time of grant: 100% for Mr. Penn, 60% for Mr. Radloff, 50% for Mr. Jelkin, Ms. Pautz and Mr. Ruzicka.

(3)	Maximum amounts represent 200% of each named executive officer’s target amount.

(4)	The exercise price of options awarded during fiscal 2015 was the closing sale price of a share of our company’s common stock on the NASDAQ Global Select Market on the date of grant.

(5)	Represents the grant date fair value of options awarded during fiscal 2015 computed in accordance with FASB ASC Topic 718. For additional information regarding our calculation of the grant date fair value of equity awards granted in fiscal 2015, see Note 5 to the Consolidated Financial Statements included in the Original Filing.

Outstanding Equity Awards

The table below provides information on each named executive officer’s outstanding equity awards as of September 27, 2015. The equity awards consist of stock options granted under the 1996 Incentive Plan and 2011 Incentive Plan and RSUs granted under the 2011 Incentive Plan.

Outstanding Equity Awards at Fiscal 2015 Year-End

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (2) (#)	Market Value of Shares or Units of Stock That Have Not Vested (3) ($)
Richard J. Penn	11-30-05	15,500	–	27.46	11-30-15
	11-29-06	30,000	–	23.05	11-29-16
	11-28-07	30,000	–	26.21	11-28-17
	12-03-08	40,000	–	3.03	12-03-18
	12-02-09	55,000	–	7.35	12-02-19
	12-01-10	55,000	–	3.03	12-01-20
	11-29-11	33,000	–	1.70	11-29-21
	10-11-12	33,334	16,666	1.59	10-11-22
	12-04-12	75,000	25,000	1.53	12-04-22
	12-03-13	33,334	66,666	2.98	12-03-23
	12-02-14	–	100,000	3.43	12-02-24

David P. Radloff	11-30-05	6,000	–	27.46	11-30-15
	11-29-06	10,000	–	23.05	11-29-16
	11-28-07	10,000	–	26.21	11-28-17
	12-03-08	10,000	–	3.03	12-03-18
	12-02-09	16,000	–	7.35	12-02-19
	12-01-10	30,000	–	3.03	12-01-20
	11-29-11	24,000	–	1.70	11-29-21
	12-04-12	45,000	15,000	1.53	12-04-22
	12-03-13	20,000	40,000	2.98	12-03-23
	12-02-14	–	60,000	3.43	12-02-24

D. Mark Jelkin	11-30-05	1,600	–	27.46	11-30-15
	11-29-06	4,000	–	23.05	11-29-16
	11-28-07	5,000	–	26.21	11-28-17
	12-02-09	12,000	–	7.35	12-02-19
	12-01-10	12,000	–	3.03	12-01-20
	11-12-12					4,750	6,697
	12-03-13					10,666	15,039
	12-02-14	–	50,000	3.43	12-02-24

Connie L. Pautz	11-30-05	3,500	–	27.46	11-30-15
	11-29-06	3,500	–	23.05	11-29-16
	11-28-07	4,000	–	26.21	11-28-17
	12-03-08	5,500	–	3.03	12-03-18
	12-02-09	20,000	–	7.35	12-02-19
	12-01-10	20,000	–	3.03	12-01-20
	11-29-11	15,000	–	1.70	11-29-21
	12-04-12	45,000	15,000	1.53	12-04-22
	12-03-13	16,667	33,333	2.98	12-03-23
	12-02-14	–	50,000	3.43	12-02-24

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (2) (#)	Market Value of Shares or Units of Stock That Have Not Vested (3) ($)
Dale M. Ruzicka	11-30-05	6,000	–	27.46	11-30-15
	11-29-06	5,000	–	23.05	11-29-16
	11-28-07	5,000	–	26.21	11-28-17
	12-03-08	7,500	–	3.03	12-03-18
	12-02-09	12,000	–	7.35	12-02-19
	12-01-10	12,000	–	3.03	12-01-20
	12-04-12	30,000	10,000	1.53	12-04-22
	12-03-13	16,667	33,333	2.98	12-03-23
	12-02-14	–	50,000	3.43	12-02-24

(1)	Each stock option granted on December 2, 2014 and on December 3, 2013 vests and becomes exercisable as to one-third of the shares subject to the option on each of the first, second and third anniversaries of the date of grant. Each stock option granted on December 4, 2012 vests and becomes exercisable as to 50% of the shares subject to the option on the first anniversary of the date of grant and as to 25% of the shares subject to the option on each of the second and third anniversaries of the date of grant.

(2)	The RSU award granted to Mr. Jelkin on December 3, 2013 vests as to one-third of the units subject to the award on each of the first, second and third anniversaries of the date of grant. The RSU award granted to Mr. Jelkin on November 12, 2012 vests as to 50% of the units subject to the award on the first anniversary of the date of grant and as to 25% of the units subject to the award on each of the second and third anniversaries of the date of grant.

(3)	Equals the number of unvested units multiplied by the fair market value of a share of our common stock on September 27, 2015 (using the $1.41 closing sale price of a share of our common stock on the NASDAQ Global Select Market on September 25, 2015, the last trading day of the fiscal year).

Option Exercises and Stock Vested

None of the named executive officers exercised stock options during fiscal 2015. During fiscal 2015, one-third of the units subject to Mr. Jelkin’s RSU awards granted in fiscal 2014 and 2012 vested, and 25% of the units subject to Mr. Jelkin’s RSU award granted in fiscal 2013 vested.

Option Exercises and Stock Vested During Fiscal 2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Richard J. Penn	–	–	–	–
David P. Radloff	–	–	–	–
D. Mark Jelkin	–	–	12,750	45,681	(1)
Connie L. Pautz	–	–	–	–
Dale M. Ruzicka	–	–	–	–

(1)	Equals the number of vested units (4,750, 2,666 and 5,334) multiplied by the fair market value of our stock on the vesting dates of November 12, 2014, November 29, 2014 and December 3, 2014, respectively (using the closing sale price of a share of our common stock on the NASDAQ Global Select Market on those dates).

Potential Payments Upon Termination or Change in Control

The information below describes the compensation that would become payable under existing plans and arrangements if the employment of the five named executive officers were to terminate under certain circumstances or if a change in control of our company were to occur.

Severance Pay Plan

We maintain a severance pay plan that is applicable generally to all U.S.-based full-time employees, including the named executive officers. Benefits under the severance pay plan are available to qualifying employees whose employment ends due to a “severance event” as determined by company management. Examples of a severance event include the closure of the facility at which an employee works or elimination of the employee’s position as a result of a permanent reduction in our workforce or an organizational change.

The severance pay plan provides that each of our chief executive officer and chief financial officer (and our chief technology officer, if any) will receive a lump sum severance payment equal to (a) 1.5 times his or her annual base salary in effect immediately prior to termination of employment, (b) an amount equal to the officer’s average annual cash incentive plan payout received for the most recent three fiscal years, and (c) premiums for 12 months of coverage under our group health and dental plans, calculated by reference to the officer’s coverage and enrollment level in effect as of the termination of his or her employment. Each such officer will also receive outplacement services for 12 months.

The severance pay plan provides that each vice president will receive a lump sum severance payment equal to (a) one times his or her annual base salary in effect immediately prior to termination of employment, (b) an amount equal to the officer’s average annual cash incentive plan payout received for the most recent three fiscal years, and (c) premiums for six months of coverage under our group health and dental plans, calculated by reference to the officer’s coverage and enrollment in effect as of the termination of his or her employment. Each such officer will also receive outplacement services for six months.

Different tiers of benefits are provided to director-level employees and plant managers, and to all other qualifying employees. Receipt of severance benefits is conditioned upon the execution of a release agreement.

Severance and Change in Control Agreements

Each of our named executive officers is party to a severance and change in control agreement pursuant to which he or she will be eligible to receive specified payments and benefits if our company terminates such officer’s employment other than for cause, or such officer terminates his or her employment with our company for good reason, within 24 months following a “change in control event.” Under the agreement, a “change in control event” generally means the occurrence of any of the following:

•	any person becomes the beneficial owner of 50% or more of the voting power of our equity securities;

•	a majority of our board of directors no longer consists of individuals who were directors on the effective date of the agreement or who, since that time, were nominated for election or elected by our board of directors;

•	a reorganization, merger or consolidation involving our company, or a sale of all or substantially all of our company’s assets, is consummated;

•	our shareholders approve a complete liquidation or dissolution of our company; or

•	the sale, discontinuation or disposition of all or substantially all, or a material portion of, the business or assets of a division to which such key employee was assigned.

A change in control event will not, however, occur in connection with a transaction described if 50% or more of the voting power of the buyer or surviving party in the transaction is beneficially owned in substantially the same proportions by persons who were beneficial owners of our voting securities before the transaction.

The payments and benefits provided under the severance and change in control agreements will be in lieu of any payments and benefits to which the officer would otherwise be entitled under our severance pay plan in connection with such a termination of employment.

The severance and change in control agreements entered into with the chief executive officer and chief financial officer provide for a lump sum payment in the event of such a termination of employment equal to (a) two times the greater of the officer’s annual base salary immediately prior to the termination of employment or such annual base salary immediately prior to the change in control event, (b) an amount equal to the greater of the officer’s target bonus for the bonus period in which the termination occurs or for the bonus period in which the change in control event occurs, and (c) premiums for 24 months of coverage under our group health and dental plans, calculated by reference to the officer’s coverage and enrollment level in effect as of the termination of his or her employment or, if it results in a greater benefit, as of the date immediately prior to the change in control event.

The severance and change in control agreements entered into with each vice president provide for a lump sum payment in the event of such a termination of employment equal to (a) 1.5 times the greater of the officer’s annual base salary immediately prior to the termination of employment or such annual base salary immediately prior to the change in control event, (b) an amount equal to the greater of the officer’s target bonus for the bonus period in which the termination occurs or for the bonus period in which the change in control event occurs, and (c) premiums for 18 months of coverage under our group health and dental plans, calculated by reference to the officer’s coverage and enrollment level in effect as of the termination of his or her employment or, if it results in a greater benefit, as of the date immediately prior to the change in control event.

Equity Incentives

All outstanding stock options granted under the 1996 Incentive Plan are fully vested and exercisable, and if a plan participant’s employment ends because of death or disability, all outstanding stock options remain exercisable for three years after the date employment ends. If employment ends for a reason other than death or disability or cause, the 1996 Incentive Plan provides that a stock option will remain exercisable for the following periods of time after the date employment ends: for participants who have been employed by our company for at least 10 years and who have reached the age of 55, the stock option will remain exercisable for three years after the date employment ends; for all other participants, the stock option will remain exercisable for three months after the date employment ends. In no case will an option be exercisable beyond the end of its original term. If employment ends for cause, no stock options may be exercised after the date employment ends.

If a change in control occurs, the 1996 Incentive Plan provides that our compensation committee may cancel outstanding stock options and pay to the holders an amount in cash equal to the spread, if any, between the fair market value of the shares subject to the option immediately prior to the change in control and the aggregate exercise price of those option shares, or, in connection a change in control involving a merger or consolidation, substitute for any existing stock options new options or voting common stock issued by the corporation surviving any merger or consolidation or, if appropriate, its parent corporation.

Under the 1996 Incentive Plan, a “change in control” generally occurs if (i) any person becomes the beneficial owner of 30% or more of the voting power of our equity securities; (ii) a majority of our board of directors no longer consists of individuals who were directors at the time the plan was adopted or who, since that time, were nominated for election or elected by our board of directors; (iii) a reorganization, merger or consolidation involving our company, or a sale of all or substantially all of our company’s assets, is consummated (unless 70% or more of the voting power of the buyer or surviving party in the transaction is beneficially owned in substantially the same proportions by persons who were beneficial owners of our voting securities before the transaction); or (iv) our shareholders approve a complete liquidation or dissolution of our company.

Under our 2011 Incentive Plan, the definition of “change in control” is substantially the same as the definition in the 1996 Incentive Plan. The termination and change in control provisions applicable to stock option and RSU awards granted under the 2011 Incentive Plan can generally be summarized as follows:

•	If a plan participant’s employment ends because of termination for cause, all awards are immediately forfeited. If employment ends for any other reason, the unvested portion of any award is immediately forfeited, and the vested portion of any option remains exercisable after termination for one year if termination is due to death or disability, or three months if termination is for any reason other than cause, death or disability (unless, in such case, the participant has reached the age of 55 and has completed 10 years of service with our company, in which case the post-termination exercise period is three years).

•	If a change in control involving a reorganization, merger or consolidation, or asset sale occurs, the vesting of awards can be accelerated or the awards cancelled in exchange for payment only if the awards are not continued, assumed or replaced by the surviving or successor entity. If a change in control involving a change in shareholder ownership or a turnover in the majority of the board, however, the 2011 Incentive Plan provides that the compensation committee has discretion in deciding whether to accelerate the vesting of awards or cancel them in exchange for payment.

•	The 2011 Incentive Plan provides that if a surviving or successor entity continues, assumes or replaces an award following a change in control and subsequently terminates the employment of the holder without cause, the vesting of such award will be accelerated if the termination occurs within one year of the change in control.

•	In the event our shareholders approve the complete liquidation or dissolution of our company, all outstanding awards under the 2011 Incentive Plan will vest and will terminate immediately prior to the consummation of any such proposed action.

Annual Incentive Payouts

An executive officer must be employed on the last day of a fiscal year to be entitled to receive annual cash incentive compensation pursuant to our annual cash incentive plan. If employment ends due to death or disability before the last day of a fiscal year, our compensation committee has discretion to pay a prorated amount of the cash incentive the executive officer would have received under the annual cash incentive plan had the death or disability not occurred.

Estimated Payments That Would Have Been Made to the Named Executive Officers

The compensation amounts shown below are estimates of the amounts that would have become payable to each of the named executive officers if his or her employment had terminated on September 27, 2015, the last day of our most recent fiscal year. The calculations for severance in connection with a change in control assume that the change in control and severance both occurred on that date and that equity awards were not continued, assumed or replaced by a surviving or successor entity in connection with the change in control. Vesting of equity awards granted under the 2011 Incentive Plan does not accelerate upon death or disability or any other termination of employment not related to a change in control, and all outstanding options granted under the 1996 Incentive Plan are already fully vested.

Name	Severance Without a Change in Control ($)	Severance in Connection With a Change in Control ($)
Richard J. Penn
Severance Pay Plan (1)	756,503	–
Severance and Change in Control Agreement (2)	–	1,383,404
Acceleration of unvested stock options (3)	–	–
Acceleration of unvested RSUs (4)	–	–
Total	756,503	1,383,404
David P. Radloff
Severance Pay Plan (1)	500,505	–
Severance and Change in Control Agreement (2)	–	826,410
Acceleration of unvested stock options (3)	–	–
Acceleration of unvested RSUs (4)	–	–
Total	500,505	826,410
D. Mark Jelkin
Severance Pay Plan (5)	242,536
Severance and Change in Control Agreement (6)	–	465,043
Acceleration of unvested stock options (3)	–	–
Acceleration of unvested RSUs (4)	–	45,681
Total	242,536	510,724
Connie L. Pautz
Severance Pay Plan (5)	233,114	–
Severance and Change in Control Agreement (6)	–	445,067
Acceleration of unvested stock options (3)	–	–
Acceleration of unvested RSUs (4)	–	–
Total	233,114	445,067
Dale M. Ruzicka
Severance Pay Plan (5)	236,671	–
Severance and Change in Control Agreement (6)	–	450,954
Acceleration of unvested stock options (3)	–	–
Acceleration of unvested RSUs (4)	–	–
Total	236,671	450,954

(1)	Lump sum payment equal to 1.5 times annual base salary; average annual cash incentive payout for fiscal 2015, 2014 and 2013; and 12 months of medical and dental insurance premiums.

(2)	Lump sum payment equal to two times annual base salary, target annual cash incentive amount for fiscal 2015, and 24 months of medical and dental insurance premiums.

(3)	The value of the accelerated vesting is equal to the difference, if any, between the fair market value of our stock on September 27, 2015 (using the $1.41 closing sale price of a share of our common stock on the NASDAQ Global Select Market on September 25, 2015, the last trading day of the fiscal year) and the exercise price of each unvested option. As of September 27, 2015, all outstanding options had exercise prices greater than $1.41.

(4)	The value of the acceleration is equal to the fair market value of our stock on September 27, 2015 (using the closing sale price of a share of our common stock on the NASDAQ Global Select Market on September 25, 2015, the last trading day of the fiscal year) for each unvested RSU.

(5)	Lump sum payment equal to one times annual base salary; average annual cash incentive payout for fiscal 2015, 2014 and 2013; and six months of medical and dental insurance premiums.

(6)	Lump sum payment equal to 1.5 times annual base salary, target annual cash incentive amount for fiscal 2015, and 18 months of medical and dental insurance premiums.

Director Compensation

Directors who are employees receive no additional compensation for serving on our board of directors. Non-employee directors receive annual cash retainers, cash fees for attendance at board and committee meetings (except for the chairman), and equity awards in the form of stock options. Cash retainers and attendance fees were unchanged for 2015, but annual stock option awards were increased to 10,000 shares. The following table describes the compensation arrangements with our non-employee directors for the one-year period commencing with our annual shareholder meeting held January 29, 2015.

Compensation Element	Amount Payable
Annual cash retainers
• Board chairman	$125,000
• Board member (other than chairman)	$30,048
• Audit committee chair	$15,000
• Compensation committee and governance and nominating committee chairs	$5,000
• Audit committee member (other than the chair)	$5,000
Meeting fee (1) (not payable to chairman)	$1,188
Stock option award (2)	10,000 shares
Shares in lieu of cash retainer	Unrestricted shares equal in value to 100% of cash retainer elected to be paid in equity.

(1)	We pay a meeting fee for each board of directors and committee meeting attended by a non-employee director (other than the chairman) in person or by telephone. We also reimburse directors for travel and lodging expenses incurred in connection with their attendance at board of directors and committee meetings and shareholder meetings, and for traveling to visit company operations.

(2)	We historically provide a stock option award to each non-employee director on the date he or she is first elected or appointed to the board and on the date of each annual meeting of stockholders if the director’s service will continue beyond that annual meeting of shareholders. In accordance with the restrictions on grants of equity awards contained in the agreement and plan of merger pursuant to which our company will be acquired by TDK Corporation, no new equity awards have been granted since November 1, 2015.

The following table summarizes compensation provided to each non-employee director for services provided during fiscal 2015.

Director Compensation for Fiscal 2015

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Wayne M. Fortun	125,000	24,451	–	149,451
Martha Goldberg Aronson	46,678	24,451	–	71,129
Russell Huffer	72,119	24,451	–	96,570
Frank P. Russomanno	62,368	24,451	–	86,819
Philip E. Soran	55,240	24,451	–	79,691
Thomas R. VerHage	72,368	24,451	–	96,819

(1)	For fiscal 2015, each non-employee director could elect to receive some or all of the retainer payments to which he or she was entitled in the form of shares of our common stock, with the number of shares determined by dividing the amount of the retainer payment to be received in shares by the fair market value of a share of our common stock on the date the cash retainer payment would have been made, rounded down to the nearest whole share. The following directors made such elections and received the number of shares indicated during fiscal 2015:

Name	Shares Received (#)	Cash Retainer Foregone ($)
Frank P. Russomanno	11,318	26,286
Philip E. Soran	8,621	20,024

(2)	Each non-employee director who was a member of our board on January 29, 2015, the date of our 2015 Annual Meeting of Shareholders, received a non-statutory stock option award with an exercise price of $3.50 per share on that date. The amounts shown in the “Option Awards” column represent the aggregate grant date fair value of these awards computed in accordance with FASB ASC Topic 718. For additional information regarding our calculation of the grant date fair value of options granted in fiscal 2015, see Note 5, “Employee Benefits – Stock Options,” in the Notes to Consolidated Financial Statements included in the Original Filing.

The aggregate number of shares subject to exercisable and non-exercisable options held by each non-employee director as of September 27, 2015 was as follows:

Name	Number of Shares Underlying Exercisable Options at 9/27/15	Number of Shares Underlying Unexercisable Options at 9/27/15
Wayne M. Fortun	566,481	20,740
Martha Goldberg Aronson	20,001	14,999
Russell Huffer	38,001	14,999
Frank P. Russomanno	15,001	14,999
Philip E. Soran	7,500	14,999
Thomas R. VerHage	38,001	14,999

Stock Option Grants

We grant each non-employee director a non-statutory stock option award on the date he or she is first elected or appointed to our board of directors and grant an award to each non-employee director whose service will continue beyond the annual meeting of shareholders on the date of each annual meeting. Each option has an exercise price equal to the fair market value per share of the common stock on the day the option was granted. Each option granted in fiscal 2015 becomes exercisable as to one-third of the shares subject to the option on each of the first, second and third anniversaries of the date of grant. Exercisability of an option will be accelerated if a director dies or becomes disabled or upon a change in control of our company. The normal term of a stock option is 10 years from the date of grant. If a director’s service on our board of directors ends prior to that time, vested options will remain exercisable for three months, unless the director’s service ended due to death or disability or after at least five years of service as a director, in which case vested options will remain exercisable for three years after service ends (but not beyond the end of their original 10-year term). If a director has reached age 65 and has completed at least five years of service when his or her service as a director ends, each vested option will remain exercisable until the end of its originally scheduled term. Our compensation committee retains discretion to accelerate the exercisability of any option, and to cancel any option in connection with certain mergers, sales of corporate assets or statutory share exchanges, or any dissolution or liquidation involving our company.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee has ever been an officer or employee of our company or of any of our subsidiaries or affiliates, or has had any relationship with our company requiring disclosure herein other than service as a director. None of our executive officers has served on the board of directors or on the compensation committee of any other entity, any officers of which served either on our board of directors or on our compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of September 27, 2015 for compensation plans under which securities may be issued:

Plan Category	Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)		Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)
Equity Compensation Plans Approved by Securityholders	4,045,316	(1)	8.175	(2)	923,396	(3)
Equity Compensation Plans Not Approved by Securityholders	–		–		49,481	(4)
Total	4,045,316				972,877

(1)	Reflects securities to be issued under the 1996 Incentive Plan and 2011 Incentive Plan, and includes 3,335,417 shares issuable upon the exercise of outstanding stock options, and 691,899 shares issuable upon the settlement of outstanding RSUs.

(2)	Reflects the weighted average exercise price of outstanding options. There is no exercise price for outstanding RSUs.

(3)	Includes securities available for future issuance under the 2011 Incentive Plan, other than upon the exercise of an outstanding option or the vesting of an outstanding RSU.

(4)	Includes securities available for future issuance under the Hutchinson Technology Incorporated Non-Employee Directors Equity Plan, through which our non-employee directors can elect to receive some or all of the cash retainer payments to which they are entitled in the form of shares of our common stock.

Security Ownership of Principal Shareholders and Management

The following table sets forth, as of January 22, 2016, the ownership of common stock by each shareholder who we know beneficially owns more than 5% of our outstanding common stock, each director and director nominee, each named executive officer listed in the Summary Compensation Table, and all executive officers and directors as a group. At January 22, 2016, there were 33,904,128 shares of common stock issued and outstanding, each of which is entitled to one vote.

Name of Beneficial Owner or Identity of Group	Amount and Nature of Beneficial Ownership(1)		Percentage of Outstanding Shares(2)
Directors, director nominees and executive officers:
Wayne M. Fortun	876,108	(3)	2.5%
Martha Goldberg Aronson	76,668	(4)	*
Russell Huffer	89,361	(5)	*
Frank P. Russomanno	88,471	(6)	*
Philip E. Soran	89,364	(7)	*
Thomas R. VerHage	251,067	(8)	*
Richard J. Penn	591,459	(9)	1.7%
David P. Radloff	243,008	(10)	*
D. Mark Jelkin	76,169	(11)	*
Connie L. Pautz	183,773	(12)	*
Dale M. Ruzicka	138,904	(13)	*
Executive officers and directors as a group (11 persons)	2,704,352	(14)	7.6%
Other beneficial owners:
Whitebox Advisors LLC 3033 Excelsior Boulevard, Suite 300 Minneapolis, MN 55416	3,714,247	(15)	11.0%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	2,022,881	(16)	6.0%

*	Less than 1%.
(1)	Unless otherwise indicated in the footnotes to this table, (a) the listed beneficial owner has sole voting power and investment power with respect to the number of shares shown, and (b) no director or executive officer has pledged as security any shares shown as beneficially owned. Includes shares subject to options and warrants or issuable upon conversion of convertible debt that is currently exercisable/convertible or will be exercisable/convertible within 60 days of January 22, 2015. Excludes fractional shares held by any listed beneficial owner.
(2)	For purposes of computing percentage ownership of each listed beneficial owner or group, shares subject to options and warrants or issuable upon conversion of convertible debt held by that person or members of the group that are currently exercisable/convertible or exercisable/convertible within 60 days of January 22, 2015 are deemed to be outstanding and beneficially owned by that person or group. These shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(3)	Of these shares, Mr. Fortun holds 177,038 in joint tenancy with his wife. Includes 538,889 shares covered by options granted to Mr. Fortun.
(4)	Includes 26,668 shares covered by options granted to Ms. Goldberg Aronson and 50,000 held in a trust of which Ms. Goldberg Aronson is the trustee.
(5)	Includes 41,668 shares covered by options granted to Mr. Huffer.
(6)	Includes 21,668 shares covered by options granted to Mr. Russomanno.
(7)	Includes 7,500 shares covered by options granted to Mr. Soran.
(8)	Of these shares, Mr. VerHage holds 196,975 in joint tenancy with his wife. Includes 44,668 shares covered by options granted to Mr. VerHage.
(9)	Includes 493,001 shares covered by options granted to Mr. Penn.
(10)	Includes 220,000 shares covered by options granted to Mr. Radloff.
(11)	Includes 49,667 shares covered by options granted to Mr. Jelkin.
(12)	Includes 178,001 shares covered by options granted to Ms. Pautz.
(13)	Includes 131,501 shares covered by options granted to Mr. Ruzicka.
(14)	Includes 1,759,898 shares covered by options granted to our executive officers and directors.
(15)	Based on information contained in a Schedule 13G/A filed with the SEC on August 12, 2015, reflecting the shareholder’s beneficial ownership as of August 3, 2015. Whitebox Advisors LLC had shared voting and dispositive power for all 3,714,247 shares as a result of its ownership of the convertible notes. All of the 3,714,247 shares are beneficially owned by Whitebox General Partner LLC as a result of its ownership of the convertible notes.
(16)	Based on information contained in a Schedule 13G/A filed with the SEC on February 5, 2015, reflecting the shareholder’s beneficial ownership as of December 31, 2014. Dimensional Fund Advisors LP had sole voting power for 1,948,460 of the shares and sole dispositive power for all 2,022,881 shares. Dimensional Fund Advisors LP furnishes investment advice to four investment companies and serves as investment manager or sub-adviser to certain other commingled funds, group trust and separate accounts (such investment companies, trusts and accounts, collectively referred to as “funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an advisor or sub-advisor to certain funds. In its roles as an investment advisor, sub-adviser, or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting or investment power over our securities that are owned by the funds, and may be deemed to be the beneficial owner of the shares held by the funds. However, all of the securities reported are owned by the funds. Dimensional disclaims beneficial ownership of such securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

Our audit committee must approve any related person transaction in which our company is a participant before commencement of the transaction, provided, however, that if a related person transaction is identified after it commences, it will be brought to the audit committee for review and possible ratification. The audit committee will approve or ratify a transaction only if it determines that the transaction is beneficial to our company and that the terms of the transaction are fair to our company.

For these purposes, a “related person” includes our directors, nominees for director, executive officers, any holder of more than 5% of our common stock, and any immediate family member of any of the foregoing persons. A “related person transaction” means any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which our company is a participant and in which a related person has a direct or indirect interest, other than the following:

•	payment of compensation by us to a related person for service as a director or executive officer;

•	transactions available to all employees or all shareholders on the same terms; and

•	transactions that, when aggregated with the amount of all other transactions between the related person and us, involve less than $120,000 in a fiscal year.

In determining whether to approve a related person transaction, our audit committee will analyze factors such as whether the transaction is material to our company, the role the related person has played in arranging the transaction, the structure of the transaction and the interests of all related persons in the transaction.

Our audit committee may, in its sole discretion, approve or disapprove any related person transaction. Approval of a related person transaction may be conditioned upon our company and the related person following certain procedures designated by the audit committee. With regard to any transaction for which ratification is sought, the audit committee may require amendment or termination of the transaction.

No related person transactions were approved or identified in fiscal 2015.

Director Independence

Our board of directors has determined that Ms. Goldberg Aronson and Messrs. Huffer, Russomanno, Soran and VerHage are “independent,” as that term is defined by the NASDAQ Stock Market Rules.

Item 14.	Principal Accountant Fees and Services

The firm of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Ltd. and their respective affiliates, known collectively as Deloitte & Touche, have served as our independent registered public accounting firm since June 13, 2002.

Fees

The following table presents the aggregate fees paid or accrued by us for professional services provided by Deloitte & Touche for fiscal 2015 and 2014.

Description of Fees	Fiscal 2015 Amount	Fiscal 2014 Amount
Audit Fees	$517,000	$506,000
Audit-Related Fees	97,000	–
Total Audit and Audit-Related Fees	614,000	506,000
Tax Fees:
Tax Compliance Fees	135,000	131,000
Tax Consultation and Advice Fees	32,000	17,000
Total Tax Fees	167,000	148,000
All Other Fees	2,000	2,000
Total	$783,000	$656,000

Audit Fees

The audit fees set forth above consist of fees paid or accrued by us for professional services provided by Deloitte & Touche for audit services during each fiscal year in connection with the audit of our annual financial statements, reviews of our interim financial statements, audit services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory audits and/or filings, or consultations on financial accounting and reporting matters arising during the course of the audit, and audit of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

The audit-related fees set forth above consist of fees paid or accrued by us for professional services provided by Deloitte & Touche related to registration statements, other SEC-required correspondence and filings, consultation on financial accounting standards and other services in connection with TDK Corporation’s pending acquisition of our company.

Tax Fees

The tax fees set forth above consist of fees paid or accrued by us for professional services provided by Deloitte & Touche for tax compliance, consisting of preparation of tax returns, tax consultation and tax advice, consisting primarily of international tax planning.

All Other Fees

The amounts shown for fiscal 2015 and 2014 consist of fees for research services.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Audit Committee Charter requires that our audit committee approve the retention of our independent registered public accounting firm for any audit and non-audit service and consider whether the provision of any non-audit services by our independent registered public accounting firm is compatible with maintaining our independent registered public accounting firm’s independence, prior to engagement for these services. Our audit committee actively monitors the relationship between audit and non-audit services provided. In fiscal 2015 and 2014, all of the services listed under the headings Audit-Related Fees, Tax Fees and All Other Fees were pre-approved by our audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b)	Exhibits:

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 25, 2016.

HUTCHINSON TECHNOLOGY INCORPORATED

By	/s/ Richard J. Penn
Richard J. Penn,
President and Chief Executive Officer

Exhibit Index

Exhibit No.	Description	Method of Filing
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically