Form 10-Q
period 2015-12-27
HUTCHINSON TECHNOLOGY INC
filed 2016-02-03
CIK 772897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 27, 2015

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

As of February 1, 2016, the registrant had 33,904,128 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUTCHINSON TECHNOLOGY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

(In thousands, except shares and per share data)

	December 27, 2015	September 27, 2015
ASSETS
Current assets:
Cash and cash equivalents (Note 3)	$48,497	$39,454
Short-term investments restricted (Note 4)	506	965
Trade receivables, net	11,611	15,860
Other receivables	1,579	2,707
Inventories	37,880	40,148
Other current assets	2,934	3,588
Total current assets	103,007	102,722

Property, plant and equipment, net	129,335	134,509
Other assets	4,529	4,281
Total assets	$236,871	$241,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt, net of discount (Note 7)	$12,750	$3,000
Current portion of capital lease obligation	2,181	2,188
Accounts payable	18,593	19,877
Accrued compensation	9,896	9,388
Accrued expenses and other	5,288	4,239
Accrued interest	3,691	2,838
Total current liabilities	52,399	41,530

Long-term debt, net of discount (Note 7)	112,010	122,156
Capital lease obligation	3,788	4,220
Other long-term liabilities	2,589	2,731
Commitments and contingencies (Notes 7, 8, and 14)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 33,839,000 and 33,540,000 issued and outstanding	339	335
Additional paid-in capital (Note 7)	452,528	452,165
Accumulated other comprehensive loss	(4,169)	(4,309)
Accumulated loss	(382,613)	(377,316)
Total shareholders’ equity	66,085	70,875
Total liabilities and shareholders’ equity	$236,871	$241,512

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(In thousands, except per share data)

	Thirteen Weeks Ended
	December 27, 2015	December 28, 2014

Net sales	$63,927	$72,423
Cost of sales	52,206	60,959
Gross profit	11,721	11,464

Research and development expenses	5,857	6,042
Selling, general and administrative expenses	5,207	5,984
Merger related expenses	3,437	–
Severance and site consolidation expenses (Note 11)	–	159
Loss from operations	(2,780)	(721)

Other income (expense), net	151	(555)
Loss on extinguishment of long-term debt (Note 7)	–	(4,318)
Interest income	12	4
Interest expense	(3,283)	(4,453)
Loss before income taxes	(5,900)	(10,043)
Benefit for income taxes (Note 13)	(603)	(145)
Net loss	$(5,297)	$(9,898)
Basic loss per share	$(0.16)	$(0.32)
Diluted loss per share	$(0.16)	$(0.32)

Weighted-average common shares outstanding	33,674	30,548
Weighted-average diluted shares outstanding	33,674	30,548

HUTCHINSON TECHNOLOGY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED

(In thousands)

	Thirteen Weeks Ended
	December 27, 2015	December 28, 2014
Net loss	$(5,297)	$(9,898)
Other comprehensive gain (loss), net of tax:
Gain (loss) on foreign currency translation, net of income taxes of $0	140	(525)
Other comprehensive gain (loss)	140	(525)
Total comprehensive loss	$(5,157)	$(10,423)

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(In thousands)

	Thirteen Weeks Ended
	December 27, 2015	December 28, 2014
OPERATING ACTIVITIES:
Net loss	$(5,297)	$(9,898)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	6,708	8,201
Stock-based compensation	338	291
(Gain) loss on disposal of assets	(184)	5
Non-cash interest expense	354	858
Loss on extinguishment of debt (Note 7)	–	4,318
Severance and site consolidation expenses (Note 11)	–	(27)
Changes in operating assets and liabilities	8,717	(606)
Cash provided by operating activities	10,636	3,142

INVESTING ACTIVITIES:
Capital expenditures	(1,363)	(6,285)
Proceeds from the sale and sale/leaseback of equipment	321	836
Change in restricted cash (Note 3)	48	(42,570)
Purchases of marketable securities	(506)	(965)
Sales/maturities of marketable securities	965	965
Cash used for investing activities	(535)	(48,019)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	29	24
Repayments of capital lease	(602)	(521)
Repayments of revolving credit line	(17,471)	(55,901)
Proceeds from revolving credit line	17,471	46,368
Repayments of debt	(750)	–
Proceeds from private placement of debt	–	37,500
Proceeds from term loan	–	15,000
Debt refinancing costs	–	(3,175)
Cash (used for) provided by financing activities	(1,323)	39,295

Effect of exchange rate changes on cash	265	1,199

Net increase (decrease) in cash and cash equivalents	9,043	(4,383)

Cash and cash equivalents at beginning of period	39,454	37,939

Cash and cash equivalents at end of period	$48,497	$33,556

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$1,826	$474
Income taxes paid	$20	$3
Assets acquired through capital lease	$131	$647
Non-cash exchange of debt for equity (Note 7)	$–	$15,000

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Columnar dollar amounts in thousands, except per share amounts)

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2016” mean our fiscal year ending September 25, 2016, references to “2015” mean our fiscal year ended September 27, 2015 and references to “2014” mean our fiscal year ended September 28, 2014.

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

(2) ENTRY INTO MERGER AGREEMENT

On November 1, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Headway Technologies, Inc. (“Parent”) and Hydra Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Subsidiary”). Pursuant to the Merger Agreement, Merger Subsidiary will merge with and into our company and our company will continue as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”). Parent and Merger Subsidiary are each beneficially owned by TDK Corporation, a Japanese electronics company.

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

The Additional Consideration will be determined prior to consummation of the Merger and will be an amount equal to approximately $0.01 per share for each $500,000 of our Net Cash (as defined in the Merger Agreement) over $17,500,000 as of a fiscal period end within 45 days prior to the consummation of the Merger. We cannot predict the amount of Additional Consideration, if any, that will be payable to shareholders. As of December 27, 2015, our Net Cash position was $49,900,000.

On January 28, 2016, at a special meeting of our shareholders, the Merger Agreement, and the Merger pursuant to that agreement, was approved by our shareholders. We expect to complete the transactions contemplated by the Merger Agreement either late in the first calendar quarter or during the second calendar quarter of 2016, subject to the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement.

During the thirteen weeks ended December 27, 2015, we incurred $3,437,000 of expenses related to the pending Merger.

(3) CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less.

As of December 27, 2015, and September 27, 2015, we had $1,629,000 and $1,677,000, respectively, of cash and cash equivalents that were restricted in use, which are classified in other current assets. These amounts for both periods covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account.

(4) INVESTMENTS

A summary of our investments is as follows:

	December 27, 2015	September 27, 2015
Available-for-sale securities
U.S government debt securities	$506	$965

Our short-term investments are comprised of United States government debt securities. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive gain or loss within shareholders’ equity.

As of December 27, 2015, our short-term investments were scheduled to mature within one year.

As of December 27, 2015, and September 27, 2015, we had $506,000 and $965,000, respectively, of short-term investments that were restricted in use. The amounts are required by the State of Minnesota to be held as security for our self-insured workers compensation programs.

(5) TRADE RECEIVABLES

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $11,611,000 at December 27, 2015, and $15,860,000 at September 27, 2015, are net of allowances for sales returns of $563,000 and $623,000, respectively.

During the thirteen weeks ended December 27, 2015, we entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Hongkong and Shanghai Banking Corporation Limited, Bangkok Branch (“HSBC”), under which our Thai subsidiary, Hutchinson Technology Operations (Thailand) Co. Ltd., sold, without recourse, an aggregate of $32,754,000 of its accounts receivable to HSBC and was paid 100% of the face value of the accounts receivable, less interest expense of LIBOR plus 1.75%. The balance remaining to be paid to our Thai subsidiary from HSBC as of September 27, 2015 was $1,228,000, included within the line item “Other receivables” on our consolidated balance sheet. As of December 27, 2015, there was no outstanding balance to be paid to our Thai subsidiary from HSBC.

We also entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Bank of America, N.A., Bangkok Branch (“Bank of America”), under which our Thai subsidiary can sell, without recourse, approximately 90% of its accounts receivable to Bank of America and be paid the full face value of that accounts receivable sold, less interest expense of LIBOR plus 1.50%. The approximately 10% remainder due on the receivable is included in our trade receivables balance until paid. During the thirteen weeks ended December 27, 2015, our Thai subsidiary sold $16,757,000 of its accounts receivable to Bank of America, which has been paid in full.

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

September 27, 2015	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	December 27, 2015
$623	$275	$(335)	$563

(6) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at December 27, 2015, and September 27, 2015:

	December 27, 2015	September 27, 2015

Raw materials	$17,301	$19,236
Work in process	8,678	9,537
Finished goods	11,901	11,375
	$37,880	$40,148

(7) Debt

Debt consisted of the following at December 27, 2015, and September 27, 2015:

	December 27, 2015	September 27, 2015

8.50% Secured Notes	$63,931	$63,931
8.50% Secured Notes debt discount	(1,430)	(1,742)
10.875% Notes	12,200	12,200
10.875% Notes debt discount	(191)	(233)
8.50% New Convertible Notes	37,500	37,500
PNC Bank term loan	12,750	13,500
Total debt, net of discounts	124,760	125,156
Less: Current maturities, net of discounts	(12,750)	(3,000)
Total long-term debt, net of discounts	$112,010	$122,156

October 2014 Financing Transactions

On October 23, 2014, we issued $37,500,000 aggregate principal amount of 8.50% Convertible Senior Notes due 2019 (the “8.50% New Convertible Notes”). The 8.50% New Convertible Notes bear interest at a rate of 8.50% per annum, payable semi-annually in arrears on April 30 and October 31 of each year, beginning April 30, 2015. The 8.50% New Convertible Notes mature on October 31, 2019. Each $1,000 principal amount of the 8.50% New Convertible Notes is convertible into 266.6667 shares of our common stock (which is equal to an initial conversion price of approximately $3.75 per share), subject to adjustment under certain circumstances. The 8.50% New Convertible Notes rank pari passu in right of payment with all existing and future senior indebtedness of our company. Certain beneficial holders of the 8.50% New Convertible Notes had the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes were escrowed until the put right expired on February 20, 2015. Additionally, we were required to escrow at least $35,000,000 of cash that was restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Senior Notes due 2026 (the “8.50% Convertible Notes”), plus accrued but unpaid interest thereon. We capitalized debt financing costs of $1,652,000 which are being amortized over five years or until the maturity date. The amortization expense is included in interest expense. On January 15, 2015, we completed a redemption of the existing $39,822,000 aggregate principal amount of 8.50% Convertible Notes. To fund this, we used the escrowed $35,000,000 and our existing cash.

On October 23, 2014, we entered into an agreement providing for the private exchange of $15,000,000 aggregate principal amount of our 8.50% Senior Secured Second Lien Notes due 2017 (the “8.50% Secured Notes”) held by a certain holder for 2,500,000 shares of our common stock and warrants to purchase an additional 2,500,000 shares of our common stock on a cashless basis at an exercise price of $0.01 per share. On November 25, 2014, 1,250,000 warrants were exercised which resulted in the issuance of 1,246,493 shares of common stock. On January 15, 2015, subsequent to the end of the first quarter of 2015, the remaining 1,250,000 warrants were exercised which resulted in the issuance of 1,246,428 shares of common stock and there were no warrants remaining outstanding. The fair value of the common stock and warrants was recorded in additional paid-in capital in the amount of $17,388,000. Applying debt extinguishment accounting, we recorded a loss on extinguishment of debt of $4,318,000 in our first quarter of 2015. The loss also included $1,232,000 of broker, legal and accounting fees related to the exchange transaction.

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

As described previously, on October 23, 2014, we entered into an agreement for the private exchange of $15,000,000 aggregate principal amount of our 8.50% Secured Notes held by a certain holder for 2,500,000 shares of our common stock and warrants to purchase an additional 2,500,000 shares of our common stock on a cashless basis at an exercise price of $0.01 per share. On November 25, 2014, 1,250,000 warrants were exercised which resulted in the issuance of 1,246,493 shares of common stock. On January 15, 2015, subsequent to the end of the first quarter of 2015, the remaining 1,250,000 warrants were exercised which resulted in the issuance of 1,246,428 shares of common stock and there were no warrants remaining outstanding.

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

To accommodate the January 2013 debt transactions, on January 22, 2013, we entered into (i) a first supplemental indenture to the indenture dated as of March 30, 2012, which governs the 8.50% Secured Notes, and (ii) a consent and third amendment to our senior secured credit agreement.

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

On April 30, 2015, we further amended the Credit Agreement to maintain compliance with a preexisting financial covenant. This amendment modified the fixed charge coverage covenant under the Credit Agreement to eliminate the requirement for our quarters ended March 29, 2015, June 28, 2015 and September 27, 2015 and to change the measurement periods starting with our quarter ending December 27, 2015 by excluding from such measurement periods all quarters ended before September 27, 2015, and implemented an additional earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant for our quarters ended March 29, 2015, June 28, 2015 and September 27, 2015.

On December 10, 2015, we entered into a ninth amendment to our Credit Agreement with PNC Bank. The amendment modified the Credit Agreement to defer application of the fixed charge coverage covenant until December 25, 2016, and impose a minimum EBITDA requirement and a new minimum liability requirement for 2016.

From time to time, we borrow funds under the Senior Secured Credit Facility. As of December 27, 2015, we had no outstanding balance. Our average outstanding balance in the thirteen weeks ended December 27, 2015 was $238,000. Amounts borrowed under the Senior Secured Credit Facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the Credit Agreement.

If we are unable to generate sufficient operating results in future quarters, we may not be able to comply with financial covenants in the Credit Agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period. As of December 27, 2015, we were in compliance with the financial covenants set forth in the Credit Agreement.

PNC Bank Term Loan

On December 23, 2014, we entered into an amendment to our existing senior secured credit facility dated as of September 16, 2011, as previously amended, with PNC Bank as agent and lender.

Pursuant to the amendment, a term loan was made to us in the amount of $15,000,000. The covenants in the Credit Agreement also apply to this term loan. The term loan may consist of domestic rate loans, with a per annum interest rate equal to PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 2.50%, or LIBOR rate loans, with a per annum interest rate equal to 3.50% plus the greater of the LIBOR rate (as defined in the Credit Agreement) or 1.00%, or a combination thereof. As a result, our interest rate for the first quarter of 2015 was 4.5%. The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015 and continuing through January 1, 2020. In the event that the Credit Agreement is not extended beyond December 1, 2016, the balance due on the term loan will also become due on December 1, 2016. Accordingly, the term loan has been classified as current debt in our consolidated balance sheet. Once repaid, amounts borrowed under the term loan may not be reborrowed. As of December 27, 2015, we had $12,750,000 outstanding.

(8) COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have commitments under various capital and operating lease agreements. Assets acquired under capital leases are depreciated over the useful life of the asset.

The future minimum lease payments for all capital and operating leases as of December 27, 2015, are as follows:

	Capital Leases	Operating Leases
2016	$1,978	$704
2017	2,395	320
2018	1,402	249
2019	605	218
Thereafter	19	72
Total future minimum lease payments	6,399	1,563
Less: Interest	(430)	–
Total future minimum lease payments excluding interest	$5,969	$1,563

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

In November and December 2015, following the announcement of the Merger, four actions were filed by purported shareholders of the company in the United States District Court for the District of Minnesota. The actions are captioned David Erickson v. Hutchinson Technology Incorporated, et al., Case No. 0:15-cv-04261-DSD-LIB, Stephen M. Harnik v. Hutchinson Technology Incorporated, et al., Case No. 0:15-cv-04321, Jesse Hendricks v. Richard J.Penn, et al., Case No. 0:15-cv-04338, and Matthew Ridler and Lori Ridler v. Hutchinson Technology Incorporated, Case No. 0:15-cv-04356-MJD-TNL. The plaintiffs each purport to bring their action as a class action on behalf of the company’s public shareholders. All four complaints name the company and its directors as defendants, and allege that they have violated Sections 14(a) and 20(a) of, and Rule 14a-9 under, the Securities Exchange Act of 1934 by filing a preliminary proxy statement that contains materially incomplete and misleading statements and omissions. The Hendricks complaint also names Parent and Merger Subsisiaryas defendants, and includes claims under state law for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and equitable relief under the Minnesota Business Corporation Act. The Hendricks complaint alleges that the company’s directors breached their fiduciary duties to the company by operating an inadequate sale process, agreeing to a merger with Parent and Merger Subsidiary at an unfair price, and agreeing to deal protection provisions that are unfavorable to the company and its shareholders. All of the federal complaints seek injunctive and equitable relief, including an order enjoining the closing of the Merger until the alleged deficiencies in the preliminary proxy statement have been corrected; damages in an unspecified amount; and an award of plaintiffs’ attorneys’ fees, costs, and disbursements. The defendants have not yet responded to any of the complaints, but intend to move to dismiss the actions.We believe that the actions are without merit, and intend to vigorously defend against all claims asserted

We are a party from time to time to ordinary routine litigation incidental to our business. The outcome of such claims, if, any, is not expected to materially affect our current or future financial position or results of operations.

(9) ACCUMULATED OTHER COMPREHENSIVE LOSS

Other comprehensive gain (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. Our other comprehensive gain (loss) is comprised of unrealized gains and losses on foreign translation adjustments.

Accumulated other comprehensive gain (loss), net of tax (see Note 13 for a discussion of income taxes), was as follows:

Foreign Currency Translation Adjustments
Balance as of September 27, 2015	$(4,309)
Other comprehensive gain	140
Balance as of December 27, 2015	$(4,169)

Balance as of September 28, 2014	$(543)
Other comprehensive loss	(525)
Balance as of December 28, 2014	$(1,068)

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

(11) SEVERANCE AND SITE CONSOLIDATION EXPENSES

A summary of our severance and site consolidation expenses as of December 28, 2014, is as follows:

	Severance	Site Consolidation Expenses	Total
Accrual balances, September 28, 2014	$27	$–	$27
Restructuring charges	(19)	178	159
Cash payments	(8)	(178)	(186)
Accrual balances, December 28, 2014	–	–	–

In recent years, we had multiple severance and manufacturing consolidation and restructuring plans in place to support efforts to improve operating results and liquidity through improved utilization of our facilities in both the U.S. and Thailand.

In connection with the consolidation of our operations, we incurred site consolidation expenses of $178,000 during the thirteen weeks ended December 28, 2014. The site consolidation expenses consisted primarily of internal labor and contractors.

All severance and benefits amounts owed have been paid in full.

(12) OTHER INCOME (EXPENSE)

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other income (expense), net” in our condensed consolidated statements of operations. For the thirteen weeks ended December 27, 2015, and December 28, 2014, we recognized a foreign currency gain of $33,000 and a foreign currency loss of $640,000, respectively. These were primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

(13) INCOME TAXES

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. At September 27, 2015, we had a valuation allowance of $239,912,000. We assess whether valuation allowances should be established against our deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. Our current or previous losses are given more weight than our future outlook. Our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance was appropriate. Accordingly, we concluded that a full valuation allowance was appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

The income tax benefit for the thirteen weeks ended December 27, 2015 was $603,000, compared to the income tax benefit of $145,000 for the thirteen weeks ended December 28, 2014. For the thirteen weeks ended December 27, 2015, the net benefit of $603,000 was made up of credits for the expected future refunds of previously paid U.S. Federal Alternative Minimum Tax, as provided by the Protecting Americans from Tax Hike legislation enacted on December 18, 2015, offset primarily by various foreign withholding and income taxes we incur. For the thirteen weeks ended December 28, 2014, we recognized a $145,000 benefit due to reserves for certain tax refunds that were released due to the expiration of the applicable statute of limitations.

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

We recorded stock-based compensation expense related to our stock options, RSUs and common stock, included in selling, general and administrative expenses, of $338,000 and $291,000 for the thirteen weeks ended December 27, 2015, and December 28, 2014, respectively. As of December 27, 2015, $1,775,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 18 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirteen weeks ended December 28, 2014, was $2.65. Pursuant to the terms of the Merger Agreement, there were no options granted during the thirteen weeks ended December 27, 2015. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

Thirteen Weeks Ended
December 28, 2014
Risk-free interest rate	2.9%
Expected volatility	80.0%
Expected life (in years)	8.0
Dividend yield	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the thirteen weeks ended December 27, 2015, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)
Outstanding at September 27, 2015	3,338,717	9.52	4.2
Granted	–	–
Exercised	(8,300)	3.03
Expired/Canceled	(196,885)	25.12
Outstanding at December 27, 2015	3,133,532	7.10	5.1
Options exercisable at December 27, 2015	2,728,344	7.66	4.6

The aggregate intrinsic value at December 27, 2015, of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding was $1,820,000. The aggregate intrinsic value of our stock options exercisable at December 27, 2015, was $1,711,000.

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Life (yrs.)
Non-vested at September 27, 2015	706,020	2.22	8.6
Granted	–	–
Vested	(300,832)	1.97
Canceled	–	–
Non-vested at December 27, 2015	405,188	2.40	8.6

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted-Average Remaining Contractual Life (yrs.)	Weighted-Average Price ($)	Number Exercisable	Weighted-Average Exercise Price ($)
1.45 - 3.00	912,387	7.1	2.12	793,867	1.99
3.01 - 5.00	1,200,627	5.8	3.18	913,959	3.09
5.01 - 10.00	490,383	3.9	7.33	490,383	7.33
10.01 - 37.95	530,135	1.4	24.33	530,135	24.33
Total	3,133,532	5.1	7.10	2,728,344	7.66

RSU transactions during the thirteen weeks ended December 27, 2015, are summarized as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value ($)
Non-vested at September 27, 2015	691,899	2.90
Granted	–	–
Vested	(355,769)	2.53
Canceled	–	–
Non-vested at December 27, 2015	336,130	3.30

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

A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended
	December 27, 2015	December 28, 2014
Net loss	$(5,297)	$(9,898)

Weighted-average common shares outstanding	33,674	30,548
Dilutive potential common shares	–	–
Weighted-average common and diluted shares outstanding	33,674	30,548

Basic loss per share	$(0.16)	$(0.32)

Diluted loss per share	$(0.16)	$(0.32)

Diluted loss per share for the thirteen weeks ended December 27, 2015, excludes potential common shares of 168,000 using the treasury stock method, and 14,630,000 using the if-converted method for the 8.50% New Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirteen weeks ended December 28, 2014, excludes potential common shares of 1,217,000 using the treasury stock method. Diluted loss per share for the thirteen weeks ended December 28, 2014, excludes potential common shares of 11,993,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive.

As discussed in Note 7, on October 23, 2014, we issued 2,500,000 shares of common stock and warrants to purchase 2,500,000 shares of our common stock as part of an exchange transaction. On November 25, 2014, 1,250,000 warrants were exercised, which resulted in the issuance of 1,246,493 shares of common stock. On January 15, 2015, the remaining 1,250,000 warrants were exercised, which resulted in the issuance of 1,246,428 shares of common stock. No warrants remain outstanding.

(16) FAIR VALUE MEASUREMENTS

Financial assets and liabilities that are remeasured and reported at fair value at each reporting period are classified and disclosed in one of the following three levels:

Level 1 –	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 –	Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

Level 3 –	Inputs that are unobservable for the asset or liability and that are significant to the fair value of the assets or liabilities.

The following tables present our assets that are measured at fair value on a recurring basis at December 27, 2015, and September 27, 2015:

	Fair Value Measurements at December 27, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$506	$–	$–	$506

	Fair Value Measurements at September 27, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$965	$–	$–	$965

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

The estimated fair values of our debt were as follows on each of the indicated dates:

	December 27, 2015		September 27, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.50% Secured Notes	$63,931	$64,011	$63,931	$64,011
10.875% Notes	12,200	12,972	12,200	12,972
8.50% New Convertible Notes	37,500	51,184	37,500	32,404
PNC Bank term loan	12,750	12,750	13,500	13,500

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2016” mean our fiscal year ending September 25, 2016, references to “2015” mean our fiscal year ended September 27, 2015, and references to “2014” mean our fiscal year ended September 28, 2014.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended September 27, 2015.

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

Entry into Merger Agreement

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

The Additional Consideration will be determined prior to consummation of the Merger and will be an amount equal to approximately $0.01 per share for each $500,000 of our Net Cash (as defined in the Merger Agreement) over $17,500,000 as of a fiscal period end within 45 days prior to the consummation of the Merger. We cannot predict the amount of Additional Consideration, if any, that will be payable to shareholders. As of December 27, 2015, our Net Cash position was $49,900,000.

On January 28, 2016, at a special meeting of our shareholders, the Merger Agreement, and the Merger pursuant to that agreement, was approved by our shareholders. We expect to complete the transactions contemplated by the Merger Agreement either late in the first calendar quarter or during the second calendar quarter of 2016, subject to the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement.

General Business

The majority of our revenue is derived from the sale of suspension assemblies to a small number of manufacturers. Suspension assemblies are precise electro-mechanical components that hold a disk drive’s read/write head at microscopic distances above the drive’s disks.

Sales to our three largest customers constituted 96% of net sales for the thirteen weeks ended December 27, 2015, as shown in the following table.

Customer	Percentage of Sales
Western Digital Corporation	58%
Seagate Technology, LLC	30%
SAE Magnetics, Ltd/TDK	8%

Significant portions of our revenue may be indirectly attributable to large manufacturers of disk drives, such as Western Digital Corporation, Seagate Technology, LLC and Toshiba Corporation, which may purchase read/write head assemblies that utilize our suspension assemblies from SAE Magnetics, Ltd/TDK. We expect to continue to depend on a limited number of customers for our sales, given the small number of disk drive manufacturers and head-gimbal assemblers. Our results of operations could be adversely affected by reduced demand from any one disk drive industry customer.

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

Suspension Assembly Shipments by Quarter
	2015				2016
	First	Second	Third	Fourth	First
Suspension assembly shipment quantities	122	101	87	105	107

Our suspension assembly shipments totaled 107 million in the first quarter of 2016, up 1% compared with 105 million in the fourth quarter of 2015. Demand weakened near the end of the quarter.

Average selling price remained at $0.57 for the first quarter of 2016, flat with the fourth quarter of 2015, and down from $0.58 in the first quarter of 2015.

Gross profit in the first quarter of 2016 was $11,721,000, or 18% of net sales, compared with $7,477,000 in the fourth quarter of 2015, or 12% of net sales. The sequential increase in gross profit was due to our continued efforts to reduce costs and a favorable product mix including suspensions using lower cost, internally-produced TSA+ flexures.

As part of our new business development efforts, we have been developing an optical image stabilization (“OIS”) actuator for smartphone cameras. Our new shape memory alloy (“SMA”) OIS actuator is currently undergoing testing and evaluation in prototype camera modules with a smartphone maker. The results from performance and reliability tests continue to be encouraging and we are continuing to work with companies in the smartphone camera supply chain on evaluations of our SMA OIS actuator.

During the first quarter of 2016, all of the costs of our SMA OIS initiative were classified as research and development expenses. Research and development expenses for the quarter increased to $5,857,000, compared to $3,796,000 in the fourth quarter of 2015 which was reduced by $1,520,000 of previously deferred income related to a former cost-sharing agreement for development of our SMA OIS actuator.

Outlook

We expect suspension assembly shipments in the second quarter of 2016 to range from 85 million to 95 million, in what is typically a seasonally slower period for suspension assembly shipments. Our average selling price is expected to be relatively flat on a sequential basis. The lower volume is expected to reduce our gross profit.

RESULTS OF OPERATIONS

Thirteen Weeks Ended December 27, 2015 vs. Thirteen Weeks Ended December 28, 2014

Net sales for the thirteen weeks ended December 27, 2015, were $63,927,000, compared to $72,423,000 for the thirteen weeks ended December 28, 2014, a decrease of $8,496,000. The decrease was due to a 12% decrease in suspension assembly unit shipments and a decrease in average selling price.

Gross profit for the thirteen weeks ended December 27, 2015, was $11,721,000, compared to gross profit of $11,464,000 for the thirteen weeks ended December 28, 2014, an increase of $257,000. Gross profit was 18% of net sales for the thirteen weeks ended December 27, 2015, compared to 16% of net sales for the thirteen weeks ended December 28, 2014. The increase in gross profit was primarily due to continued efforts to reduce costs and a favorable product mix including suspensions using lower cost, internally-produced TSA+ flexures. This was partially offset by decreased net sales.

Research and development expenses for the thirteen weeks ended December 27, 2015, were $5,857,000 compared to $6,042,000 for the thirteen weeks ended December 28, 2014, a decrease of $185,000. We continue to invest in our new business development activity related to the development of SMA OIS actuators for smartphone cameras.

Selling, general and administrative expenses for the thirteen weeks ended December 27, 2015, were $5,207,000, compared to $5,984,000 for the thirteen weeks ended December 28, 2014, a decrease of $777,000. The decrease was primarily due to lower professional services and supplies expense.

During the thirteen weeks ended December 27, 2015, we incurred $3,437,000 of expenses related to the pending Merger with TDK.

During the thirteen weeks ended December 28, 2014, as part of our continued focus on overall cost reductions, we recognized $159,000 of severance and site consolidation expenses. The site consolidation expenses were primarily supplies and internal labor related to the consolidation. All severance and benefits amounts owed have been paid in full.

Other expense, net, for the thirteen weeks ended December 27, 2015, included a foreign currency gain of $33,000, compared to a foreign currency loss of $640,000 for the thirteen weeks ended December 28, 2014. The foreign currency activity was primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

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

Interest expense for the thirteen weeks ended December 27, 2015, was $3,283,000, compared to $4,453,000 for the thirteen weeks ended December 28, 2014, a decrease of $1,170,000. The decrease in interest expense was primarily due to a reduction in our outstanding debt amounts.

The income tax benefit for the thirteen weeks ended December 27, 2015, was $603,000, compared to the income tax benefit of $145,000 for the thirteen weeks ended December 28, 2014. For the thirteen weeks ended December 27, 2015, the net benefit of $603,000 was made up of credits for the expected future refunds of previously paid U.S. Federal Alternative Minimum Tax, as provided by the Protecting Americans from Tax Hike legislation enacted on December 18, 2015, offset primarily by various foreign withholding and income taxes we incur. For the thirteen weeks ended December 28, 2014, the net benefit of $145,000 was made up of a credit for the expected refund of previously paid U.S. Federal Alternative Minimum Tax, offset primarily by various foreign withholding and income taxes we incur.

Liquidity and Capital Resources

We continue to incur net losses which have dampened our ability to generate cash from operations. We currently believe that our cash and cash equivalents, restricted cash, short-term investments, cash flow from operations, credit facility and term loan, bill of exchange transactions, and additional financing, if needed and as available given contractual restrictions, current credit market conditions and our operating performance, will be sufficient to meet our forecasted operating expenses, debt service and capital expenditures through 2016. As of December 27, 2015, we had outstanding $63,931,000 aggregate principal amount of our 8.50% Secured Notes, $12,200,000 aggregate principal amount of our 10.875% Senior Secured Second Lien Notes due 2017 (the “10.875% Notes”), and $37,500,000 of our 8.50% Convertible Senior Notes due 2019 (the “8.50% New Convertible Notes”). Our 8.50% Secured Notes and our 10.875% Notes mature on January 15, 2017. Our 8.50% New Convertible Notes mature on October 31, 2019.

During the first quarter of 2015, we obtained a $15,000,000 term loan from PNC Bank, National Association (“PNC Bank”). The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015 and continuing through January 1, 2020. As of December 27, 2015, we had $12,750,000 outstanding. See below for additional details.

In October 2014, we sold $37,500,000 aggregate principal amount of 8.50% New Convertible Notes. We exchanged $15,000,000 aggregate principal amount of 8.50% Secured Notes for 2,500,000 shares of common stock and warrants to purchase an additional 2,500,000 shares, of which 1,250,000 warrants were exercised in November 2014 and the remaining 1,250,000 were exercised in January 2015. On January 15, 2015, we completed a redemption of the existing $39,822,000 of 8.50% Convertible Senior Notes due 2026 (the “8.50% Convertible Notes”).

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

Subject to applicable contractual limitations, we may from time to time seek to prepay or retire our outstanding debt through cash purchases in open market or privately negotiated transactions or otherwise. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Our ability to obtain additional financing will depend upon a number of factors, including our future and historical performance and financial results, contractual restrictions and general economic and capital market conditions. We cannot be certain that we will be able to raise additional financing on terms acceptable to us, including covenants that we will be able to comply with in the short term, or at all, if needed. We have a facility in Hutchinson, Minnesota currently offered for sale or lease, which may provide an additional source of cash.

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations, our senior secured credit facility and term loan, leasing, bill of exchange transactions, and additional financing capacity, if available given current credit market conditions and our operating performance. Our cash and cash equivalents increased from $39,454,000 at September 27, 2015, to $48,497,000 at December 27, 2015. Our short-term investments decreased from $965,000 at September 27, 2015, to $506,000 at December 27, 2015 and are restricted in use. In total, our cash and cash equivalents and short-term investments increased by $9,043,000.

Cash Provided by Operating Activities

Cash provided by operating activities for the thirteen weeks ended December 27, 2015, was $10,636,000, compared to $3,142,000 for the thirteen weeks ended December 28, 2014. The increase in operating cash flows was primarily due to favorable changes in working capital, including a reduction in our accounts receivables and inventory.

Cash Used for Investing Activities

For the thirteen weeks ended December 27, 2015, cash used for investing activities was $535,000, compared to $48,019,000 for the thirteen weeks ended December 28, 2014. The cash used for the thirteen weeks ended December 27, 2015, was primarily due to $1,363,000 of capital expenditures for product tooling and manufacturing equipment for new process technology and capability improvements, partially offset by $459,000 from the sale of marketable securities, $131,000 of equipment sale/leaseback transactions and $190,000 of equipment sale proceeds. The cash used for the thirteen weeks ended December 28, 2014, was primarily due to $42,500,000 of restricted cash related to our escrow requirements, $2,129,000 of restricted cash that covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account, and $6,285,000 of capital expenditures for manufacturing equipment for new process technology and capability improvements and product tooling, partially offset by $836,000 of equipment sale/leaseback transactions.

Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. We anticipate capital expenditures will be approximately $10,000,000 to $15,000,000 in 2016, primarily for product tooling and manufacturing equipment for new process technology and capability improvements, such as dual-stage actuated suspension assemblies and SMA OIS actuators. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents, our senior secured credit facility, leasing, or additional financing, if available given current credit market conditions and our financial performance.

Cash (Used for) Provided by Financing Activities

Cash used for financing activities for the thirteen weeks ended December 27, 2015, was $1,323,000, compared to cash provided by financing activities of $39,295,000 for the thirteen weeks ended December 28, 2014. The cash used in the thirteen weeks ended December 27, 2015, was primarily due to a $750,000 repayment of our PNC Bank term loan and $602,000 of capital lease payments. The cash provided by financing activities for the thirteen weeks ended December 28, 2014, was primarily due to $37,500,000 in proceeds from the private placement of our 8.50% New Convertible Notes and $15,000,000 in proceeds from the PNC Bank term loan, partially offset by $9,533,000 in repayments of our senior secured credit facility, $3,175,000 of debt refinancing costs, and $521,000 of capital lease payments.

Bill of Exchange

During the thirteen weeks ended December 27, 2015, we entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Hongkong and Shanghai Banking Corporation Limited, Bangkok Branch (“HSBC”), under which our Thai subsidiary, Hutchinson Technology Operations (Thailand) Co. Ltd., sold, without recourse, an aggregate of $32,754,000 of its accounts receivable to HSBC and was paid 100% of the face value of the accounts receivable, less interest expense of LIBOR plus 1.75%. The balance remaining to be paid to our Thai subsidiary from HSBC as of September 27, 2015 was $1,228,000, included within the line item “Other receivables” on our consolidated balance sheet. As of December 27, 2015, there was no outstanding balance to be paid to our Thai subsidiary from HSBC.

We also entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Bank of America, N.A., Bangkok Branch (“Bank of America”), under which our Thai subsidiary can sell, without recourse, approximately 90% of its accounts receivable to Bank of America and be paid the full face value of that accounts receivable sold, less interest expense of LIBOR plus 1.50%. The approximately 10% remainder due on the receivable is included in our trade receivables balance until paid. During the thirteen weeks ended December 27, 2015, our Thai subsidiary sold $16,757,000 of its accounts receivable to Bank of America, which has been paid in full.

Debt

October 2014 Financing Transactions - On October 23, 2014, we issued $37,500,000 aggregate principal amount of 8.50% New Convertible Notes. The 8.50% New Convertible Notes bear interest at a rate of 8.50% per annum, payable semi-annually in arrears on April 30 and October 31 of each year, beginning April 30, 2015. The 8.50% New Convertible Notes mature on October 31, 2019. Each $1,000 principal amount of the 8.50% New Convertible Notes is convertible into 266.6667 shares of our common stock (which is equal to an initial conversion price of approximately $3.75 per share), subject to adjustment under certain circumstances. The 8.50% New Convertible Notes rank pari passu in right of payment with all existing and future senior indebtedness of our company. Certain beneficial holders of the 8.50% New Convertible Notes had the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes were escrowed until the put right expired on February 20, 2015. Additionally, we were required to escrow at least $35,000,000 of cash that was restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Notes, plus accrued but unpaid interest thereon. We capitalized debt financing costs of $1,652,000 which are being amortized over five years or until the maturity date. The amortization expense is included in interest expense. On January 15, 2015, we completed a redemption of the existing $39,822,000 aggregate principal amount of 8.50% Convertible Notes. To fund this, we used the escrowed $35,000,000 and our existing cash.

On October 23, 2014, we entered into an agreement providing for the private exchange of $15,000,000 aggregate principal amount of our 8.50% Secured Notes held by a certain holder for 2,500,000 shares of our common stock and warrants to purchase an additional 2,500,000 shares of our common stock on a cashless basis at an exercise price of $0.01 per share. On November 25, 2014, 1,250,000 warrants were exercised which resulted in the issuance of 1,246,493 shares of common stock. On January 15, 2015, subsequent to the end of the first quarter of 2015, the remaining 1,250,000 warrants were exercised which resulted in the issuance of 1,246,428 shares of common stock and there were no warrants remaining outstanding. The fair value of the common stock and warrants was recorded in additional paid-in capital in the amount of $17,388,000. Applying debt extinguishment accounting, we recorded a loss on extinguishment of debt of $4,318,000 in our first quarter of 2015. The loss also included $1,232,000 of broker, legal and accounting fees related to the exchange transaction.

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

On December 10, 2015, we entered into a ninth amendment to our Credit Agreement with PNC Bank. The amendment modifies the Credit Agreement to defer application of the fixed charge coverage covenant until December 25, 2016, and impose a minimum EBITDA requirement and a new minimum liability requirement for 2016.

From time to time, we borrow funds under the Senior Secured Credit Facility. As of December 27, 2015, we had no outstanding borrowings. Our average outstanding balance in the thirteen weeks ended December 27, 2015, was $238,000. Amounts borrowed under the Senior Secured Credit Facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the Credit Agreement.

If we are unable to generate sufficient operating results in future quarters, we may not be able to comply with financial covenants in the Credit Agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period. As of December 27, 2015, we were in compliance with the financial covenants set forth in the Credit Agreement.

PNC Bank Term Loan - On December 23, 2014, we amended the Credit Agreement to establish a $15,000,000 term loan with PNC. The covenants in the Credit Agreement also apply to this term loan. The amount borrowed under the term loan may consist of domestic rate loans, with a per annum interest rate equal to PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 2.50%, or LIBOR rate loans, with a per annum interest rate equal to 3.50% plus the greater of the LIBOR rate (as defined in the Credit Agreement) or 1.00%, or a combination thereof. As a result, our interest rate for the term loan has been 4.5%. The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015 and continuing through January 1, 2020. In the event that the Credit Agreement is not extended beyond December 1, 2016, the balance due on the term loan will also become due on December 1, 2016. Accordingly, the term loan has been classified as current debt in our consolidated balance sheet. Once repaid, amounts borrowed under the term loan may not be reborrowed. As of December 27, 2015, we had $12,750,000 outstanding.

Capital Leases – As of December 27, 2015, we have remaining capital lease payment obligations of $5,969,000. We expect to enter into more leasing transactions throughout 2016.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance related to revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB confirmed a one-year deferral of the effective date of the new revenue standard and allowed early adoption as of the original effective date. The updated guidance will be effective for our first quarter of 2019. We are in the process of assessing the impact, if any, this guidance will have on our consolidated financial statements.

In April 2015, the FASB issued authoritative guidance related to simplifying the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for our first quarter of 2017. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We are in the process of assessing the impact this guidance will have on our consolidated financial statements..

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding the following: the pending merger transaction, demand for and shipments of our products, our market position, technology, development, program ramps, product mix, pricing, production capabilities and volumes, product costs, inventory levels, our operations in Thailand and the United States, site consolidation efforts, capital spending, repayment of debt, additional liquidity, operating expenses, cost reductions, market adoption and our production of optical image stabilization actuators and our business model, operating performance financial results. Words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “approximate,” “plan,” “goal” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe these statements are reasonable, forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected by such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended September 27, 2015. This list of factors is not exhaustive, however, and these or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Except as otherwise required by law, we undertake no obligation to update any forward-looking statement for any reason. You should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our latest Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted in this Item 3, there have been no material changes in our exposure to market risk or to our quantitative and qualitative disclosures about market risk as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015.

As of December 27, 2015, we had $113,631,000 carrying value of fixed rate debt which had a fair market value of approximately $128,167,000. We used trading activity to determine the fair market value of the 8.50% Secured Notes. The 10.875% Notes and the 8.50% New Convertible Notes have not had trading activity, therefore the fair market value estimate for these notes was based on the closing market price of comparable debt as of the end of the fiscal quarter.

As of September 27, 2015 we had no outstanding borrowings under our Senior Secured Credit Facility. Such borrowings, if any, are eligible to bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the Credit Agreement.

The amount borrowed under the term loan may consist of domestic rate loans, with a per annum interest rate equal to PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 2.50%, or LIBOR rate loans, with a per annum interest rate equal to 3.50% plus the greater of the LIBOR rate (as defined in the Credit Agreement) or 1.00%, or a combination thereof. As a result, our interest rate for the term loan has been 4.5%.Our investing activities are guided by an investment policy, which is reviewed at least annually by our board of directors, and whose objectives are preservation and safety of capital, maintenance of necessary liquidity and maximizing of the rate of return within the stated guidelines. Our policy provides guidelines as to the maturity, concentration limits and credit quality of our investments, as well as guidelines for communication, authorized securities and other policies and procedures in connection with our investing activities.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The disclosure under the heading “Legal Proceedings” in Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended September 27, 2015.

ITEM 6. EXHIBITS

(a) Exhibits:

Unless otherwise indicated, all documents incorporated herein by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 001-34838.

2.1	Agreement and Plan of Merger, dated November 1, 2015, by and among Hutchinson Technology Incorporated, Headway Technologies, Inc., and Hydra Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed 11/2/2015).
3.1	Amended and Restated Articles of Incorporation of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended 12/29/2002; File No. 0-14709).
3.2	Amended and Restated By-Laws of Hutchinson Technology Incorporated (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed 11/2/2015).
4.1	Fifth Amendment to Rights Agreement, dated as of November 1, 2015, between Hutchinson Technology Incorporated and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed 11/2/2015).
10.1*	Fiscal Year 2016 Executive Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 10/13/2015).
10.2	Amendment No. 9 to Revolving Credit and Security Agreement, dated as of December 10, 2015, with PNC Bank, National Association, as agent and lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed 12/14/2015).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTCHINSON TECHNOLOGY INCORPORATED

Date:	February 3, 2016	By	/s/ Richard J. Penn
Richard J. Penn
President and Chief Executive Officer

Date:	February 3, 2016	By	/s/ David P. Radloff
David P. Radloff
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated November 1, 2015, by and among Hutchinson Technology Incorporated, Headway Technologies, Inc., and Hydra Merger Sub, Inc.	Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of HTI	Incorporated by Reference
3.2	Restated By-Laws of HTI, as amended December 16, 2013	Incorporated by Reference
10.1	Fiscal Year 2016 Executive Annual Cash Incentive Plan.	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically