Form 10-Q
period 2016-03-27
HUTCHINSON TECHNOLOGY INC
filed 2016-05-05
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2016

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

As of May 3, 2016, the registrant had 33,916,379 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUTCHINSON TECHNOLOGY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	March 27, 2016	September 27, 2015
ASSETS
Current assets:
Cash and cash equivalents (Note 3)	$47,434	$39,454
Short-term investments restricted (Note 4)	506	965
Trade receivables, net	8,046	15,860
Other receivables	1,814	2,707
Inventories	37,242	40,148
Other current assets	3,231	3,588
Total current assets	98,273	102,722

Property, plant and equipment, net	123,808	134,509
Other assets	3,686	4,281
Total assets	$225,767	$241,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt, net of discount (Note 7)	$86,874	$3,000
Current portion of capital lease obligation	2,259	2,188
Accounts payable	15,209	19,877
Accrued compensation	9,809	9,388
Accrued expenses and other	7,438	4,239
Accrued interest	2,785	2,838
Total current liabilities	124,374	41,530

Long-term debt, net of discount (Note 7)	37,500	122,156
Capital lease obligation	3,276	4,220
Other long-term liabilities	3,171	2,731
Commitments and contingencies (Notes 7, 8, and 14)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 33,915,000 and 33,540,000 issued and outstanding	339	335
Additional paid-in capital (Note 7)	452,830	452,165
Accumulated other comprehensive loss	(3,482)	(4,309)
Accumulated loss	(392,241)	(377,316)
Total shareholders’ equity	57,446	70,875
Total liabilities and shareholders’ equity	$225,767	$241,512

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(In thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015

Net sales	$54,160	$62,359	$118,087	$134,782
Cost of sales	48,448	56,097	100,654	117,056
Gross profit	5,712	6,262	17,433	17,726

Research and development expenses	5,602	7,097	11,459	13,139
Selling, general and administrative expenses	5,905	5,848	11,112	11,833
Merger related expenses	938	–	4,375	–
Severance and site consolidation expenses (Note 11)	503	–	503	159
Loss from operations	(7,236)	(6,683)	(10,016)	(7,405)

Other income (expense), net	937	267	1,088	(288)
Loss on extinguishment of long-term debt (Note 7)	–	–	–	(4,318)
Interest income	20	15	32	19
Interest expense	(3,359)	(3,270)	(6,642)	(7,723)
Loss before income taxes	(9,638)	(9,671)	(15,538)	(19,715)
(Benefit) provision for income taxes (Note 13)	(10)	32	(613)	(113)
Net loss	$(9,628)	$(9,703)	$(14,925)	$(19,602)
Basic loss per share	$(0.28)	$(0.29)	$(0.44)	$(0.61)
Diluted loss per share	$(0.28)	$(0.29)	$(0.44)	$(0.61)

Weighted-average common shares outstanding	33,905	33,270	33,790	31,909
Weighted-average diluted shares outstanding	33,905	33,270	33,790	31,909

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED

(In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015

Net loss	$(9,628)	$(9,703)	$(14,925)	$(19,602)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes of $0	686	342	827	(183)
Other comprehensive income (loss)	686	342	827	(183)
Total comprehensive loss	$(8,942)	$(9,361)	$(14,098)	$(19,785)

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(In thousands)

	Twenty-Six Weeks Ended
	March 27, 2016	March 29, 2015
OPERATING ACTIVITIES:
Net loss	$(14,925)	$(19,602)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	14,559	16,419
Stock-based compensation	636	661
(Gain) loss on disposal of assets	(418)	39
Non-cash interest expense	718	1,290
Loss on extinguishment of debt (Note 7)	–	4,318
Severance and site consolidation expenses (Note 11)	387	(27)
Changes in operating assets and liabilities	11,676	15,599
Cash provided by operating activities	12,633	18,697

INVESTING ACTIVITIES:
Capital expenditures	(4,582)	(14,505)
Proceeds from the sale and sale/leaseback of equipment	707	2,408
Change in restricted cash (Note 3)	32	(974)
Purchases of marketable securities	(47)	(965)
Sales/maturities of marketable securities	506	965
Cash used for investing activities	(3,384)	(13,071)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	33	60
Repayments of capital lease	(1,288)	(1,113)
Repayments of revolving credit line	(29,752)	(76,523)
Proceeds from revolving credit line	29,752	66,990
Repayments of debt	(1,500)	(39,822)
Proceeds from private placement of debt	–	37,500
Proceeds from term loan	–	15,000
Debt refinancing costs	–	(3,175)
Cash used for financing activities	(2,755)	(1,083)

Effect of exchange rate changes on cash	1,486	114

Net increase in cash and cash equivalents	7,980	4,657

Cash and cash equivalents at beginning of period	39,454	37,939

Cash and cash equivalents at end of period	$47,434	$42,596

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$5,508	$5,112
Income taxes paid	$21	$3
Assets acquired through capital lease	$263	$2,289
Non-cash exchange of debt for equity (Note 7)	$–	$15,000

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(Columnar dollar amounts in thousands, except per share amounts)

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2016” mean our fiscal year ending September 25, 2016, and references to “2015” mean our fiscal year ended September 27, 2015.

(1)	BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information provided in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of our management, necessary for a fair presentation of such financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we suggest that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our latest Annual Report on Form 10-K. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

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

The Additional Consideration will be determined prior to consummation of the Merger and will be an amount equal to $0.0108 per share for each $500,000 of our Net Cash (as defined in the Merger Agreement) over $17,500,000 as of a fiscal period end within 45 days prior to the consummation of the Merger. We cannot predict the amount of Additional Consideration, if any, that will be payable to shareholders. As of March 27, 2016, our Net Cash was $51,283,000.

On January 28, 2016, at a special meeting of our shareholders, the Merger Agreement, and the Merger pursuant to that agreement, was approved by our shareholders. We currently expect the transactions described in the Merger Agreement to be completed during the second calendar quarter of 2016, subject to the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement.

During the thirteen weeks and twenty-six weeks ended March 27, 2016, we incurred $938,000 and $4,375,000, respectively, of expenses related to the pending Merger.

(3)	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less.

As of March 27, 2016, and September 27, 2015, we had $1,645,000 and $1,677,000, respectively, of cash and cash equivalents that were restricted in use, which are classified in other current assets. These amounts for both periods covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account.

(4)	INVESTMENTS

A summary of our investments is as follows:

	March 27, 2016	September 27, 2015
Available-for-sale securities
U.S government debt securities	$506	$965

Our short-term investments are comprised of United States government debt securities. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive gain or loss within shareholders’ equity.

As of March 27, 2016, our short-term investments were scheduled to mature within one year.

As of March 27, 2016, and September 27, 2015, we had $506,000 and $965,000, respectively, of short-term investments that were restricted in use. The amounts are required by the State of Minnesota to be held as security for our self-insured workers compensation programs.

(5)	TRADE RECEIVABLES

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $8,046,000 at March 27, 2016, and $15,860,000 at September 27, 2015, are net of allowances for sales returns of $343,000 and $623,000, respectively.

During the twenty-six weeks ended March 27, 2016, we entered into multiple independent bill of exchange discounting transactions with a certain customer under an uncommitted facility with Hongkong and Shanghai Banking Corporation Limited, Bangkok Branch (“HSBC”), under which our Thai subsidiary, Hutchinson Technology Operations (Thailand) Co. Ltd., sold, without recourse, an aggregate of $59,884,000 of its accounts receivable to HSBC and was paid 100% of the face value of the accounts receivable sold, less interest expense of LIBOR plus 1.75%. As of March 27, 2016, there was no outstanding balance to be paid to our Thai subsidiary from HSBC. During 2015, our Thai subsidiary was paid 95% of the face value of the accounts receivable sold, less interest expense of LIBOR plus 1.75%. The balance remaining to be paid to our Thai subsidiary from HSBC as of September 27, 2015 was $1,228,000, included within the line item “Other receivables” on our consolidated balance sheets.

We also entered into multiple independent bill of exchange discounting transactions with a certain customer under an uncommitted facility with Bank of America, N.A., Bangkok Branch (“Bank of America”), under which our Thai subsidiary can sell, without recourse, approximately 90% of its accounts receivable to Bank of America and be paid the full face value of that accounts receivable sold, less interest expense of LIBOR plus 1.50%. The approximately 10% remainder due on the receivable is included in our trade receivables balance until paid. During the twenty-six weeks ended March 27, 2016, our Thai subsidiary sold $31,279,000 of its accounts receivable to Bank of America, which has been paid in full.

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

September 27, 2015	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	March 27, 2016
$623	$308	$(589)	$342

(6)	INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at March 27, 2016, and September 27, 2015:

	March 27, 2016	September 27, 2015

Raw materials	$16,611	$19,236
Work in process	8,086	9,537
Finished goods	12,545	11,375
	$37,242	$40,148

(7)	Debt

Debt consisted of the following at March 27, 2016, and September 27, 2015:

	March 27, 2016	September 27, 2015

8.50% Secured Notes	$63,931	$63,931
8.50% Secured Notes debt discount	(1,109)	(1,742)
10.875% Notes	12,200	12,200
10.875% Notes debt discount	(148)	(233)
8.50% New Convertible Notes	37,500	37,500
PNC Bank term loan	12,000	13,500
Total debt, net of discounts	124,374	125,156
Less: Current maturities, net of discounts	(86,874)	(3,000)
Total long-term debt, net of discounts	$37,500	$122,156

October 2014 Financing Transactions

On October 23, 2014, we issued $37,500,000 aggregate principal amount of 8.50% Convertible Senior Notes due 2019 (the “8.50% New Convertible Notes”). The 8.50% New Convertible Notes bear interest at a rate of 8.50% per annum, payable semi-annually in arrears on April 30 and October 31 of each year, beginning April 30, 2015. The 8.50% New Convertible Notes mature on October 31, 2019. Each $1,000 principal amount of the 8.50% New Convertible Notes is convertible into 266.6667 shares of our common stock (which is equal to an initial conversion price of approximately $3.75 per share), subject to adjustment under certain circumstances. The 8.50% New Convertible Notes rank pari passu in right of payment with all existing and future senior indebtedness of our company. Certain beneficial holders of the 8.50% New Convertible Notes had the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes were escrowed until the put right expired on February 20, 2015. Additionally, we were required to escrow at least $35,000,000 of cash that was restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Senior Notes due 2026 (the “8.50% Convertible Notes”), plus accrued but unpaid interest thereon. We capitalized debt financing costs of $1,652,000 which are being amortized over five years or until the maturity date. The amortization expense is included in interest expense. On January 15, 2015, we completed a redemption of the then outstanding $39,822,000 aggregate principal amount of 8.50% Convertible Notes. To fund this, we used the escrowed $35,000,000 and our existing cash.

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

8.50% Secured Notes

We currently have outstanding $63,931,000 aggregate principal amount of 8.50% Secured Notes, which as of March 27, 2016 was classified as current on our consolidated balance sheets. The 8.50% Secured Notes were originally issued in March 2012 in the aggregate principal amount of $78,931,000. Of that total amount, $38,931,000 aggregate principal amount of 8.50% Secured Notes was issued pursuant to an effective registration statement relating to an offer to purchase for cash or exchange for new securities any and all of our outstanding 3.25% Convertible Subordinated Notes due 2026. The remaining $40,000,000 aggregate principal amount of 8.50% Secured Notes was issued in a private placement that included the issuance of warrants to purchase 3,869,000 shares of our common stock. The warrants were exercisable on a cashless basis for $.01 per share for ten years after their issuance. The total purchase price for the 8.50% Secured Notes and warrants issued in the private placement was $39,400,000. The fair value of the warrants was recorded in additional paid-in capital in the amount of $8,489,000. As of May 2013, all 3,869,000 warrants had been exercised and there were no warrants outstanding.

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

10.875% Notes

On January 22, 2013, we issued $12,200,000 aggregate principal amount of the 10.875% Notes for a total purchase price of $11,590,000. As of March 27, 2016, the $12,200,000 aggregate principal amount of the 10.875% Notes was classified as current on our consolidated balance sheets. The 10.875% Notes were issued in a private placement pursuant to an indenture dated as of January 22, 2013, and bear interest at a rate of 10.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning July 15, 2013. The 10.875% Notes are secured by liens on all assets securing our senior secured credit facilities (other than capital stock of subsidiaries of our company to the extent that inclusion of such capital stock would require the filing of separate financial statements for such subsidiaries with the SEC), which liens rank junior in priority to the liens securing our senior secured credit facilities and other permitted priority liens and on an equal and ratable basis with the liens securing our 8.50% Secured Notes. The 10.875% Notes are scheduled to mature on January 15, 2017, unless redeemed or repurchased in accordance with their terms. We may redeem all or a portion of the 10.875% Notes at any time by paying 100% of the principal amount redeemed, plus a make-whole premium as of, and accrued and unpaid interest to, the date of redemption.

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

On April 30, 2015, we further amended the Credit Agreement to maintain compliance with the fixed charge coverage covenant thereunder to eliminate the requirement for our quarters ended March 29, 2015, June 28, 2015 and September 27, 2015 and to change the measurement periods starting with our quarter ending December 27, 2015 by excluding from such measurement periods all quarters ended before September 27, 2015. The amendment also implemented an additional earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant for our quarters ended March 29, 2015, June 28, 2015 and September 27, 2015.

On December 10, 2015, we entered into a ninth amendment to our Credit Agreement with PNC Bank. The amendment modified the Credit Agreement to defer application of the fixed charge coverage covenant until December 25, 2016, and impose a minimum EBITDA requirement and a new minimum liability requirement for 2016.

From time to time, we borrow funds under the Senior Secured Credit Facility. As of March 27, 2016, we had no outstanding balance. Our average outstanding balance in the twenty-six weeks ended March 27, 2016 was $110,000. Amounts borrowed under the Senior Secured Credit Facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the Credit Agreement.

If we are unable to generate sufficient operating results in future quarters, we may not be able to comply with financial covenants in the Credit Agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period; however, there is no assurance that a waiver can be obtained. As of March 27, 2016, we were in compliance with the financial covenants set forth in the Credit Agreement.

PNC Bank Term Loan

On December 23, 2014, we entered into an amendment to our existing senior secured credit facility dated as of September 16, 2011, as previously amended, with PNC Bank as agent and lender.

Pursuant to the amendment, a term loan was made to us in the amount of $15,000,000. The covenants in the Credit Agreement also apply to this term loan. The term loan may consist of domestic rate loans, with a per annum interest rate equal to PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 2.50%, or LIBOR rate loans, with a per annum interest rate equal to 3.50% plus the greater of the LIBOR rate (as defined in the Credit Agreement) or 1.00%, or a combination thereof. As a result, our interest rate for the term loan has been 4.5%. The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015, and continuing through January 1, 2020. In the event that the Credit Agreement is not extended beyond December 1, 2016, the balance due on the term loan also will become due on December 1, 2016. Accordingly, the term loan has been classified as current debt on our consolidated balance sheets. Once repaid, amounts borrowed under the term loan may not be reborrowed. As of March 27, 2016, $12,000,000 of the term loan remained outstanding and is classified as current debt in our consolidated balance sheets.

Current 8.50% Secured Notes and 10.875% Notes

We currently have outstanding $63,931,000 aggregate principal amount of our 8.50% Secured Notes and $12,200,000 aggregate principal amount of our 10.875% Notes, which as of March 27, 2016, were classified as current on our consolidated balance sheets. We currently expect the pending Merger to be completed before the maturity dates of these current debt obligations. However, in the event that the pending Merger is not completed prior to such time, we will evaluate a variety of financing and strategic alternatives to address these debt obligations prior to the maturity dates.

(8)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have commitments under various capital and operating lease agreements. Assets acquired under capital leases are depreciated over the useful life of the asset.

The future minimum lease payments for all capital and operating leases as of March 27, 2016, are as follows:

	Capital Leases	Operating Leases
2016	$1,266	$469
2017	2,480	320
2018	1,466	249
2019	652	218
Thereafter	46	72
Total future minimum lease payments	5,910	1,328
Less: Interest	(375)	–
Total future minimum lease payments excluding interest	$5,535	$1,328

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

In November and December 2015, following the announcement of the Merger, four actions were filed by purported shareholders of the company in the United States District Court for the District of Minnesota. The actions are captioned David Erickson v. Hutchinson Technology Incorporated, et al., Case No. 0:15-cv-04261-DSD-LIB, Stephen M. Harnik v. Hutchinson Technology Incorporated, et al., Case No. 0:15-cv-04321, Jesse Hendricks v. Richard J.Penn, et al., Case No. 0:15-cv-04338, and Matthew Ridler and Lori Ridler v. Hutchinson Technology Incorporated, Case No. 0:15-cv-04356-MJD-TNL. The plaintiffs each purport to bring their action as a class action on behalf of the company’s public shareholders. All four complaints name the company and its directors as defendants, and allege that they have violated Sections 14(a) and 20(a) of, and Rule 14a-9 under, the Securities Exchange Act of 1934 by filing a preliminary proxy statement that contains materially incomplete and misleading statements and omissions. The Hendricks complaint also names Parent and Merger Subsidiary as defendants, and includes claims under state law for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and equitable relief under the Minnesota Business Corporation Act. The Hendricks complaint alleges that the company’s directors breached their fiduciary duties to the company by operating an inadequate sale process, agreeing to a merger with Parent and Merger Subsidiary at an unfair price, and agreeing to deal protection provisions that are unfavorable to the company and its shareholders. All of the federal complaints seek injunctive and equitable relief, including an order enjoining the closing of the Merger until the alleged deficiencies in the preliminary proxy statement have been corrected; damages in an unspecified amount; and an award of plaintiffs’ attorneys’ fees, costs, and disbursements. The defendants have not yet responded to any of the complaints, but intend to move to dismiss the actions. We believe that the actions are without merit, and intend to vigorously defend against all claims asserted.

We are a party from time to time to ordinary routine litigation incidental to our business. The outcome of such claims, if, any, is not expected to materially affect our current or future financial position or results of operations.

(9)	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)

Other comprehensive gain (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. Our other comprehensive gain (loss) is comprised of unrealized gains and losses on foreign translation adjustments.

Accumulated other comprehensive gain (loss), net of tax (see Note 13 for a discussion of income taxes), was as follows:

Foreign Currency Translation Adjustments
Balance as of September 27, 2015	$(4,309)
Other comprehensive gain	827
Balance as of March 27, 2016	$(3,482)

Balance as of September 28, 2014	$(543)
Other comprehensive loss	(183)
Balance as of March 29, 2015	$(726)

(10)	ASSET IMPAIRMENT

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

(11)	SEVERANCE AND SITE CONSOLIDATION EXPENSES

A summary of our severance and site consolidation expenses as of March 27, 2016, is as follows:

	Severance	Site Consolidation Expenses	Total
Accrual balances, September 28, 2014	$27	$–	$27
Restructuring charges	(19)	178	159
Cash payments	(8)	(178)	(186)
Accrual balances, December 28, 2014	–	–	–

Accrual balances, December 28, 2015	–	–	–
Restructuring charges	503	–	503
Cash payments	(116)		(116)
Accrual balances, March 27, 2016	387	–	387

In recent years, we had multiple severance and manufacturing consolidation and restructuring plans in place to support efforts to improve operating results and liquidity through improved utilization of our facilities in both the U.S. and Thailand.

In connection with the consolidation of our operations, we incurred site consolidation expenses of $178,000 during the twenty-six weeks ended March 29, 2015. The site consolidation expenses consisted primarily of internal labor and contractors.

During the second quarter of 2016, we recorded severance expense of $503,000 related to a reduction of approximately 80 positions in Hutchinson, Minnesota, resulting in part from our ongoing transition of high-volume assembly operations to Thailand. As of March 27, 2016, $387,000 of severance expense remained to be paid during our third quarter of 2016.

(12)	OTHER INCOME (EXPENSE)

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other income (expense), net” in our condensed consolidated statements of operations. For the thirteen and twenty-six weeks ended March 27, 2016, we recognized a foreign currency gain of $713,000 and $746,000, respectively. For the thirteen and twenty-six weeks ended March 29, 2015, we recognized a foreign currency gain of $139,000 and a foreign currency loss of $501,000, respectively. These were primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

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

The income tax benefit for the thirteen weeks ended March 27, 2016, was $10,000, compared to the income tax provision of $32,000 for the twenty-six weeks ended March 29, 2015. The income tax benefit for the twenty-six weeks ended March 27, 2016, was $613,000, compared to the income tax benefit of $113,000 for the twenty-six weeks ended March 29, 2015. For the twenty-six weeks ended March 27, 2016, the net benefit of $613,000 was made up of credits for the expected future refunds of previously paid U.S. Federal Alternative Minimum Tax, as provided by the Protecting Americans from Tax Hike legislation enacted on December 18, 2015, offset primarily by various foreign withholding and income taxes we incur. For the twenty-six weeks ended March 29, 2015, we recognized a benefit of $113,000, as a result of credits for the expected refund of previously paid U.S. Federal Alternative Minimum Tax, offset primarily by various foreign withholding and income taxes.

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

We recorded stock-based compensation expense related to our stock options, RSUs and common stock, included in selling, general and administrative expenses, of $636,000 and $661,000 for the twenty-six weeks ended March 27, 2016, and March 29, 2015, respectively. As of March 27, 2016, $1,477,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 15 months.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the twenty-six weeks ended March 29, 2015, was $2.34. Pursuant to the terms of the Merger Agreement, there were no options granted during the twenty-six weeks ended March 27, 2016. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

Twenty-Six Weeks Ended
March 29, 2015
Risk-free interest rate	2.3%
Expected volatility	80.0%
Expected life (in years)	8.0
Dividend yield	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the twenty-six weeks ended March 27, 2016, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)
Outstanding at September 27, 2015	3,338,717	9.52	4.2
Granted	–	–
Exercised	(18,767)	3.02
Expired/Canceled	(214,885)	25.24
Outstanding at March 27, 2016	3,105,065	7.00	4.9
Options exercisable at March 27, 2016	2,745,062	7.48	4.4

The aggregate intrinsic value at March 27, 2016, of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding was $1,999,000. The aggregate intrinsic value of our stock options exercisable at March 27, 2016, was $1,871,000.

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Life (yrs.)
Non-vested at September 27, 2015	706,020	2.22	8.6
Granted	–	–
Vested	(346,016)	2.04
Canceled	–	–
Non-vested at March 27, 2016	360,004	2.39	8.4

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted-Average Remaining Contractual Life (yrs.)	Weighted-Average Price ($)	Number Exercisable	Weighted-Average Exercise Price ($)
1.45 - 3.00	910,720	6.8	2.12	807,385	2.01
3.01 - 5.00	1,191,827	5.5	3.18	935,159	3.11
5.01 - 10.00	490,383	3.7	7.33	489,383	7.33
10.01 - 37.95	513,135	1.2	24.22	513,135	24.22
Total	3,105,065	4.9	7.00	2,745,062	7.48

RSU transactions during the twenty-six weeks ended March 27, 2016, are summarized as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value ($)
Non-vested at September 27, 2015	691,899	2.90
Granted	–	–
Vested	(356,103)	2.53
Canceled	(1,132)	3.32
Non-vested at March 27, 2016	334,664	3.30

(15)	LOSS PER SHARE

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

A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Net loss	$(9,628)	$(9,703)	$(14,925)	$(19,602)

Weighted-average common shares outstanding	33,905	33,270	33,790	31,909
Dilutive potential common shares	–	–	–	–
Weighted-average common and diluted shares outstanding	33,905	33,270	33,790	31,909

Basic loss per share	$(0.28)	$(0.29)	$(0.44)	$(0.61)

Diluted loss per share	$(0.28)	$(0.29)	$(0.44)	$(0.61)

Diluted loss per share for the thirteen weeks ended March 27, 2016, excludes potential common shares of 365,000 using the treasury stock method, and 10,000,000 using the if-converted method for the 8.50% New Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirteen weeks ended March 29, 2015, excludes potential common shares of 359,000 using the treasury stock method, and 10,865,000 using the if-converted method for the 8.50% Convertible Notes, as they were anti-dilutive. Diluted loss per share for the twenty-six weeks ended March 27, 2016, excludes potential common shares of 253,000 using the treasury stock method, and 10,000,000 using the if-converted method for the 8.50% New Convertible Notes, as they were anti-dilutive. Diluted loss per share for the twenty-six weeks ended March 29, 2015, excludes potential common shares of 380,000 using the treasury stock method, and 11,429,000 using the if-converted method for the 8.50% Convertible Notes and the 8.50% New Convertible Notes, as they were anti-dilutive.

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

The following tables present our assets that are measured at fair value on a recurring basis at March 27, 2016, and September 27, 2015:

	Fair Value Measurements at March 27, 2016
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

Debt

The fair value of our 8.50% Secured Notes was determined based on the closing market price of the Notes as of the end of the fiscal quarter. The fair value of the 8.50% Secured Notes was classified in Level 1 of the fair value hierarchy.

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

The estimated fair values of our debt were as follows on each of the indicated dates:

	March 27, 2016		September 27, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.50% Secured Notes	$63,931	$64,011	$63,931	$64,011
10.875% Notes	12,200	12,972	12,200	12,972
8.50% New Convertible Notes	37,500	51,184	37,500	32,404
PNC Bank term loan	12,000	12,000	13,500	13,500

Other

Our financial instruments, other than those presented in the disclosures above, include accounts receivable, accounts payable, and other payables. The carrying value of accounts receivable, accounts payable, and other payables approximate fair value because of the short-term nature of these instruments. The fair values of these items were classified in Level 1 of the fair value hierarchy.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “our,” “us,” the “company” or “HTI,” we mean Hutchinson Technology Incorporated and its subsidiaries. Unless otherwise indicated, references to “2016” mean our fiscal year ending September 25, 2016, and references to “2015” mean our fiscal year ended September 27, 2015.

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

The Additional Consideration will be determined prior to consummation of the Merger and will be an amount equal to $0.0108 per share for each $500,000 of our Net Cash (as defined in the Merger Agreement) over $17,500,000 as of a fiscal period end within 45 days prior to the consummation of the Merger. We cannot predict the amount of Additional Consideration, if any, that will be payable to shareholders. As of March 27, 2016, our Net Cash was $51,283,000.

On January 28, 2016, at a special meeting of our shareholders, the Merger Agreement, and the Merger pursuant to that agreement, was approved by our shareholders. We currently expect the transactions desribed in the Merger Agreement to be completed during the second calendar quarter of 2016, subject to the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement.

General Business

The majority of our revenue is derived from the sale of suspension assemblies to a small number of manufacturers. Suspension assemblies are precise electro-mechanical components that hold a disk drive’s read/write head at microscopic distances above the drive’s disks.

Sales to our three largest customers constituted 95% of net sales for the twenty-six weeks ended March 27, 2016, as shown in the following table.

Customer	Percentage of Sales
Western Digital Corporation	59%
Seagate Technology, LLC	33%
SAE Magnetics, Ltd/TDK	3%

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

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

Suspension Assembly Shipments by Quarter

	2015				2016
	First	Second	Third	Fourth	First	Second
Suspension assembly shipment quantities	122	101	87	105	107	85

Our suspension assembly shipments totaled 107 million in the first quarter of 2016, up 1% compared with 105 million in the fourth quarter of 2015. Demand weakened near the end of the first quarter of 2016. In the second quarter of 2016, suspension assembly shipments decreased 12% to 85 million. The decrease was primarily due to a decline in disk drive demand in the seasonally slower March quarter.

Average selling price remained at $0.57 for the second quarter of 2016, flat with the first quarter of 2016 and the fourth quarter of 2015.

Gross profit in the second quarter of 2016 was $5,712,000, or 11% of net sales, compared with $11,721,000 in the first quarter of 2016, or 18% of net sales. Gross profit in the first quarter of 2016 benefited from our continued efforts to reduce costs and a favorable product mix including suspensions using lower cost, internally-produced TSA+ flexures. Gross profit in the second quarter of 2016 declined as a result of lower volume in the quarter, resulting in lower leverage of our capacity and fixed costs.

As part of our new business development efforts, we have been developing an optical image stabilization (“OIS”) actuator for smartphone cameras. Our new shape memory alloy (“SMA”) OIS actuator is currently undergoing testing and evaluation in prototype camera modules with smartphone makers. The results from performance and reliability tests continue to be encouraging and we are continuing to work with companies in the smartphone camera supply chain on evaluations of our SMA OIS actuator.

During the first and second quarters of 2016, all of the costs of our SMA OIS initiative were classified as research and development expenses.

Outlook

We expect demand to remain soft, with suspension assembly shipments in the third quarter of 2016 to range from 80 million to 90 million. Our average selling price is expected to be flat to up slightly, depending on the mix of products shipped. Gross profit is expected to be about flat with the second quarter of 2016. We are focusing on containing costs and maximizing our cash balance as we work to conclude the Merger.

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 27, 2016 vs. Thirteen Weeks Ended March 29, 2015

Net sales for the thirteen weeks ended March 27, 2016, were $54,160,000, compared to $62,359,000 for the thirteen weeks ended March 29, 2015, a decrease of $8,199,000. Suspension assembly sales decreased $11,239,000 for the thirteen weeks ended March 27, 2016, primarily as a result of lower volume and a decrease in average selling price. This was partially offset by increased net sales from our new business development initiatives and disk drive industry-related engineering services.

Gross profit for the thirteen weeks ended March 27, 2016, was $5,712,000, compared to gross profit of $6,262,000 for the thirteen weeks ended March 29, 2015, a decrease of $550,000. Gross profit was 11% of net sales for the thirteen weeks ended March 27, 2016, compared to 10% of net sales for the thirteen weeks ended March 29, 2015. The decrease in gross profit was primarily due to lower net sales in the quarter.

Research and development expenses for the thirteen weeks ended March 27, 2016, were $5,602,000 compared to $7,097,000 for the thirteen weeks ended March 29, 2015, a decrease of $1,495,000. The decrease was primarily due to lower SMA OIS actuator activity.

During the thirteen weeks ended March 27, 2016, we incurred $938,000 of expenses related to the pending Merger with TDK.

During the thirteen weeks ended March 27, 2016, we recorded severance expense of $503,000 related to a reduction of approximately 80 positions in Hutchinson, Minnesota, resulting in part from our ongoing transition of high-volume assembly operations to Thailand. As of March 27, 2016, $387,000 of severance expense remained to be paid and will be paid during our third quarter of 2016.

Other income (expense), net, for the thirteen weeks ended March 27, 2016, included a foreign currency gain of $713,000, compared to a foreign currency gain of $139,000 for the thirteen weeks ended March 29, 2015. The foreign currency activity was primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

Twenty-Six Weeks Ended March 27, 2016 vs. Twenty-Six Weeks Ended March 29, 2015

Net sales for the twenty-six weeks ended March 27, 2016, were $118,087,000, compared to $134,782,000 for the twenty-six weeks ended March 29, 2015, a decrease of $16,695,000. Suspension assembly sales decreased $22,609,000 for the twenty-six weeks ended March 27, 2016, primarily as a result of lower volume and a decrease in average selling price. This was partially offset by increased net sales from our new business development initiatives and disk drive industry-related engineering services.

Gross profit for the twenty-six weeks ended March 27, 2016, was $17,433,000, compared to gross profit of $17,726,000 for the twenty-six weeks ended March 29, 2015, a decrease of $293,000. Gross profit as a percent of net sales was 15% and 13% for the twenty-six weeks ended March 27, 2016, and March 29, 2015, respectively. The decrease in gross profit was primarily due to lower net sales in the first two quarters.

Research and development expenses for the twenty-six weeks ended March 27, 2016, were $11,459,000, compared to $13,139,000 for the twenty-six weeks ended March 29, 2015, a decrease of $1,680,000. The decrease was primarily due to lower SMA OIS actuator activity.

During the twenty-six weeks ended March 27, 2016, we incurred $4,375,000 of expenses related to the pending Merger with TDK.

During the twenty-six weeks ended March 27, 2016, we recorded severance expense of $503,000 related to a reduction of approximately 80 positions in Hutchinson, Minnesota, resulting in part from our ongoing transition of high-volume assembly operations to Thailand. As of March 27, 2016, $387,000 of severance expense remained to be paid and will be paid during our third quarter of 2016.

During the twenty-six weeks ended March 29, 2015, as part of our continued focus on overall cost reductions, we recognized $159,000 of severance and site consolidation expenses. The site consolidation expenses were primarily supplies and internal labor related to the consolidation.

Other income (expense), net, for the twenty-six weeks ended March 27, 2016, included a foreign currency gain of $746,000, compared to a foreign currency loss of $501,000 for the twenty-six weeks ended March 29, 2015. The foreign currency activity was primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

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

Interest expense for the twenty-six weeks ended March 27, 2016, was $6,642,000, compared to $7,723,000 for the twenty-six weeks ended March 29, 2015, a decrease of $1,081,000. The decrease in interest expense was primarily due to a reduction in our outstanding debt amounts.

The income tax benefit for the twenty-six weeks ended March 27, 2016, was $613,000, compared to the income tax benefit of $113,000 for the twenty-six weeks ended March 29, 2015. For the twenty-six weeks ended March 27, 2016, the net benefit of $613,000 was made up of credits for the expected future refunds of previously paid U.S. Federal Alternative Minimum Tax, offset primarily by various foreign withholding and income taxes we incur. For the twenty-six weeks ended March 29, 2015, we recognized a benefit of $113,000, as a result of credits for the expected refund of previously paid U.S. Federal Alternative Minimum Tax, offset primarily by various foreign withholding and income taxes.

Liquidity and Capital Resources

We continue to incur net losses which have dampened our ability to generate cash from operations. We currently believe that our cash and cash equivalents, restricted cash, short-term investments, cash flow from operations, credit facility and term loan, bill of exchange transactions, and additional financing, if needed and as available given contractual restrictions and current credit market conditions, will be sufficient to meet our forecasted operating expenses, debt service and capital expenditures through 2016. We currently have outstanding $63,931,000 aggregate principal amount of our 8.50% Secured Notes and $12,200,000 aggregate principal amount of our 10.875% Senior Secured Second Lien Notes due 2017 (the “10.875% Notes”), which as of March 27, 2016, were classified as current on our consolidated balance sheets. We currently expect the pending Merger to be completed before the maturity dates of our current debt obligations. However, in the event that the pending Merger is not completed prior to such time, we will evaluate a variety of financing and strategic alternatives to address these debt obligations prior to the maturity dates. We also have outstanding $37,500,000 aggregate principal amount of our 8.50% Convertible Senior Notes due 2019 (the “8.50% New Convertible Notes”). Our 8.50% New Convertible Notes mature on October 31, 2019.

During the first quarter of 2015, we obtained a $15,000,000 term loan from PNC Bank, National Association (“PNC Bank”). The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015, and continuing through January 1, 2020. As of March 27, 2016, $12,000,000 of the term loan remained outstanding and is classified as current debt in our consolidated balance sheets. See below for additional details.

In October 2014, we sold $37,500,000 aggregate principal amount of 8.50% New Convertible Notes. We also exchanged $15,000,000 aggregate principal amount of 8.50% Secured Notes for 2,500,000 shares of common stock and warrants to purchase an additional 2,500,000 shares, of which 1,250,000 warrants were exercised in November 2014 and the remaining 1,250,000 were exercised in January 2015. On January 15, 2015, we completed a redemption of the then outstanding $39,822,000 of 8.50% Convertible Senior Notes due 2026 (the “8.50% Convertible Notes”).

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

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations, our senior secured credit facility and term loan, leasing, bill of exchange transactions, and additional financing capacity, if needed and as available given contractual restrictions, current credit market conditions and our operating performance. Our cash and cash equivalents increased from $39,454,000 at September 27, 2015, to $47,434,000 at March 27, 2016. Our short-term investments decreased from $965,000 at September 27, 2015, to $506,000 at March 27, 2016 and are restricted in use. In total, our cash and cash equivalents and short-term investments increased by $7,521,000.

Cash Provided by Operating Activities

Cash provided by operating activities for the twenty-six weeks ended March 27, 2016, was $12,633,000, compared to $18,697,000 for the twenty-six weeks ended March 29, 2015. The decrease in operating cash flows was primarily due to changes in working capital.

Cash Used for Investing Activities

For the twenty-six weeks ended March 27, 2016, cash used for investing activities was $3,384,000, compared to $13,071,000 for the twenty-six weeks ended March 29, 2015. The cash used for the twenty-six weeks ended March 27, 2016, was primarily due to $4,582,000 of capital expenditures for product tooling and manufacturing equipment for new process technology and capability improvements, partially offset by $459,000 from the sale of marketable securities, $444,000 of equipment sale proceeds and $263,000 of equipment sale/leaseback transactions in Thailand. The cash used for the twenty-six weeks ended March 29, 2015, was primarily due to $14,505,000 of capital expenditures for manufacturing equipment for new process technology and capability improvements and product tooling, partially offset by $2,408,000 of equipment sale/leaseback transactions in Thailand.

Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. We anticipate capital expenditures will be approximately $10,000,000 in 2016, primarily for product tooling and manufacturing equipment for new process technology and capability improvements, such as dual-stage actuated suspension assemblies and SMA OIS actuators. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents, our senior secured credit facility, leasing, or additional financing, if available given current credit market conditions and our financial performance.

Cash Used for Financing Activities

Cash used for financing activities for the twenty-six weeks ended March 27, 2016, was $2,755,000, compared to cash used for financing activities of $1,083,000 for the twenty-six weeks ended March 29, 2015. The cash used in the twenty-six weeks ended March 27, 2016, was primarily due to $1,500,000 in repayments of our PNC Bank term loan and $1,288,000 of capital lease payments. The cash used for financing activities for the twenty-six weeks ended March 29, 2015, was primarily due to the redemption of the then outstanding $39,822,000 aggregate principal amount of 8.50% Convertible Notes, $9,533,000 in repayments of our senior secured credit facility, $3,175,000 of debt refinancing costs, and $1,113,000 of capital lease payments, partially offset by $37,500,000 in proceeds from the private placement of our 8.50% New Convertible Notes and $15,000,000 in proceeds from the PNC term loan.

Bill of Exchange

During the twenty-six weeks ended March 27, 2016, we entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Hongkong and Shanghai Banking Corporation Limited, Bangkok Branch (“HSBC”), under which our Thai subsidiary, Hutchinson Technology Operations (Thailand) Co. Ltd., sold, without recourse, an aggregate of $59,884,000 of its accounts receivable to HSBC and was paid 100% of the face value of the accounts receivable, less interest expense of LIBOR plus 1.75%. The balance remaining to be paid to our Thai subsidiary from HSBC as of September 27, 2015 was $1,228,000, included within the line item “Other receivables” on our consolidated balance sheet. As of March 27, 2016, there was no outstanding balance to be paid to our Thai subsidiary from HSBC.

We also entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Bank of America, N.A., Bangkok Branch (“Bank of America”), under which our Thai subsidiary can sell, without recourse, approximately 90% of its accounts receivable to Bank of America and be paid the full face value of that accounts receivable sold, less interest expense of LIBOR plus 1.50%. The approximately 10% remainder due on the receivable is included in our trade receivables balance until paid. During the twenty-six weeks ended March 27, 2016, our Thai subsidiary sold $31,279,000 of its accounts receivable to Bank of America, which has been paid in full.

Debt

October 2014 Financing Transactions - On October 23, 2014, we issued $37,500,000 aggregate principal amount of 8.50% New Convertible Notes. The 8.50% New Convertible Notes bear interest at a rate of 8.50% per annum, payable semi-annually in arrears on April 30 and October 31 of each year, beginning April 30, 2015. The 8.50% New Convertible Notes mature on October 31, 2019. Each $1,000 principal amount of the 8.50% New Convertible Notes is convertible into 266.6667 shares of our common stock (which is equal to an initial conversion price of approximately $3.75 per share), subject to adjustment under certain circumstances. The 8.50% New Convertible Notes rank pari passu in right of payment with all existing and future senior indebtedness of our company. Certain beneficial holders of the 8.50% New Convertible Notes had the right to require us to repurchase for cash up to $7,500,000 aggregate principal amount of the 8.50% New Convertible Notes, plus accrued and unpaid interest, if any, during the 120-day period commencing on October 23, 2014. Accordingly, $7,500,000 of the proceeds to us from the sale of the 8.50% New Convertible Notes were escrowed until the put right expired on February 20, 2015. Additionally, we were required to escrow at least $35,000,000 of cash that was restricted solely for the repayment, repurchase, redemption, defeasance or other acquisition for value of our 8.50% Convertible Notes, plus accrued but unpaid interest thereon. We capitalized debt financing costs of $1,652,000 which are being amortized over five years or until the maturity date. The amortization expense is included in interest expense. On January 15, 2015, we completed a redemption of the then outstanding $39,822,000 aggregate principal amount of 8.50% Convertible Notes. To fund this, we used the escrowed $35,000,000 and our existing cash.

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

In April 2015, we further amended the Credit Agreement to maintain compliance with the fixed charge coverage covenant thereunder to eliminate the requirement for our quarters ended March 29, 2015, June 28, 2015 and September 27, 2015 and to change the measurement periods starting with our quarter ending December 27, 2015 by excluding from such measurement periods all quarters ended before September 27, 2015. The amendment also implemented an additional earnings before interest, taxes, and depreciation and amortization (“EBITDA”) covenant for our quarters ended March 29, 2015, June 28, 2015 and September 27, 2015.

On December 10, 2015, we entered into a ninth amendment to our Credit Agreement with PNC Bank. The amendment modified the Credit Agreement to defer application of the fixed charge coverage covenant until December 25, 2016, and impose a minimum EBITDA requirement and a new minimum liability requirement for 2016.

From time to time, we borrow funds under the Senior Secured Credit Facility. As of March 27, 2016, we had no outstanding borrowings. Our average outstanding balance in the twenty-six weeks ended March 27, 2016, was $110,000. Amounts borrowed under the Senior Secured Credit Facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the Credit Agreement.

If we are unable to generate sufficient operating results in future quarters, we may not be able to comply with financial covenants in the Credit Agreement in future quarters. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of the financial covenant specific to the applicable period; however, there is no assurance that a waiver can be obtained. As of March 27, 2016, we were in compliance with the financial covenants set forth in the Credit Agreement.

PNC Bank Term Loan - On December 23, 2014, we amended the Credit Agreement to establish a $15,000,000 term loan with PNC. The covenants in the Credit Agreement also apply to this term loan. The amount borrowed under the term loan may consist of domestic rate loans, with a per annum interest rate equal to PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 2.50%, or LIBOR rate loans, with a per annum interest rate equal to 3.50% plus the greater of the LIBOR rate (as defined in the Credit Agreement) or 1.00%, or a combination thereof. As a result, our interest rate for the term loan has been 4.5%. The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015, and continuing through January 1, 2020. In the event that the Credit Agreement is not extended beyond December 1, 2016, the balance due on the term loan also will become due on December 1, 2016. Accordingly, the term loan has been classified as current debt on our consolidated balance sheet. Once repaid, amounts borrowed under the term loan may not be reborrowed. As of March 27, 2016, $12,000,000 of the term loan remained outstanding.

Capital Leases - As of March 27, 2016, we have remaining capital lease payment obligations of $5,535,000. We expect to enter into more leasing transactions throughout 2016.

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

In February of 2016, the FASB issued authoritative guidance related to leases, which requires all leases to be recognized in the statement of financial position. The standard is effective for our first quarter of 2019. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We are in the process of assessing the impact, if any, this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued authoritative guidance related to stock compensation. This guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including, the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for our first quarter of 2017. Early adoption is permitted for financial statements that have not been previously issued. We are in the process of assessing the impact, if any, this guidance will have on our consolidated financial statements.

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

As of March 27, 2016, we had $113,631,000 carrying value of fixed rate debt which had a fair market value of approximately $128,167,000. We used trading activity to determine the fair market value of the 8.50% Secured Notes. The 10.875% Notes and the 8.50% New Convertible Notes have not had trading activity, therefore the fair market value estimate for these notes was based on the closing market price of comparable debt as of the end of the fiscal quarter.

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

The amount borrowed under the PNC Bank term loan may consist of domestic rate loans, with a per annum interest rate equal to PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 2.50%, or LIBOR rate loans, with a per annum interest rate equal to 3.50% plus the greater of the LIBOR rate (as defined in the Credit Agreement) or 1.00%, or a combination thereof. As a result, our interest rate for the term loan has been 4.5%. Our investing activities are guided by an investment policy, which is reviewed at least annually by our board of directors, and whose objectives are preservation and safety of capital, maintenance of necessary liquidity and maximizing of the rate of return within the stated guidelines. Our policy provides guidelines as to the maturity, concentration limits and credit quality of our investments, as well as guidelines for communication, authorized securities and other policies and procedures in connection with our investing activities.

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

HUTCHINSON TECHNOLOGY INCORPORATED

Date:	May 5, 2016	By	/s/ Richard J. Penn
Richard J. Penn
President and Chief Executive Officer

Date:	May 5, 2016	By	/s/ David P. Radloff
David P. Radloff
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated November 1, 2015, by and among HTI, Headway Technologies, Inc., and Hydra Merger Sub, Inc.	Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of HTI	Incorporated by Reference
3.2	Amended and Restated By-Laws of HTI	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically