Form 10-Q
period 2016-06-26
HUTCHINSON TECHNOLOGY INC
filed 2016-08-05
CIK 772897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 26, 2016

Or

☐	Transition Report Pursuant to SectioN 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 001-34838

Hutchinson Technology Incorporated

(Exact name of registrant as specified in its charter)

Minnesota	41-0901840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West Highland Park Drive N.E. Hutchinson, Minnesota	55350
(Address of principal executive offices)	(Zip Code)

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

As of August 3, 2016, the registrant had 33,922,004 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUTCHINSON TECHNOLOGY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands, except shares and per share data)

	June 26, 2016	September 27, 2015
ASSETS
Current assets:
Cash and cash equivalents (Note 3)	$47,255	$39,454
Short-term investments restricted (Note 4)	506	965
Trade receivables, net	11,664	15,860
Other receivables	1,486	2,707
Inventories	32,586	40,148
Other current assets	3,535	3,588
Total current assets	97,032	102,722

Property, plant and equipment, net	117,280	134,509
Other assets	3,508	4,281
Total assets	$217,820	$241,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current debt, net of discount (Note 7)	$86,494	$3,000
Current portion of capital lease obligation	2,178	2,188
Accounts payable	14,818	19,877
Accrued compensation	8,908	9,388
Accrued expenses and other	7,560	4,239
Accrued interest	3,639	2,838
Total current liabilities	123,597	41,530

Long-term debt, net of discount (Note 7)	37,500	122,156
Capital lease obligation	2,793	4,220
Other long-term liabilities	3,028	2,731
Commitments and contingencies (Notes 7, 8, and 14)
Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 33,922,000 and 33,540,000 issued and outstanding	339	335
Additional paid-in capital (Note 7)	453,161	452,165
Accumulated other comprehensive loss	(3,510)	(4,309)
Accumulated loss	(399,088)	(377,316)
Total shareholders’ equity	50,902	70,875
Total liabilities and shareholders’ equity	$217,820	$241,512

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(In thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015

Net sales	$53,196	$54,675	$171,283	$189,457
Cost of sales	46,062	49,846	146,716	166,902
Gross profit	7,134	4,829	24,567	22,555

Research and development expenses	5,577	5,165	17,036	18,304
Selling, general and administrative expenses	4,724	5,726	15,836	17,559
Merger related expenses	444	–	4,819	–
Severance and site consolidation expenses (Note 11)	–	–	503	159
Loss from operations	(3,611)	(6,062)	(13,627)	(13,467)

Other income (expense), net	30	(1,004)	1,118	(1,292)
Loss on extinguishment of debt (Note 7)	–	–	–	(4,318)
Interest income	20	7	52	26
Interest expense	(3,303)	(3,086)	(9,945)	(10,809)
Loss before income taxes	(6,864)	(10,145)	(22,402)	(29,860)
(Benefit) provision for income taxes (Note 13)	(17)	15	(630)	(98)
Net loss	$(6,847)	$(10,160)	$(21,772)	$(29,762)
Basic loss per share	$(0.20)	$(0.30)	$(0.64)	$(0.92)
Diluted loss per share	$(0.20)	$(0.30)	$(0.64)	$(0.92)

Weighted-average common shares outstanding	33,917	33,493	33,832	32,437
Weighted-average diluted shares outstanding	33,917	33,493	33,832	32,437

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED

(In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015

Net loss	$(6,847)	$(10,160)	$(21,772)	$(29,762)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes of $0	686	(1,451)	799	(1,633)
Other comprehensive income (loss)	686	(1,451)	799	(1,633)
Total comprehensive loss	$(6,161)	$(11,611)	$(20,973)	$(31,395)

See accompanying notes to condensed consolidated financial statements – unaudited.

HUTCHINSON TECHNOLOGY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(In thousands)

	Thirty-Nine Weeks Ended
	June 26, 2016	June 28, 2015
OPERATING ACTIVITIES:
Net loss	$(21,772)	$(29,762)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	21,749	24,134
Stock-based compensation	931	1,041
(Gain) loss on disposal of assets	(473)	63
Non-cash interest expense	1,088	1,622
Loss on extinguishment of debt (Note 7)	–	4,318
Severance and site consolidation expenses (Note 11)	153	(27)
Changes in operating assets and liabilities	13,063	9,463
Cash provided by operating activities	14,739	10,852

INVESTING ACTIVITIES:
Capital expenditures	(5,684)	(17,344)
Proceeds from the sale and sale/leaseback of equipment	816	3,111
Change in restricted cash (Note 3)	(447)	19
Purchases of marketable securities	(1,012)	(965)
Sales/maturities of marketable securities	1,471	965
Cash used for investing activities	(4,856)	(14,214)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	69	60
Repayments of capital lease	(1,845)	(1,749)
Repayments of revolving credit line	(38,494)	(100,389)
Proceeds from revolving credit line	38,494	93,856
Repayments of debt	(2,250)	(40,572)
Proceeds from private placement of debt	–	37,500
Proceeds from term loan	–	15,000
Debt refinancing costs	–	(3,175)
Cash (used for) provided by financing activities	(4,026)	531

Effect of exchange rate changes on cash	1,944	279

Net increase (decrease) in cash and cash equivalents	7,801	(2,552)

Cash and cash equivalents at beginning of period	39,454	37,939

Cash and cash equivalents at end of period	$47,255	$35,387

Supplemental cash flow disclosure:
Cash interest paid (net of amount capitalized)	$7,322	$7,267
Income taxes paid	$25	$9
Assets acquired through capital lease	$263	$3,051
Non-cash exchange of debt for equity (Note 7)	$–	$15,000

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

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our capital stock (other than shares held (1) by Parent or Merger Subsidiary or any direct or indirect subsidiary of our company or Parent, and (2) by shareholders who have perfected and not withdrawn a demand for dissenters’ rights or who have not otherwise lost dissenters’ rights under Minnesota law with respect to such shares), will be cancelled and extinguished and automatically converted into the right to receive (“TDK”):

•	$3.62 in cash, without interest, plus

•	up to $0.38 in cash, without interest (the “Additional Consideration”).

The Additional Consideration will be determined prior to consummation of the Merger and will be an amount equal to $0.0108 per share for each $500,000 of our Net Cash (as defined in the Merger Agreement) over $17,500,000 as of a fiscal period end within 45 days prior to the consummation of the Merger. We cannot predict the amount of Additional Consideration, if any, that will be payable to shareholders. As of June 26, 2016, our Net Cash was $50,668,000.

On January 28, 2016, at a special meeting of our shareholders, the Merger Agreement, and the Merger pursuant to that agreement, was approved by our shareholders. The transactions described in the Merger Agreement are subject to the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement. The U.S. Federal Trade Commission (“FTC”) is reviewing the pending merger. We and TDK continue to provide additional information to the FTC and are working cooperatively with the FTC to move the review forward. The FTC has not indicated when its review may be completed. Additionally, we are engaging in contingency planning for the potential of continued delays or impediments to the pending Merger and will evaluate a variety of financing and strategic alternatives to address our debt obligations prior to the maturity dates. It is uncertain whether these financing and strategic alternatives will be available in the timeframe required, or on terms acceptable to us, if at all. Subject to certain conditions, the Merger Agreement may be terminated by us or TDK if the Merger has not been consummated on or before November 1, 2016.

During the thirteen weeks and thirty-nine weeks ended June 26, 2016, we incurred $444,000 and $4,819,000, respectively, of expenses related to the pending Merger.

(3) CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less.

As of June 26, 2016, and September 27, 2015, we had $2,124,000 and $1,677,000, respectively, of cash and cash equivalents that were restricted in use, which are classified in other current assets. These amounts for both periods covered outstanding letters of credit and cash received and temporarily held in our senior secured credit facility collections account.

(4) INVESTMENTS

A summary of our investments is as follows:

	June 26, 2016	September 27, 2015
Available-for-sale securities
U.S government debt securities	$506	$965

Our short-term investments are comprised of United States government debt securities. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive gain or loss within shareholders’ equity.

As of June 26, 2016, our short-term investments were scheduled to mature within one year.

As of June 26, 2016, and September 27, 2015, we had $506,000 and $965,000, respectively, of short-term investments that were restricted in use. The amounts are required by the State of Minnesota to be held as security for our self-insured workers compensation programs.

(5) TRADE RECEIVABLES

We grant credit to our customers, but generally do not require collateral or any other security to support amounts due. Trade receivables of $11,664,000 at June 26, 2016, and $15,860,000 at September 27, 2015, are net of allowances for sales returns of $455,000 and $623,000, respectively.

During the thirty-nine weeks ended June 26, 2016, we entered into multiple independent bill of exchange discounting transactions with a certain customer under an uncommitted facility with Hongkong and Shanghai Banking Corporation Limited, Bangkok Branch (“HSBC”), under which our Thai subsidiary, Hutchinson Technology Operations (Thailand) Co. Ltd., sold, without recourse, an aggregate of $81,196,000 of its accounts receivable to HSBC and was paid 100% of the face value of the accounts receivable sold, less interest expense of LIBOR plus 1.75%. As of June 26, 2016, there was no outstanding balance to be paid to our Thai subsidiary from HSBC. During 2015, our Thai subsidiary was paid 95% of the face value of the accounts receivable sold, less interest expense of LIBOR plus 1.75%. The balance remaining to be paid to our Thai subsidiary from HSBC as of September 27, 2015 was $1,228,000, included within the line item “Other receivables” on our consolidated balance sheets.

During the thirty-nine weeks ended June 26, 2016, we also entered into multiple independent bill of exchange discounting transactions with a certain customer under an uncommitted facility with Bank of America, N.A., Bangkok Branch (“Bank of America”), under which our Thai subsidiary sold, without recourse, approximately 90%, or an aggregate of $49,414,000, of its accounts receivable to Bank of America and was paid 100% of the face value of the accounts receivable sold, less interest expense of LIBOR plus 1.50%. The approximately 10% remainder due on the receivable is included in our trade receivables balance until paid. The trade receivables balance remaining to be paid to our Thai subsidiary from that customer as of June 26, 2016 was $2,632,000.

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

September 27, 2015	Increases in the Allowance Related to Warranties Issued	Reductions in the Allowance for Returns Under Warranties	June 26, 2016
$623	$450	$(618)	$455

(6) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs and inventory balances. Inventories consisted of the following at June 26, 2016, and September 27, 2015:

	June 26, 2016	September 27, 2015

Raw materials	$15,259	$19,236
Work in process	8,317	9,537
Finished goods	9,010	11,375
	$32,586	$40,148

(7) Debt

Debt consisted of the following at June 26, 2016, and September 27, 2015:

	June 26, 2016	September 27, 2015

8.50% Secured Notes	$63,931	$63,931
8.50% Secured Notes debt discount	(783)	(1,742)
10.875% Notes	12,200	12,200
10.875% Notes debt discount	(104)	(233)
8.50% New Convertible Notes	37,500	37,500
PNC Bank term loan	11,250	13,500
Total debt, net of discounts	123,994	125,156
Less: Current maturities, net of discounts	(86,494)	(3,000)
Total long-term debt, net of discounts	$37,500	$122,156

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

8.50% Secured Notes

We currently have outstanding $63,931,000 aggregate principal amount of 8.50% Secured Notes, which as of June 26, 2016 was classified as current on our consolidated balance sheets. The 8.50% Secured Notes were originally issued in March 2012 in the aggregate principal amount of $78,931,000. Of that total amount, $38,931,000 aggregate principal amount of 8.50% Secured Notes was issued pursuant to an effective registration statement relating to an offer to purchase for cash or exchange for new securities any and all of our outstanding 3.25% Convertible Subordinated Notes due 2026. The remaining $40,000,000 aggregate principal amount of 8.50% Secured Notes was issued in a private placement that included the issuance of warrants to purchase 3,869,000 shares of our common stock. The warrants were exercisable on a cashless basis for $0.01 per share for ten years after their issuance. The total purchase price for the 8.50% Secured Notes and warrants issued in the private placement was $39,400,000. The fair value of the warrants was recorded in additional paid-in capital in the amount of $8,489,000. As of May 2013, all 3,869,000 warrants had been exercised and there were no warrants outstanding.

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

10.875% Notes

On January 22, 2013, we issued $12,200,000 aggregate principal amount of the 10.875% Notes for a total purchase price of $11,590,000. As of June 26, 2016, the $12,200,000 aggregate principal amount of the 10.875% Notes was classified as current on our consolidated balance sheets. The 10.875% Notes were issued in a private placement pursuant to an indenture dated as of January 22, 2013, and bear interest at a rate of 10.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning July 15, 2013. The 10.875% Notes are secured by liens on all assets securing our senior secured credit facilities (other than capital stock of subsidiaries of our company to the extent that inclusion of such capital stock would require the filing of separate financial statements for such subsidiaries with the SEC), which liens rank junior in priority to the liens securing our senior secured credit facilities and other permitted priority liens and on an equal and ratable basis with the liens securing our 8.50% Secured Notes. The 10.875% Notes are scheduled to mature on January 15, 2017, unless redeemed or repurchased in accordance with their terms. We may redeem all or a portion of the 10.875% Notes at any time by paying 100% of the principal amount redeemed, plus a make-whole premium as of, and accrued and unpaid interest to, the date of redemption.

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

On December 10, 2015, we entered into a ninth amendment to our Credit Agreement with PNC Bank. The amendment modified the Credit Agreement to defer application of the fixed charge coverage covenant until December 25, 2016, and impose a minimum EBITDA requirement and a new minimum liquidity requirement for 2016.

From time to time, we borrow funds under the Senior Secured Credit Facility. As of June 26, 2016, we had no outstanding balance. Our average outstanding balance in the thirty-nine weeks ended June 26, 2016 was $73,000. Amounts borrowed under the Senior Secured Credit Facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the Credit Agreement.

If we are unable to generate sufficient operating results, we may not be able to comply with financial covenants in the Credit Agreement. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of financial covenants specific to the applicable period; however, there is no assurance that a waiver can be obtained. As of June 26, 2016, we were in compliance with the financial covenants set forth in the Credit Agreement.

PNC Bank Term Loan

On December 23, 2014, we entered into an amendment to our existing senior secured credit facility dated as of September 16, 2011, as previously amended, with PNC Bank as agent and lender, pursuant to which a term loan was made to us in the amount of $15,000,000. The covenants in the Credit Agreement also apply to this term loan. The term loan may consist of domestic rate loans, with a per annum interest rate equal to PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 2.50%, or LIBOR rate loans, with a per annum interest rate equal to 3.50% plus the greater of the LIBOR rate (as defined in the Credit Agreement) or 1.00%, or a combination thereof. As a result, our interest rate for the term loan has been 4.5%. The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015, and continuing through January 1, 2020. In the event that the Credit Agreement is not extended beyond December 1, 2016, the balance due on the term loan also will become due on December 1, 2016. Accordingly, the term loan has been classified as current debt on our consolidated balance sheets. Once repaid, amounts borrowed under the term loan may not be reborrowed. As of June 26, 2016, $11,250,000 of the term loan remained outstanding.

Current Debt and Contingency Planning

We currently have outstanding $63,931,000 aggregate principal amount of our 8.50% Secured Notes and $12,200,000 aggregate principal amount of our 10.875% Notes, all of which is scheduled to mature on January 15, 2017. Our revolving credit facility with PNC Bank is scheduled to expire on December 1, 2016. If the Merger has not closed and the revolving credit facility has not been extended on or before that date, then the outstanding balance of the term loan under the credit facility will become due on that date. As of June 26, 2016, $11,250,000 of the term loan remained outstanding.

We are engaging in contingency planning for the potential of continued delays or impediments to the Merger and will evaluate a variety of financing and strategic alternatives to address these debt obligations prior to the maturity dates, including separate or related transactions to refinance our existing debt, significant additional funding, or the sale of some or all of the company or its assets, subject to existing contractual obligations. We currently do not have any commitments from third parties for any such alternative transactions. It is uncertain whether these financing and strategic alternatives will be available in the timeframe required, or on terms acceptable to us, if at all.

(8) COMMITMENTS AND CONTINGENCIES

Lease Commitments

We have commitments under various capital and operating lease agreements. Assets acquired under capital leases are depreciated over the useful life of the asset.

The future minimum lease payments for all capital and operating leases as of June 26, 2016, are as follows:

	Capital Leases	Operating Leases
2016	$632	$233
2017	2,477	320
2018	1,464	249
2019	651	218
Thereafter	46	72
Total future minimum lease payments	5,270	1,092
Less: Interest	(299)	–
Total future minimum lease payments excluding interest	$4,971	$1,092

Legal Proceedings

Hutchinson Technology Incorporated and all members of our board of directors were named as defendants in four purported shareholder class actions relating to the proposed merger pursuant to the Merger Agreement, which were filed in the United States District Court for the District of Minnesota in November and December 2015. By order of the federal court entered on April 20, 2016, the four federal actions were consolidated, shareholders Matthew and Lori Ridler were appointed lead plaintiffs and the Ridlers’ counsel were appointed lead counsel. On May 23, 2016, the Ridlers filed a Consolidated Class Action Complaint (the “Consolidated Complaint”) that supersedes all prior pleadings. The Consolidated Complaint alleges that Hutchinson Technology Incorporated and our directors violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and Rule 14a-9 promulgated thereunder, by filing and distributing a proxy statement that contained materially incomplete and misleading statements and omissions. The Consolidated Complaint also names Merrill Lynch, Pierce, Fenner & Smith Incorporated, our financial advisor in connection with the proposed Merger, as a defendant, and alleges that Merrill Lynch also violated Section 14(a), and Rule 14a-9 promulgated thereunder, by providing materially incomplete and misleading statements and omissions in the proxy statement. The Consolidated Complaint seeks compensatory and/or rescissory damages in an unspecified amount; pre-judgment and post-judgment interest; unspecified equitable and/or injunctive relief; and an award of attorneys’ fees, costs and disbursements. On July 1, 2016, the defendants filed a motion to dismiss the Consolidated Complaint, which is pending before the federal court.

On June 20, 2016, Nitto Denko Corporation filed a patent lawsuit against Hutchinson Technology Incorporated in the U.S. District Court for the District of New Jersey alleging that we infringed six United States patents in our development, manufacture, use, importation, sale, and/or offer for sale of products, which include but are not limited to our products incorporated in certain hard drives made by our customer Western Digital Corporation. Nitto Denko seeks several forms of relief, including a judgment that we have infringed the six asserted patents, and that the infringement is willful and deliberate; compensatory and enhanced damages for the alleged infringement; pre-judgment and post-judgment interest as well as attorneys’ fees, costs and disbursements; preliminary and permanent injunctions from making, using, importing, exporting, distributing, supplying, selling or offering to sell or causing to be sold any product falling within the scope of the six asserted patents or otherwise contributing to or inducing infringement of them, and in the absence of an injunction, an award of an ongoing royalty. Our response to the Complaint is due on August 18, 2016.

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

(9) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. Our other comprehensive income (loss) is comprised of unrealized gains and losses on foreign translation adjustments.

Accumulated other comprehensive income (loss), net of tax (see Note 13 for a discussion of income taxes), was as follows:

Foreign Currency Translation Adjustments
Balance as of September 27, 2015	$(4,309)
Other comprehensive income	799
Balance as of June 26, 2016	$(3,510)

Balance as of September 28, 2014	$(543)
Other comprehensive loss	(1,633)
Balance as of June 28, 2015	$(2,176)

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

(11) SEVERANCE AND SITE CONSOLIDATION EXPENSES

A summary of our severance and site consolidation expenses as of June 26, 2016, is as follows:

	Severance	Site Consolidation Expenses	Total
Accrual balances, September 28, 2014	$27	$–	$27
Restructuring charges	(19)	178	159
Cash payments	(8)	(178)	(186)
Accrual balances, December 28, 2014	–	–	–

Accrual balances, December 28, 2015	–	–	–
Restructuring charges	503	–	503
Cash payments	(116)	–	(116)
Accrual balances, March 27, 2016	387	–	387
Restructuring charges	–	–	–
Cash payments	(234)	–	(234)
Accrual balances, June 26, 2016	153	–	153

In recent years, we had multiple severance and manufacturing consolidation and restructuring plans in place to support efforts to improve operating results and liquidity through improved utilization of our facilities in both the U.S. and Thailand.

In connection with the consolidation of our operations, we incurred site consolidation expenses of $178,000 during the thirty-nine weeks ended June 28, 2015. The site consolidation expenses consisted primarily of internal labor and contractors.

During the second quarter of 2016, we recorded severance expense of $503,000 related to a reduction of approximately 80 positions in Hutchinson, Minnesota, resulting in part from our ongoing transition of high-volume assembly operations to Thailand. As of June 26, 2016, $153,000 of severance expense remained to be paid during our fourth quarter of 2016.

(12) OTHER INCOME (EXPENSE)

Transaction gains and losses that arise from the exchange rate changes on transactions denominated in a currency other than the local currency are included in “Other income (expense), net” in our condensed consolidated statements of operations. For the thirteen and thirty-nine weeks ended June 26, 2016, we recognized a foreign currency loss of $84,000 and a foreign currency gain of $662,000, respectively. For the thirteen and thirty-nine weeks ended June 28, 2015, we recognized a foreign currency loss of $1,093,000 and $1,594,000, respectively. These were primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

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

The income tax benefit for the thirteen weeks ended June 26, 2016, was $17,000, compared to the income tax provision of $15,000 for the thirty-nine weeks ended June 28, 2015. The income tax benefit for the thirty-nine weeks ended June 26, 2016, was $630,000, compared to the income tax benefit of $98,000 for the thirty-nine weeks ended June 28, 2015. For the thirty-nine weeks ended June 26, 2016, the net benefit of $630,000 was made up of credits for the expected future refunds of previously paid U.S. Federal Alternative Minimum Tax, as provided by the Protecting Americans from Tax Hike legislation enacted on December 18, 2015, offset primarily by various foreign withholding and income taxes we incur. For the thirty-nine weeks ended June 28, 2015, we recognized a benefit of $859,000 due to reserves for certain tax refunds that were released due to the expiration of the applicable statute of limitations.

(14) STOCK-BASED COMPENSATION

Our 2011 Equity Incentive Plan has been approved by shareholders and authorizes the issuance of 1,200,000 shares of our common stock (plus any shares that remained available on the approval date for future grants under our 1996 Incentive Plan) for equity-based awards (no further awards will be made under our 1996 Incentive Plan). Under the equity incentive plans, stock options have been granted to employees, including our officers, and to our directors, at an exercise price not less than the fair market value of our common stock at the date the options are granted. The options granted generally expire ten years from the date of grant or at an earlier date as determined by the committee of our board of directors that administers the plans. Options granted under the plans prior to November 2005 generally were exercisable one year from the date of grant. Options granted under the plans from November 2005 to October 2011 are exercisable two to three years from the date of grant. Options granted under the plans since November 2011 are exercisable one to three years from the date of grant.

Under our 2011 Equity Incentive Plan, we also have issued restricted stock units (“RSUs”) to employees, including our officers. RSUs generally vest over three years in annual installments commencing one year after the date of grant. We recognize compensation expense for the RSUs over the service period equal to the fair market value of the RSUs on the date of issuance. Upon vesting, RSUs convert to shares in accordance with the terms of the equity incentive plan under which they were issued.

We recorded stock-based compensation expense related to our stock options, RSUs and common stock, included in selling, general and administrative expenses, of $931,000 and $1,041,000 for the thirty-nine weeks ended June 26, 2016, and June 28, 2015, respectively. As of June 26, 2016, $1,182,000 of unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted-average period of approximately 15 months.

In accordance with the terms of the Merger Agreement, there were no options or RSU’s granted during the thirty-nine weeks ended June 26, 2016.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the thirty-nine weeks ended June 28, 2015, was $2.42. The fair value of options at the date of grant and the weighted-average assumptions utilized to determine such values are indicated in the following table:

Thirty-Nine Weeks Ended
June 28, 2015
Risk-free interest rate	2.0%
Expected volatility	70.0%
Expected life (in years)	8.0
Dividend yield	–

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. We considered historical data in projecting expected stock price volatility. We estimated the expected life of stock options and stock option forfeitures based on historical experience.

Option transactions during the thirty-nine weeks ended June 26, 2016, are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Life (yrs.)
Outstanding at September 27, 2015	3,338,717	9.52	4.2
Granted	–	–
Exercised	(25,217)	3.02
Expired/Canceled	(218,385)	25.25
Outstanding at June 26, 2016	3,095,615	6.99	5.2
Options exercisable at June 26, 2016	2,690,427	7.54	4.6

The aggregate intrinsic value at June 26, 2016, of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding was $1,809,000. The aggregate intrinsic value of our stock options exercisable at June 26, 2016, was $1,700,000.

The following table summarizes the status of options that remain subject to vesting:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Life (yrs.)
Non-vested at September 27, 2015	706,020	2.22	8.6
Granted	–	–
Vested	(300,832)	1.97
Canceled	–	–
Non-vested at June 26, 2016	405,188	2.40	8.6

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted-Average Remaining Contractual Life (yrs.)	Weighted-Average Price ($)	Number Exercisable	Weighted-Average Exercise Price ($)
1.45 - 3.00	910,720	7.1	2.12	792,200	1.99
3.01 - 5.00	1,185,377	5.8	3.18	898,709	3.09
5.01 - 10.00	489,383	3.9	7.33	489,383	7.33
10.01 - 37.95	510,135	1.4	24.18	510,135	24.18
Total	3,095,615	5.2	6.99	2,690,427	7.54

RSU transactions during the thirty-nine weeks ended June 26, 2016, are summarized as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value ($)
Non-vested at September 27, 2015	691,899	2.90
Granted	–	–
Vested	(356,728)	2.54
Canceled	(5,864)	3.32
Non-vested at June 26, 2016	329,307	3.29

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

A reconciliation of these amounts is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net loss	$(6,847)	$(10,160)	$(21,772)	$(29,762)

Weighted-average common shares outstanding	33,917	33,493	33,832	32,437
Dilutive potential common shares	–	–	–	–
Weighted-average common and diluted shares outstanding	33,917	33,493	33,832	32,437

Basic loss per share	$(0.20)	$(0.30)	$(0.64)	$(0.92)

Diluted loss per share	$(0.20)	$(0.30)	$(0.64)	$(0.92)

Diluted loss per share for the thirteen weeks ended June 26, 2016, excludes potential common shares of 358,000 using the treasury stock method, and 10,000,000 using the if-converted method for the 8.50% New Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirteen weeks ended June 28, 2015, excludes potential common shares of 141,000 using the treasury stock method, and 10,000,000 using the if-converted method for the 8.50% New Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirty-nine weeks ended June 26, 2016, excludes potential common shares of 284,000 using the treasury stock method, and 10,000,000 using the if-converted method for the 8.50% New Convertible Notes, as they were anti-dilutive. Diluted loss per share for the thirty-nine weeks ended June 28, 2015, excludes potential common shares of 238,000 using the treasury stock method, and 10,953,000 using the if-converted method for the 8.50% Convertible Notes and the 8.50% New Convertible Notes, as they were anti-dilutive.

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

The following tables present our assets that are measured at fair value on a recurring basis at June 26, 2016, and September 27, 2015:

	Fair Value Measurements at June 26, 2016
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

The estimated fair values of our debt were as follows on each of the indicated dates:

	June 26, 2016		September 27, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.50% Secured Notes	$63,931	$64,011	$63,931	$64,011
10.875% Notes	12,200	12,972	12,200	12,972
8.50% New Convertible Notes	37,500	52,136	37,500	32,404
PNC Bank term loan	11,250	11,250	13,500	13,500

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

(17) SUBSEQUENT EVENTS

We received a letter on July 26, 2016 from the Antitrust Division of the U.S. Department of Justice (“DOJ”), which has opened an investigation relating to the sale of suspension assemblies for use in hard disk drives. The DOJ’s letter stated that neither the company nor any of our employees are currently a subject of the DOJ investigation, but that we may have documents and electronic information relevant to its investigation. We intend to fully cooperate with the DOJ’s investigation.

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

The Additional Consideration will be determined prior to consummation of the Merger and will be an amount equal to $0.0108 per share for each $500,000 of our Net Cash (as defined in the Merger Agreement) over $17,500,000 as of a fiscal period end within 45 days prior to the consummation of the Merger. We cannot predict the amount of Additional Consideration, if any, that will be payable to shareholders. As of June 26, 2016, our Net Cash was $50,668,000.

On January 28, 2016, at a special meeting of our shareholders, the Merger Agreement, and the Merger pursuant to that agreement, was approved by our shareholders. The transactions desribed in the Merger Agreement are subject to the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement. The U.S. Federal Trade Commission (“FTC”) is reviewing the pending merger. We and TDK continue to provide additional information to the FTC and are working cooperatively with the FTC to move the review forward. The FTC has not indicated when its review may be completed. Additionally, we are engaging in contingency planning for the potential of continued delays or impediments to the pending Merger and will evaluate a variety of financing and strategic alternatives to address our debt obligations prior to the maturity dates. It is uncertain whether these financing and strategic alternatives will be available in the timeframe required, or on terms acceptable to us, if at all. Subject to certain conditions, the Merger Agreement may be terminated by us or TDK if the Merger has not been consummated on or before November 1, 2016.

General Business

The majority of our revenue is derived from the sale of suspension assemblies to a small number of manufacturers. Suspension assemblies are precise electro-mechanical components that hold a disk drive’s read/write head at microscopic distances above the drive’s disks.

Sales to our three largest customers constituted 94% of net sales for the thirty-nine weeks ended June 26, 2016, as shown in the following table.

Customer	Percentage of Sales
Western Digital Corporation	56%
Seagate Technology, LLC	33%
SAE Magnetics, Ltd/TDK	5%

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

The following table sets forth our recent quarterly suspension assembly shipment quantities in millions for the periods indicated:

Suspension Assembly Shipments by Quarter
	2015				2016
	First	Second	Third	Fourth	First	Second	Third
Suspension assembly shipment quantities	122	101	87	105	107	85	81

Our suspension assembly shipments totaled 107 million in the first quarter of 2016, up 1% compared with 105 million in the fourth quarter of 2015. Demand weakened near the end of the first quarter of 2016. In the second quarter of 2016, suspension assembly shipments decreased 20% to 85 million. The decrease was primarily due to a decline in disk drive demand in the seasonally slower March quarter. In the third quarter of 2016, suspension assembly shipments decreased 5% to 81 million. The decrease was primarily due to lower demand.

Average selling price increased to $0.59 in the third quarter of 2016, compared with the second and first quarters of 2016, which remained flat at $0.57 with the fourth quarter of 2015. The increase in the third quarter of 2016 resulted from a higher product mix of dual-stage actuated (“DSA’) suspensions that carry a higher selling price.

Gross profit in the third quarter of 2016 was $7,134,000, or 13% of net sales, compared with $5,712,000 in the second quarter of 2016, or 11% of net sales, and $11,721,000 in the first quarter of 2016, or 18% of net sales. Gross profit in the first quarter of 2016 benefited from our continued efforts to reduce costs and a favorable product mix including suspensions using lower cost, internally-produced TSA+ flexures. Gross profit in the second quarter of 2016 primarily declined as a result of lower volume in the quarter, resulting in lower leverage of our capacity and fixed costs. The increase in gross profit in the third quarter of 2016 compared to the second quarter of 2016 was primarily due to adjustments we made to lower our operating costs. This included shifting nearly all of our final assembly production to our Thailand assembly operation, which accounted for 98% of our 2016 third quarter’s assembly production, up from 88% in the preceding quarter.

As part of our new business development efforts, we have been developing an optical image stabilization (“OIS”) actuator for smartphone cameras. Multiple versions of our shape memory alloy (“SMA”) OIS actuators are currently being tested and evaluated by customers for possible incorporation into future products. This includes customer samples of new SMA OIS actuators that were developed for use with larger camera lenses and with front-facing cameras. During the first three quarters of 2016, all of the costs of our SMA OIS initiative were classified as research and development expenses.

Outlook

In the fourth quarter of 2016, we expect suspension assembly shipments to range from 70 million to 80 million as customers rebalance their suspension assembly procurement plans in anticipation of our merger with TDK. Our average selling price is expected to remain flat at $0.59. Gross profit is expected to decline on the quarter’s lower volume.

Our priorities for the fourth quarter of 2016 are working with the FTC on their continuing review of our pending merger, managing costs to adjust to the expected lower volume, and aggressively managing cash and engaging in contingency planning for the potential of continued delays or impediments to the pending merger.

Other Matters

We received a letter on July 26, 2016 from the Antitrust Division of the U.S. Department of Justice (“DOJ”), which has opened an investigation relating to the sale of suspension assemblies for use in hard disk drives. The DOJ’s letter stated that neither the company nor any of our employees are currently a subject of the DOJ investigation, but that we may have documents and electronic information relevant to its investigation. We intend to fully cooperate with the DOJ’s investigation.

RESULTS OF OPERATIONS

Thirteen Weeks Ended June 26, 2016 vs. Thirteen Weeks Ended June 28, 2015

Net sales for the thirteen weeks ended June 26, 2016, were $53,196,000, compared to $54,675,000 for the thirteen weeks ended June 28, 2015, a decrease of $1,479,000. Suspension assembly sales decreased $4,064,000 for the thirteen weeks ended June 26, 2016, primarily as a result of lower volume. This was partially offset by increased net sales from our new business development initiatives and disk drive industry-related engineering services.

Gross profit for the thirteen weeks ended June 26, 2016, was $7,134,000, compared to gross profit of $4,829,000 for the thirteen weeks ended June 28, 2015, an increase of $2,305,000. Gross profit was 13% of net sales for the thirteen weeks ended June 26, 2016, compared to 9% of net sales for the thirteen weeks ended June 28, 2015. The increase in gross profit was primarily due to adjustments we made to lower our operating costs, which included shifting nearly all of our final assembly production to our Thailand assembly operation.

Research and development expenses for the thirteen weeks ended June 26, 2016, were $5,577,000, compared to $5,165,000 for the thirteen weeks ended June 28, 2015, an increase of $412,000. The increase was primarily due to SMA OIS actuator activity.

Selling, general and administrative expenses for the thirteen weeks ended June 26, 2016, were $4,724,000 compared to $5,726,000 for the thirteen weeks ended June 28, 2015, a decrease of $1,002,000. The decrease was primarily due to a reduction of incentive compensation expenses and professional services.

During the thirteen weeks ended June 26, 2016, we incurred $444,000 of expenses related to the pending Merger with TDK.

Other income (expense), net, for the thirteen weeks ended June 26, 2016, included a foreign currency loss of $84,000, compared to a foreign currency loss of $1,093,000 for the thirteen weeks ended June 28, 2015. The foreign currency activity was primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

Thirty-Nine Weeks Ended June 26, 2016 vs. Thirty-Nine Weeks Ended June 28, 2015

Net sales for the thirty-nine weeks ended June 26, 2016, were $171,283,000, compared to $189,457,000 for the thirty-nine weeks ended June 28, 2015, a decrease of $18,174,000. Suspension assembly sales decreased $26,673,000 for the thirty-nine weeks ended June 28, 2015, primarily as a result of lower volume. This decrease was partially offset by increased net sales from our new business development initiatives and disk drive industry-related engineering services.

Gross profit for the thirty-nine weeks ended June 26, 2016, was $24,567,000, compared to gross profit of $22,555,000 for the thirty-nine weeks ended June 28, 2015, an increase of $2,102,000. Gross profit as a percent of net sales was 14% and 12% for the thirty-nine weeks ended June 26, 2016, and June 28, 2015, respectively. The increase in gross profit was primarily due to adjustments we made to lower our operating costs.

Research and development expenses for the thirty-nine weeks ended June 26, 2016, were $17,036,000, compared to $18,304,000 for the thirty-nine weeks ended June 28, 2015, a decrease of $1,268,000. The decrease was primarily due to lower SMA OIS actuator activity.

Selling, general and administrative expenses for the thirty-nine weeks ended June 26, 2016, were $15,836,000 compared to $17,559,000 for the thirteen weeks ended June 28, 2015, a decrease of $1,723,000. The decrease was primarily due to a reduction of incentive compensation expenses and professional services.

During the thirty-nine weeks ended June 26, 2016, we incurred $4,819,000 of expenses related to the pending Merger with TDK.

During the thirty-nine weeks ended June 26, 2016, we recorded severance expense of $503,000 related to a reduction of approximately 80 positions in Hutchinson, Minnesota, resulting in part from our ongoing transition of high-volume assembly operations to Thailand. As of June 26, 2016, $153,000 of severance expense remained to be paid and will be paid during our fourth quarter of 2016.

During the thirty-nine weeks ended June 28, 2015, as part of our continued focus on overall cost reductions, we recognized $159,000 of severance and site consolidation expenses. The site consolidation expenses were primarily supplies and internal labor related to the consolidation.

Other income (expense), net, for the thirty-nine weeks ended June 26, 2016, included a foreign currency gain of $662,000, compared to a foreign currency loss of $1,594,000 for the thirty-nine weeks ended June 28, 2015. The foreign currency activity was primarily related to U.S. dollar-denominated inter-company liabilities owed to us by our Thai subsidiary.

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

Interest expense for the thirty-nine weeks ended June 26, 2016, was $9,945,000, compared to $10,809,000 for the thirty-nine weeks ended June 28, 2015, a decrease of $864,000. The decrease in interest expense was primarily due to a reduction in our outstanding debt amounts.

The income tax benefit for the thirty-nine weeks ended June 26, 2016, was $630,000, compared to the income tax benefit of $98,000 for the thirty-nine weeks ended June 28, 2015. For the thirty-nine weeks ended June 26, 2016, the net benefit of $630,000 was made up of credits for the expected future refunds of previously paid U.S. Federal Alternative Minimum Tax, offset primarily by various foreign withholding and income taxes we incur. For the thirty-nine weeks ended June 28, 2015, we recognized an $859,000 benefit due to reserves for certain tax refunds that were released due to the expiration of the applicable statute of limitations.

Liquidity and Capital Resources

We continue to incur net losses which have dampened our ability to generate cash from operations. We currently believe that our cash and cash equivalents, restricted cash, short-term investments, cash flow from operations, credit facility and term loan, bill of exchange transactions, and additional financing, if needed and as available given contractual restrictions and current credit market conditions, will be sufficient to meet our forecasted operating expenses, debt service and capital expenditures through calendar 2016.

We currently have outstanding $63,931,000 aggregate principal amount of our 8.50% Secured Notes and $12,200,000 aggregate principal amount of our 10.875% Senior Secured Second Lien Notes due 2017 (the “10.875% Notes”), which as of June 26, 2016, were classified as current on our consolidated balance sheets. Our 8.50% Secured Notes and 10.875% Notes mature on January 15, 2017. We also have outstanding $37,500,000 aggregate principal amount of our 8.50% Convertible Senior Notes due 2019 (the “8.50% New Convertible Notes”). Our 8.50% new Convertible Notes mature on October 31, 2019.

During the first quarter of 2015, we obtained a $15,000,000 term loan from PNC Bank, National Association (“PNC Bank”). The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015, and continuing through January 1, 2020. In the event that the Credit Agreement is not extended beyond December 1, 2016, the balance due on the term loan also will become due on December 1, 2016. Accordingly, the term loan has been classified as current debt on our consolidated balance sheet. Once repaid, amounts borrowed under the term loan may not be borrowed. As of June 26, 2016, $11,250,000 of the term loan remained outstanding. See below for additional details.

On November 1, 2015, we entered into the Merger Agreement. The FTC is reviewing the pending merger. We and TDK continue to provide additional information to the FTC and are working cooperatively with the FTC to move the review forward. The FTC has not indicated when its review may be completed. Additionally, we are engaging in contingency planning for the potential of continued delays or impediments to the pending merger and will evaluate a variety of financing and strategic alternatives to address these debt obligations prior to the maturity dates, including separate or related transactions to refinance our existing debt, significant additional funding, or the sale of some or all of the company or its assets, subject to existing contractual obligations. We currently do not have any commitments from third parties for any such alternative transactions. It is uncertain whether these financing and strategic alternatives will be available in the timeframe required, or on terms acceptable to us, if at all.

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

Our principal sources of liquidity are cash and cash equivalents, short-term investments, cash flow from operations, our senior secured credit facility and term loan, leasing, bill of exchange transactions, and additional financing capacity, if needed and as available given contractual restrictions, current credit market conditions and our operating performance. Our cash and cash equivalents increased from $39,454,000 at September 27, 2015, to $47,255,000 at June 26, 2016. Our short-term investments decreased from $965,000 at September 27, 2015, to $506,000 at June 26, 2016 and are restricted in use. In total, our cash and cash equivalents and short-term investments increased by $7,342,000.

Cash Provided by Operating Activities

Cash provided by operating activities for the thirty-nine weeks ended June 26, 2016, was $14,739,000, compared to $10,852,000 for the thirty-nine weeks ended June 28, 2015. The increase in operating cash flows was primarily due to decreases in accounts receivable and inventory, partially offset by a decrease in accounts payable.

Cash Used for Investing Activities

For the thirty-nine weeks ended June 26, 2016, cash used for investing activities was $4,856,000, compared to $14,214,000 for the thirty-nine weeks ended June 28, 2015. The cash used for the thirty-nine weeks ended June 26, 2016, was primarily due to $5,684,000 of capital expenditures for product tooling and manufacturing equipment for new process technology and capability improvements, partially offset by $553,000 of equipment sale proceeds, $459,000 from the sale of marketable securities, and $263,000 of equipment sale/leaseback transactions in Thailand. The cash used for the thirty-nine weeks ended June 28, 2015, was primarily due to $17,344,000 of capital expenditures for manufacturing equipment for new process technology and capability improvements and product tooling, partially offset by $3,111,000 of equipment sale/leaseback transactions in Thailand.

Our suspension assembly business is capital intensive. The disk drive industry experiences rapid technology changes that require us to make substantial ongoing capital expenditures in product and process improvements to maintain our competitiveness. Significant industry technology transitions often result in increasing our capital expenditures. The disk drive industry also experiences periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction, which also results in fluctuations in our capital expenditures. We anticipate capital expenditures will be less than $10,000,000 in 2016, primarily for product tooling and manufacturing equipment for new process technology and capability improvements, such as DSA suspension assemblies and SMA OIS actuators. Financing of these capital expenditures will be principally from operations, our current cash, cash equivalents, our senior secured credit facility, leasing, or additional financing, if available given current credit market conditions and our financial performance.

Cash (Used for) Provided by Financing Activities

Cash used for financing activities for the thirty-nine weeks ended June 26, 2016, was $4,026,000, compared to cash provided by financing activities of $531,000 for the thirty-nine weeks ended June 28, 2015. The cash used in the thirty-nine weeks ended June 26, 2016, was primarily due to $2,250,000 in repayments of our PNC Bank term loan and $1,846,000 of capital lease payments. The cash provided by financing activities for the thirty-nine weeks ended June 28, 2015, was primarily due to $37,500,000 in proceeds from the private placement of our 8.50% New Convertible Notes and $15,000,000 in proceeds from the PNC term loan, partially offset by the redemption of the then existing $39,822,000 aggregate principal amount of 8.50% Convertible Notes, $7,283,000 in repayments of our senior secured credit facility, $3,175,000 of debt refinancing costs, $1,749,000 of capital lease payments and $750,000 in repayment of our term loan.

Bill of Exchange

During the thirty-nine weeks ended June 26, 2016, we entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Hongkong and Shanghai Banking Corporation Limited, Bangkok Branch (“HSBC”), under which our Thai subsidiary, Hutchinson Technology Operations (Thailand) Co. Ltd., sold, without recourse, an aggregate of $81,196,000 of its accounts receivable to HSBC and was paid 100% of the face value of the accounts receivable, less interest expense of LIBOR plus 1.75%. The balance remaining to be paid to our Thai subsidiary from HSBC as of September 27, 2015 was $1,228,000, included within the line item “Other receivables” on our consolidated balance sheet. As of June 26, 2016, there was no outstanding balance to be paid to our Thai subsidiary from HSBC.

During the thirty-nine weeks ended June 26, 2016, we also entered into multiple independent bill of exchange discounting transactions under an uncommitted facility with Bank of America, N.A., Bangkok Branch (“Bank of America”), under which our Thai subsidiary sold, without recourse, approximately 90%, or an aggregate of $49,414,000, of its accounts receivable to Bank of America and was paid 100% of the face value of the accounts receivable sold, less interest expense of LIBOR plus 1.50%. The approximately 10% remainder due on the receivable is included in our trade receivables balance until paid. The trade receivables balance remaining to be paid to our Thai subsidiary from that customer as of June 26, 2016 was $2,632,000.

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

On December 10, 2015, we entered into a ninth amendment to our Credit Agreement with PNC Bank. The amendment modified the Credit Agreement to defer application of the fixed charge coverage covenant until December 25, 2016, and imposed a minimum EBITDA requirement and a new minimum liquidity requirement for 2016.

From time to time, we borrow funds under the Senior Secured Credit Facility. As of June 26, 2016, we had no outstanding borrowings. Our average outstanding balance in the thirty-nine weeks ended June 26, 2016, was $73,000. Amounts borrowed under the Senior Secured Credit Facility bear cash interest at a reduced rate equal to, at our election, either (i) PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 1.0% per annum, or (ii) LIBOR plus 3.5% per annum if no defaults or events of default exist under the Credit Agreement.

If we are unable to generate sufficient operating results, we may not be able to comply with financial covenants in the Credit Agreement. If necessary, we intend to negotiate a waiver of any noncompliance or an amendment of financial covenants specific to the applicable period, however; there is no assurance that a waiver can be obtained. As of June 26, 2016, we were in compliance with the financial covenants set forth in the Credit Agreement.

PNC Bank Term Loan - On December 23, 2014, we amended the Credit Agreement to establish a $15,000,000 term loan with PNC. The covenants in the Credit Agreement also apply to this term loan. The amount borrowed under the term loan may consist of domestic rate loans, with a per annum interest rate equal to PNC Bank’s alternate base rate (as defined in the Credit Agreement) plus 2.50%, or LIBOR rate loans, with a per annum interest rate equal to 3.50% plus the greater of the LIBOR rate (as defined in the Credit Agreement) or 1.00%, or a combination thereof. As a result, our interest rate for the term loan has been 4.5%. The principal balance of the term loan is payable in quarterly installments of $750,000 on the first day of each calendar quarter, commencing on April 1, 2015, and continuing through January 1, 2020. In the event that the Credit Agreement is not extended beyond December 1, 2016, the balance due on the term loan also will become due on December 1, 2016. Accordingly, the term loan has been classified as current debt on our consolidated balance sheet. Once repaid, amounts borrowed under the term loan may not be reborrowed. As of June 26, 2016, $11,250,000 of the term loan remained outstanding.

Capital Leases - As of June 26, 2016, we have remaining capital lease payment obligations of $4,971,000. We expect to enter into more leasing transactions throughout 2016.

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

As of June 26, 2016, we had $113,631,000 carrying value of fixed rate debt which had a fair market value of approximately $129,119,000. We used trading activity to determine the fair market value of the 8.50% Secured Notes. The 10.875% Notes and the 8.50% New Convertible Notes have not had trading activity, therefore the fair market value estimate for these notes was based on the closing market price of comparable debt as of the end of the fiscal quarter.

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

ITEM 1A. RISK FACTORS

Termination of the Merger Agreement or significant further delay in the closing of the Merger will create an immediate need for significant capital to service our existing debt obligations.

We have $63,931,000 aggregate principal amount of the 8.50% Secured Notes and $12,200,000 aggregate principal amount of the 10.875% Notes outstanding and scheduled to mature on January 15, 2017. Our revolving credit facility with PNC Bank is scheduled to expire on December 1, 2016. If the Merger has not closed and the revolving credit facility has not been extended on or before that date, then the outstanding balance of the term loan under the credit facility will become due on that date. As of June 26, 2016, $11,250,000 of the term loan remained outstanding. Our outstanding $37,500,000 aggregate principal amount of 8.50% New Convertible Notes are scheduled to mature on October 31, 2019.

If the Merger Agreement is terminated, or the Merger does not occur in a timely manner, we will need alternative sources of financing to satisfy our debt service requirements, including separate or related transactions to refinance our existing debt, significant additional funding, or the sale of some or all of the company or its assets, subject to existing contractual obligations. We currently do not have any commitments from third parties for any such alternative transactions. If we are forced to pursue these alternatives, it is uncertain whether they will be available in the timeframe required, or on terms acceptable to us, including covenants that we will be able to comply with in the short-term, if at all.

Absent an ability to refinance or raise sufficient additional capital through alternative transactions or by any other means, termination of the Merger Agreement or other significant further delay in the closing of the Merger, could limit our ability to continue our present level of operations, could have an adverse effect on our business, results of operations and financial condition and could jeopardize our ability to continue as a going concern.

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

HUTCHINSON TECHNOLOGY INCORPORATED

Date:	August 5, 2016	By	/s/ Richard J. Penn
Richard J. Penn
President and Chief Executive Officer

Date:	August 5, 2016	By	/s/ David P. Radloff
David P. Radloff
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated November 1, 2015, by and among HTI, Headway Technologies, Inc., and Hydra Merger Sub, Inc.	Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of HTI	Incorporated by Reference
3.2	Amended and Restated By-Laws of HTI	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically